Form 10-K
period 2015-12-31
SLM CORP
filed 2016-02-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $4.2 billion (based on closing sale price of $9.87 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2016, there were 426,316,005 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains "forward-looking" statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third-parties, including counterparties to the Company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings; failures or breaches of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on the Company’s business; risks associated with restructuring initiatives; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of the Company’s customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of the Company’s earning assets versus the Company’s funding arrangements; rates of prepayment on the loans that the Company makes; changes in general economic conditions and the Company’s ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

The financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, presents information on our business as configured after the Spin-Off, as hereafter defined. For more information regarding the basis of presentation of these statements, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Basis of Presentation.”

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Company History
SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. For 43 years, we have made a difference in students’ and families’ lives, helping more than 34 million Americans pay for college. We recognize there is no single way to achieve this task, so we provide a range of products to help families, whether college is a long way off or right around the corner. We promote responsible financial habits that help our customers dream, invest and succeed.
Our primary business is to originate and service Private Education Loans we make to students and their families. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.
We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. Under privatization legislation passed in 1997, we incorporated SLM Corporation as a Delaware corporation with the GSE as a subsidiary and on December 29, 2004, we terminated the federal charter and dissolved the GSE.
On April 30, 2014, we completed our plan to legally separate (the “Spin-Off”) into two distinct publicly traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”); and a consumer banking business, named SLM Corporation. We sometimes refer to the SLM Corporation that existed prior to the Spin-Off as “pre-Spin-Off SLM” herein.
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713, and our telephone number is (302) 451-0200.
Our Business
Our primary business is to originate and service Private Education Loans. In 2015, we originated $4.3 billion of Private Education Loans, an increase of 6 percent from the year ended December 31, 2014. As of December 31, 2015, we had $10.5 billion of Private Education Loans outstanding.
Private Education Loans
The Private Education Loans we make to students and families are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans and customers’ resources. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive. We earn interest income on our Private Education Loan portfolio, net of provision for loan losses.
In 2009, we introduced the Smart Option Student Loan, our Private Education Loan product emphasizing in-school payment features that can produce shorter terms to minimize customers’ total finance charges. Customers elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and for six months thereafter, and accounted for approximately 56 percent of the Private Education Loans Sallie Mae Bank originated during 2015. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and for a six-month grace period after separation. Lower interest rates on the Interest Only and Fixed Payment options incentivize customers to elect those options. Having borrowers make payments while in school helps reduce the total loan cost compared with the traditional deferred loan, and also helps borrowers become accustomed to making on-time regular loan payments.
We regularly review and update the terms of our Private Education Loan products. Our Private Education Loans include important protections for the family, including loan forgiveness in case of death or permanent disability of the student borrower and a free, quarterly FICO Score benefit to students with a Smart Option Student Loan disbursed since academic year 2014-2015.

Private Education Loans bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2015, our average FICO scores were 748 at the time of origination and approximately 90 percent of our loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate, and we disburse the loans directly to the higher education institution.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and their families. Our on-campus efforts with 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our borrowers manage their payments with great success. At December 31, 2015, 2.2 percent of loans in repayment were delinquent, and loans in forbearance were 3.4 percent of loans in repayment and forbearance. In 2015, 0.82 percent of total loans in repayment charged off. Loans in repayment include loans on which borrowers are making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status.
Sallie Mae Bank
Since 2006, virtually all of the Private Education Loans we currently own or service have been originated and funded by Sallie Mae Bank (the “Bank”), our Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions (“UDFI”), the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Financial Protection Bureau (“CFPB”). At December 31, 2015, the Bank had total assets of $15.0 billion, including $10.5 billion in Private Education Loans and $1.1 billion of FFELP Loans, and total deposits of $12.0 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan originations. Our ability to obtain such funding is dependent, in part, on the capital level of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no restrictions on our ability to obtain deposit funding or the interest rates we charge other than those restrictions generally applicable to all FDIC-insured banks of similar size. We diversify our funding base by raising term funding in the long-term asset-backed securities (“ABS”) market collateralized by pools of Private Education Loans. We plan to continue to do so, market conditions permitting. This helps us reduce our reliance on deposits to fund our growth, and match-fund our assets.
We expect the Bank to retain servicing of all Private Education Loans it originates, regardless of whether the loans are held, sold or securitized. If Private Education Loans are sold and servicing is retained, the Bank receives ongoing servicing revenue for those loans in addition to the gain on sale recognized on the sale of those assets.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about Sallie Mae Bank.
Operational Infrastructure
In April 2014, we began to perform collection activity on our portfolio of Private Education Loans. In October 2014, we launched our stand-alone servicing platform and began servicing our portfolio of Private Education Loans. Since early 2015, all servicing and collections activities have been conducted in the United States.
Our servicing operation includes resources dedicated to assist customers with specialized needs and escalated inquiries. We also have a group of customer service representatives dedicated to assisting military personnel with available military benefits.
In 2015, we completed the build-out of our operational infrastructure to independently originate Private Education Loans. This included the implementation of a new loan originations platform.

Upromise by Sallie Mae
Upromise by Sallie Mae is a save-for-college rewards program helping Americans save for higher education. Membership is free and each year approximately 400,000 consumers enroll to use the service. Members earn money for college by receiving cash back rewards when shopping at participating on-line or brick-and-mortar retailers, booking travel, dining out at participating restaurants, and by using their Upromise MasterCard. As of December 31, 2015, more than 850 merchants participated by providing discounts passed on to members in the form of cash back rewards. Since inception, Upromise members have received approximately $1 billion for college, and more than 390,000 members actively use the Upromise credit card for everyday purchases.
Our Approach to Advising Students and Families How to Pay for College
Our annual research on How America Pays for College1 confirms students and their families cover the cost of college using multiple sources. According to this research, just 40 percent of families have a plan to pay for college. Sallie Mae offers free online financial literacy resources, including interactive tools and content, at SallieMae.com/Plan-for-College, to help families construct a comprehensive financial strategy to save and pay for college. Plan for College features the College Planning Calculator, which facilitates families setting college savings goals, projecting the full cost of a college degree, and estimating future student loan payments and the annual starting salary level needed to keep payments manageable. In addition, Sallie Mae offers a free mobile application, College Ahead, that engages high school juniors and seniors in a step-by-step journey to college.
To encourage responsible borrowing, Sallie Mae advises students and families to follow a three-step approach to paying for college:
Step 1: Use scholarships, grants, savings and income.
We provide access to an extensive free online scholarship database, which includes information about more than 5 million scholarships with an aggregate value in excess of $24 billion.
Through the Bank, we offer traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”).
In addition, our Upromise by Sallie Mae save-for-college rewards program helps families jumpstart their save-for-college plans by providing financial rewards on everyday purchases made at participating merchants.
Step 2: Explore federal government loan options.
We encourage students to explore federal government loan options, including Perkins loans, Direct loans and PLUS loans. Students apply for federal student aid, including federal student loans, by completing the Free Application for Federal Student Aid.
Step 3: Consider affordable Private Education Loans to fill the gap.
We offer competitively priced Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education.

____________________
1 Sallie Mae’s How America Pays for College 2015, conducted by Ipsos, www.salliemae.com/howamericapays.

Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan and the loan’s total cost under the available repayment options. Our Smart Option Student Loan features no origination fees and no prepayment penalties, provides rewards for paying on time, offers a choice of repayment options, and a choice of either variable or fixed interest rates.
The majority of our Smart Option Student Loan borrowers elect an in-school repayment option. By making in-school payments, customers learn to establish good repayment patterns, reduce the total loan cost, and graduate with less debt. We send monthly communications to customers while they are in school, even if they have no monthly payments scheduled, to keep them informed and encourage them to reduce the amount they will owe when they leave school.
Some customers transitioning from school to the work force may require more time before they are financially capable of making full payments of principal and interest. Sallie Mae created a Graduated Repayment Program to assist new graduates with additional payment flexibility, allowing customers to elect to make interest-only payments instead of full principal and interest payments during the first year after their six-month grace period.
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, an informational section of SallieMae.com, Managing Your Loans, provides educational content for borrowers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided that help explain how payments are applied and allocated, and help site visitors estimate payments and see how the accrued interest on alternative repayment programs could affect the cost of their loans. The site also provides important information on special benefits available to service men and women under the Servicemembers Civil Relief Act.
After graduation, a customer may apply for the cosigner to be released from the loan. This option is available once there have been 12 consecutive, on-time principal and interest payments and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
During repayment, customers may struggle to meet their financial obligations. If a customer’s account becomes delinquent, we will work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner to understand their financial circumstances and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance, suited to their individual circumstances and ability to make payments.
In some cases, loan modifications and other efforts may be insufficient for those experiencing extreme long term hardship. Sallie Mae has long supported bankruptcy reform that (i) would permit the discharge of education loans, both private and federal, after a required period of good faith attempts to repay and (ii) is prospective in application, so as not to rewrite existing contracts. Any reform should recognize education loans have unique characteristics and benefits as compared to other consumer loan classes.
Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based primarily on three factors: college enrollment levels, the costs of attending college and the availability of funds from the federal government to pay for a college education. The amounts students and their families can contribute toward college costs and the availability of scholarships and institutional grants are also important. If the cost of education increases at a pace exceeding the sum of family income, savings, federal lending, and scholarships, more students and families can be expected to rely on Private Education Loans. If enrollment levels or college costs decline or the availability of federal education loans, grants or subsidies and scholarships significantly increases, Private Education Loan originations could decrease.

We focus primarily on borrowers attending public and private not-for-profit four-year degree granting institutions. We lend to some borrowers attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for funding needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Since 2007, we have reduced the number of for-profit institutions included in our lending program. Approximately 10 percent or $430 million of our 2015 Private Education Loan originations were for students attending for-profit institutions. The for-profit institutions where we continue to do business are focused on career training. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank NA, Discover Bank, Citizens Financial Group, Inc. and PNC Bank NA, as well as a number of smaller specialty finance companies.
Enrollment

We expect modest enrollment growth over the next several years.

•
Enrollments at public and private not-for-profit four-year institutions increased by approximately 9 percent from academic years (“AYs”) 2004-2005 through 2007-2008. Enrollment increased especially during the recession of 2007-2009, which created high unemployment. Enrollment has been stable post-recession.

Enrollment at Four-Year Degree Granting Institutions2
     (in millions)

•	According to the U.S. Department of Education’s projections released in February 2014, the high school graduate population is projected to remain relatively flat from 2015 to 2022.[2]

_________________________
1Source: MeasureOne Q3 2015 Private Student Loan Report, December 2015. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES, February 2014), Enrollment in Postsecondary Institutions (NCES, December 2013), Enrollment in Postsecondary Institutions (NCES, October 2014) and Enrollment and Employees in Postsecondary Institutions (NCES, November 2015).

Tuition Rates

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 5.5 percent and 4.4 percent, respectively, from AYs 2005-2006 through 2015-2016. Growth rates have been more modest the last two AYs, with average published tuition and fees at public and private four-year not-for-profit institutions increasing 2.9 percent and 3.8 percent, respectively, between AYs 2013-2014 and 2014-2015 and 2.9 percent and 3.6 percent, respectively, between AYs 2014-2015 and 2015-2016.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
     (Dollars in actuals)
______
3 Source: The College Board-Trends in College Pricing 2015. © 2015 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

•
Borrowing through federal education loan programs increased at a compound annual growth rate of 10 percent between AYs 2004-2005 and 2011-2012.[6] Federal borrowing increased considerably during the recession, with borrowing increasing 26 percent between AYs 2007-2008 and 2008-2009 alone. A major driver of this activity was the Higher Education Reconciliation Act of 2005, which in AY 2007-2008 raised annual Stafford loan limits for the first time since 1992 and expanded federal lending with the introduction of the Graduate PLUS loan. In response to the financial crisis in AY 2008-2009, The Ensuring Continued Access to Student Loans Act of 2008 raised unsubsidized Stafford loan limits for undergraduate students again by $2,000.[4] Federal education loan program borrowing peaked in AY 2011-2012. Since then it declined by 4 percent in AY 2012-2013, 1 percent in AY 2013-2014, and another 5 percent in AY 2014-2015. We believe these declines are principally driven by enrollment declines in the for-profit schools sector.[4] Between AYs 2004-2005 and 2014-2015, federal grants increased 164 percent to $46.2 billion.[5]

_________________________
4 Source: FinAid, History of Student Financial Aid and Historical Loan Limits. © 2014 by FinAid. www.FinAid.org.
5 Source: The College Board-Trends in Student Aid 2015. © 2015 The College Board. www.collegeboard.org.

•
These increases in federal lending for higher education had a significant impact on the market for Private Education Loans. Annual originations of Private Education Loans peaked at $21.1 billion in AY 2007-2008 and declined to $6.0 billion in AY 2010-2011. Contributing to the decline in Private Education Loan originations was a significant tightening of underwriting standards by Private Education Loan providers, including Sallie Mae. Private Education Loan originations increased to an estimated $9.0 billion in AY 2014-2015, up 7.0 percent over the previous year.[6]

_______
6 Source: The College Board-Trends in Student Aid 2015. © 2015 The College Board. www.collegeboard.org. Funding sources in current dollars and includes Federal Grants, Federal Loans, Education Tax Benefits, Work Study, State, Institutional and Private Grants and Non-Federal Loans. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. We believe the College Board source (a) includes Private Education Loans made by major financial institutions in the Private Education Loan market, with an unknown adjustment for Private Education Loans made by smaller lenders such as credit unions, and (b) may include consolidation loans made by the major financial institutions. The College Board restates its data annually, which may cause previously reported results to vary.

•
We estimate total spending on higher education was $412 billion in the AY 2014-2015, up from $336 billion in the AY 2009-2010. Private Education Loans represent just 2 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[7]

•
Over the AY 2009-2015 period, increases in total spending have been born primarily through increased family contributions. If household finances continue to improve, we would expect this trend continue.

_________________________

7 Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES 2014-, February 2014), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2015. © 2015 The College Board. www.collegeboard.org, College Board -Trends in Student Pricing 2015. © 2015 The College Board. www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previously reported results to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It mandates significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. It requires the issuance of many regulations, which will take effect over several years, making it difficult to anticipate the overall impact to us, our affiliates, including the Bank, as well as our customers and the financial industry.

Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection and deposit taking activities subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, which govern disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, which govern the use and provision of information to consumer reporting agencies;

•
the Equal Credit Opportunity Act (“ECOA”) and Regulation B issued by the CFPB, which prohibit creditor practices that discriminate on the basis of race, religion and other prohibited factors in extending credit;

•
the Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including fees, that may be charged;

•	the Truth in Savings Act and Regulation DD issued by the CFPB, which mandate certain disclosures related to consumer deposit accounts;

•
the Expedited Funds Availability Act, Check Clearing for the 21st Century Act and Regulation CC issued by the Federal Reserve Bank (“FRB”), which relate to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with federal government requests for and subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E issued by the CFPB, which govern automated transfers of funds and consumers’ rights related thereto;

•	the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers; and

•	the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third-parties.

Consumer Financial Protection Bureau
The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. On January 1, 2015, the CFPB became the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. We expect the CFPB to begin its initial formal examination of us in early 2016. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. On October 16, 2015, the Private Education Loan Ombudsman submitted its fourth report based on Private Education Loan inquiries received by the CFPB from October 1, 2014 through September 30, 2015. The CFPB has recently expressed some concerns with education loan servicers and indicated it may begin to consider possible rulemaking efforts for the industry in late 2016 or 2017.
Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC, the UDFI and the CFPB. We are not a bank holding company and therefore are not subject to the federal regulations applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank and our other non-bank subsidiaries.
General
The Bank is currently subject to prudential regulation and examination by the FDIC and the UDFI, and consumer compliance regulation and examination by the CFPB. Numerous other federal and state laws and regulations govern almost all aspects of the operations of the Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.
Actions by Federal and State Regulators
Like all depository institutions, the Bank is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and the FDIC have the authority to compel or restrict certain actions of the Bank if it is determined to lack sufficient capital or other resources, or is otherwise operating in a manner deemed to be inconsistent with safe and sound banking practices. Under this authority, the Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Bank would be required to take identified corrective actions to address cited concerns and refrain from taking certain actions.

Enforcement Powers
As “institution-affiliated parties” of the Bank, we, our non-bank subsidiaries and our management, employees, agents, independent contractors and consultants are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including by compelling restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
On May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the "DOJ") regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty issued by the FDIC (the "FDIC Consent Order"), the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Under the terms of the Separation and Distribution Agreement executed in connection with the Spin-Off (the "Separation and Distribution Agreement"), Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the consent order entered into with the DOJ (the "DOJ Consent Order"), Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank. At the time of this filing, the Bank is continuing to implement both the FDIC Consent Order and the DOJ Consent Order.
As required by the FDIC Consent Order and the DOJ Consent Order, the Bank has implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are compliant with applicable laws and regulations. The FDIC Consent Order also requires the Bank’s compliance with consumer protection regulations and its compliance management system be audited by independent qualified audit personnel on an annual basis. The Bank is focused on achieving timely and comprehensive remediation of each item contained in the orders and further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorney generals have provided the Bank identical CIDs and others have become involved in the inquiry over time. To the extent requested, we have been cooperating fully with the CFPB and the attorney generals but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries, Navient is leading the response to this investigation and has accepted responsibility for all costs, expenses, losses or remediation that may arise from this investigation.
Standards for Safety and Soundness
The Federal Deposit Insurance Act (the “FDIA”) requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have implemented these required standards through regulations and interagency guidance designed to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2013, the Bank paid dividends of $120 million to an entity that is now a subsidiary of Navient. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations and financial position. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
As of January 1, 2015, the Bank was required to comply with U.S. Basel III. U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital, establishes Common Equity Tier 1 as a new tier of capital and modifies methods for calculating risk-weighted assets, among other things. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a new capital conservation buffer, are being phased in over several years.
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer, which will be phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
U.S. Basel III also revised the capital thresholds for the prompt corrective action framework for insured depository institutions. Effective January 1, 2015, to qualify as "well capitalized," the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
Stress Testing Requirements
The Dodd-Frank Act imposes stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of September 30, 2014, the Bank met this asset threshold. Under the FDIC’s implementing regulations, the Bank is required to conduct annual company-run stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank must conduct its first annual stress test under the rules in the January 1, 2016 stress testing cycle and submit the results of that stress test to the FDIC by July 31, 2016.

Deposit Insurance and Assessments
Deposits at the Bank are insured up to the applicable legal limits by the FDIC - administered Deposit Insurance Fund (the "DIF"), which is funded primarily by quarterly assessments on insured banks. An insured bank's assessment is calculated by multiplying its assessment rate by its assessment base. A bank's assessment base and assessment rate are determined each quarter.
The Bank’s insurance assessment base currently is its average consolidated total assets minus its average tangible equity during the assessment period. The Bank’s assessment rate is determined by the FDIC using a number of factors, including the results of supervisory evaluations, the Bank’s capital ratios and its financial condition, as well as the risk posed by the Bank to the DIF. Assessment rates for insured banks also are subject to adjustment depending on a number of factors, including significant holdings of brokered deposits in certain instances and the issuance or holding of certain types of debt.
Deposits
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources”.
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
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act, have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third-parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third-parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.

Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of December 31, 2015, $4.9 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for ABS, including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The regulations generally require securitizers of asset-backed securities, such as Sallie Mae, to retain at least five percent of the credit risk of the assets being securitized. The final rules provide reduced risk retention requirements for securitization transactions collateralized solely (excluding servicing assets) by FFELP loans. The regulations took effect in December 2015 for securitization transactions backed by residential mortgages and will take effect in December 2016 for any other securitization transaction, including those collateralized by Private Education Loans. Prior to December 2016, however, certain on-balance sheet securitizations (including those involving Private Education Loans) sponsored by an FDIC-insured institution and utilizing the FDIC "safe harbor" to reduce the risk to securitization investors in the event of an insolvency of the insured institution may also be subject to the credit risk retention requirements.
Anti-Money Laundering, the USA PATRIOT Act, and U.S. Economic Sanctions
The USA PATRIOT Act of 2001 (the “USA Patriot Act”), which amended the Bank Secrecy Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate internal policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, U.S. law generally prohibits or substantially restricts U.S. persons from doing business with countries designated by the U.S. Department of State as state sponsors of terrorism, which currently are Iran, Sudan and Syria. Under U.S. law, there are similar prohibitions or restrictions with countries subject to other U.S. economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control or other agencies. We maintain policies and procedures designed to ensure compliance with relevant U.S. laws and regulations applicable to U.S. persons.
Volcker Rule
In December 2013, the U.S. banking agencies, the SEC and U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of Dodd-Frank. The rules prohibit insured depository institutions and their affiliates (collectively, “banking entities”) from engaging in proprietary trading and from investing in, sponsoring, or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit banking entities to trade for risk mitigating hedging and liquidity management, subject to certain conditions and restrictions. A conformance period ended on July 21, 2015. We do not expect the Volcker Rule to have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs in connection with implementing the compliance program required by the Volcker Rule, but any such costs are not expected to be material.
Employees
At December 31, 2015, we had approximately 1,200 employees, none of whom are covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is significantly influenced by economic conditions. Economic growth in the United States remains uneven. Employment levels in the United States are often sensitive not only to domestic economic growth but to the performance of major foreign economies and commodity prices. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. Since 2009, the unemployment rate of 20-24 year old college graduates has been higher than in prior years. It reached a high of 13.3 percent in 2011 and declined to 3.8 percent in December 2015. Likewise, high unemployment and decreased savings rates may impede Private Education Loan originations growth as loan applicants and their cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Consequently, our borrowers may experience more trouble in repaying loans we have made to them, which could increase our loan delinquencies, defaults and forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing our education loan application and funding volumes. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition
We operate in a competitive environment. Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment subject us to risks that could adversely affect our financial position.
The principal assets on our balance sheet are Private Education Loans. At December 31, 2015, approximately 69 percent of our assets were comprised of Private Education Loans and this concentration will likely increase. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, with negative impacts on our financial returns.
In addition to competition with banks and other consumer lending institutions, the federal government, through the Direct Student Loan Program (“DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (“HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress and a vote may occur in 2016. Increased funding authorizations or federal education loan limits contained in any reauthorization could decrease demand for Private Education Loans.

Access to alternative means of financing the costs of education and other factors may reduce demand for Private Education Loans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The demand for Private Education Loans could weaken if families and student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both pre-paid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs such as the DSLP; and

•	Direct loans from colleges and universities.
In addition, our ability to grow Private Education Loan originations could be negatively affected if

•	demographic trends in the United States result in a decrease in college-age individuals,

•	demand for higher education decreases,

•	the cost of attendance of higher education decreases, or

•	public resistance to increasing higher education costs strengthens.
We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.
Our future success depends significantly on the continued services and performance of our management team. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our management team or other key personnel to our competitors or other companies or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Violations of, or changes in, federal or state consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, administrative fines, penalties and restitution, result in greater compliance costs, constrain the marketing of Private Education Loans, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.
For example, the Bank is currently subject to the FDIC Consent Order and the DOJ Consent Order.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.
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
Finally, we operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing level of student loan debt in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further laws and regulations applicable to, or limiting, our business. As an example of potential further laws and regulations applicable to our business, the CFPB has recently expressed some concerns with education loan servicers and indicated it may begin to consider possible rulemaking efforts for the industry in late 2016 or 2017. As an example of potential further laws and regulations limiting our business, increasing numbers of allegations or findings levied against for-profit institutions could lead us to further curtail the loans we make to students of these institutions or increase the risk of enforceability of our existing loans to graduates of particular institutions found to have fraudulently misrepresented or to have not provided reasonably expected training or educational benefits.
We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in these laws and regulations, or our failure to comply with them, may adversely affect us.
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations, may, among other matters,

•	prescribe minimum capital requirements,

•	limit the rates of growth of our business,

•	impose limitations on the business activities in which we can engage,

•	limit the dividend or distributions the Bank can pay to us,

•	restrict the ability of institutions to guarantee our debt,

•	limit proprietary trading and investments in certain private funds,

•	impose certain specific accounting requirements on us that may be more restrictive and

•	result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth. We sold Private Education Loans from time to time in 2015, primarily through off-balance sheet securitization transactions, in part to meet previously imposed limitations.
As our business, capital and balance sheet continue to grow, we expect to be able to achieve our annual Private Education Loan origination targets for 2016 without the need to sell loans to third-parties. We may reconsider loan sales from time to time, however, based on a number of factors, including our risk-based capital levels and input from our regulators.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. We, like the rest of the banking sector, are facing increased regulation and supervision of our industry by bank regulatory agencies and expect there will be additional and changing requirements and conditions imposed on us. Our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties and restrictions on our business activities, any of which could adversely affect our business, financial condition, cash flows, results of operations, capital base and the price of our securities.
Significant increases in our FDIC insurance premiums could have an adverse impact on our financial position, results of operations and cash flows.
Deposits at the Bank are insured up to the applicable legal limits by the DIF, which is funded primarily by quarterly assessments on insured banks. An insured bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Deposit Insurance and Assessments.”

The FDIC may further redefine how assessments are calculated, impose special assessments or surcharges on us or increase our deposit insurance premiums. In the fourth quarter of 2015, the FDIC unveiled a plan that would impose a 4.5 basis point premium surcharge on banks with $10 billion or more in assets, which could be effective as early as the first quarter of 2016.
Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with third-party vendors and service providers.
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to vet and supervise the activities of service providers to ensure compliance with federal consumer protection laws. In addition, the FDIC Consent Order, among other things, imposes strict requirements on the Bank with respect to oversight of third-party agreements and services. The issuance of regulatory guidance, the FDIC Consent Order, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third-party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to further supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results and cash flows.
Capital and Liquidity
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, extensions of credit on our Private Education Loans, deposit withdrawals and payment of required dividends on our preferred stock. Our primary sources of liquidity and funding are from customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales and securitization transactions we undertake. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
For at least the next several years, our ability to grow our business to its fullest potential will be heavily reliant on our ability to obtain deposits and obtain financing through asset-backed securitizations.
If we are unable to obtain funding sufficient to fund new Private Education Loan originations, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We fund Private Education Loan originations through term and liquid brokered and retail deposits raised by the Bank. Assets funded in this manner result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we create. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, to grow our deposit base, we will need to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, capital, and effort to implement. Further, the significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. If we are unable to expand existing, or develop new, channels for deposit generation on favorable terms, it could have a material adverse effect on our business, results of operations, financial position and cash flows. In addition, our ability to maintain existing or obtain additional deposits may be affected by factors, including those beyond our control, such as perceptions about our financial strength, quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to make deposits with us.

Our short-term success depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:

•	Persistent and prolonged disruption or volatility in the capital markets or in the education loan ABS sector specifically;

•	Our inability to generate sufficient Private Education Loan volume;

•
Degradation of the credit quality or performance of the Private Education Loans we sell or finance through securitization trusts, or adverse rating agency assumptions, ratings or conclusions with respect to those trusts or the education loan-backed securitization trusts sponsored by other issuers;

•	Material breach of our obligations to purchasers of our Private Education Loans, including securitization trusts;

•	The timing, pricing and size of education loan asset-backed securitizations other parties issue, or the adverse performance of, or other problems with, such securitizations;

•
Challenges to the enforceability of Private Education Loans based on violations of, or changes to, federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of Private Education Loans for violation of such laws and regulations; or

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies or credit facility providers.
In structuring and facilitating securitizations of Private Education Loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections and may increase if the performance of the securitization trusts’ loan portfolios degrades. In addition, under various agreements, we may be contractually bound to indemnify transaction parties if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.
If we are liable to an investor or other transaction party for a loss incurred in any securitization we facilitate or structured and any insurance that we may have does not cover this liability or proves to be insufficient, our business, financial position, results of operations and cash flows could be materially adversely affected.
The interest rate and maturity characteristics of our earning assets do not always match the interest rate and maturity characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity. We are also subject to repayment and prepayment risks, which can adversely affect our financial condition.
Net interest income is the primary source of cash flow generated by our portfolios of Private Education Loans and FFELP Loans. Interest earned on Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates, but our cost of funds is primarily related to deposit rates. Certain of our Private Education Loans bear fixed interest rates. These loans are not specifically match funded with fixed-rate deposits or fixed rate funding obtained through asset-backed securitization. Likewise, the average term of our deposits is shorter than the expected term of our Private Education Loans and FFELP Loans.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may compress our net interest margin (the net interest yield earned on our portfolio less the rate paid on our interest bearing liabilities). It is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract repricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans. For example, most of our Smart Option Student Loan products promote accelerated repayment. In addition, increases in employment levels, wages, family income or alternative sources of financing may also contribute to higher than expected prepayment rates, which can adversely affect our financial condition.
Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
We maintain an overall interest rate strategy that uses derivatives to reduce the economic effect of interest rate changes. Developing an effective hedging strategy for dealing with movements in interest rates is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolios remain subject to prepayment risk that could cause them to be under- or over-hedged, which could result in material losses. In addition, our interest rate risk management activities expose us to mark-to-market losses if interest rates move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance hedging activities using derivatives will effectively manage our interest rate sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not so qualify is included in our statement of income. A decline in the fair value of those derivatives could have a material adverse effect on our reported earnings.
We are also subject to the creditworthiness of third-parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, if a derivative counterparty fails to perform, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus could be exposed to a greater level of interest rate risk, potentially leading to additional losses. Our counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Counterparty Exposure.” If our counterparties are unable to perform their obligations, such inability could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Defaults on education loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations and cash flows.
We bear the full credit exposure on Private Education Loans. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies, as a percentage of Private Education Loans in repayment, were 2.2 percent at December 31, 2015.
In connection with the Spin-Off, we conformed our policy with the Bank’s policy to charge off loans after 120 days of delinquency. We also changed our loss emergence period - management’s estimate of the expected period of time between the first occurrence of an event likely to cause a loss on a loan (e.g., a borrower’s loss of job, divorce, death, etc.) and the date the loan is expected to be charged off - from two years to one year to reflect both the shorter charge-off policy and related servicing practices. Prior to the Spin-Off, the Bank sold all loans past 90 days delinquent to an entity that is now a subsidiary of Navient. Post-Spin-Off, sales of delinquent loans to Navient have been significantly curtailed. Similarly, pre-Spin-Off SLM’s Private Education Loan default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy to charging off at 120 days delinquent and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies now focus more on loans 30 to 120 days delinquent. We only have one and one half years of experience in executing our default aversion strategies on such compressed collection timeframes.  If we are unable to maintain or improve on our existing default aversion levels during these shortened collection timeframes, default rates on our Private Education Loans could increase.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2015, our allowance for Private Education Loan losses was approximately $109 million. During the year ended December 31, 2015, we recognized provisions for Private Education Loan losses of $87 million. The provision for loan losses reflects the Private Education Loan performance for the applicable period and affects the allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates during the recent recession, led to higher rates of education loan defaults. In addition, our product offerings may prove to be unprofitable and may result in higher than expected losses. If actual loan performance is worse than currently estimated, it could materially increase our estimate of the allowance for loan losses in our balance sheet and the related provision for loan losses in our statements of income and, as a result, adversely affect our capital, financial condition and results of operations.
Changes in accounting standards could adversely affect our capital levels, results of operation and financial condition.
We are subject to the requirements of entities that set and interpret the accounting standards governing the preparation of our financial statements and other financial reports. These entities, which include the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators and our independent registered public accounting firm, may add new requirements or change their interpretations of how those standards should be applied.
For example, we anticipate the FASB will approve a final accounting standard in 2016 related to the calculation of loan loss reserves that will require us to apply a current expected credit loss (“CECL”) model when recording impairment of loans and other financial instruments. The CECL model, as currently drafted, will require us to record an allowance for estimated life of loan losses at each balance sheet date. Currently, for those Private Education Loans that are not TDRs (as defined below), we apply an inherent loss model and only record an allowance for losses expected to be realized in the 12 months following the balance sheet date. Adoption of the CECL life of loan model could significantly increase our allowance for loan losses and thereby materially affect our financial condition, results of operations, or capital levels.
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations and financial condition.
Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
As of January 1, 2015, the Bank was required to comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital. U.S. Basel III establishes the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, on a fully phased-in basis by January 1, 2019, banks will be subject to a greater than 2.5 percent Common Equity Tier 1 capital conservation buffer. Institutions that do not maintain the buffer will face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses to executive officers.
U.S. Basel III also revised the capital thresholds for the prompt corrective action framework for insured depository institutions. Effective January 1, 2015, to qualify as "well capitalized," an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. As of December 31,

2015, the Bank had a Common Equity Tier 1 risk-based capital ratio of 14.4 percent, a Tier 1 risk-based capital ratio of 14.4 percent, a Total risk-based capital ratio of 15.4 percent and a Tier 1 leverage ratio of 12.3 percent.
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it may be subject to serious regulatory sanctions that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position and cash flows. See Item 1. "Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Regulatory Capital Requirements."
Unfavorable results from required annual stress tests conducted by us may adversely affect our capital position.
The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion, an asset threshold which the Bank meets. Under the FDIC’s implementing regulations, the Bank is required to conduct annual stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank must conduct its first annual stress test under the rules in the 2016 stress testing cycle and submit the results of that stress test to the FDIC by July 31, 2016. Published summary results will be required to include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. Our regulators may require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.
Operations
Failure of our operating systems or infrastructure or inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.
Our business is dependent on our ability to process and monitor large numbers of transactions in compliance with legal and regulatory standards and our product specifications. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure become increasingly challenging. There is no assurance we can adequately or efficiently develop, maintain or acquire access to such systems and infrastructure.
Our loan originations and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our clients, result in financial loss or liability to our clients, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third-parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations and cash flows.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, and process loan applications and payments and provide other customer services in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet via personal computers or mobile devices, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those we offer or use may become obsolete or noncompetitive. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.
We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost effective technologies than those we offer or develop.
We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information and reputational damage, which could materially adversely affect our business, financial condition or results of operations.
Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. To access our products and services, our customers may use smart phones, tablets and other mobile devices that are beyond our security systems and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers and other users of our systems to gain access to our and our customers’ data. As a result, we continue to evolve our security controls to effectively prevent, detect, and respond to the continually changing threats and we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments.
Despite the measures we and our third-party service providers implement to protect our systems and data, we may not be able to anticipate, prevent or detect cyber-attacks given the unknown and evolving nature of cyber criminals and techniques. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third-parties’ business operations. We also routinely transmit and receive personal, confidential and proprietary information, some through third-parties, which may be vulnerable to interception, misuse or mishandling.
If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ operations that could result in significant losses, loss of confidence by and business from customers, customer dissatisfaction, significant litigation, regulatory exposures and harm to our reputation and brand.
In the event personal, confidential or other information is threatened, intercepted, misused, mishandled or compromised, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third-parties, could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans and FFELP Loans, Bank deposit-taking activities, software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for other telecommunications, email, processing, storage, remittance and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially adversely affect our business, financial condition or results of operations.
We may face risks from our operations related to litigation or regulatory actions that could result in significant legal expenses and settlement or damage awards.
Navient has agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement, provided Navient receives notice of such claims or potential claims from us on or before April 30, 2017, the third anniversary of the Spin-Off. Consequently, due to Navient’s indemnification and the smaller, relatively younger vintages of our Private Education Loans, over the near term our dispute-related expenses may be lower than might otherwise be expected. As our business grows, we will likely be subject to additional claims and litigation, which could seriously harm our business and require us to incur significant costs. Defending against litigation may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages and that could have a material adverse effect on our business, results of operations and financial condition. Likewise, similar material adverse effects could occur if Navient is unwilling or unable to honor its indemnification obligations under the Separation and Distribution Agreement.
New products and services may subject us to additional risks.
In 2016, we intend to focus more attention on expanding the suite of products and services that we provide to our customers. While we do not expect significant financial contributions from these products in the near term, there may be substantial regulatory and operational challenges, risks and uncertainties associated with these efforts and we may invest significant time and resources in developing and launching any new products or services. In addition, our initial timetables for the introduction and development of new products or services may not be met, market acceptance may fall short of our expectations, and price and profitability targets may not prove achievable, which could in turn unnecessarily divert management’s attention and focus and have a material negative effect on our perception in the marketplace and our operating results.
Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income and expenses.
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income and expenses. A description of our critical accounting estimates and assumptions may be found in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and results of operations.
Our framework for managing risks may not be effective in mitigating our risk of loss.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which we are subject. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be existing or developing risks that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.
Our internal controls over financial reporting and disclosure controls may be ineffective.
Our management is responsible for maintaining, regularly assessing and, as necessary, making changes to our internal controls over financial reporting and our disclosure controls. Nevertheless, our internal controls over financial reporting and our disclosure controls can provide only reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("GAAP") and may not prevent or detect misstatements. Any failure or circumvention of our internal controls over financial reporting or our disclosure controls, failure to comply with rules and regulations related to such controls or failure to make sound and appropriate application of the criteria established in the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission could have a material adverse effect on our financial condition and results of operations.
We are subject to reputational and other risks related to customer or employee fraud.
Employee and customer misconduct could subject us to financial losses, lawsuits or regulatory sanctions and severely harm our reputation. Misconduct by our customers could include such activities as providing fraudulent credentials, information or authorization on behalf of a family member or other cosigner through identification theft or by other means in order to secure loan approval. Customers also may attempt to fraudulently secure Private Education Loan proceeds. Misconduct by our employees could include, among other things, theft of our or our customers’ confidential information, or making unauthorized payments on behalf of a collection client in order to meet certain incentive thresholds.
If our internal controls fail to prevent or detect an occurrence of customer or employee fraud, or if any resulting loss is not insured, exceeds applicable insurance limits or insurance is denied, such occurrence could have a material adverse effect on our reputation, financial condition and results of operations.
Risks Related to the Spin-Off
We may incur significant additional costs in connection with operating as a stand-alone company.
We may incur significant additional costs in connection with our operation as a stand-alone public company and the full implementation of the Spin-Off. For example, Navient and its affiliates continue to provide certain services to us and our affiliates under various transition agreements for specified transition periods and potentially thereafter. The fees charged by Navient and its affiliates for the provision of these services to us and our affiliates may be higher than the costs that were allocated to these services prior to the Spin-Off. In addition, prior to the Spin-Off our businesses obtained services from, or engaged in transactions with, our affiliates under intercompany agreements. All of these factors will result in costs that are higher than the amounts reflected in historical financial statements, which could cause our profitability to decrease.

We continue to rely on Navient’s Private Education Loan data and, because of Navient's indemnification obligations, have significant exposures to risks related to its creditworthiness. If we are unable to rely on these data or to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows and financial condition could be materially and adversely affected.
Navient regularly provides us with a significant amount of current and historical data on their portfolios of private education loans, including data that supports, among other things, the tracking of loan performance metrics such as default and recovery rates on those loans, including loans classified as troubled debt restructurings, and, in connection with our ABS financing transactions, to provide investors with historical information about Private Education Loan performance. We also use these metrics in the development of certain critical accounting assumptions.
Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification receivable at December 31, 2015 is $170 million. In addition, Navient has agreed to indemnify us for uncertain pre-Spin-Off tax positions.

•
Separate and apart from Navient's direct responsibility for its own actions and those of its subsidiaries, Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient prior to the third anniversary date of the Spin-Off, April 30, 2017. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses and servicing and collection activities operated or conducted prior to the Spin-Off.

•
Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities, costs and expenses under the FDIC Consent Order and the DOJ Consent Order, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Consent Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient and, to date, Navient has acknowledged and accepted substantially all claims that we have submitted. Nonetheless, if for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and financial condition could be materially and adversely affected over time.
Sallie Mae and Navient are each subject to restrictions under a tax sharing agreement between them, and a violation of the tax sharing agreement may result in tax liability to Sallie Mae and to its stockholders.
In connection with the Spin-Off, we entered into a tax sharing agreement with Navient to preserve the tax-free treatment of the separation and distribution of Navient. Under this tax sharing agreement, both we and Navient are restricted from engaging in certain transactions that could prevent the Spin-Off from being tax-free to us and our stockholders at the time of the Spin-Off for U.S. federal income tax purposes. Compliance with the tax sharing agreement and the restrictions therein may limit our near-term ability to pursue certain strategic transactions or engage in activities that might be beneficial from a business perspective, including mergers and acquisitions transactions. This may result in missed opportunities or the pursuit of business strategies that may not be as beneficial for us and which may negatively affect our anticipated profitability. If Navient fails to comply with the restrictions in the tax sharing agreement and as a result the Spin-Off is determined to have been taxable for U.S. federal income tax purposes, we and our stockholders at the time of the Spin-Off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement provides that Navient is required to indemnify us for taxes incurred that may arise were Navient to fail to comply with its obligations under the tax sharing agreement, there is no assurance that Navient will have the funds to satisfy that liability. Also, Navient will not be required to indemnify our stockholders for any tax liabilities they may incur for Navient’s violation of the tax sharing agreement.
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

•
News reports relating to trends, concerns and other issues in the student loan industry or other parts of the financial services industry, including regulatory actions against other financial institutions;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Changes to the regulatory and legal environment under which we and our subsidiaries operate;

•	Our ability to securitize our Private Education Loans; and

•	Domestic and worldwide economic conditions.
The market price of shares of our preferred stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Significant sales of our preferred stock, or the expectation of significant sales;

•	Lack of credit agency ratings;

•	Movements in interest rates and spreads that negatively affect return; and

•	Call and redemption features.
In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A securities class action lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources, which could materially adversely affect our business, financial condition and results of operations.
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
At December 31, 2015, we had issued and outstanding 3.3 million shares of our 6.97 percent Cumulative Redeemable Preferred Stock, Series A and 4.0 million shares of our Floating-Rate Non-Cumulative Preferred Stock, Series B.
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
Our ability to pay dividends on our common stock can be subject to regulatory restrictions.
We have not paid dividends on our common stock since the Spin-Off and we do not expect to do so for the foreseeable future. However, should we choose to do so, we are dependent on funds obtained from the Bank to fund dividend payments. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. The FDIC has the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank subsidiaries.
Restrictions on Ownership
The ability of a third-party to acquire us is limited under applicable U.S. and state banking laws and regulations.
Under the Change in Bank Control Act of 1978, as amended (“CIBC Act”), the FDIC’s regulations thereunder, and similar Utah banking laws, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC and UDFI before acquiring “control” of us.  In practice, the process for obtaining such approval is complicated and time-consuming, often taking longer than six months, and a proposed acquisition may be disapproved for a variety of factors, including, but not limited to, antitrust concerns, financial condition and managerial competence of the applicant, and failure of the applicant to furnish all required information. Under the FDIC’s CIBC Act regulations, control is rebuttably presumed to exist, and notice is required, where a person owns, controls or holds with the power to vote 10 percent or more of any class of our voting shares and no other person owns, controls or holds with the power to vote a greater percentage of that class of voting shares.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facilities owned by us as of December 31, 2015:

Location	Function	Related Business Area(s)	Approximate Square Feet
Newark, DE	Headquarters	Consumer Lending; Business Services; Other	160,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000

The following table lists the principal facilities leased by us as of December 31, 2015:

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
Pursuant to the terms of the Spin-Off and applicable law, Navient assumed responsibility for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.
Regulatory Update
At the time of this filing, the Bank remains subject to the FDIC Consent Order. On May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Consent Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
As required by the FDIC Consent Order and the DOJ Consent Order, the Bank has implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. The FDIC Consent Order also requires the Bank to have its current compliance with consumer protection regulations and its compliance management system audited by independent qualified audit personnel. The Bank is focused on sustaining timely and comprehensive remediation of each item contained in the orders and on further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.
In May 2014, the Bank received a CID from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorney generals have provided the Bank identical CIDs and others have become involved in the inquiry over time. To the extent requested, we have been cooperating fully with the CFPB and the attorney generals but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries, Navient is leading the response to this investigation and has accepted responsibility for all costs, expenses, losses or remediation that may arise from this investigation.

Item 4.	Mine Safety Disclosures
N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and has traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2016, there were 426,316,005 shares of our common stock outstanding and 377 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years. The prices on and before April 30, 2014 include the value of Navient, which was spun off on that date. The prices after that date reflect only the business of SLM Corporation after the Spin-Off.
Common Stock Prices

(Post-Spin-Off Prices)
		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015	High	$10.32	$10.70	$10.02	$7.32
	Low	8.97	9.38	7.40	6.31

(Post-Spin-Off Prices)
		2nd Quarter (May 1, 2014 to June 30, 2014)	3rd Quarter	4th Quarter
2014	High	$9.09	$9.14	$10.34
	Low	8.26	8.23	8.47

(Pre-Spin-Off Prices)
		1st Quarter	2nd Quarter (April 1, 2014 to April 30, 2014)
2014	High	$27.24	$25.93
	Low	21.91	24.22

We paid quarterly cash dividends on our common stock of $0.15 per share for the first quarter of 2014. Following completion of the Spin-Off, we have not paid dividends on our common stock and we do not currently anticipate paying dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2015.
We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Period:
October 1 - October 31, 2015	27	$7.08	—	—
November 1 - November 30, 2015	39	$6.85	—	—
December 1 - December 31, 2015	43	$6.65	—	—

Total fourth-quarter 2015	109	$6.83	—
     _

(1)
All shares purchased are pursuant to the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

The closing price of our common stock on NASDAQ on December 31, 2015 was $6.52.

Stock Performance

The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Midcap 400 Index and the KBW Bank Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2010, and also assumes the reinvestment of dividends through December 31, 2015, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business on April 30, 2014.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
SLM Corporation	$100.0	$108.7	$143.3	$225.7	$249.6	$159.7
S&P Midcap 400 Index*	100.0	98.3	113.9	154.5	169.5	165.8
KBW Bank Index*	100.0	76.8	100.8	140.8	154.0	154.7
_________
Source: Bloomberg Total Return Analysis

*Prior to the Spin-Off, we compared our stock performance with the S&P 500 Financials Index and the S&P Index. Due to the relatively smaller size of our post-Spin-Off balance sheet and business, we believe comparisons against the S&P Midcap 400 Index and KBW Bank Index are now more appropriate.

Item 6.	Selected Financial Data.
Selected Financial Data 2011-2015
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

	2015	2014	2013	2012	2011
Operating Data:

Net interest income	$702	$578	$462	$408	$367
Non-interest income	$183	$157	$298	$267	$98
Total revenue	$885	$735	$760	$675	$465
Net income attributable to SLM Corporation	$274	$194	$259	$218	$54
Basic earnings per common share attributable to SLM Corporation	$0.60	$0.43	$0.59	$0.46	$0.10
Diluted earnings per common share attributable to SLM Corporation	$0.59	$0.42	$0.58	$0.45	$0.10
Dividends per common share attributable to SLM Corporation common shareholders(1)	$—	$—	$0.60	$0.50	$0.30
Return on common stockholders’ equity	18%	15%	22%	18%	4%
Net interest margin	5.48	5.26	5.06	5.54	5.22
Return on assets	2.04	1.68	2.70	2.84	0.75
Average equity/average assets	14.49	13.92	12.50	15.49	16.79
Operating efficiency ratio - old method(2)	44%	43%	40%	44%	77%
Operating efficiency ratio - new method(3)	47%	45%	49%	61%	66%
Balance Sheet Data:
Total education loan portfolio, net	$11,631	$9,510	$7,931	$6,487	$5,302
Total assets	15,214	12,972	10,707	9,084	7,670
Total deposits	11,488	10,541	9,002	7,497	6,018
Total borrowings	1,079	—	—	—	—
Total SLM Corporation stockholders’ equity	2,096	1,830	1,161	1,089	1,244
Book value per common share	3.59	2.99	2.71	2.41	2.44
_________
(1)     Following completion of the Spin-Off, SLM has not paid dividends on its common stock and it does not anticipate paying dividends on its common stock in 2016.
(2) Operating efficiency ratio is calculated as total expenses, excluding restructuring costs, divided by net interest income (after provision for credit losses) and other income.
(3) As shown here, in 2016 the Company will change its calculation of operating efficiency ratio in future disclosures to investors to better reflect the ongoing efficiency of the Company, as well as to be more consistent with the calculation used by our peers. The revised calculation is total expenses, excluding restructuring costs, divided by net interest income (before provision for credit losses) and other income, excluding gains on sales of loans.

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2015.
On April 30, 2014, we completed the Spin-Off and separated pre-Spin-Off SLM into two distinct publicly traded entities: Navient and SLM.
For periods before the Spin-Off, the financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows is presented on a basis of accounting that reflects a change in reporting entity and has been adjusted for the effects of the Spin-Off. These carved-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form SLM on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements include the carved-out financial results for the first four months of 2014. All prior period amounts represent comparably determined carved-out amounts. The year ended December 31, 2015 was the first full year where the financial results did not include the effect of carved-out amounts.
For more information regarding the basis of presentation of these statements, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Basis of Presentation.” Since the Spin-Off, we have completed the operational separation of our servicing platforms and personnel from Navient, established our own new loan originations platform, and made changes to policies to further conform to the applicable regulations and procedures of our prudential and consumer protection regulators. While we still have certain ongoing business arrangements with Navient, as well as a transition services agreement in effect through at least 2016, we now consider our operational separation from Navient to be complete. The following discussion and analysis provides more detail regarding the steps taken and costs incurred to complete this operational separation in 2015. For a more detailed description of ongoing arrangements among the Company and Navient, see Notes to Consolidated Financial Statements, Note 16, “Arrangements with Navient Corporation.”
Key Financial Measures
Set forth below are brief summaries of our key financial measures. Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations.
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios, net of the interest expense we pay on funds used to originate these loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on a portfolio less the rate paid on our related interest bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans. We do not expect to acquire more FFELP Loans and the balance of our FFELP Loan portfolio is expected to decline due to normal amortization.

Loan Sales and Secured Financings
We may sell Private Education Loans to third-parties through an auction process. We retain servicing of these Private Education Loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling Private Education Loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital and liquidity needs. Alternatively, we may use Private Education Loans as collateral in connection with the creation of asset-backed securitizations or securitized commercial paper facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove Private Education Loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all of the net interest income from those loans. See Notes to Consolidated Financial Statements, Note 10, “Private Education Loan Term Securitizations,” for further discussion regarding these transactions. We currently do not expect to sell additional loans in 2016, as loan sales subsequent to the Spin-Off have generated sufficient capital to support our expected growth for the year.
Allowance for Loan Losses
Management estimates and maintains an allowance for loan losses for Private Education Loans at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). Allowances for loan losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for loan losses for Private Education Loans to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged against the allowance for loan losses for Private Education Loans rather than against earnings.
The allowance for loan losses and provision expense rise when future charge-offs are expected to increase and fall when charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower's six month grace period ends. Our experience indicates that approximately 50 percent of expected losses on loans occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven in large measure by the amount and age of our loans in full principal and interest repayment. As a larger proportion of our portfolio enters full principal and interest repayment in the coming years, we would expect charge-offs to increase and the amount of TDRs to increase as well.
Our allowance for loan losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the next two years.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent, it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for loan losses and tailoring its future collections strategies. Prior to the Spin-Off, the Bank would sell delinquent loans to an entity that is now a subsidiary of Navient when the loans became 90 days delinquent. As a result, there were no charge-offs recorded against our allowance for loan losses prior to April 1, 2014. In addition, because loans were sold earlier in their delinquency status prior to the Spin-Off, delinquency statistics for those periods are not comparable to those post-Spin-Off and are not indicative of expected future performance. Since the Spin-Off, the Bank has been responsible for collecting all delinquent loans and, until recently, all charged-off loans were sold to a third-party. In November 2015, we began to retain and collect charged-off loans using our own personnel. The levels of delinquencies since the Spin-Off have been additionally affected somewhat by these changes in collection approach. In the future, we expect to manage our charged-off loans through a mix of in-house collectors, third-party collectors and third-party sales.

Operating Expenses
The cost of operating our business directly affects our profitability. Since the Spin-Off, our operating expenses include those that are directly attributable to running our business, as well as the costs of building out our servicing and origination platforms and establishing the Company as a stand-alone entity. We separately disclose “restructuring and other reorganization expenses,” which represent costs we believe are one-time in nature and directly attributable to completing the Spin-Off.
Since the Spin-Off, we calculated our operating efficiency ratio as total expenses, excluding restructuring and other reorganization expenses, divided by net interest income (after provisions for credit losses) and other income. Beginning in 2016, we intend to calculate and report our operating efficiency ratio as total expenses, excluding restructuring and other reorganization expenses, divided by net interest income (before provision for credit losses) and other income, excluding gains on sales of loans, net. We believe this change is necessary to improve visibility into our management of operating expenses over time and eliminate any variability the timing of loan sales and credit losses would introduce into this ratio. This methodology is more consistent with the calculation used by our peers. Computed on this basis, for the year ended December 31, 2015, our operating efficiency ratio would have been 47 percent compared to 45 percent from the year-ago period. Our long-term objective is to achieve steady declines in this ratio over the next several years.
Core Earnings
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis which we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM. The difference between our “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-market gains (losses) on derivatives contracts recognized in GAAP, but not in “Core Earnings.”
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “Gains (losses) on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting and ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.

The following table shows the amount in “Gains (losses) on derivative and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

Hedge ineffectiveness gains (losses)	$1,268	$1,198	$(558)
Unrealized gains (losses) on instruments not in a hedging relationship	581	(2,944)	(87)
Interest reclassification	3,451	(2,250)	1,285
Gains (losses) on derivatives and hedging activities, net	$5,300	$(3,996)	$640

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$274,284	$194,219	$258,945
Preferred stock dividends	19,595	12,933	—
GAAP net income attributable to SLM Corporation common stock	$254,689	$181,286	$258,945

Adjustments:
Net impact of derivative accounting(1)	(1,849)	1,746	645
Net tax effect(2)	(711)	659	246
Total “Core Earnings” adjustments to GAAP	(1,138)	1,087	399

“Core Earnings” attributable to SLM Corporation common stock	$253,551	$182,373	$259,344

GAAP diluted earnings per common share	$0.59	$0.42	$0.58
Derivative adjustments, net of tax	—	—	—
“Core Earnings” diluted earnings per common share	$0.59	$0.42	$0.58
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

Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Term brokered deposits may have terms as long as seven years. Interest rates on most of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of matching our interest rate exposure to the index our assets reset on, thereby minimizing our financing cost exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits that are considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors.
Loan Securitizations
We have diversified our funding sources by issuing term ABS and by entering into a Private Education Loan asset-backed commercial paper facility (the “ABCP Facility”). Term ABS financing provides long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the assets. Loans associated with these transactions will remain on our balance sheet if we retain the residual interest in these trusts. The ABCP Facility provides an extremely flexible source of funds that can be drawn upon on short notice to meet funding needs within the Bank. Borrowings under our ABCP Facility are accounted for as secured financings.
2015 Management Objectives
For 2015, we set out five major goals to create shareholder value. They were: (1) prudently grow Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete necessary steps to permit the Bank to independently originate and service Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience.
The following describes our performance relative to each of these goals.
Prudently Grow Private Education Loan Assets and Revenues
We originated $4.3 billion in new Private Education Loans in 2015, compared with $4.1 billion in 2014, an increase of 6 percent. This growth in originations was accomplished while maintaining our FICO scores and cosigner rates on our 2015 originations at levels basically unchanged from those at which we ended 2014. The average origination FICO scores were 748 and 749, respectively, for originations made in the years ended December 31, 2015 and 2014. The cosigner rate was 90 percent for originations made in the each of the years ended December 31, 2015 and 2014. In 2015, we expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States.
We also grew our revenues by selling $1.5 billion of Private Education Loans to third-parties. We recorded gains of $135 million on those sales.
Our allowance for loan losses for Private Education Loans was $109 million at December 31, 2015, compared to $79 million at the prior year-end. The provision expense on our Private Education Loans was $87 million for the year ended December 31, 2015, compared to $84 million in 2014.

Maintain Our Strong Capital Position
The Bank is required by its regulators, the UDFI and the FDIC, to maintain sufficient capital to support its assets and operations. At December 31, 2015, the Bank had a Common Equity Tier 1 risk-based capital ratio of 14.4 percent, a Tier 1 risk-based capital ratio of 14.4 percent, a Total risk-based capital ratio of 15.4 percent, and a Tier 1 leverage ratio of 12.3 percent, which are each well in excess of the current “well-capitalized” standard for insured depository institutions and in line with the levels established by the Bank's Board of Directors. For a further discussion of regulatory capital requirements, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Capital” in this Form 10-K for the year ended December 31, 2015. We were able to successfully support our capital levels, in part, through active participation in the capital markets during 2015, our first full year since the Spin-Off.
 Complete Necessary Steps to Permit the Bank to Independently Originate and Service Private Education Loans
In 2015, we implemented the final phase of the Bank’s new loan origination platform and are now processing all of our new loan originations through this platform. At the time of this filing, the Bank continues to rely on Navient for disbursement capabilities and for limited loan origination capabilities provided under agreements entered into with Navient in connection with the Spin-Off. The year ended December 31, 2015 also was the first full year in which we serviced all of our Private Education Loans with our own post-Spin-Off personnel and platforms. After the Spin-Off, the Bank typically sold charged-off loans to third-parties for collection. In the latter half of 2015, however, the Bank developed the ability to retain and collect those loans using its own personnel. We now consider our operational separation from Navient to be complete.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
In 2015, we undertook significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet applicable bank and consumer protection regulatory standards. For 2015, we continued, completed or launched the following key initiatives:

•
Completed the adoption of the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) with respect to our internal controls over financial reporting.

•
Continued the build-out of our Enterprise Risk Management (“ERM”) program and established the foundation for our 2016 Dodd-Frank Act Stress Testing (“DFAST”) submission and, in connection therewith, took steps to enhance our model risk management process.

•	Implemented a new enterprise-wide governance framework and launched a manager’s risk and control self -assessment methodology.

•
Strengthened our Internal Audit function by adding eight additional professional staff, implementing several new automated systems, and significantly increasing the professional certifications of Internal Audit's staff members. We also received a favorable opinion from an independent accounting firm engaged to conduct an external quality assessment of the Internal Audit function, in accordance with internal audit industry standards.

•
Made changes and enhancements to our compliance management system and program and related consumer protection processes and procedures. Our redesigned SCRA process and procedures have now received the approval of the DOJ. In 2014, we engaged a third-party firm to conduct independent audits of consumer protection processes and procedures, including our own compliance management system. At this time, that engagement is ongoing and we are beginning our second full cycle of those audits. To date, we have received no high-risk findings.

Manage Operating Expenses While Improving Efficiency and Customer Experience
Operating expenses, excluding restructuring and other reorganization expenses, were $351 million for the year ended December 31, 2015, as compared with $278 million for the prior year. Restructuring and other reorganization expenses were $5 million for the year ended December 31, 2015, compared with $38 million for the year ended December 31, 2014.
In 2015, we completed the implementation of our new loan originations platform, moved all customer service for our Private Education Loan portfolio back to the United States, and implemented upgrades and improvements to our mobile and loan management capabilities. On-shoring all Private Education Loan customer service and enhancing our mobile capabilities represent significant investments to enhance the overall customer experience and deliver to our customers the access they expect to their account information. The costs related to these investments contributed significantly to our increase in operating expenses for the year. However, we expect these investments to result in increased customer satisfaction, higher loan originations and more efficient operations in years to come.

2016 Management Objectives

Having now substantially completed both the legal and operational separation of our business from Navient, in 2016 we intend to devote ourselves to further growing our business and improving our customers’ experience. We plan to do so by further simplifying and expediting the delivery of our products and services and incrementally adding to our product offerings to reinforce and expand our existing customer relationships and foster new ones.
For 2016, we have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) enhance our customers’ experience by further improving the delivery of our products and services; (4) sustain the consumer protection improvements we have made to our policies, procedures and compliance management system since the Spin-Off and further enhance our risk oversight infrastructure; (5) successfully launch one or more complementary new products to increase the level of engagement we have with our customers; and (6) manage operating expenses while improving efficiency. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2016 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to continue to increase originations through this effort. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. In 2016, we expect to introduce a Private Education Loan product permitting parents to borrow and fund their children's education without a student co-borrower ("Parent Loans"). As our business, capital and balance sheet continue to grow, we also expect to be able to achieve our annual Private Education Loan origination targets for the year without having to sell loans to third-parties.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay a common stock dividend or repurchase shares in 2016 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans).

Enhance Customers' Experience By Further Improving Delivery of Products and Services
The Spin-Off provided us the opportunity to redesign our processes, procedures and customer experiences exclusively around our Private Education Loan products, rather than accommodating the servicing of those products as well as FFELP and Direct Student Loans serviced under direction of the Department of Education. In 2016, we will again focus on our new servicing platform and processes to specifically target further simplifications regarding important transitions in the life cycle of our customers’ Private Education Loan experience, including:

•	Procedures followed and technology used by our customer service agents;

•	Online functionality available to our customers; and

•	Communications to our customers.
Sustain Consumer Protection Improvements Made Since the Spin-Off and Further Enhance Our Risk Oversight Infrastructure
Since the Spin-Off, we have continued to undertake significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. Our redesigned SCRA processes and procedures have now received the approval of the DOJ and we expect all required restitution activities under the FDIC Consent Order and DOJ Consent Order will be completed in 2016. In 2014, we engaged a third-party firm to conduct independent audits of consumer protection processes and procedures, including our own compliance management system. At this time, that engagement is ongoing and we are beginning our second full cycle of those audits. To date, these audits have produced no high risk findings. Our goal is to sustain the improvements implemented to date and consistently comply with or exceed regulatory standards while continuing to improve our customers’ experience and satisfaction levels.
We must also further embed the Enterprise Risk Management disciplines throughout our organization and execute our initial DFAST submission.
Successfully Launch One or More Complementary New Products to Increase Level of Engagement With Customers.
In 2015, our management team gave consideration to beginning to expand the suite of products we provide to customers. Given our limited time and experience with our new originations platform and servicing capabilities, we prioritized opportunities to focus first on those that can leverage our core competencies and capabilities, rather than require the development or acquisition of new or alternative ones. For example, we will leverage our experience with our Smart Option Student Loan products to launch a Parent Loan program designed for parents who wish to separately finance their children’s education, rather than cosign loans with their children. We believe there is a market for this product that is separate from the Smart Option Student Loan market, and we believe our product will be a competitive alternative to PLUS loans being offered by the Department of Education. This product complements our portfolio of Private Education Loan offerings, but is not expected to have a material impact on 2016 earnings.
We will also be exploring other product opportunities in 2016. In this process, we also place a high premium on designing and launching products that will be easily understood and attractive to our customers. Any activity in 2016 will focus on success of implementation, and we are not forecasting significant contributions to our originations, revenues or net income from any potential new products in 2016.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio. Our efficiency ratio will be calculated by dividing our total expenses, excluding restructuring costs and other reorganization expenses, by net interest income (before provision for credit losses) and other income, excluding gains on sales of loans, net. We expect this ratio to decline steadily over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
(Dollars in millions, except per share data)	2015	2014	2013	$	%	$	%
Interest income:
Loans	$817	$661	$527	$156	24%	$134	25%
Investments	10	9	20	1	11	(11)	(55)
Cash and cash equivalents	4	4	4	—	—	—	—

Total interest income	831	674	551	157	23	123	22

Total interest expense	129	96	89	33	34	7	8

Net interest income	702	578	462	124	21	116	25
Less: provisions for credit losses	90	85	69	5	6	16	23

Net interest income after provisions for credit losses	612	493	393	119	24	100	25
Non-interest income:
Gains on sales of loans, net	135	121	197	14	12	(76)	(39)
Gains on sales of securities	—	—	64	—	—	(64)	(100)
Gains (losses) on derivatives and hedging activities, net	5	(4)	1	9	(225)	(5)	(500)
Other income	43	40	36	3	8	4	11

Total non-interest income	183	157	298	26	17	(141)	(47)
Expenses:
Operating expenses	349	275	270	74	27	5	2
Acquired intangible asset impairment and amortization expense	2	3	3	(1)	(33)	—	—
Restructuring and other reorganization expenses	5	38	1	(33)	(87)	37	3,700

Total expenses	356	316	274	40	13	42	15

Income before income tax expense	439	334	417	105	31	(83)	(20)
Income tax expense	165	140	159	25	18	(19)	(12)

Net income	274	194	258	80	41	(64)	(25)
Less: net loss attributable to noncontrolling interest	—	—	(1)	—	—	1	(100)

Net income attributable to SLM Corporation	274	194	259	80	41	(65)	(25)
Preferred stock dividends	19	13	—	6	46	13	—

Net income attributable to SLM Corporation common stock	$255	$181	$259	$74	41%	$(78)	(30)%

Basic earnings per common share attributable to SLM Corporation	$0.60	$0.43	$0.59	$0.17	40%	$(0.16)	(27)%

Diluted earnings per common share attributable to SLM Corporation	$0.59	$0.42	$0.58	$0.17	40%	$(0.16)	(28)%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
For the year ended December 31, 2015, net income was $274 million, or $.59 diluted earnings per common share, compared with net income of $194 million, or $.42 diluted earnings per common share for the year ended December 31, 2014. The increase in net income was primarily due to a $124 million increase in net interest income and a $14 million increase in net gains on sales of loans, which were partially offset by a $40 million increase in total expenses.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income increased by $124 million primarily due to a $2.3 billion increase in average Private Education Loans outstanding and a 22 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 14 basis point increase in our cost of funds. Cost of funds increased primarily as a result of the use of higher cost funding such as our ABCP Facility and the issuance of $631 million in term ABS financing to third-parties in July 2015 (which term ABS financing has a significantly longer average life and higher cost than deposit funding). Costs of funds were also higher in 2015 because several interest rate swaps that were not designated for hedge accounting treatment for seven months of 2014 were designated for the full year of 2015. Therefore, all interest costs associated with these hedges were included in the cost of funds in 2015, as opposed to only five months of interest costs in 2014.

•
Provisions for credit losses increased $5 million compared with the year-ago period. This increase was primarily as a result of a $1.3 billion increase in Private Education Loans in repayment and a $206 million increase in Private Education Loans classified as TDRs (where we provide for life-of-loan losses). The impact on provision expense from loan sales in 2014 compared with 2015 was greater because we sold $306 million more in credit impaired loans in 2014 than in 2015. When we sell a credit impaired loan at a loss, the loss is recorded as additional provision expense. Also included in 2014 provision expense was a $14 million benefit from the change in our charge-off policy.

•
Gains on sales of loans, net, increased $14 million. In 2015, we sold $1.5 billion of loans through Private Education Loan sales and a securitization transaction with third-parties. As a result, we recorded gains of $135 million. In 2014, we sold $1.9 billion of loans through Private Education Loan sales and a securitization transaction with third-parties and recorded gains of $121 million. Gains on sales of loans, net, were higher in the current period as these loans were sold at a higher price.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $5 million in 2015 compared with a loss of $4 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In 2015, we used more derivatives to economically hedge risk that qualified for hedge accounting treatment than we did in the year-ago period.

•
Operating expenses were $349 million compared with $275 million in the year-ago period. The year-over-year increase in operating expenses was primarily the result of increased personnel costs related to being a stand-alone company and an increase in loans serviced for the Company and third-parties. In addition, we made investments in our servicing platform to improve customer service, such as expanding weekend service hours and improved response times. Operating expenses in 2014 benefited from an $8 million reversal of reserves for remediation costs relating to the FDIC Consent Order.

•
Restructuring and other reorganization expenses were $5 million compared with $38 million in the year-ago period. The decrease was primarily the result of the wind-down of our separation efforts related to the Spin-Off.

•
The effective tax rate decreased to 37.5 percent in 2015 from 41.9 percent in 2014. The decrease in the effective tax rate for 2015 was primarily the result of additional reserves recorded in fourth-quarter 2014 related to uncertain historical tax positions and the release of reserves for uncertain tax positions and lower state tax rates in 2015, as a result of the favorable outcome of several state matters.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
For the year ended December 31, 2014, net income was $194 million, or $.42 diluted earnings per common share, compared with net income of $259 million, or $.58 diluted earnings per common share for the year ended December 31, 2013. The decrease in net income was primarily due to a $76 million decrease in net gains on sales of loans, a $64 million decrease in gains on sales of securities, a $16 million increase in provisions for credit losses and a $42 million increase in total expenses, which were partially offset by a $116 million increase in net interest income.
The primary contributors to each of the identified drivers of changes in net income for 2014 compared with 2013 are as follows:

•
Net interest income increased by $116 million primarily due to a $1.6 billion increase in average Private Education Loans outstanding and a 20 basis point increase in net interest margin. Net interest margin increased 20 basis points primarily as a result of an increase in the proportion of higher yielding Private Education Loans in our loan portfolio.

•
Provisions for credit losses increased $16 million compared with 2013 primarily as a result of a $13 million increase in charge-offs during 2014, an increase in the amount of TDRs entered into during 2014 (where we provide for life-of-loan losses), an increase in the percentage of loans in full principal and interest repayment and the effect of fewer loan sales. These amounts were partially offset by a $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy that was recorded in the second quarter of 2014.

•
Gains on sales of loans, net, decreased $76 million. In 2014, we sold $1.9 billion of loans through Private Education Loan sales and a securitization transaction with third-parties. As a result, we recorded gains of $121 million. In 2013, we recorded $197 million in gains from the sale of $2.4 billion of loans to an entity that is now a subsidiary of Navient. Gains on sales of loans, net, were higher in 2013 as a result of a larger volume of loans sold and those loans were sold to an entity that is now a subsidiary of Navient at a higher price.

•
Gains on sales of securities, net decreased $64 million in 2014 compared with 2013 because there were no sales in 2014 and a $585 million sale of securities in 2013.  The securities sold in 2013 were ABS backed by FFELP Loans and were originally contributed by the Company to the Bank in 2008.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net loss of $4 million in 2014 compared with a gain of $1 million in 2013. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In 2014, we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in 2013.

•
Operating expenses were $275 million in 2014 compared with $270 million in 2013. Operating expenses increased in 2014 due to increased servicing and marketing costs as well as increased personnel and other costs related to being a stand-alone company. In addition, in 2013 we recorded an $11 million reserve for estimated remediation costs relating to the FDIC Consent Order.  In 2014, we reversed approximately $8 million of that reserve based upon the final determination of the Bank’s liability.

•	Restructuring and other reorganization expenses in 2014 were $38 million compared with $1 million in 2013. The increase was primarily the result of costs related to the Spin-Off.

•
The increase in 2014's effective tax rate to 41.9 percent from 38.2 percent in 2013 was primarily the result of additional reserves related to uncertain tax positions and additional state tax expense as a result of the Spin-Off.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$9,819,053	7.93%	$7,563,356	8.16%	$5,996,651	8.16%
FFELP Loans	1,179,723	3.26	1,353,497	3.24	1,142,979	3.32
Taxable securities	395,720	2.59	331,479	2.68	523,883	3.75
Cash and other short-term investments	1,423,090	0.26	1,746,839	0.26	1,473,392	0.30
Total interest-earning assets	12,817,586	6.48%	10,995,171	6.13%	9,136,905	6.03%

Non-interest-earning assets	660,621		549,237		463,584

Total assets	$13,478,207		$11,544,408		$9,600,489

Average Liabilities and Equity
Brokered deposits	$6,640,078	1.19%	$5,588,569	1.12%	$5,015,201	1.24%
Retail and other deposits	3,862,879	0.95	3,593,817	0.92	2,675,879	0.96
Other interest-bearing liabilities(1)	399,907	3.27	26,794	0.91	120,546	0.92
Total interest-bearing liabilities	10,902,864	1.18%	9,209,180	1.04%	7,811,626	1.14%

Non-interest-bearing liabilities	622,983		727,806		588,586
Equity	1,952,360		1,607,422		1,200,277
Total liabilities and equity	$13,478,207		$11,544,408		$9,600,489

Net interest margin		5.48%		5.26%		5.06%

_________________

(1)	For the year ended December 31, 2015, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2015 vs. 2014
Interest income	$156,824	$40,302	$116,522
Interest expense	32,804	13,817	18,987
Net interest income	$124,020	$24,943	$99,077

2014 vs. 2013
Interest income	$123,094	$9,270	$113,824
Interest expense	6,730	(8,468)	15,198
Net interest income	$116,364	$17,738	$98,978

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,823,035	$582	$2,823,617	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	7,773,402	1,115,081	8,888,483	5,762,655	1,263,622	7,026,277
Total, gross	10,596,437	1,115,663	11,712,100	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium	27,884	3,114	30,998	13,845	3,600	17,445
Allowance for loan losses	(108,816)	(3,691)	(112,507)	(78,574)	(5,268)	(83,842)
Total education loan portfolio	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786

% of total	90%	10%	100%	87%	13%	100%
_________
(1)      Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

	December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,191,445	$2,477	$2,193,922
Grace, repayment and other(2)	4,371,897	1,424,495	5,796,392
Total, gross	6,563,342	1,426,972	7,990,314
Deferred origination costs and unamortized premium	5,063	4,081	9,144
Allowance for loan losses	(61,763)	(6,318)	(68,081)
Total education loan portfolio	$6,506,642	$1,424,735	$7,931,377

% of total	82%	18%	100%

_________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio	$5,447,699	$1,039,755	$6,487,454	$5,062,788	$239,452	$5,302,240

% of total	84%	16%	100%	95%	5%	100%

Average Education Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2015		2014		2013
Private Education Loans	$9,819,053	89%	$7,563,356	85%	$5,996,651	84%
FFELP Loans	1,179,723	11	1,353,497	15	1,142,979	16
Total portfolio	$10,998,776	100%	$8,916,853	100%	$7,139,630	100%

Education Loan Activity

	Year Ended December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	4,366,651	—	4,366,651
Capitalized interest and deferred origination cost premium amortization	239,330	39,743	279,073
Sales	(1,412,015)	—	(1,412,015)
Loan consolidation to third-parties	(75,369)	(43,087)	(118,456)
Repayments and other	(849,739)	(144,709)	(994,448)
Ending balance	$10,515,505	$1,115,086	$11,630,591

	Year Ended December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	4,087,320	7,470	4,094,790
Capitalized interest and deferred origination cost premium amortization	170,306	46,093	216,399
Sales	(1,873,414)	(7,654)	(1,881,068)
Loan consolidation to third-parties	(14,811)	(41,760)	(56,571)
Repayments and other	(629,396)	(165,745)	(795,141)
Ending balance	$8,246,647	$1,263,139	$9,509,786

	Year Ended December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$5,447,699	$1,039,755	$6,487,454
Acquisitions and originations	3,803,262	478,384	4,281,646
Capitalized interest and deferred origination cost premium amortization	112,122	49,313	161,435
Sales	(2,347,521)	(1,182)	(2,348,703)
Loan consolidation to third-parties	(13,445)	(23,456)	(36,901)
Repayments and other	(495,475)	(118,079)	(613,554)
Ending balance	$6,506,642	$1,424,735	$7,931,377

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in thousands)	2015	%	2014	%	2013	%
Smart Option - interest only(1)	$1,075,260	25%	$998,612	25%	$942,568	25%
Smart Option - fixed pay(1)	1,350,680	31	1,256,978	31	1,184,073	31
Smart Option - deferred(1)	1,902,729	44	1,817,011	44	1,666,547	44
Smart Option - principal and interest	1,727	—	3,347	—	1,347	—
Total Private Education Loan originations	$4,330,396	100%	$4,075,948	100%	$3,794,535	100%
         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189
Less:
Charge-offs(1)	(55,357)	(2,582)	(57,939)	(14,442)	(2,996)	(17,438)	—	(2,037)	(2,037)
Loan Sales(2)	(7,565)	—	(7,565)	(53,485)	—	(53,485)	(68,410)	—	(68,410)
Plus:
Recoveries	5,820	—	5,820	1,155	—	1,155	—	—	—
Provision	87,344	1,005	88,349	83,583	1,946	85,529	64,955	4,384	69,339
Ending balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081

Troubled debt restructuring(3)	$265,831	$—	$265,831	$60,278	$—	$60,278	$—	$—	$—

	Years Ended December 31,
	2012			2011
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$69,090	$402	$69,492	$49,738	$201	$49,939
Less:
Charge-offs(1)	—	(100)	(100)	—	(98)	(98)
Loan Sales(2)	(66,319)	—	(66,319)	(65,685)	—	(65,685)
Plus:
Recoveries	—	—	—	—	—	—
Provision	62,447	3,669	66,116	85,037	299	85,336
Ending balance	$65,218	$3,971	$69,189	$69,090	$402	$69,492

Troubled debt restructuring(3)	$—	$—	$—	$—	$—	$—
_________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged-off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2015, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for credit losses increased $4 million compared with the year-ago period. This increase was primarily the result of a $1.3 billion increase in loans in repayment and a $206 million increase in loans classified as TDRs for which we hold a life-of-loan allowance. The impact on provision expense from loan sales in 2014 compared with 2015 was greater because we sold $306 million more in credit impaired loans in 2014 than in 2015. When we sell a credit impaired loan at a loss, the loss is recorded as additional provision expense. Also included in 2014 provision expense was a $14 million benefit from the change in our charge-off policy. For the first four months of 2014, we did not have TDRs, loans in forbearance or a significant amount of loans that were more than 90 days past due because we typically sold loans to an affiliate prior to any restructuring and when they became 90 days delinquent. As a result of this past practice, there were no charge-off or recoveries of defaulted loans prior to April 30, 2014.
Total loans delinquent (as a percentage of loans in repayment) have increased to 2.2 percent from 2.0 percent in the year-ago period.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 3.4 percent from 2.6 percent in the year-ago period. The increase in the delinquency rate and loans in forbearance was primarily due to the significant increase in loans in full principal and interest repayment status, which increased to 35 percent of our total portfolio at December 31, 2015 from 28 percent of our total portfolio at December 31, 2014.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.”
Our default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off, these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss emergence period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2015, we held approximately $89 million of Split Loans.
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

The table below presents our Private Education Loan delinquency trends. Loans in repayment includes loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,427,964		$3,027,143		$2,574,711
Loans in forbearance(2)	241,207		135,018		16,314
Loans in repayment and percentage of each status:
Loans current	6,773,095	97.8%	5,045,600	98.0%	3,933,143	99.0%
Loans delinquent 31-60 days(3)	91,129	1.3	63,873	1.2	28,854	0.7
Loans delinquent 61-90 days(3)	42,048	0.6	29,041	0.6	10,280	0.3
Loans delinquent greater than 90 days(3)	20,994	0.3	10,701	0.2	40	—
Total Private Education Loans in repayment	6,927,266	100.0%	5,149,215	100.0%	3,972,317	100.0%
Total Private Education Loans, gross	10,596,437		8,311,376		6,563,342
Private Education Loan deferred origination costs	27,884		13,845		5,063
Total Private Education Loans	10,624,321		8,325,221		6,568,405
Private Education Loan allowance for losses	(108,816)		(78,574)		(61,763)
Private Education Loans, net	$10,515,505		$8,246,647		$6,506,642

Percentage of Private Education Loans in repayment		65.4%		62.0%		60.5%

Delinquencies as a percentage of Private Education Loans in repayment		2.2%		2.0%		1.0%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.4%		2.6%		0.4%
     _________

(1)
Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans (e.g., residency periods for medical students or a grace period for bar exam preparation).

(2)
Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

At December 31, 2015 and 2014, 35 percent and 28 percent, respectively, of our portfolio of Private Education Loans had entered full principal and interest repayment status after any applicable grace periods.

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance at beginning of period	$78,574	$61,763	$65,218	$69,090	$49,738
Provision for Private Education Loan losses	87,344	83,583	64,955	62,447	85,037
Net charge-offs:
Charge-offs(1)	(55,357)	(14,442)	—	—	—
Recoveries	5,820	1,155	—	—	—
Net charge-offs	(49,537)	(13,287)	—	—	—
Loan sales(2)	(7,565)	(53,485)	(68,410)	(66,319)	(65,685)
Allowance at end of period	$108,816	$78,574	$61,763	$65,218	$69,090

Allowance as a percentage of ending total loans	1.03%	0.95%	0.94%	1.18%	1.34%
Allowance as a percentage of ending total loans in repayment(3)	1.57%	1.53%	1.55%	1.74%	1.63%
Allowance coverage of net charge-offs	2.20	5.91	-	-	-
Net charge-offs as a percentage of average loans in repayment(3)	0.82%	0.30%	-	-	-
Delinquencies as a percentage of ending loans in repayment	2.23%	2.01%	0.99%	1.19%	1.70%
Loans in forbearances as a percentage of ending loans in repayment and forbearance	3.36%	2.56%	0.41%	0.24%	0.10%
Percentage of loans with a cosigner	89.80%	89.82%	89.87%	89.81%	88.84%
Average FICO at origination	748	749	745	746	748
Ending total loans, gross	$10,596,437	$8,311,376	$6,563,342	$5,507,908	$5,172,369
Average loans in repayment(3)	$6,031,741	$4,495,709	$3,509,502	$3,928,692	$3,832,531
Ending loans in repayment(3)	$6,927,266	$5,149,215	$3,972,317	$3,750,223	$4,249,703
_______

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged-off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

     As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of total loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending total loans in repayment increased as a result of an increase in our balance of TDRs, for which we hold a life-of-loan allowance.
The allowance as a percentage of ending total loans and ending total loans in repayment was relatively unchanged at December 31, 2014 compared with December 31, 2013 because of an increase in the relative size of the loan portfolio, an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment. These largely offset the effect of the reduction in the allowance for loan losses as a result of the change in our loss emergence period from two years to one year.

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
Forbearance may also be granted to customers who are delinquent in their payments. If specific requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.
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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 4 percent for loans that have been in active repayment status for less than 25 months. Approximately 78 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2015	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,428	$3,428
Loans in forbearance	150	38	26	16	11	—	241
Loans in repayment - current	2,834	2,026	1,037	485	391	—	6,773
Loans in repayment - delinquent 31-60 days	43	19	13	8	7	—	90
Loans in repayment - delinquent 61-90 days	21	9	6	3	3	—	42
Loans in repayment - delinquent greater than 90 days	12	4	3	1	2	—	22
Total	$3,060	$2,096	$1,085	$513	$414	$3,428	10,596
Unamortized discount							29
Allowance for loan losses							(109)
Total Private Education Loans, net							$10,516

Loans in forbearance as a percentage of total loans in repayment and forbearance	2.09%	0.53%	0.36%	0.22%	0.16%	—%	3.36%

(Dollars in millions) December 31, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,027	$3,027
Loans in forbearance	82	23	16	11	3	—	135
Loans in repayment - current	2,242	1,484	725	391	204	—	5,046
Loans in repayment - delinquent 31-60 days	30	16	9	6	3	—	64
Loans in repayment - delinquent 61-90 days	14	7	4	2	2	—	29
Loans in repayment - delinquent greater than 90 days	7	2	1	1	—	—	11
Total	$2,375	$1,532	$755	$411	$212	$3,027	8,312
Unamortized discount							14
Allowance for loan losses							(79)
Total Private Education Loans, net							$8,247

Loans in forbearance as a percentage of total loans in repayment and forbearance	1.55%	0.43%	0.30%	0.21%	0.06%	—%	2.55%

(Dollars in millions) December 31, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,575	$2,575
Loans in forbearance	10	3	2	1	—	—	16
Loans in repayment - current	1,862	1,073	640	332	26	—	3,933
Loans in repayment - delinquent 31-60 days	12	7	6	4	—	—	29
Loans in repayment - delinquent 61-90 days	4	3	2	1	—	—	10
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$1,888	$1,086	$650	$338	$26	$2,575	6,563
Unamortized discount							5
Allowance for loan losses							(62)
Total Private Education Loans, net							$6,506

Loans in forbearance as a percentage of total loans in repayment and forbearance	0.25%	0.08%	0.05%	0.02%	—%	—%	0.40%

Private Education Loan Repayment Options
Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The following table shows the comparison of our Private Education Loan portfolio by product type for the years ended December 31, 2015 and 2014.

	December 31, 2015
(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment(1)	$141,900	$6,769,788	$15,578	$6,927,266
$ in total	$302,949	$10,277,517	$15,971	$10,596,437

	December 31, 2014
(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment(1)	$124,774	$5,007,318	$17,132	$5,149,224
$ in total	$275,205	$8,018,751	$17,420	$8,311,376
_________
(1) Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2015	$542,919	$791	$3,332
December 31, 2014	$445,710	$443	$3,517
December 31, 2013	$333,857	$1	$4,076
December 31, 2012	$215,752	$33	$3,608
December 31, 2011	$154,204	$56	$3,695

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, the macroeconomic environment and the impact they have on the availability of funding sources in the marketplace.
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2015	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$9,817	$7,677	$1,052
Sallie Mae Bank(1)	2,406,402	2,352,103	2,181,813
Available-for-sale investments	195,391	168,934	102,105
Total unrestricted cash and liquid investments	$2,611,610	$2,528,714	$2,284,970
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$17,241	$4,364	$1,176
Sallie Mae Bank(1)	1,377,171	1,755,517	1,509,026
Available-for-sale investments	176,036	140,622	537,458
Total unrestricted cash and liquid investments	$1,570,448	$1,900,503	$2,047,660
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits at December 31, 2015 and 2014.

	December 31,
(Dollars in thousands)	2015	2014
Deposits - interest bearing	$11,487,006	$10,539,953
Deposits - non-interest bearing	701	602
Total deposits	$11,487,707	$10,540,555

Interest Bearing
Interest bearing deposits as of December 31, 2015 and 2014 consisted of non-maturity savings and money market deposits, brokered and retail CDs, as discussed further below, and brokered money market deposit accounts (“MMDAs”). In addition, we gather what we consider to be core deposits from various sources. These deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10.5 million, $10.3 million, and $9.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Fees paid to third-party brokers related to these CDs were $4.1 million, $15.2 million, and $12.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Interest bearing deposits at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,886,299	1.19%	$4,527,448	1.15%
Savings	669,254	0.82	703,687	0.81
Certificates of deposit	5,931,453	0.98	5,308,818	1.00
Deposits - interest bearing	$11,487,006		$10,539,953
__
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of December 31, 2015 and 2014, there were $709.9 million and $254.0 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $15.7 million and $16.1 million at December 31, 2015 and 2014, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $0.7 million and $0.6 million as of December 31, 2015 and 2014, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account. See Notes to Consolidated Financial Statements, Note 14, “Stock-Based Compensation Plans and Arrangements” for additional details regarding this plan.

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
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”), or clearinghouses for Over the Counter derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral posted by the counterparty.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of December 31, 2015, $4.9 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 88 percent of our total notional derivative contracts of $5.5 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral posted by the counterparty.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2015.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$50,069
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	38.44%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	0.07%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. To qualify as “well capitalized,” the Bank must maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. The following capital amounts and ratios are based upon the Bank's assets.

	Actual		"Well Capitalized" Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

As of December 31, 2014:
Tier 1 Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%
Tier 1 Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the DIF. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2016. As our balance sheet continues to grow in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
As of January 1, 2015, the Bank was required to comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital and, among other things, establishes Common Equity Tier 1 as a new tier of capital and modifies methods for calculating risk-weighted assets. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a new capital conservation buffer, are being phased in over several years. The Bank’s Capital Policy requires management to monitor the new capital standards. The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the

Bank is subject to a Common Equity Tier 1 capital conservation buffer, which will be phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
U.S. Basel III also revised the capital thresholds for the prompt corrective action framework for insured depository institutions. Effective January 1, 2015, in order to qualify as “well capitalized,” the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
As of December 31, 2015, the Bank had a Common Equity Tier 1 risk-based capital ratio of 14.4 percent, a Tier 1 risk-based capital ratio of 14.4 percent, a Total risk-based capital ratio of 15.4 percent and a Tier 1 leverage ratio of 12.3 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2013, the Bank paid dividends of $120 million to an entity that is now a subsidiary of Navient. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowed Funds
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at December 31, 2015. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2015, 2014 and 2013.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.7 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2015, 2014 and 2013.
On December 19, 2014, we closed on a $750.0 million ABCP Facility. Pursuant to FDIC safe harbor guidelines, we retained a 5 percent or $37.5 million ownership interest in the ABCP Facility, resulting in $712.5 million of funds available for us to draw under the ABCP Facility. On February 25, 2016, we amended and extended the maturity of the ABCP Facility. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018. For additional information, see Notes to Consolidated Financial Statements, Note 24, “Subsequent Event.”

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2015, we had $1.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At December 31, 2015, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, the ABCP Facility, term funding commitments, loan commitments and lease obligations at December 31, 2015.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)(2)	$2,668,240	$2,262,669	827,063	$165,047	$5,923,019
ABCP Facility(1)(3)	81,608	418,567	—	—	500,175
Private Education Loan term securitizations(1)(4)	67,214	136,236	106,442	279,032	588,924
Loan commitments(1)	1,527,077	171	—	—	1,527,248
Lease obligations	1,433	2,630	766	—	4,829
Total contractual cash obligations	$4,345,572	$2,820,273	$934,271	$444,079	$8,544,195
____
(1) Interest obligations are either variable or fixed in nature.
(2) Excludes derivative market value adjustments of $8.4 million.
(3) Amounts reflect the contractual requirements of the ABCP Facility, based on the expected paydown of the underlying collateral. Management has the intent to pay off advances on the ABCP Facility on a short term basis.
(4) Amounts reflect the contractual requirements of the Private Education Loan term securitizations, based on the expected paydown of the underlying collateral.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.
Allowance for Loan Losses

In determining the allowance for loan losses on our Private Education Loan non-TDR portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected "loss emergence period," which represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance) and how much we expect to recover over the same one year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.

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

Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off (“roll rate analysis”). Once a charge-off forecast is estimated, a recovery assumption is layered on top.

In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans when the loans reach 120 days delinquent. Pre-Spin-Off SLM default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. Our default aversion strategies are now focused on loans that are 30 to 120 days delinquent.

The roll rate analysis model is based upon actual historical collection experience using the 120 day charge-off default aversion strategies. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

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

The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates and assumptions that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs or recoveries is significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for credit losses on our income statement.

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

FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

The allowance for FFELP Loan losses uses historical experience of customer default, behavior and a two-year loss emergence period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

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

2.
Education Loans - Our Private Education Loans and FFELP Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our education loans are disclosed in Notes to Consolidated Financial Statements, Note 15, “Fair Value Measurements.” For both Private Education Loans and FFELP Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by deposits versus equity, and required return on equity. Significant inputs into the models are not generally market-observable. They are either derived internally through a combination of historical experience and management’s expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model and, when appropriate, the model is calibrated to these market transactions. During 2015, we had several sales of Private Education Loans through securitization transactions. We were able to use the market data from these sales to validate the model and, when appropriate, calibrated the model to these market transactions.

For further information regarding the effect of our use of fair values on our results of operations, see Notes to Consolidated Financial Statements, Note 15, “Fair Value Measurements.”
Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting, a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the previous discussion in the section titled “Critical Accounting Policies and

Estimates — Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those fair values provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.
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
If we have a variable interest in a VIE and we have determined that we are the primary beneficiary, then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of a VIE. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. We have determined that as the sponsor and servicer of Sallie Mae securitization trusts, we meet the first primary beneficiary criterion because we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.
In 2015, we executed both secured financings and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and, therefore, had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as well as (b) the power to direct the activities of the VIE in our role as servicer. For those accounted for as securitized loan sales, we only retained servicing and, therefore, are not the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

Risk Management
Our Approach
Risk is inherent in our business activities and the specialized lending industry we serve. The ability of management to anticipate, identify and remediate risk in a timely manner is critical to our continued success. Our enterprise risk management (“ERM”) framework is designed to identify, remediate, control and report these risks and escalate as appropriate to the Board of Directors or its committees.
Risk Oversight
Our Board of Directors and its standing committees oversee our overall strategic direction, including establishing our ERM framework. The Board also has oversight of the policy and procedures used for assessing the risks our businesses face as well as the risk management processes developed and utilized by the management team. We have established a robust framework to escalate to the Board any significant departures from the risk appetite statement in addition to any new and emerging risks.
The Board of Directors, with senior management, took significant steps to continue the development of the ERM function during 2015. Selected achievements included the following:

•	Further embedding of the ERM program and its attendant policies, processes and infrastructure throughout the organization.

•	The launch of the Manager’s Assessment of Risk and Control, to provide a consistent methodology for risk self-assessment across the enterprise;

•	The re-engineering of the model risk management framework within the business to ensure the integrity of our model inventory, particularly as it relates to the DFAST; and

•	Continued investment in the ERM infrastructure and staffing to ensure the program can appropriately address the challenges facing our business and industry.
The Governance Framework
Our overall objective pertaining to risk and control is to ensure all significant risks inherent in our business can be identified, remediated, controlled and monitored. To this end, we have adopted the “three lines of defense” governance framework. Specifically, the business units form the “first line of defense” and are the “owners” of risks present in their business activities. As the owners of risk, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures. The “second line of defense” (e.g., ERM and Compliance) provides oversight of the execution by the first line of defense. Rather than focused on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board on the effectiveness of the first and second lines of defense. The lines of defense distinction determines accountabilities; the ERM framework contains the processes and infrastructure necessary to deliver on those accountabilities.

Enterprise Risk Management Policy and Framework
The ERM policy and framework are designed to provide a holistic perspective of risk and control performance across the Company. The policy, which is approved annually by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and reported. The Bank’s ERM framework and related policies are the core of the overall governance structure within the enterprise.
The risk appetite statement is a central component of the ERM framework. The risk appetite statement establishes the level of risk we are willing to accept within each risk category, described below, in pursuit of our business objectives. Our risk appetite is captured in a set of performance metrics specific to our business activities, both quantitative and qualitative. These metrics have corresponding thresholds and limits and are adopted as operating standards. Compliance with our risk appetite is monitored by our management-level Enterprise Risk Committee ("ERC") with escalation to the Risk Committee of the Board or the Board of Directors, as appropriate. Our Board of Directors approves the risk appetite statement annually and requires that management provide periodic updates on compliance to the Risk Committee of our Board.

Board of Directors Committee Structure
We have a robust committee structure that facilitates oversight, effective challenge and escalation of risk and control issues.
Risk Committee. The Risk Committee of the Board was established to assist the Board in fulfilling its oversight responsibilities of risk and controls. The Risk Committee recommends the ERM framework, related policies and the risk appetite statements to the Board of Directors for approval. The Risk Committee receives periodic updates on compliance with the ERM framework from the ERC.
Audit Committee. The Audit Committee is responsible for oversight of the Internal Audit function. Additionally, the Audit Committee oversees the quality and integrity of our financial reporting process and financial statements; the qualifications, hiring, performance and independence of our independent registered accounting firm; the performance of our Internal Audit function; our system of internal controls; and our compliance with the Code of Business Conduct.
Nominations, Governance and Compensation Committee. The Nominations, Governance and Compensation Committee, among other things: (1) periodically reviews our compliance and performance against the risk measures and limits as contained in our Board approved risk appetite framework relating to our personnel, including compensation policies and practices, attrition and succession planning, and aspects of shareholder confidence relating to compensation policies, and assesses whether any such risks are reasonably likely to have a materially adverse effect on us; and (2) periodically reviews our compliance and performance against the risk measures as contained in our Board approved risk appetite framework relating to political risk, reputational risk and governance risks as related to compliance with NASDAQ listing standards and applicable rules and regulations relating to Board of Directors and management composition, governance, and independence.
Preferred Stock Committee. The Preferred Stock Committee monitors and evaluates proposed actions that may impact the rights of holders of preferred stock.

Compliance Committee. The purpose of the Compliance Committee of the Board of the Bank is to assist the Board in: (1) overseeing the continuing maintenance and enhancement of a strong and sustainable compliance culture; (2) providing oversight of the compliance management system; (3) approving sound policies and objectives and effectively supervising all compliance - related activities; (4) ensuring that the Bank has a qualified Chief Compliance Officer with sufficient authority, independence and resources to administer an effective compliance management system; and (5) exercising and performing all other duties and responsibilities delegated to the Committee.

Management-Level Committee Structure
Enterprise Risk Committee. The ERC is authorized by the Board of Directors to provide management oversight of the ERM framework and compliance with our risk appetite. The ERC is the conduit from management to the Risk Committee of the Board and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub-committees to assist in the fulfillment of its oversight activities. During 2015, Sallie Mae operated with the following sub-committees:
Credit Committee. The Credit Committee is responsible for credit and counterparty risk, product pricing, and credit and collections operations.
Operational Risk Committee ("ORC"). The ORC is the oversight body for risk related to inadequate or failed internal processes, people and systems or from external events. It also reviews information technology risk, regulatory, legal and governance risks.
Asset and Liability Committee ("ALCO"). The ALCO is responsible for oversight of risks associated with managing our assets and liabilities, and recommending limits for inclusion in our risk appetite and the investment structure.
Each of these standing sub-committees is comprised of subject matter experts from the senior management team and is accountable to the ERC. Moreover, these sub-committees may be supported by one or more working groups. These working groups include the Allowance for Loan Loss, Critical Accounting Assumptions and New Product and Services working groups.
Disclosure Committee. Our Disclosure Committee assists our Chief Executive Officer and Chief Financial Officer in their review of periodic SEC reporting documents, earnings releases, investor materials and related disclosure policies and procedures.
Compliance Committee. Our Bank Compliance Committee oversees regulatory compliance risk management activities for the Bank and its affiliates.
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

We have credit or counterparty risk exposure with borrowers and cosigners to whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by the CRO, his staff and the Credit Committee. Our CRO reports regularly to the Board’s Risk Committee as well as the Board of Directors.

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

Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on the amount of exposure we may take with any one counterparty and require collateral to secure the position. The credit and counterparty risk associated with derivatives is measured based on the replacement cost should the counterparty with contracts in a gain position to the Company fail to perform under the terms of the contract.

Operational Risk. Operational risk is the risk to earnings resulting from inadequate or failed internal processes, people and systems and third-party vendors, or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities and geographic locations, and it includes information technology risk, physical security risk on tangible assets, as well as regulatory, legal and governance risk.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. The ORC is the oversight body for operational risks and supports the ERC in its oversight duties. The sub-committee is responsible for escalation to the ERC, as appropriate. Additionally, operational risk metrics, thresholds and limits are included in the periodic reporting to the Risk Committee of our Board of Directors in the context of the ERM framework.

Regulatory, Legal and Governance Risk. Regulatory risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or a change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including “tone at the top” and Board performance. These risks are inherent in all of our businesses. Regulatory, legal and governance risk are sub-sets of operational risk, but have taken on greater significance in the current environment. We can be exposed to these risks in key areas such as our private education lending, servicing and collections, and oversight of third-party vendors, if compliance with legal and regulatory requirements is not properly implemented, documented or tested, as well as when an oversight program does not include appropriate audit and control features.

Primary ownership and responsibility for legal and regulatory risk is placed with the business segments to manage their specific legal and regulatory risks. Our Compliance group supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by our business segments, maintaining consumer lending regulatory and information security policies and procedures, and working in close coordination with our Legal group. Our Operational Risk Committee has oversight over the establishment of standards related to our monitoring and control of legal and regulatory risks, and the General Counsel reports regularly to the Risk Committee of our Board of Directors.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads, or other volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Risk Committee of our Board of Directors as well as our Chief Financial Officer report to the full Board of Directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the inability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan originations. Our primary liquidity needs include: our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to manage closely the mismatch between the maturity of assets and liabilities; our ongoing ability to fund originations of Private Education Loans; and servicing our indebtedness and bank deposits. Key objectives associated with our funding liquidity needs relate to our ability to access the capital markets at reasonable rates and to continue to maintain retail deposits and other funding sources through Sallie Mae Bank.

Our funding and liquidity risk management activities are centralized within our Corporate Finance department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through ALCO. The Risk Committee of our Board of Directors is responsible for periodically reviewing the funding and liquidity positions and contingency funding plan developed and administered by ALCO. The Risk Committee of our Board of Directors also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

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

Management proactively assesses and manages political and reputational risk. Post-spin, we are in the process of establishing our government relations function to manage our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, as well as providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund operations. Our public relations, marketing and media teams continuously monitor print, electronic and social media to understand how we are perceived; actively provide assistance and support to our customers and other constituencies; and maintain and promote the value of our considerable corporate brand. Significant political and reputational risks are reported to and monitored by the management-level ERC and the Risk Committee of our Board of Directors. Our Legal, Government Relations and Compliance groups regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our political and reputational risks.

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

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2015, 426 million shares were issued and outstanding and 52 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 12, “Stockholders' Equity” for additional details.

Arrangements with Navient Corporation

In connection with the Spin-Off, the Company entered into a separation and distribution agreement with Navient. In connection therewith, the Company also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for its relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms of two years or less from the date of the Spin-Off.

We continue to have exposure to risks related to Navient’s creditworthiness. If we are unable to obtain indemnification payments from Navient, our results of operations and financial condition could be materially and adversely affected.

Pursuant to the terms of the Spin-Off and applicable law, Navient assumed responsibility for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following ongoing activities:

•
the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third-parties;

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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient and, to date, Navient has acknowledged and accepted substantially all claims that we have submitted. Nonetheless, if for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and financial condition could be materially and adversely affected over time.

Transition Services

During a transition period, Navient and its affiliates provided the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. On October 13, 2014, we transitioned the Private Education Loan servicing to our own platform. In the second quarter of 2015, we completed the build-out of our operational infrastructure to independently originate Private Education Loans. It is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans that are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2015 is $170 million. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-Off. At December 31, 2015, we have recorded a receivable of $16 million related to this indemnification.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
Separate and apart from Navient's direct responsibility for its own actions and those of its subsidiaries, Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient prior to the third anniversary date of the Spin-Off, April 30, 2017. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to the FDIC Consent Order. The FDIC Consent Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2015, we held approximately $89 million of Split Loans.

During the year ended December 31, 2015, the Bank separately sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income. During the year ended December 31, 2014, the Bank separately sold loans to the Purchasers in the amount of $804.7 million in principal and $5.7 million in accrued interest income. During the year ended December 31, 2013, the Bank sold loans to the Purchasers in the amount of $2,415.8 million in principal and $67.0 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2015. The gain resulting from loans sold to the Purchasers was $35.8 million and $196.6 million in the years ended December 31, 2014 and 2013, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $7.6 million, $53.5 million and $68.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. Navient is the servicer for all of these loans.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indexes correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indexes correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2015 and 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in 2016.

	December 31,
	2015		2014
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	0.2%	0.0%	+7.6%	+2.4%
EAR - Ramp	0.1%	0.0%	+5.9%	+1.8%
EVE	-3.0%	-1.3%	-2.7%	-1.5%

A primary objective in our funding is to manage our sensitivity to changing interest rates by generally funding our assets with liabilities of similar interest rate repricing characteristics. This funding objective is frequently obtained through the use of derivatives. Uncertainty in loan repayment cash flows and the pricing behavior of our non-maturity retail deposits pose challenges in achieving our interest rate risk objectives. In addition to these considerations, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.
As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. Asset securitization provides long term fixed-rate funding for some of these assets. Additionally, a portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the organization to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which in turn includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive Floor Income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from asset securitization. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix and size of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$162.1	$—	$162.1
Prime	monthly	7.7	—	7.7
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	8,632.1	6,069.7	2,562.4
1-month LIBOR	daily	953.6	—	953.6
Non-Discrete reset(2)	daily/weekly	2,444.2	2,597.3	(153.1)
Fixed Rate(3)		3,014.4	6,147.9	(3,133.5)
Total		$15,214.1	$15,214.1	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $1.7 billion of equity and $0.6 billion of non-interest bearing liabilities.
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
Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2015.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.18
Cash and investments	0.47
Total earning assets	5.11

Deposits
Short-term deposits	0.13
Long-term deposits	2.87
Total deposits	0.86

Borrowings
Short-term borrowings	1.07
Long-term borrowings	4.86
Total borrowings	3.12

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the COSO. Based on our assessment and those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report, under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2016 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2016 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, is incorporated herein by reference.

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

(b)  Exhibits

2.2
Form of Separation and Distribution Agreement by and among SLM Corporation, New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

3.1	Restated Certificate of Incorporation of the Company, dated February 25, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

3.2	Amended and Restated By-Laws of the Company effective June 25, 2015 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on June 29, 2015).

4.1
Indenture, dated as of June 17, 2015, between SLM Corporation and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed on June 17, 2015).

10.1†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (one-year restriction), 2014 Management Incentive Plan Award (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2015).

10.2†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (two-year restriction), 2014 Management Incentive Plan Award (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2015).

10.3†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (three-year restriction), 2014 Management Incentive Plan Award (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2015).

10.4†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2015).

10.5†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2015).

10.6†*	SLM Corporation Executive Severance Plan for Senior Officers, including amendments as of June 25, 2015.

10.7†*	SLM Corporation Change in Control Severance Plan for Senior Officers, including amendments as of June 25, 2015.

10.8†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.9†*	Sallie Mae Supplemental 401(k) Savings Plan, as Amended and Restated as of June 25, 2015.

10.10†*	Sallie Mae Deferred Compensation Plan for Key Employees, as Established Effective May 1, 2014 and Amended June 25, 2015.

10.11†*	SLM Corporation Deferred Compensation Plan for Directors, as Established Effective May 1, 2014 and Amended June 25, 2015.

10.12†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.13†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

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

10.38†	Employment Agreement, dated April 21, 2014 between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.39†*	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 24, 2014, Including Amendments as of June 25, 2015.

10.40†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.41†	Letter Agreement, dated April 24, 2014, with Jeffrey Dale (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.42†	Sallie Mae 401(k) Savings Plan (Effective as of April 30, 2014) (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed on February 26, 2015).

10.43
Transition Services Agreement by and between New Corporation and SLM Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.44
Employee Matters Agreement between New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.45
Tax Sharing Agreement between Navient Corporation and New BLC Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.46
Amended and Restated Loan Servicing and Administration Agreement between Sallie Mae Bank and Navient Solutions, Inc., dated as of April 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

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
Dated: February 26, 2016

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2016

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2016

/S/ PAUL G. CHILD
Paul G. Child	Director	February 26, 2016

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 26, 2016

/S/ EARL A. GOODE
Earl A. Goode	Director	February 26, 2016

/S/ RONALD F. HUNT
Ronald F. Hunt	Director	February 26, 2016

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 26, 2016

/S/ JIM MATHESON
Jim Matheson	Director	February 26, 2016

/S/ JED H. PITCHER
Jed H. Pitcher	Director	February 26, 2016

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 26, 2016

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 26, 2016

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 26, 2016

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 26, 2016

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SLM Corporation:
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SLM Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SLM Corporation:
We have audited SLM Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SLM Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 26, 2016

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$2,416,219	$2,359,780
Available-for-sale investments at fair value (cost of $196,402 and $167,740, respectively)	195,391	168,934
Loans held for investment (net of allowance for losses of $112,507 and $83,842, respectively)	11,630,591	9,509,786
Restricted cash and investments	27,980	4,804
Other interest-earning assets	54,845	72,479
Accrued interest receivable	564,496	469,697
Premises and equipment, net	81,273	78,470
Acquired intangible assets, net	1,745	3,225
Tax indemnification receivable	186,076	240,311
Other assets	55,482	64,757
Total assets	$15,214,098	$12,972,243

Liabilities
Deposits	$11,487,707	$10,540,555
Short-term borrowings	500,175	—
Long-term borrowings	579,101	—
Income taxes payable, net	166,662	191,499
Upromise related liabilities	275,384	293,004
Other liabilities	108,746	117,227
Total liabilities	13,117,775	11,142,285
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 430.7 million and 424.8 million shares, issued, respectively	86,136	84,961
Additional paid-in capital	1,135,860	1,090,511
Accumulated other comprehensive loss (net of tax benefit $9,949 and $7,186, respectively)	(16,059)	(11,393)
Retained earnings	366,609	113,066
Total SLM Corporation's stockholders' equity before treasury stock	2,137,546	1,842,145
Less: Common stock held in treasury at cost: 4.4 million and 1.4 million shares, respectively	(41,223)	(12,187)
Total equity	2,096,323	1,829,958
Total liabilities and equity	$15,214,098	$12,972,243

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Loans	$817,120	$660,792	$527,257
Investments	10,247	8,913	20,090
Cash and cash equivalents	3,751	4,589	3,853
Total interest income	831,118	674,294	551,200
Interest expense:
Deposits	116,386	95,774	88,019
Interest expense on short-term borrowings	6,490	—	—
Interest expense on long-term borrowings	5,738	—	—
Other interest expense	5	41	1,066
Total interest expense	128,619	95,815	89,085
Net interest income	702,499	578,479	462,115
Less: provisions for credit losses	90,055	85,529	69,339
Net interest income after provisions for credit losses	612,444	492,950	392,776
Non-interest income:
Gains on sales of loans, net	135,358	121,359	196,593
Gains on sales of securities	—	—	63,813
Gains (losses) on derivatives and hedging activities, net	5,300	(3,996)	640
Other	41,935	39,921	37,222
Total non-interest income	182,593	157,284	298,268
Expenses:
Compensation and benefits	158,975	129,709	106,799
Other operating expenses	190,120	145,172	163,675
Total operating expenses	349,095	274,881	270,474
Acquired intangible asset impairment and amortization expense	1,480	3,290	3,317
Restructuring and other reorganization expenses	5,398	38,311	726
Total expenses	355,973	316,482	274,517
Income before income tax expense	439,064	333,752	416,527
Income tax expense	164,780	139,967	158,934
Net income	274,284	193,785	257,593
Less: net loss attributable to noncontrolling interest	—	(434)	(1,352)
Net income attributable to SLM Corporation	274,284	194,219	258,945
Preferred stock dividends	19,595	12,933	—
Net income attributable to SLM Corporation common stock	$254,689	$181,286	$258,945
Basic earnings per common share attributable to SLM Corporation	$0.60	$0.43	$0.59
Average common shares outstanding	425,574	423,970	440,108
Diluted earnings per common share attributable to SLM Corporation	$0.59	$0.42	$0.58
Average common and common equivalent shares outstanding	432,234	432,269	448,549
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$274,284	$193,785	$257,593
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized (losses) gains on investments	(2,205)	6,066	35,802
Reclassification adjustments for (gain) on sale of available-for-sale securities included in other income	—	—	(63,813)
Total unrealized (losses) gains on investments	(2,205)	6,066	(28,011)
Unrealized losses on cash flow hedges	(5,224)	(19,772)	—
Total unrealized (losses) gains	(7,429)	(13,706)	(28,011)
Income tax benefit	2,763	5,337	10,639
Other comprehensive loss, net of tax benefit	(4,666)	(8,369)	(17,372)
Comprehensive income	269,618	185,416	240,221
Less: comprehensive loss attributable to noncontrolling interest	—	(434)	(1,352)
Total comprehensive income attributable to SLM Corporation	$269,618	$185,850	$241,573

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity

Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	565,000	84,961	1,090,511	(11,393)	113,066	(12,187)	1,829,958
Net income	—	—	—	—	—	—	—	—	274,284	—	274,284
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,666)	—	—	(4,666)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	269,618
Separation adjustments related to the Spin-Off of Navient Corporation	—	—	—	—	—	—	1,660	—	—	—	1,660
Cash dividends:
Preferred Stock, series A ($3.48 per share)	—	—	—	—	—	—	—	—	(11,501)	—	(11,501)
Preferred Stock, series B ($2.06 per share)	—	—	—	—	—	—	—	—	(8,094)	—	(8,094)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,146	—	(1,146)	—	—
Issuance of common shares	—	5,873,309		5,873,309	—	1,175	14,805	—	—	—	15,980
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	6,140	—	—	—	6,140
Stock-based compensation expense	—	—	—	—	—	—	21,598	—	—	—	21,598
Shares repurchased related to employee stock-based compensation plans	—	—	(3,008,913)	(3,008,913)	—	—	—	—	—	(29,036)	(29,036)
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	565,000	86,136	1,135,860	(16,059)	366,609	(41,223)	2,096,323

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net income	$274,284	$193,785	$257,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	90,055	85,529	69,339
Deferred tax (benefit) provision	(77,227)	(40,888)	14,567
Amortization of brokered deposit placement fee	10,510	10,164	9,754
Amortization of ABCP upfront fee	2,337	—	—
Amortization of deferred loan origination costs and fees, net	3,746	1,995	2,199
Net amortization of discount on investments	1,716	633	(7,187)
Interest income on tax indemnification receivable	(5,398)	(5,904)	—
Depreciation of premises and equipment	7,437	6,099	5,059
Amortization and impairment of acquired intangibles	1,480	3,290	3,317
Stock-based compensation expense	21,598	24,971	15,681
Unrealized (gains)/losses on derivative and hedging activities, net	(2,500)	1,214	(324)
Gains on sale of securities	—	—	(63,813)
Gains on sale of loans, net	(135,358)	(121,359)	(196,593)
Other adjustments to net income, net	(306)	—	1,046
Changes in operating assets and liabilities:
Net decrease in loans held for sale	55	6,519	3,628
Origination of loans held for sale	(55)	(6,519)	(3,628)
Increase in accrued interest receivable	(377,648)	(331,014)	(281,856)
(Increase) decrease in restricted cash and investments, net	(737)	(493)	136
Decrease (increase) in other interest-earning assets	17,634	(72,435)	(39)
Decrease in tax indemnification receivable	59,633	44,724	—
Increase in other assets	(18,070)	(24,959)	(2,357)
Increase (decrease) in income tax payable, net	56,813	(221,222)	56,784
Increase in accrued interest payable	303	2,985	239
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(6,774)	8,764	147,379
(Decrease) increase in other liabilities	(14,731)	(2,652)	39,096
Total adjustments	(365,487)	(630,558)	(187,573)
Total net cash (used in) provided by operating activities	(91,203)	(436,773)	70,020
Investing activities
Loans acquired and originated	(4,366,651)	(4,094,790)	(4,387,093)
Net proceeds from sales of loans held for investment	1,547,373	2,001,625	2,546,940
Proceeds from claim payments	111,580	127,869	82,615
Net decrease in loans held for investment	913,005	638,321	490,791
Increase in restricted cash and investment - variable interest entities	(22,439)	—	—
Purchases of available-for-sale securities	(64,112)	(72,049)	(62,097)
Proceeds from sales and maturities of available-for-sale securities	33,735	10,653	597,728
Total net cash used in investing activities	(1,847,509)	(1,388,371)	(731,116)
Financing activities
Brokered deposit placement fee	(4,098)	(15,098)	(12,114)
Net increase in certificates of deposit	611,643	340,225	535,456
Net increase in other deposits	324,518	1,207,487	1,126,673
Borrowings collateralized by loans in securitization trusts - issued	620,681	—	—
Borrowings collateralized by loans in securitization - repaid	(41,976)	—	—
Borrowings under ABCP facility	1,210,180	—	—

Repayment of borrowings under ABCP facility	(710,005)	—	—
Fees paid - ABCP facility	(2,337)	—	—
Net decrease in deposits with entity that is a subsidiary of Navient	—	(5,633)	(126,923)
Special cash contribution from Navient	—	472,718	—
Net capital contributions from entity that is a subsidiary of Navient	—	12,022	(164,471)
Excess tax benefit from the exercise of stock-based awards	6,140	3,271	6,258
Preferred stock dividends paid	(19,595)	(12,933)	—
Dividend paid to entity that is a subsidiary of Navient	—	—	(120,000)
Net cash provided by financing activities	1,995,151	2,002,059	1,244,879
Net increase in cash and cash equivalents	56,439	176,915	583,783
Cash and cash equivalents at beginning of year	2,359,780	2,182,865	1,599,082
Cash and cash equivalents at end of year	$2,416,219	$2,359,780	$2,182,865
Cash disbursements made for:
Interest	$111,563	$90,329	$76,901
Income taxes paid	$205,698	$401,834	$81,194
Income taxes received	$(25,151)	$(3,015)	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” or “us”) is a holding company that operates through a number of subsidiaries. Its predecessor was formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. Under privatization legislation passed in 1997, we incorporated SLM Corporation as a Delaware corporation with the GSE as a subsidiary and on December 29, 2004, we terminated the federal charter and dissolved the GSE.

Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank (the “Bank”), a Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions (“UDFI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau ("CFPB"). We also operate Upromise, Inc. (“Upromise”), a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

On April 30, 2014, we completed our plan to legally separate into two distinct publicly traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”); and a consumer banking business, named SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law, which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM Corporation. The separation and distribution were accounted for on a substantially tax-free basis.

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
The timing and steps necessary to complete the Spin-Off and comply with the Securities and Exchange Commission (“SEC”) reporting requirements, including the replacement of pre-Spin-Off SLM with our current publicly traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. While information contained in those prior reports may provide meaningful historical context for our business, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was our first periodic report made on the basis of the post-Spin-Off business.
For periods before the Spin-Off, these financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carved-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements include the carved-out financial results for the first four months of 2014. All prior period amounts represent comparably determined carved-out amounts. The year ended December 31, 2015 was the first full year where the financial results did not include the effect of carved-out amounts.
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
We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
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

Investments
Investments consisted of only mortgage-backed securities in 2015 and 2014. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
Our investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale investments are recorded in equity and are reported as a component of other comprehensive income/(loss), net of applicable income taxes, unless a decline in the investment’s value is considered to be other-than-temporary, in which case the loss is recorded directly to earnings.
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
Prior to the Spin-Off, we participated in FFELP rehabilitation loan auctions whereby we bid on portfolios of rehabilitated FFELP loans offered for sale by guarantors. For a loan to be eligible for rehabilitation, the guaranty agency must have received reasonable and affordable payments for 9 out of 10 months, at which time the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers request rehabilitation. Upon rehabilitation, a borrower is again eligible for all of the benefits under the Higher Education Act that he or she was not eligible for as a borrower on a defaulted loan, such as new federal aid, and the default on the borrower’s credit record is expunged. No student loan may be rehabilitated more than once. We did not purchase any of these loans in 2015. In 2014, we purchased $7.5 million of these loans, at 102 percent of par value. These loans were subject to our Allowance for Loan Loss reserve methodology. We no longer intend to purchase any FFELP loans.
Restricted Cash and Investments
Restricted cash and investments primarily include amounts held in student loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.
Allowance for Loan Losses
We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in our portfolios, as well as future loan commitments, at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

We analyze our portfolios to determine the effects that the various stages of delinquency and forbearance have on borrower default behavior and ultimate charge off. We estimate the allowance for loan losses for our loan portfolios using a roll rate analysis of delinquent and current accounts. A “roll rate analysis” is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. We also take into account the current and future economic environment and certain other qualitative factors when calculating the allowance for loan losses.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss emergence period of one year for Private Education Loans and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
We utilize various models to determine an appropriate allowance for loan losses. Changes to model inputs are made as deemed necessary. These models are reviewed and validated periodically.
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
In determining the allowance for loan losses on our Private Education Loans that are not troubled debt restructurings (“TDRs”), we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss event and default) and how much we expect to recover over the same one year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.
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

In fourth quarter 2015, we stopped selling defaulted loans to third-parties and began collecting on defaulted loans in-house. It is our expectation that in the future we will continue to collect on defaulted loans in-house as well as sell defaulted loans to third-parties. Prior to this change in practice, we only used estimates of what we would receive from the sale of delinquent loans in estimating recoveries. For December, 31, 2015, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
The roll rate analysis model is based upon actual experience using the 120 day charge-off default aversion strategies. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.
In connection with the Spin-Off, the agreement under which the Bank previously made sales of defaulted loans to an affiliate was amended so that the Bank now has the right to require Navient to purchase (at fair value) loans only where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2015, we held approximately $89 million of Split Loans.
Pre-Spin-Off SLM charged off loans when they were 212 days delinquent. As such, default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans when they reach 120 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies now focus on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period (120 days). In addition, at the time of the Spin-Off, we changed our loss emergence period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. These two changes resulted in recognizing a $14 million net reduction in our allowance for loan losses in second quarter 2014 because we are now only reserving for one year of losses as compared with two years under the prior policy, which more than offset the impact of the shorter charge-off period.
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
We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. In the first nine months after a loan enters full principal and interest repayment, the loan may be in forbearance for up to six months without it being classified as a TDR. Once the initial nine-month period described above is over, however, any loan that receives more than three months of forbearance in a twenty-four month period is classified as a TDR. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 23 percent and 10 percent of the loans granted forbearance as of December 31, 2015 and December 31, 2014, respectively, have been classified as TDRs due to their forbearance status.

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
Certain Private Education Loans do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans is generally low while the borrower is in school. At December 31, 2015 and 2014, 32 percent and 36 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in the allowance for loan losses. The loss emergence period is in alignment with the typical collection cycle and takes into account these periods of nonpayment.
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
The allowance for FFELP Loan losses uses historical experience of customer default behavior and a two-year loss emergence period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Deposits
Our deposit accounts are principally certificates of deposit (“CD”), money market deposit accounts (“MMDA”) and high yield savings (“HYS”) accounts. CDs are accounts that have a stipulated maturity and interest rate. Early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity). Retail CDs may be withdrawn early, but a penalty is assessed. MMDA and HYS accounts are both interest and non-interest bearing accounts that have no maturity or expiration date. The depositor is not required by the deposit contract, but may at any time be required by the Company, to give written notice of any intended withdrawal not less than seven days before the withdrawal is made.
Upromise related liabilities
Upromise related liabilities represent amounts owed to Upromise rewards members for rebates they have earned from qualifying purchases from Upromise’s participating merchants. These amounts are held in trust for the benefit of the members until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service agreement. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust.
Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the consolidated financial statements.
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

Loan Interest Income
For loans classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. The estimate of the prepayment speed includes the effect of voluntary prepayments, student loan defaults, and consolidation (if the loan is consolidated to a third-party), all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the life-of-loan. We regularly evaluate the assumptions used to estimate the prepayment speeds. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the origination of the loan. We also pay to the U.S. Department of Education (“ED”) an annual 105 basis point consolidation loan rebate fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any adjustments to the basis of education loans when they are classified as held-for-sale.
We recognize certain fee income (primarily late fees) on education loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, brokered MMDAs and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan asset-backed commercial paper facility (the “ABCP Facility”), including an unused ABCP Facility fee, and also incur fees related to our term asset-backed securities ("ABS"). These fees are included in interest expense. Refer to Note 8, “Deposits,” and Note 9, “Borrowings” for further details of our interest bearing liabilities.
Gains on Sale of Loans, Net

We participate and sell loans to third-parties and affiliates, including entities that were related parties prior to the Spin-Off. These sales may occur through whole loan sales or securitization transactions that qualify for sales treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment, and were transferred to held-for-sale immediately prior to sale or securitization.

Prior to the Spin-Off, the Bank sold loans to an entity that is now a subsidiary of Navient when loans became 90 days delinquent and to facilitate securitization transactions. Prior to the Spin-Off, the Bank sold $805 million and $2.4 billion of loans resulting in a net gain on sale of loans of $36 million and $197 million for the years ended December 31, 2014 and 2013, respectively. Subsequent to the Spin-Off, we sold loans through loan sales and securitization transactions with third-parties

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

(including Navient) resulting in a net gain on sale of loans of $135 million and $85 million for the years ended December 31, 2015 and 2014, respectively. See Note 16, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
Other Income
Our Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. We have established a consumer savings network, which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the merchants that participate in the program. Participating merchants generally pay Upromise fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the merchant. We recognize revenue as marketing and administrative services are rendered, based upon contractually determined rates and member purchase volumes.
Securitization Accounting
Our securitizations transactions use a two-step structure with a special purpose entity (variable interest entity (“VIE”)) that legally isolates the transferred assets from us in the event of bankruptcy or receivership. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of the VIEs. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. If we are the primary beneficiary then no gain or loss is recognized.
We have determined that as the sponsor and servicer of Sallie Mae securitization trusts, we meet the first primary beneficiary criterion because we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.
Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

•	Our acting as administrator for the securitization transactions we sponsored.

•	Our responsibilities relative to representation and warranty violations.

•	The option to exercise the clean-up call and purchase the student loans from the trust when the pool balance is 10 percent or less of the original pool balance.
In 2015 and 2014, we executed both secured financing and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as well as (b) the power to direct the activities of the VIE in our role as servicer. For those accounted for as securitized loan sales, we were not

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we agree to repurchase the related loans from the trust.

We did not record a servicing asset or servicing liability related to our securitization transactions because we determined the servicing fees we receive are at market rate.
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
Each derivative is designated to a specific (or pool of) liability(ies) on the consolidated balance sheets, and is designated as either a “fair value” hedge or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed-rate liability. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are recorded at fair value with any difference reflecting ineffectiveness which is recorded immediately in the consolidated statements of income. Cash flow hedges are designed to hedge our exposure to variability in cash flows related to variable rate deposits. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in fair value of the derivative with no offsetting amount from the hedged item since the last time it was effective. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively and begin amortization of any basis adjustments that exist related to the hedged item.
Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant.
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
An uncertain tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the consolidated financial statements is the largest amount of benefit that is more than fifty percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest related to unrecognized tax benefits in income tax expense/(benefit), and penalties, if any, in operating expenses.
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
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2015, the liability balance is $207 million ($191 million related to deferred taxes and $16 million related to uncertain tax positions) and the indemnification receivable balance is $186 million ($170 million related to deferred taxes and $16 million related to uncertain tax positions).
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2014 and 2013, to be consistent with classifications adopted for 2015, which had no effect on net income, total assets or total liabilities.
Recently Issued but Not Yet Adopted Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2018. Early application is not permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
On April 15, 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The ASU amends its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

On January 5, 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” which changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The new standard is effective on January 1, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the current consolidation guidance. The amendments reduce the number of consolidation models through the elimination of the indefinite deferral of ASC 810 and place more emphasis on risk of loss when determining a controlling financial interest. The standard is effective January 1, 2016, with early adoption permitted during an interim period in fiscal year 2015. In the third quarter of 2015, we elected to early adopt the new accounting guidance retrospectively to July 1, 2015. The early adoption of this standard had no impact on our consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Cash and Cash Equivalents
As of December 31, 2015, cash and cash equivalents include cash due from the FRB of $2.4 billion and cash due from depository institutions of $22.4 million. As of December 31, 2014, cash and cash equivalents include cash due from the FRB of $2.3 billion and cash due from depository institutions of $14.9 million. As of December 31, 2015 and 2014, we had no outstanding cash equivalents.
In 2010, the FRB introduced the Term Deposit Facility to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2015 and 2014, resulting in interest income of $0.3 million and $1.2 million, respectively. As of December 31, 2015 and 2014, no funds were on deposit with the FRB under this program.
We are required to maintain average reserve balances with the FRB based on a percentage of deposits. The average amounts of those reserves for the years ended December 31, 2015 and 2014 were $1.2 million and $0.3 million, respectively.

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$196,402	$1,370	$(2,381)	$195,391

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$167,740	$2,686	$(1,492)	$168,934

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
As of December 31, 2015:
Mortgage-backed securities	$(827)	$73,802	$(1,554)	$39,271	$(2,381)	$113,073

As of December 31, 2014:
Mortgage-backed securities	$(27)	$12,147	$(1,465)	$41,462	$(1,492)	$53,609

Our investment portfolio is comprised of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $93.6 million, $78.7 million, and $24.1 million, respectively, at December 31, 2015. We own these securities to meet our requirements under the Community Reinvestment Act. As of December 31, 2015, there were 35 of 74 separate mortgage-backed securities with unrealized losses in our investment portfolio. Fourteen of the 35 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae. As of December 31, 2014, there were 13 of 56 separate mortgage-backed securities with unrealized losses in our investment portfolio. Nine of the 13 securities in a net loss position were issued by Ginnie Mae. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
As of December 31, 2015, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$284	$307
2039	7,539	8,054
2042	22,336	21,282
2043	59,961	60,165
2044	47,833	47,815
2045	58,449	57,768
Total	$196,402	$195,391

In October 2013, we sold our asset-backed security portfolio for a gain of $63.8 million. We no longer hold asset-backed securities in our investment portfolio.

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit program or any other program sponsored by the FRB. We had $188.3 million and $160.9 million par value of mortgage-backed securities pledged to this borrowing facility at December 31, 2015 and 2014, respectively, as discussed further in Note 9, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment

Loans Held for Investment consist of Private Education Loans and FFELP Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of December 31, 2015, 81 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	December 31,
	2015	2014
Private Education Loans	$10,596,437	$8,311,376
Deferred origination costs	27,884	13,845
Allowance for loan losses	(108,816)	(78,574)
Total Private Education Loans, net	10,515,505	8,246,647

FFELP Loans	1,115,663	1,264,807
Unamortized acquisition costs, net	3,114	3,600
Allowance for loan losses	(3,691)	(5,268)
Total FFELP Loans, net	1,115,086	1,263,139

Loans held for investment, net	$11,630,591	$9,509,786

The estimated weighted average life of education loans in our portfolio was approximately 6.2 years at both December 31, 2015 and 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Years Ended December 31,
	2015		2014		2013
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$9,819,053	7.93%	$7,563,356	8.16%	$5,996,651	8.16%
FFELP Loans	1,179,723	3.26	1,353,497	3.24	1,142,979	3.32
Total portfolio	$10,998,776		$8,916,853		$7,139,630

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
Forbearance may also be granted to customers who are delinquent in their payments. If specific requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.
We also have an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through an interest rate reduction that results in a lower monthly payment amount, is more suitable than other alternatives currently available. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loan’s status is returned to current and the interest rate is reduced for a twenty-four month period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

During the first four months of 2014, and all of 2013, we did not utilize these collection tools because we sold loans that would otherwise be managed using one or more of these collection tools to an entity that is now a subsidiary of Navient. See Note 16, “Arrangements with Navient Corporation.”
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2015 and 2014, we had $122.9 million and $201.7 million, respectively, of FFELP loans and $20.9 million and $10.7 million, respectively, of Private Education Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2015 and 2014, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP consolidation or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2015 and 2014, we had $0 and $0, respectively, of FFELP consolidation loans and $1.7 billion and $1.4 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 9, “Borrowings.”
Loans Held for Investment by Region
At December 31, 2015, 39.8 percent of total education loans were concentrated in the following states:

2015
New York	10.1%
California	9.6
Pennsylvania	8.1
New Jersey	6.7
Illinois	5.3
39.8%

At December 31, 2014, 38.8 percent of total education loans were concentrated in the following states:

2014
California	10.1%
New York	9.5
Pennsylvania	7.7
New Jersey	6.3
Illinois	5.2
38.8%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Private Education Loan Losses and — Allowance for FFELP Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$5,268	$78,574	$83,842
Total provision	1,005	87,344	88,349
Net charge-offs:
Charge-offs	(2,582)	(55,357)	(57,939)
Recoveries	—	5,820	5,820
Net charge-offs	(2,582)	(49,537)	(52,119)
Loan sales(1)	—	(7,565)	(7,565)
Ending Balance	$3,691	$108,816	$112,507
Allowance:
Ending balance: individually evaluated for impairment	$—	$43,480	$43,480
Ending balance: collectively evaluated for impairment	$3,691	$65,336	$69,027
Loans:
Ending balance: individually evaluated for impairment	$—	$265,831	$265,831
Ending balance: collectively evaluated for impairment	$1,115,663	$10,330,606	$11,446,269
Net charge-offs as a percentage of average loans in repayment(2)	0.30%	0.82%
Allowance as a percentage of the ending total loan balance	0.33%	1.03%
Allowance as a percentage of the ending loans in repayment(2)	0.45%	1.57%
Allowance coverage of net charge-offs	1.43	2.20
Ending total loans, gross	$1,115,663	$10,596,437
Average loans in repayment(2)	$857,359	$6,031,741
Ending loans in repayment(2)	$813,815	$6,927,266
____________
(1) Represents fair value adjustments on loans sold.
(2) Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,946	83,583	85,529
Net charge-offs:
Charge-offs(1)	(2,996)	(14,442)	(17,438)
Recoveries	—	1,155	1,155
Net charge-offs	(2,996)	(13,287)	(16,283)
Loan sales(2)	—	(53,485)	(53,485)
Ending Balance	$5,268	$78,574	$83,842
Allowance:
Ending balance: individually evaluated for impairment	$—	$9,815	$9,815
Ending balance: collectively evaluated for impairment	$5,268	$68,759	$74,027
Loans:
Ending balance: individually evaluated for impairment	$—	$59,402	$59,402
Ending balance: collectively evaluated for impairment	$1,264,807	$8,251,974	$9,516,781
Net charge-offs as a percentage of average loans in repayment(3)	0.31%	0.30%
Allowance as a percentage of the ending total loan balance	0.42%	0.95%
Allowance as a percentage of the ending loans in repayment(3)	0.57%	1.53%
Allowance coverage of net charge-offs	1.76	5.91
Ending total loans, gross	$1,264,807	$8,311,376
Average loans in repayment(3)	$972,390	$4,495,709
Ending loans in repayment(3)	$926,891	$5,149,215
    ____________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged-off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,971	$65,218	$69,189
Total provision	4,384	64,955	69,339
Net charge-offs:
Charge-offs(1)	(2,037)	—	(2,037)
Recoveries	—	—	—
Net charge-offs	(2,037)	—	(2,037)
Loan sales(2)	—	(68,410)	(68,410)
Ending Balance	$6,318	$61,763	$68,081
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,318	$61,763	$68,081
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,426,972	$6,563,342	$7,990,314
Net charge-offs as a percentage of average loans in repayment(3)	0.23%	—%
Allowance as a percentage of the ending total loan balance	0.44%	0.94%
Allowance as a percentage of the ending loans in repayment(3)	0.62%	1.55%
Allowance coverage of net charge-offs	3.10	—
Ending total loans, gross	$1,426,972	$6,563,342
Average loans in repayment(3)	$870,460	$3,509,502
Ending loans in repayment(3)	$1,023,471	$3,972,317
____________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged-off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. In the first nine months after a loan enters full principal and interest repayment, the loan may be in forbearance for up to six months without it being classified as a TDR. Once the initial nine-month period described above is over, however, any loan that receives more than three months of forbearance in a twenty-four month period is classified as a TDR. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. Approximately 23 percent and 10 percent of the loans granted forbearance as of December 31, 2015 and 2014, respectively, have been classified as TDRs due to their forbearance status.
Prior to the Spin-Off, we did not have TDR loans because the loans generally were sold to a now unrelated affiliate in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $307.2 million of Private Education Loans as TDRs. When these TDR loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan's original effective interest rate.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and continue to accrue interest through the date of claim.
At December 31, 2015 and 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2015
TDR Loans	$269,628	$265,831	$43,480

December 31, 2014
TDR Loans	$60,278	$59,402	$9,815

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$174,087	$14,081	$23,290	$1,105

The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2015		2014
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$6,869		$2,915
TDR loans in forbearance(2)	43,756		18,620
TDR loans in repayment(3) and percentage of each status:
Loans current	185,936	86.4%	34,554	91.2%
Loans delinquent 31-60 days(4)	14,948	6.9	1,953	5.2
Loans delinquent 61-90 days(4)	9,239	4.3	983	2.6
Loans delinquent greater than 90 days(4)	5,083	2.4	377	1.0
Total TDR loans in repayment	215,206	100.0%	37,867	100.0%
Total TDR loans, gross	$265,831		$59,402
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

(3)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides the amount of modified loans (which includes forbearance and reductions in interest rates) that became TDRs in the periods presented. Additionally, for the periods presented, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the relevant period presented and within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
	2015			2014
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$244,890	$10,877	$51,602	$59,402	$948	$325
_______
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

	December 31, 2015		December 31, 2014
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$9,515,136	90%	$7,465,339	90%
Without cosigner	1,081,301	10	846,037	10
Total	$10,596,437	100%	$8,311,376	100%

FICO at Origination:
Less than 670	$700,779	7%	$558,801	7%
670-699	1,554,959	15	1,227,860	15
700-749	3,403,823	32	2,626,238	32
Greater than or equal to 750	4,936,876	46	3,898,477	46
Total	$10,596,437	100%	$8,311,376	100%

Seasoning(2):
1-12 payments	$3,059,901	29%	$2,373,117	29%
13-24 payments	2,096,412	20	1,532,042	18
25-36 payments	1,084,818	10	755,143	9
37-48 payments	513,125	5	411,493	5
More than 48 payments	414,217	4	212,438	3
Not yet in repayment	3,427,964	32	3,027,143	36
Total	$10,596,437	100%	$8,311,376	100%
___________

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans and the aging of our past due Private Education Loans. Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

	Private Education Loan Delinquencies
	December 31,
	2015		2014		2013
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,427,964		$3,027,143		$2,574,711
Loans in forbearance(2)	241,207		135,018		16,314
Loans in repayment and percentage of each status:
Loans current	6,773,095	97.8%	5,045,600	98.0%	3,933,143	99.0%
Loans delinquent 31-60 days(3)	91,129	1.3	63,873	1.2	28,854	0.7
Loans delinquent 61-90 days(3)	42,048	0.6	29,041	0.6	10,280	0.3
Loans delinquent greater than 90 days(3)	20,994	0.3	10,701	0.2	40	—
Total Private Education Loans in repayment	6,927,266	100.0%	5,149,215	100.0%	3,972,317	100.0%
Total Private Education Loans, gross	10,596,437		8,311,376		6,563,342
Private Education Loans deferred origination costs	27,884		13,845		5,063
Total Private Education Loans	10,624,321		8,325,221		6,568,405
Private Education Loans allowance for losses	(108,816)		(78,574)		(61,763)
Private Education Loans, net	$10,515,505		$8,246,647		$6,506,642
Percentage of Private Education Loans in repayment(4)		65.4%		62.0%		60.5%
Delinquencies as a percentage of Private Education Loans in repayment(4)		2.2%		2.0%		1.0%
Loans in forbearance as a percentage of loans in repayment and forbearance(4)		3.4%		2.6%		0.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2015	$542,919	$791	$3,332
December 31, 2014	$445,710	$443	$3,517

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2015	2014
Land and land improvements	$12,574	$10,927
Buildings and leasehold improvements	56,446	56,772
Furniture, fixtures and equipment	12,275	10,898
Software	39,530	31,988
Premises and equipment, gross	120,825	110,585
Accumulated depreciation	(39,552)	(32,115)
Premises and equipment, net	$81,273	$78,470

Depreciation expense for premises and equipment was $7.4 million, $6.1 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2015 and 2014.

	December 31,	December 31,
	2015	2014
Deposits - interest bearing	$11,487,006	$10,539,953
Deposits - non-interest bearing	701	602
Total deposits	$11,487,707	$10,540,555
Interest Bearing
Interest bearing deposits as of December 31, 2015 and 2014 consisted of non-maturity savings and money market deposits, brokered and retail CDs, as discussed further below, and brokered MMDAs. In addition, we gather what we consider to be core deposits from various sources. These deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10.5 million, $10.3 million, and $9.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Fees paid to third-party brokers related to these CDs were $4.1 million, $15.2 million, and $12.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,886,299	1.19%	$4,527,448	1.15%
Savings	669,254	0.82	703,687	0.81
Certificates of deposit	5,931,453	0.98	5,308,818	1.00
Deposits - interest bearing	$11,487,006		$10,539,953
___
(1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2015	2014
One year or less	$2,667,980	$1,717,891
After one year to two years	1,210,429	1,038,778
After two years to three years	1,053,442	948,490
After three years to four years	630,851	846,976
After four years to five years	203,704	577,827
After five years	165,047	178,856
Total	$5,931,453	$5,308,818

 As of December 31, 2015 and 2014, there were $709.9 million and $254.0 million of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $15.7 million and $16.1 million at December 31, 2015 and 2014, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $0.7 million and $0.6 million as of December 31, 2015 and 2014, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account. See Note 14, “Stock-Based Compensation Plans and Arrangements” for additional details regarding this plan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term ABS program and our ABCP Facility. The following table summarizes our secured borrowings at December 31, 2015. We had no secured borrowings outstanding at December 31, 2014.

	December 31, 2015
	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$579,101	$579,101
ABCP Facility	500,175	—	500,175
Total	$500,175	$579,101	$1,079,276

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On December 19, 2014, we closed on a $750.0 million ABCP Facility. Pursuant to FDIC safe harbor guidelines, we retained a 5 percent or $37.5 million ownership interest in the ABCP Facility, resulting in $712.5 million of funds available for us to draw under the ABCP Facility. During 2015, we incurred financing costs under the ABCP Facility of approximately 0.40 percent on average on unused borrowing capacity and approximately 3 month LIBOR plus 0.80 percent on outstandings under the ABCP Facility. At December 31, 2015, $500.2 million was outstanding under the ABCP Facility, net of our 5 percent retention. At December 31, 2015, $923.7 million of our Private Education Loans were encumbered to support outstandings under the ABCP Facility. On February 25, 2016, we amended and extended the maturity of the ABCP Facility. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018. For additional information, see Note 24, “Subsequent Event.”
Short-term borrowings have a remaining term to maturity of one year or less. The following table summarizes the outstanding short-term borrowings, the weighted average interest rates at the end of the period and the related average balance and weighted average interest rates during the period. The ABCP Facility's contractual maturity is two years from the date of inception or renewal (one year revolving period plus a one year amortization period); however, we classify advances under our ABCP Facility as short term borrowings because it is our intention to repay those advances within one-year. Rates reflect stated interest of borrowings and related discounts and premiums.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

	December 31, 2015		Year Ended December 31, 2015
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
ABCP Facility	$500,175	0.84%	$135,064	3.10%
Maximum outstanding at any month end	$710,005

Long-term Borrowings

On July 30, 2015, we executed our SMB Private Education Loan Trust 2015-B term ABS transaction, which was accounted for as a secured financing. A total of $714.0 million of notes were issued in connection with the transaction. We retained a 5 percent or $33.0 million interest in the Class A and B notes, a 100 percent or $50 million interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $630.8 million of notes from the securitization were sold to third-parties, raising $623.0 million of gross proceeds. The Class A and B notes had a weighted average life of 4.8 years and priced at a weighted average LIBOR equivalent cost of 1 month LIBOR plus 1.53 percent. At December 31, 2015, $687.3 million of our Private Education Loans were encumbered as a result of this transaction.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2023 to 2040.

	December 31, 2015		Year Ended December 31, 2015
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate borrowings	$337,098	1.38%	$151,373
Fixed rate borrowings	$242,003	3.11%	$102,386
Total long-term borrowings	$579,101	2.10%	$253,759

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

Secured Financings

Issue	Date Issued	Total Issued To Third-Parties	Weighted Average Cost of Funds(1)	Weighted Average Life

Private Education:
2015-B	July 2015	$630,800	1 month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan amount securitized in secured financing in 2015		$745,580

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of December 31, 2015:

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$579,101	$579,101	$687,298	$9,996	$45,566	$742,860
ABCP Facility	500,175	—	500,175	923,687	12,443	58,095	994,225
Total	$500,175	$579,101	$1,079,276	$1,610,985	$22,439	$103,661	$1,737,085

________
(1) Other assets primarily represents accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100.0 million at December 31, 2015. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2015, 2014 and 2013.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.7 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2015, 2014 and 2013.

10. Private Education Loan Term Securitizations

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
On October 27, 2015, we executed a $701.0 million Private Education Loan term ABS transaction that qualified for sale treatment and removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We continue to service the loans in the trust. In the fourth quarter of 2015, we recorded a pre-tax gain of $58.0 million on the sale, net of closing adjustments and transaction costs, a 7.8 percent premium.
On July 30, 2015, we executed a $714.0 million Private Education Loan term ABS transaction that was accounted for as a secured financing. We retained a 5 percent interest in the Class A and B notes, a 100 percent interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $630.8 million of notes were sold to third-parties, raising $623.0 million of gross proceeds. At December 31, 2015, $687.3 million of our Private Education Loans were encumbered as a result of this transaction.
On April 23, 2015, we executed a $738 million Private Education Loan term ABS transaction that qualified for sale treatment and removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We continue to service the loans in the trust. In the second quarter of 2015, we recorded a pre-tax gain of $77.0 million on the sale, net of closing adjustments and transaction costs, a 10.4 percent premium.

11. Derivative Financial Instruments

Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged liabilities will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments that are linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held or plus collateral posted. When the fair value of a derivative contract less collateral held or plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held or plus collateral posted, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2015 and 2014, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $50.1 million and $60.8 million, respectively.

Accounting for Derivative Instruments
The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges and cash flow hedges.

Fair Value Hedges
We generally use fair value hedges to offset the exposure to changes in fair value of a recognized fixed-rate liability. We enter into interest rate swaps to economically convert fixed-rate debt into variable rate debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $15.0 million will be reclassified as an increase to interest expense.

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

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2015 and 2014, and their impact on other comprehensive income and earnings for the years ended December 31, 2015, 2014 and 2013.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2015	2014	2015	2014	2015	2014	2015	2014
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$15,231	$5,012	$83	$226	$15,314	$5,238
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(27,512)	(21,435)	(2,339)	(5,883)	(646)	(1,370)	(30,497)	(28,688)
Total net derivatives		$(27,512)	$(21,435)	$12,892	$(871)	$(563)	$(1,144)	$(15,183)	$(23,450)

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Gross position	$15,314	$5,238	$(30,497)	$(28,688)
Impact of master netting agreement	(9,278)	(4,045)	9,278	4,045
Derivative values with impact of master netting agreements (as carried on balance sheet)	6,036	1,193	(21,219)	(24,643)
Cash collateral (held) pledged(1)	(1,070)	(900)	54,845	72,478
Net position	$4,966	$293	$33,626	$47,835

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Notional Values

Interest rate swaps	$1,109,933	$1,106,920	$3,080,167	$3,044,492	$1,305,757	$973,539	$5,495,857	$5,124,951

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2015	2014	2013

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings	$2,695	$1,718	$(558)
Realized gains recorded in interest expense	29,940	20,958	28,668
Total	$32,635	$22,676	$28,110

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings	$(1,427)	$(520)	$—
Realized losses recorded in interest expense	(21,475)	(9,070)	—
Total	$(22,902)	$(9,590)	$—

Trading
Interest rate swaps:
Interest reclassification	$3,451	$(2,250)	$1,285
Change in fair value of future interest payments recorded in earnings	581	(2,944)	(87)
Total(1)	4,032	(5,194)	1,198
Total	$13,765	$7,892	$29,308

(1)	Amounts included in "gains (losses) on derivatives and hedging activities, net."

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Years Ended December 31,
	2015	2014	2013
Amount of loss recognized in other comprehensive income	$(26,699)	$(28,842)	$—
Amount of loss reclassified in interest expense(1)	(21,475)	(9,070)	—
Total change in other comprehensive income for unrealized losses on derivatives, before income tax benefit	$(5,224)	$(19,772)	$—

(1)	Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.

Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $1.1 million and $0.9 million at December 31, 2015 and 2014, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $54.8 million and $72.5 million at December 31, 2015 and 2014, respectively. Collateral pledged is recorded in "Other interest-earning assets" on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Stockholders' Equity

Preferred Stock
At December 31, 2015, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). In connection with the Spin-Off, the Company, by reason of a statutory merger, succeeded pre-Spin-Off SLM and issued Series A Preferred Stock and Series B Preferred Stock, on terms substantially similar to those of pre-Spin-Off SLM's respective series of preferred stock. Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2015, 426 million shares were issued and outstanding and 52 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Because of the carve-out accounting treatment, there were no common stock dividends recognized in these financial statements for the years ended December 31, 2015, 2014 and 2013. For additional information, see Note 2, “Significant Accounting Policies — Basis of Presentation.”
We currently do not intend to initiate a publicly announced share repurchase program. We only expect to repurchase common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2015	2014	2013
Shares repurchased related to employee stock-based compensation plans(1)	3,008,913	1,365,277	6,365,002
Average purchase price per share	$9.65	$8.93	$21.76
Common shares issued(2)	5,873,309	2,013,805	9,702,976

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2015 was $6.52.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Stockholders' Equity (Continued)

Separation Adjustments Related to the Spin-Off of Navient

During 2015, we finalized the balances received as part of the Spin-Off transaction for the 2014 federal and state consolidated tax liability with Navient.  As a result, we recorded a $1.7 million adjustment to additional paid-in capital related to the 2014 tax returns.

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

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient are summarized below for the years ended December 31, 2014 and 2013. There were no transfers in the year ended December 31, 2015.

	Years Ended December 31,
	2014	2013
Capital contributions:
Loan origination activities	$32,452	$124,722
Loan sales	45	35
Corporate overhead activities	21,216	62,031
Special cash contribution	472,718	—
Other	19,650	2,004
Total capital contributions	546,081	188,792
Dividend	—	(120,000)
Corporate push-down	4,977	3,093
Net change in income tax accounts	15,659	(134,219)
Net change in receivable/payable	(87,277)	(101,044)
Other	(31)	—
Total net transfers (to)/from the entity that is now a subsidiary of Navient	$479,409	$(163,378)

Capital Contributions

During the years ended December 31, 2014 and 2013, pre-Spin-Off SLM contributed capital to the Bank by funding loan origination activities, purchases of loans in excess of the loans’ fair values, providing corporate overhead functions and other activities.

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

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Numerator:
Net income attributable to SLM Corporation	$274,284	$194,219	$258,945
Preferred stock dividends	19,595	12,933	—
Net income attributable to SLM Corporation common stock	$254,689	$181,286	$258,945
Denominator:
Weighted average shares used to compute basic EPS	425,574	423,970	440,108
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	6,660	8,299	8,441
Weighted average shares used to compute diluted EPS	432,234	432,269	448,549

Basic earnings per common share attributable to SLM Corporation	$0.60	$0.43	$0.59

Diluted earnings per common share attributable to SLM Corporation	$0.59	$0.42	$0.58

__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2015, 2014 and 2013, securities covering approximately 2 million, 3 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2015, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (“ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2015, 29 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to our ESPP was approved by our shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Effect of Spin-Off on Equity Awards

In connection with the Spin-Off of Navient, we made certain adjustments to the exercise price and number of our stock-based compensation awards with the intention of preserving the intrinsic value of the outstanding awards held by Sallie Mae officers and employees prior to the Spin-Off. In general, holders of awards granted prior to 2014 received both Sallie Mae and Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-Spin-Off employer. Stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company at the time of the Spin-Off, in an effort to keep the value of the equity awards constant. Our performance stock units with vesting contingent upon performance were replaced with time-vesting restricted stock units. These adjustments were accounted for as modifications to the original awards. In general, the Sallie Mae and Navient awards are subject to substantially the same terms and conditions as the original pre-Spin-Off SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in approximately $0.1 million of incremental expense related to fully-vested stock option awards and was expensed immediately and $0.6 million of incremental compensation expense related to unvested restricted stock and restricted stock units which will be recorded over the remaining vesting period of the equity awards.
Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was $21.6 million, $25.0 million and $15.7 million, respectively. As of December 31, 2015, there was $14.4 million of total unrecognized compensation expense related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.8 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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

There were no options granted in the year ended December 31, 2015. The fair values of the options granted in the years ended December 31, 2014 and 2013 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2014	2013
Risk-free interest rate	0.76%	0.65%
Expected volatility	26%	31%
Expected dividend rate	2.48%	3.35%
Expected life of the option	2.9 years	2.8 years
Weighted average fair value of options granted	$3.48	$3.11
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

The following table summarizes stock option activity for the year ended December 31, 2015.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	16,155,119	$9.91
Granted	—	—
Exercised(2)(3)	(2,709,554)	4.76
Canceled	(1,534,589)	17.69
Outstanding at December 31, 2015(4)	11,910,976	$10.08	2.4	$10,214
Exercisable at December 31, 2015	10,599,378	$7.49	2.4	$10,137

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2015 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2015.

(2)	The total intrinsic value of options exercised was $13.7 million, $11.4 million, and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
No cash was received from option exercises for the year ended December 31, 2015. The actual tax benefit realized for the tax deductions from option exercises totaled $3.7 million for the year ended December 31, 2015.

(4)	For net-settled options, gross number is reflected.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

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

The following table summarizes restricted stock activity for the year ended December 31, 2015.

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	54,968	$9.12
Granted	86,174	8.94
Vested(1)	(54,968)	8.19
Canceled	—	—
Non-vested at December 31, 2015(2)	86,174	$8.94

(1)	The total fair value of shares that vested during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.4 million and $0.6 million, respectively.

(2)
As of December 31, 2015, there was $0.4 million of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.5 years.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes RSU and PSU activity for the year ended December 31, 2015.

(Amounts in thousands, except per share data)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	6,279,743	$10.95
Granted	2,466,593	9.45
Vested and converted to common stock(1)	(2,796,739)	6.78
Canceled	(109,209)	8.57
Outstanding at December 31, 2015(2)	5,840,388	$8.52

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2015, 2014 and 2013 was $18.9 million, $12.6 million and $6.4 million, respectively.

(2)
As of December 31, 2015, there was $13.8 million of unrecognized compensation cost related to RSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan
In the third quarter of 2014, we resumed offering the opportunity for employees to enroll in our ESPP. Employees may purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 (whole dollars). The purchase price for each offering is determined at the beginning of the offering period on August 1.

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
(Dollars per share)	2015	2014	2013
Risk-free interest rate	0.33%	0.13%	0.15%
Expected volatility	27%	25%	29%
Expected dividend rate	—%	—%	3.51%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$1.74	$1.66	$2.95
The expected volatility is based on implied volatility from publicly traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life. The dividend yield is zero, as we have not paid dividends nor do we anticipate paying dividends on our common stock in 2016.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2015, there was $0.2 million of unrecognized compensation cost related to the ESPP net of estimated forfeitures, which is expected to be recognized by July 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

During the year ended December 31, 2015, plan participants purchased 163,136 shares of our common stock. As our ESPP resumed in late 2014, no shares were purchased for the year ended December 31, 2014. During the year ended December 31, 2013, plan participants purchased 47,176 shares of our common stock.

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$195,391	$—	$195,391	$—	$168,934	$—	$168,934
Derivative instruments	—	15,314	—	15,314	—	5,238	—	5,238
Total	$—	$210,705	$—	$210,705	$—	$174,172	$—	$174,172

Liabilities
Derivative instruments	$—	$(30,497)	$—	$(30,497)	$—	$(28,688)	$—	$(28,688)
Total	$—	$(30,497)	$—	$(30,497)	$—	$(28,688)	$—	$(28,688)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2015			December 31, 2014
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$12,343,726	$11,630,591	$713,135	$10,228,399	$9,509,786	$718,613
Cash and cash equivalents	2,416,219	2,416,219	—	2,359,780	2,359,780	—
Available for sale investments	195,391	195,391	—	168,934	168,934	—
Accrued interest receivable	564,496	564,496	—	469,697	469,697	—
Tax indemnification receivable	186,076	186,076	—	240,311	240,311	—
Derivative instruments	15,314	15,314	—	5,238	5,238	—
Total earning assets	$15,721,222	$15,008,087	$713,135	$13,472,359	$12,753,746	$718,613
Interest-bearing liabilities
Money-market and savings accounts	$5,556,254	$5,556,254	$—	$5,231,736	$5,231,736	$—
Certificates of deposit	5,928,450	5,931,453	3,003	5,313,645	5,308,818	(4,827)
Short-term borrowings	500,175	500,175	—	—	—	—
Long-term borrowings	567,468	579,101	11,633	—	—	—
Accrued interest payable	16,385	16,385	—	16,082	16,082	—
Derivative instruments	30,497	30,497	—	28,688	28,688	—
Total interest-bearing liabilities	$12,599,229	$12,613,865	14,636	$10,590,151	$10,585,324	$(4,827)

Excess of net asset fair value over carrying value			$727,771			$713,786

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.
Investments
Investments are classified as available-for-sale and are carried at fair value in the consolidated financial statements. Investments in mortgage-backed securities are valued using observable market prices of similar assets. As such, these are level 2 valuations.

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
Money Market and Savings Accounts
The fair value of money market and savings accounts equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
Certificates of Deposit
The fair value of CDs are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities. These are level 2 valuations.
Accrued Interest Payable
Accrued interest payable is carried at cost. The carrying value approximates fair value due to its short-term nature. This is a level 1 valuation.
Borrowings
Borrowings are accounted for at cost in the consolidated financial statements. The carrying value of short-term borrowings approximated fair value for disclosure purposes, due to the short-term nature of those borrowings. This is a level 1 valuation. The fair value of long-term borrowings is estimated using current market prices. This is a level 2 valuation.
Derivatives
All derivatives are accounted for at fair value in the consolidated financial statements. The fair value of derivative financial instruments was determined by a standard derivative pricing and option model using the stated terms of the contracts and observable market inputs. It is our policy to compare the derivative fair values to those received from our counterparties in order to evaluate the model’s outputs.
When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. When the counterparty has exposure to us under derivative contracts with the Company, we fully collateralize the exposure (subject to certain thresholds).
Interest rate swaps are valued using a standard derivative cash flow model with a LIBOR swap yield curve, which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy.

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

We continue to have exposure to risks related to Navient’s creditworthiness. If we are unable to obtain indemnification payments from Navient, our results of operations and financial condition could be materially and adversely affected.

Pursuant to the terms of the Spin-Off and applicable law, Navient assumed responsibility for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following ongoing activities:

•
the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third-parties;

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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient and, to date, Navient has acknowledged and accepted substantially all claims that we have submitted. Nonetheless, if for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and financial condition could be materially and adversely affected over time.

Transition Services

During a transition period, Navient and its affiliates provided the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. On October 13, 2014, we transitioned the Private Education Loan servicing to our own platform. In the second quarter of 2015, we completed the build-out of our operational infrastructure to independently originate Private Education Loans. It is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans that are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2015, is $170 million. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-Off. At December 31, 2015, we have recorded a receivable of $16 million related to this indemnification.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
Separate and apart from Navient's direct responsibility for its own actions and those of its subsidiaries, Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient prior to the third anniversary date of the Spin-Off, April 30, 2017. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”). The FDIC Consent Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Arrangements with Navient Corporation (Continued)

Justice (the “DOJ”) regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). The DOJ Consent Order (the "DOJ Consent Order") was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

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

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase Split Loans (at fair value) for which the borrower also has a separate lending relationship with Navient when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2015, we held approximately $89 million of Split Loans.

During the year ended December 31, 2015, the Bank separately sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income. During the year ended December 31, 2014, the Bank separately sold loans to the Purchasers in the amount of $804.7 million in principal and $5.7 million in accrued interest income. During the year ended December 31, 2013, the Bank sold loans to the Purchasers in the amount of $2,415.8 million in principal and $67.0 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2015. The gain resulting from loans sold to the Purchasers was $35.8 million and $196.6 million in the years ended December 31, 2014 and 2013, respectively. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $7.6 million, $53.5 million and $68.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. Navient is the servicer for all of these loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Regulatory Capital (Continued)

17. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Under the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

As of January 1, 2015, the Bank was required to report regulatory capital and ratios in accordance with U.S. Basel III. Among other things, U.S. Basel III establishes Common Equity Tier 1 as a new tier of capital, modifies methods for calculating risk-weighted assets, introduces a new capital conservation buffer, and revises the capital thresholds of the prompt corrective action framework, including the “well capitalized” standard. The Bank’s regulatory capital reported as of December 31, 2014 was calculated according to the regulatory capital framework in effect at that date.

“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. To qualify as “well capitalized,” the Bank must maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. The following capital amounts and ratios are based upon the Bank's assets.

	Actual		"Well Capitalized" Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

As of December 31, 2014:
Tier 1 Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%
Tier 1 Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2013, the Bank paid dividends of $120.0 million to an entity that is now a subsidiary of Navient. For the foreseeable future, we expect the Bank to only pay

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Regulatory Capital (Continued)

dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.

18. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, effective January 2013, and after one year of service prior to that time, up to 3 percent of contributions are matched 100 percent with the next 2 percent matched at 50 percent for eligible employees. After one month of service, eligible employees receive a 1 percent core employer contribution.  For the years ended December 31, 2015, 2014 and 2013, we contributed $3.8 million, $3.1 million and $2.8 million, respectively, to this plan.

19. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2015, we had $1.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At December 31, 2015, we had a $2 million reserve recorded in "Other Liabilities" to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

Regulatory Matters
At the time of this filing, the Bank remains subject to the FDIC Consent Order. On May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
Under the terms of the Separation and Distribution Agreement between the Company and Navient, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Consent Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
As required by the FDIC Consent Order and the DOJ Consent Order, the Bank has implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. The FDIC Consent Order also requires the Bank to have its current compliance with consumer protection regulations and its compliance management system audited by independent qualified audit personnel. The Bank is focused on sustaining timely and comprehensive remediation of each item contained in the orders and on further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorney generals have provided the Bank identical CIDs and others have become involved in the inquiry over time. To the extent requested, we have been cooperating fully with the CFPB and the attorney generals but are not in a position

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Commitments, Contingencies and Guarantees (Continued)

at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries, Navient is leading the response to this investigation and has accepted responsibility for all costs, expenses, losses or remediation that may arise from this investigation.
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
Based on current knowledge, management does not believe there are loss contingencies, if any, arising from pending investigations, litigation or regulatory matters for which reserves should be established.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0	2.9	2.6
Impact of state rate change on net deferred tax liabilities, net of federal benefit	0.5	4.4	—
State, valuation allowance adjustments on net operating losses	(0.2)	(4.0)	—
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(0.5)	4.8	—
Other, net	(0.3)	(1.2)	0.6
Effective tax rate	37.5%	41.9%	38.2%

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2015, 2014 and 2013.
Income tax expense consists of:

	December 31,
	2015	2014	2013
Current provision:
Federal	$215,950	$137,573	$130,854
State	26,057	43,282	13,513
Total current provision	242,007	180,855	144,367
Deferred (benefit)/provision:
Federal	(69,546)	(40,370)	13,240
State	(7,681)	(518)	1,327
Total deferred (benefit)/provision	(77,227)	(40,888)	14,567
Provision for income tax expense	$164,780	$139,967	$158,934

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2015	2014
Deferred tax assets:
Loan reserves	$45,082	$33,570
Stock-based compensation plans	16,939	16,342
Deferred revenue	209	418
Operating loss and credit carryovers	16,106	14,324
Unrealized losses	9,949	7,185
Accrued expenses not currently deductible	10,696	10,606
Unrecorded tax benefits	15,251	19,798
Other	9,871	8,918
Total deferred tax assets	124,103	111,161
Deferred tax liabilities:
Gains on repurchased debt	190,936	251,671
Fixed assets	6,237	5,849
Acquired intangible assets	6,724	6,151
Student loan premiums and discounts, net	—	3,050
Other	1,794	2,656
Total deferred tax liabilities	205,691	269,377
Net deferred tax (liabilities) assets	$(81,588)	$(158,216)
Included in operating loss carryovers is a valuation allowance of $83.7 million as of December 31, 2015, against a portion of our state net operating loss carryovers that management believes is more likely than not will expire prior to being realized. As of December 31, 2015, we have apportioned state net operating loss carryforwards of $25.6 million which begin to expire in 2029.
Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2015	2014	2013
Unrecognized tax benefits at beginning of year	$59,405	$7,344	$3,951
Increases resulting from tax positions taken during a prior period	3,456	45,184	574
Decreases resulting from tax positions taken during a prior period	(10,121)	—	—
Increases resulting from tax positions taken during the current period	3,447	7,713	2,819
Decreases related to settlements with taxing authorities	(7,481)	(236)	—
Reductions related to the lapse of statute of limitations	(1,597)	(600)	—
Unrecognized tax benefits at end of year	$47,109	$59,405	$7,344

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

As of December 31, 2015, the gross unrecognized tax benefits are $47.1 million. Included in the $47.1 million are $25.2 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies - Income Taxes,” for additional details.

Tax related interest expense is reported as a component of income tax expense. As of December 31, 2015 and 2014, the total amount of income tax-related accrued interest, net of related benefit, recognized in the consolidated balance sheets was $7.0 million and $5.9 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $1.4 million, $2.3 million and $0.1 million, respectively.
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
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs strengthens, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the Direct Student Loan Program ("DSLP"), poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.

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

Parent Only Condensed Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$282,036	$434,245
Total investments in subsidiaries (primarily Sallie Mae Bank)	1,810,567	1,389,995
Tax indemnification receivable	186,076	240,311
Due from subsidiaries, net	21,396	32,408
Other assets	1,352	1,943
Total assets	$2,301,427	$2,098,902

Liabilities and Equity
Liabilities
Income taxes payable, net	$189,215	$245,782
Payable due to Navient	1,990	8,764
Other liabilities	13,899	14,398
Total liabilities	$205,104	268,944

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 430.7 million and 424.8 million shares issued, respectively	86,136	84,961
Additional paid-in capital	1,135,860	1,090,511
Accumulated other comprehensive loss (net of tax benefit of $9,949 and $7,186, respectively	(16,059)	(11,393)
Retained earnings	366,609	113,066
Total SLM Corporation stockholders' equity before treasury stock	2,137,546	1,842,145
Less: common stock held in treasury at cost: 4.4 million and 1.4 million shares, respectively	(41,223)	(12,187)
Total equity	2,096,323	1,829,958
Total liabilities and equity	$2,301,427	$2,098,902

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2015	2014	2013

Interest income	$6,414	$4,980	$—
Interest expense	—	—	—
Net interest income	6,414	4,980	—

Other (loss) income	(239)	1,097	—

Operating expenses	36,141	36,967	3,556

Loss before income tax expense (benefit) and equity in net income from subsidiaries	(29,966)	(30,890)	(3,556)
Income tax (benefit) expense	(8,612)	(13,196)	133,121
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	295,638	211,479	394,270
Net income	274,284	193,785	257,593
Preferred stock dividends	19,595	12,933	—
Net income attributable to common stock	$254,689	$180,852	$257,593

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$274,284	$193,785	$257,593
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings of subsidiaries	(295,638)	(211,479)	(394,270)
Interest income on tax indemnification receivable	(5,398)	(5,904)	—
(Increase) decrease in investment in subsidiaries, net	(103,602)	278,365	136,677
Decrease in tax indemnification receivable	59,633	44,724	—
Decrease (increase) in due from subsidiaries, net	11,012	(32,408)	—
Increase in other assets	(14,366)	(5,447)	—
Decrease in income taxes payable, net	(54,907)	(312,770)	—
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(6,774)	8,764	—
Increase in other liabilities	1,402	14,398	—
Total adjustments	(408,638)	(221,757)	(257,593)
Net cash used in operating activities	(134,354)	(27,972)	—

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Special cash contribution from Navient	—	472,718	—
Excess tax benefit from exercise of stock-based awards	1,740	2,432	—
Preferred stock dividends paid	(19,595)	(12,933)	—
Net cash (used in) provided by financing activities	(17,855)	462,217	—
Net (decrease) increase in cash and cash equivalents	(152,209)	434,245	—
Cash and cash equivalents at beginning of year	434,245	—	—
Cash and cash equivalents at end of year	$282,036	$434,245	$—

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Selected Quarterly Financial Information (unaudited)

	2015
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$170,954	$168,257	$175,442	$187,846
Less: provisions for credit losses	16,618	15,558	27,497	30,382
Net interest income after provisions for credit losses	154,336	152,699	147,945	157,464
Gains on sales of loans, net	—	76,874	—	58,484
Gains (losses) on derivative and hedging activities, net	3,292	1,602	(547)	953
Other income	8,007	10,912	10,455	12,561
Operating expenses	81,187	89,799	92,864	85,245
Acquired intangible asset impairment and amortization expense	370	370	370	370
Restructuring and other reorganization expenses	4,657	744	910	(913)
Income tax expense	31,722	60,158	17,985	54,915
Net income attributable to SLM Corporation	47,699	91,016	45,724	89,845
Preferred stock dividends	4,823	4,870	4,913	4,989
Net income attributable to SLM Corporation common stock	$42,876	$86,146	$40,811	$84,856
Basic earnings per common share attributable to SLM Corporation	$0.10	$0.20	$0.10	$0.20
Diluted earnings per common share attributable to SLM Corporation	$0.10	$0.20	$0.09	$0.20

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23.	Selected Quarterly Financial Information (unaudited) (Continued)

	2014
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$139,238	$144,539	$144,026	$150,676
Less: provisions for credit losses	39,159	1,014	14,898	30,458
Net interest income after provisions for credit losses	100,079	143,525	129,128	120,218
Gains on sales of loans, net	33,888	1,928	85,147	396
(Losses) gains on derivative and hedging activities, net	(764)	(9,458)	5,401	825
Other income	8,136	15,229	5,461	11,095
Operating expenses	63,671	60,479	72,079	78,724
Acquired intangible asset impairment and amortization expense	1,767	1,156	1,150	(855)
Restructuring and other reorganization expenses	229	13,520	14,079	10,483
Income tax expense	28,658	31,941	54,903	24,465
Net income	47,014	44,128	82,926	19,717
Less: net loss attributable to noncontrolling interest	(434)	—	—	—
Net income attributable to SLM Corporation	47,448	44,128	82,926	19,717
Preferred stock dividends	—	3,228	4,850	4,855
Net income attributable to SLM Corporation common stock	$47,448	$40,900	$78,076	$14,862
Basic earnings per common share attributable to SLM Corporation	$0.11	$0.1	$0.18	$0.04
Diluted earnings per common share attributable to SLM Corporation	$0.11	$0.09	$0.18	$0.03

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

24. Subsequent Event

On February 25, 2016, we amended and extended the maturity of the ABCP Facility, discussed in Note 9, “Borrowings.”  The amended ABCP Facility is a $750.0 million ABCP Facility, under which the full $750.0 million is available for us to draw. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3 month LIBOR plus 1.00 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018 (or earlier, if certain material adverse events occur).