Form 10-Q
period 2016-03-31
SLM CORP
filed 2016-04-20
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2016
Common Stock, $0.20 par value	427,915,514 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$938,480	$2,416,219
Available-for-sale investments at fair value (cost of $201,585 and $196,402, respectively)	203,597	195,391
Loans held for investment (net of allowance for losses of $126,249 and $112,507, respectively)	13,108,425	11,630,591
Restricted cash and investments	24,612	27,980
Other interest-earning assets	58,451	54,845
Accrued interest receivable	650,813	564,496
Premises and equipment, net	81,261	81,273
Acquired intangible assets, net	1,485	1,745
Tax indemnification receivable	187,156	186,076
Other assets	70,493	55,482
Total assets	$15,324,773	$15,214,098

Liabilities
Deposits	$11,543,355	$11,487,707
Short-term borrowings	526,500	500,175
Long-term borrowings	558,513	579,101
Income taxes payable, net	142,410	166,662
Upromise related liabilities	263,899	275,384
Other liabilities	146,171	108,746
Total liabilities	13,180,848	13,117,775

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 433.4 million and 430.7 million shares issued, respectively	86,684	86,136
Additional paid-in capital	1,142,502	1,135,860
Accumulated other comprehensive loss (net of tax benefit of $18,089 and $9,949, respectively)	(29,269)	(16,059)
Retained earnings	426,986	366,609
Total SLM Corporation stockholders' equity before treasury stock	2,191,903	2,137,546
Less: Common stock held in treasury at cost: 5.5 million and 4.4 million shares, respectively	(47,978)	(41,223)
Total equity	2,143,925	2,096,323
Total liabilities and equity	$15,324,773	$15,214,098

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans	$245,230	$197,856
Investments	2,591	2,720
Cash and cash equivalents	1,634	780
Total interest income	249,455	201,356
Interest expense:
Deposits	34,012	29,570
Interest expense on short-term borrowings	2,163	832
Interest expense on long-term borrowings	3,415	—
Other interest expense	2	—
Total interest expense	39,592	30,402
Net interest income	209,863	170,954
Less: provisions for credit losses	32,602	16,618
Net interest income after provisions for credit losses	177,261	154,336
Non-interest income:
(Losses) gains on derivatives and hedging activities, net	(354)	3,292
Other	21,028	8,007
Total non-interest income	20,674	11,299
Expenses:
Compensation and benefits	50,209	41,203
Other operating expenses	42,676	39,984
Total operating expenses	92,885	81,187
Acquired intangible asset amortization expense	260	370
Restructuring and other reorganization expenses	—	4,657
Total expenses	93,145	86,214
Income before income tax expense	104,790	79,421
Income tax expense	38,875	31,722
Net income attributable to SLM Corporation	65,915	47,699
Preferred stock dividends	5,139	4,823
Net income attributable to SLM Corporation common stock	$60,776	$42,876
Basic earnings per common share attributable to SLM Corporation	$0.14	$0.10
Average common shares outstanding	427,111	424,428
Diluted earnings per common share attributable to SLM Corporation	$0.14	$0.10
Average common and common equivalent shares outstanding	430,903	432,302

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to SLM Corporation	$65,915	$47,699
Other comprehensive income (loss):
Unrealized gains on investments	3,024	673
Unrealized losses on cash flow hedges	(24,374)	(15,689)
Total unrealized losses	(21,350)	(15,016)
Income tax benefit	8,140	5,825
Other comprehensive loss, net of tax benefit	(13,210)	(9,191)
Total comprehensive income attributable to SLM Corporation	$52,705	$38,508

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	47,699	—	47,699
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(9,191)	—	—	(9,191)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	38,508
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(1,948)	—	(1,948)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,118	—	(1,118)		—
Issuance of common shares	—	3,130,839	—	3,130,839	—	626	4,050	—	—	—	4,676
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	4,596	—	—	—	4,596
Stock-based compensation expense	—	—	—	—	—	—	6,140	—	—	—	6,140
Shares repurchased related to employee stock-based compensation plans	—	—	(1,389,096)	(1,389,096)	—	—	—	—	—	(13,142)	(13,142)
Balance at March 31, 2015	7,300,000	427,934,964	(2,754,373)	425,180,591	$565,000	$85,587	$1,106,415	$(20,584)	$154,824	$(25,329)	$1,865,913

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	65,915	—	65,915
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,210)	—	—	(13,210)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	52,705
Cash dividends:
Preferred Stock, series A ($0.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, series B ($0.56 per share)	—	—	—	—	—	—	—	—	(2,264)	—	(2,264)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	399	—	(399)	—	—
Issuance of common shares	—	2,740,979		2,740,979	—	548	2,159	—	—	—	2,707
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(2,132)	—	—	—	(2,132)
Stock-based compensation expense	—	—	—	—	—	—	6,216	—	—	—	6,216
Shares repurchased related to employee stock-based compensation plans	—	—	(1,128,709)	(1,128,709)	—	—	—	—	—	(6,755)	(6,755)
Balance at March 31, 2016	7,300,000	433,418,413	(5,502,899)	427,915,514	$565,000	$86,684	$1,142,502	$(29,269)	$426,986	$(47,978)	$2,143,925

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$65,915	$47,699
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	32,602	16,618
Income tax expense	38,875	31,722
Amortization of brokered deposit placement fee	2,615	2,695
Amortization of ABCP Facility upfront fee	122	—
Amortization of deferred loan origination costs and fees, net	1,223	641
Net amortization of discount on investments	342	324
Interest income on tax indemnification receivable	(1,080)	(1,754)
Depreciation of premises and equipment	2,104	1,659
Amortization of acquired intangibles	260	370
Stock-based compensation expense	6,216	6,140
Unrealized (gains)/losses on derivative and hedging activities, net	832	(2,417)
Other adjustments to net income, net	250	—
Changes in operating assets and liabilities:
Net decrease in loans held for sale	—	55
Origination of loans held for sale	—	(55)
Increase in accrued interest receivable	(147,257)	(121,815)
Decrease in restricted cash and investments - other	6,778	1,046
(Increase) decrease in other interest-earning assets	(3,606)	13,854
Decrease in tax indemnification receivable	—	14,908
Increase in other assets	(11,391)	(2,079)
Decrease in income tax payable, net	(54,987)	(23,049)
Increase in accrued interest payable	9,079	6,541
Increase (decrease) in payable due to entity that is a subsidiary of Navient	1,169	(1,655)
Increase (decrease) in other liabilities	2,159	(10,629)
Total adjustments	(113,695)	(66,880)
Total net cash used in operating activities	(47,780)	(19,181)
Investing activities
Loans acquired and originated	(1,806,583)	(1,663,149)
Net proceeds from sales of loans held for investment	3,365	6,387
Proceeds from claim payments	18,528	46,442
Net decrease (increase) in loans held for investment	332,414	243,990
Increase in restricted cash and investments - variable interest entities	(3,410)	—
Purchases of available-for-sale securities	(12,090)	(8,178)
Proceeds from sales and maturities of available-for-sale securities	6,566	6,630
Total net cash used in investing activities	(1,461,210)	(1,367,878)
Financing activities
Brokered deposit placement fee	(2,759)	—
Net decrease in certificates of deposit	(209,411)	(74,457)
Net increase (decrease) increase in other deposits	245,893	(22,415)
Borrowings collateralized by loans in securitization trusts - repaid	(20,276)	—
Borrowings under ABCP facility	26,325	—
Fees paid on ABCP facility	(1,250)	—
Excess tax (expense) benefit from the exercise of stock-based awards	(2,132)	4,596

Preferred stock dividends paid	(5,139)	(4,823)
Net cash provided by (used in) financing activities	31,251	(97,099)
Net decrease in cash and cash equivalents	(1,477,739)	(1,484,158)
Cash and cash equivalents at beginning of period	2,416,219	2,359,780
Cash and cash equivalents at end of period	$938,480	$875,622
Cash disbursements made for:
Interest	$32,766	$25,368
Income taxes paid	$56,077	$17,811
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
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
Recently Issued but Not Yet Adopted Accounting Pronouncements
On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.
On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of March 31, 2016, 81 percent of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	March 31,	December 31,
	2016	2015
Private Education Loans	$12,111,870	$10,596,437
Deferred origination costs	31,772	27,884
Allowance for loan losses	(122,620)	(108,816)
Total Private Education Loans, net	12,021,022	10,515,505

FFELP Loans	1,088,026	1,115,663
Unamortized acquisition costs, net	3,006	3,114
Allowance for loan losses	(3,629)	(3,691)
Total FFELP Loans, net	1,087,403	1,115,086

Loans held for investment, net	$13,108,425	$11,630,591

The estimated weighted average life of education loans in our portfolio was approximately 6.2 years at both March 31, 2016 and December 31, 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of education loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2016		2015
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$11,817,708	8.03%	$9,454,579	8.07%
FFELP Loans	1,103,253	3.42	1,234,682	3.19
Total portfolio	$12,920,961		$10,689,261

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,691	$108,816	$112,507
Total provision	321	33,839	34,160
Net charge-offs:
Charge-offs	(383)	(19,004)	(19,387)
Recoveries	—	1,044	1,044
Net charge-offs	(383)	(17,960)	(18,343)
Loan sales(1)	—	(2,075)	(2,075)
Ending Balance	$3,629	$122,620	$126,249
Allowance:
Ending balance: individually evaluated for impairment	$—	$49,212	$49,212
Ending balance: collectively evaluated for impairment	$3,629	$73,408	$77,037
Loans:
Ending balance: individually evaluated for impairment	$—	$318,094	$318,094
Ending balance: collectively evaluated for impairment	$1,088,026	$11,793,776	$12,881,802
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.19%	0.95%
Allowance as a percentage of the ending total loan balance	0.33%	1.01%
Allowance as a percentage of the ending loans in repayment(2)	0.45%	1.56%
Allowance coverage of net charge-offs (annualized)	2.37	1.71
Ending total loans, gross	$1,088,026	$12,111,870
Average loans in repayment(2)	$804,690	$7,534,234
Ending loans in repayment(2)	$803,378	$7,843,076

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
(2) Loans in repayment include loans on which borrowers making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 22 percent and 23 percent of the loans granted forbearance as of March 31, 2016 and December 31, 2015, respectively, have been classified as TDRs due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2015 Form 10-K.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment, and continue to accrue interest on those loans through the date of claim.
At March 31, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2016
TDR Loans	$322,744	$318,094	$49,212

December 31, 2015
TDR Loans	$269,628	$265,831	$43,480

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$297,315	$5,583	$88,120	$2,396

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of TDR loans.

	March 31,		December 31,
	2016		2015
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$10,738		$6,869
TDR loans in forbearance(2)	42,699		43,756
TDR loans in repayment(3) and percentage of each status:
Loans current	232,720	88.0%	185,936	86.4%
Loans delinquent 31-60 days(4)	13,610	5.1	14,948	6.9
Loans delinquent 61-90 days(4)	11,109	4.2	9,239	4.3
Loans delinquent greater than 90 days(4)	7,218	2.7	5,083	2.4
Total TDR loans in repayment	264,657	100.0%	215,206	100.0%
Total TDR loans, gross	$318,094		$265,831
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

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$61,006	$4,968	$25,671	$122,120	$930	$4,785

_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	March 31, 2016		December 31, 2015
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$10,914,736	90%	$9,515,136	90%
Without cosigner	1,197,134	10	1,081,301	10
Total	$12,111,870	100%	$10,596,437	100%

FICO at Origination:
Less than 670	$781,804	6%	$700,779	7%
670-699	1,768,651	15	1,554,959	15
700-749	3,909,444	32	3,403,823	32
Greater than or equal to 750	5,651,971	47	4,936,876	46
Total	$12,111,870	100%	$10,596,437	100%

Seasoning(2):
1-12 payments	$3,664,441	30%	$3,059,901	29%
13-24 payments	2,255,999	19	2,096,412	20
25-36 payments	1,171,202	10	1,084,818	10
37-48 payments	549,855	4	513,125	5
More than 48 payments	443,041	4	414,217	4
Not yet in repayment	4,027,332	33	3,427,964	32
Total	$12,111,870	100%	$10,596,437	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

	Private Education Loans
	March 31,		December 31,
	2016		2015
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,027,332		$3,427,964
Loans in forbearance(2)	241,462		241,207
Loans in repayment and percentage of each status:
Loans current	7,678,446	97.9%	6,773,095	97.8%
Loans delinquent 31-60 days(3)	78,242	1.0	91,129	1.3
Loans delinquent 61-90 days(3)	56,906	0.7	42,048	0.6
Loans delinquent greater than 90 days(3)	29,482	0.4	20,994	0.3
Total Private Education Loans in repayment	7,843,076	100.0%	6,927,266	100.0%
Total Private Education loans, gross	12,111,870		10,596,437
Private Education Loans deferred origination costs	31,772		27,884
Total Private Education Loans	12,143,642		10,624,321
Private Education Loans allowance for losses	(122,620)		(108,816)
Private Education Loans, net	$12,021,022		$10,515,505
Percentage of Private Education Loans in repayment		64.8%		65.4%
Delinquencies as a percentage of Private Education Loans in repayment		2.1%		2.2%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.0%		3.4%

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

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due Private Education Loan portfolio for all periods presented.

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

March 31, 2016	$619,226	$1,034	$3,074
December 31, 2015	$542,919	$791	$3,332

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Deposits - interest bearing	$11,542,392	$11,487,006
Deposits - non-interest bearing	963	701
Total deposits	$11,543,355	$11,487,707
Interest Bearing
Interest bearing deposits as of March 31, 2016 and December 31, 2015 consisted of non-maturity savings and money market deposits, brokered and retail certificates of deposit (“CDs”), and brokered money market deposits (“MMDAs”). Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended March 31, 2016 and 2015, respectively. Fees paid to third-party brokers related to these CDs were $2.8 million for the three months ended March 31, 2016. There were no such fees paid in the three months ended March 31, 2015.
Interest bearing deposits at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016		December 31, 2015
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,125,507	1.22%	$4,886,299	1.19%
Savings	679,511	0.82	669,254	0.82
Certificates of deposit	5,737,374	1.19	5,931,453	0.98
Deposits - interest bearing	$11,542,392		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2016 and December 31, 2015, there were $251.5 million and $709.9 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $24.6 million and $15.7 million at March 31, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $1.0 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our secured borrowings at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$558,513	$558,513	$—	$579,101	$579,101
ABCP Facility	526,500	—	526,500	500,175	—	500,175
Total	$526,500	$558,513	$1,085,013	$500,175	$579,101	$1,079,276

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On December 19, 2014, we closed on a $750.0 million ABCP Facility. We retained a 5 percent or $37.5 million participation interest in the ABCP Facility, resulting in $712.5 million of funds available for us to draw under the ABCP Facility. During 2015, we incurred financing costs under the ABCP Facility of approximately 0.40 percent on average on unused borrowing capacity and approximately 3 month LIBOR plus 0.80 percent on outstandings under the ABCP Facility.
On February 25, 2016, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750.0 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750.0 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3 month LIBOR plus 1.00 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018 (or earlier, if certain material adverse events occur). At March 31, 2016, $526.5 million was outstanding under the ABCP Facility. At March 31, 2016, $902.0 million of our Private Education Loans were encumbered to support outstandings under the ABCP Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The ABCP Facility's contractual maturity is two years from the date of inception or renewal (one year revolving period plus a one year amortization period); however, we classify advances under our ABCP Facility as short-term borrowings because it is our intention to repay those advances within one-year.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

Secured Financings at Issuance

Issue	Date Issued	Total Issued To Third Parties	Weighted Average Cost of Funds(1)	Weighted Average Life

Private Education:
2015-B	July 2015	$630,800	1 month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan amount securitized at inception of the above on-balance sheet term securitization		$745,580

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$558,513	$558,513	$671,603	$10,281	$46,305	$728,189
ABCP Facility	526,500	—	526,500	902,049	15,567	91,713	1,009,329
Total	$526,500	$558,513	$1,085,013	$1,573,652	$25,848	$138,018	$1,737,518
____
(1) Other assets primarily represents accrued interest receivable.

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
____
(1) Other assets primarily represents accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at March 31, 2016. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2016 and in the year ended December 31, 2015.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2016 and in the year ended December 31, 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged liabilities will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion of our risk management strategy.
Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held and/or plus collateral posted. When the fair value of a derivative contract less collateral held and/or plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held and/or plus collateral posted, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of March 31, 2016, $5.5 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2016 and December 31, 2015, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $60.0 million and $50.1 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2016 and December 31, 2015, and their impact on earnings and other comprehensive income for the three months ended March 31, 2016 and 2015. Please refer to Note 11, “Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2016	2015	2016	2015	2016	2015	2016	2015
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$50,782	$15,231	$1,225	$83	$52,007	$15,314
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(51,955)	(27,512)	(160)	(2,339)	(135)	(646)	(52,250)	(30,497)
Total net derivatives		$(51,955)	$(27,512)	$50,622	$12,892	$1,090	$(563)	$(243)	$(15,183)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Gross position(1)	$52,007	$15,314	$(52,250)	$(30,497)
Impact of master netting agreement	(14,205)	(9,278)	14,205	9,278
Derivative values with impact of master netting agreements (as carried on balance sheet)	37,802	6,036	(38,045)	(21,219)
Cash collateral (held) pledged	(19,692)	(1,070)	58,451	54,845
Net position	$18,110	$4,966	$20,406	$33,626
__________

(1)	Gross position amounts are exclusive of accrued interest.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Notional Values

Interest rate swaps	$1,106,847	$1,109,933	$3,808,016	$3,080,167	$1,215,900	$1,305,757	$6,130,763	$5,495,857

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended
	March 31,
	2016	2015

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$(2,416)	$427
Realized gains recorded in interest expense	7,258	7,491
Total	$4,842	$7,918

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$(278)	$(304)
Realized losses recorded in interest expense	(4,621)	(5,353)
Total	$(4,899)	$(5,657)

Trading
Interest rate swaps:
Interest reclassification	$688	$1,023
Change in fair value of future interest payments recorded in earnings	1,653	2,146
Total(1)	2,341	3,169
Total	$2,284	$5,430

________

(1)	Amounts included in “(losses) gains on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended
	March 31,
	2016	2015
Amount of loss recognized in other comprehensive income	$(28,995)	$(21,042)
Less: amount of loss reclassified in interest expense(1)	(4,621)	(5,353)
Total change in other comprehensive income for unrealized losses on derivatives, before income tax benefit	$(24,374)	$(15,689)
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $19.7 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $58.5 million and $54.8 million at March 31, 2016 and December 31, 2015, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders' Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2016	2015
Shares repurchased related to employee stock-based compensation plans(1)(2)	1,128,709	1,389,096
Average purchase price per share	$5.98	$9.46
Common shares issued(3)	2,740,979	3,130,839

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2016 was $6.36.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Numerator:
Net income attributable to SLM Corporation	$65,915	$47,699
Preferred stock dividends	5,139	4,823
Net income attributable to SLM Corporation common stock	$60,776	$42,876
Denominator:
Weighted average shares used to compute basic EPS	427,111	424,428
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	3,792	7,874
Weighted average shares used to compute diluted EPS	430,903	432,302

Basic earnings per common share attributable to SLM Corporation	$0.14	$0.10

Diluted earnings per common share attributable to SLM Corporation	$0.14	$0.10

         _________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended March 31, 2016 and 2015, securities covering approximately 6 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2015 Form 10-K.

During the three months ended March 31, 2016, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$203,597	$—	$203,597	$—	$195,391	$—	$195,391
Derivative instruments	—	52,007	—	52,007	—	15,314	—	15,314
Total	$—	$255,604	$—	$255,604	$—	$210,705	$—	$210,705

Liabilities
Derivative instruments	$—	$(52,250)	$—	$(52,250)	$—	$(30,497)	$—	$(30,497)
Total	$—	$(52,250)	$—	$(52,250)	$—	$(30,497)	$—	$(30,497)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2016			December 31, 2015
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$13,911,665	$13,108,425	$803,240	$12,343,726	$11,630,591	$713,135
Cash and cash equivalents	938,480	938,480	—	2,416,219	2,416,219	—
Available-for-sale investments	203,597	203,597	—	195,391	195,391	—
Accrued interest receivable	650,813	650,813	—	564,496	564,496	—
Tax indemnification receivable	187,156	187,156	—	186,076	186,076	—
Derivative instruments	52,007	52,007	—	15,314	15,314	—
Total earning assets	$15,943,718	$15,140,478	$803,240	$15,721,222	$15,008,087	$713,135
Interest-bearing liabilities
Money-market and savings accounts	$5,805,018	$5,805,018	$—	$5,556,254	$5,556,254	$—
Certificates of deposit	5,757,232	5,737,374	(19,858)	5,928,450	5,931,453	3,003
Short-term borrowings	526,500	526,500	—	500,175	500,175	—
Long-term borrowings	555,365	558,513	3,148	567,468	579,101	11,633
Accrued interest payable	25,464	25,464	—	16,385	16,385	—
Derivative instruments	52,250	52,250	—	30,497	30,497	—
Total interest-bearing liabilities	$12,721,829	$12,705,119	$(16,710)	$12,599,229	$12,613,865	$14,636

Excess of net asset fair value over carrying value			$786,530			$727,771

Please refer to Note 15, “Fair Value Measurements” in our 2015 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Arrangements with Navient Corporation

In connection with the separation of Navient Corporation (“Navient”) from SLM Corporation (the “Spin-Off”), we entered into a separation and distribution agreement and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2015 Form 10-K for a full discussion of these agreements.

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, Sallie Mae Bank, a Utah industrial bank subsidiary of the Company (the “Bank”), sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At March 31, 2016, we held approximately $82 million of Split Loans.

During the three months ended March 31, 2016, the Bank sold loans to the Purchasers in the amount of $5.5 million in principal and $0.1 million in accrued interest income. During the three months ended March 31, 2015, the Bank sold loans to the Purchasers in the amount of $8.7 million in principal and $0.2 million in accrued interest income.

There was no gain as a result of the loans sold to the Purchasers in the three months ended March 31, 2016 and March 31, 2015. Total write-downs to fair value for loans sold with a fair value lower than par totaled $2.1 million and $2.2 million in the three months ended March 31, 2016 and March 31, 2015, respectively. Navient is the servicer for all of these loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

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

	Actual		"Well Capitalized" Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of March 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,800,069	13.4%	$871,494	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,800,069	13.4%	$1,072,608	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,926,465	14.4%	$1,340,761	>	10.0%
Tier 1 Capital (to Average Assets)	$1,800,069	11.9%	$758,944	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2016 and March 31, 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees

Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2016, we had $429 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At March 31, 2016, we had a $0.1 million reserve recorded in "Other Liabilities" to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
Regulatory Matters
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”). On May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the “DOJ”) regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). The DOJ Consent Order (the “DOJ Consent Order”) was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
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
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”) by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general have provided the Bank identical CIDs and others have become involved in the inquiry over time. To the extent requested, we have been cooperating fully with the CFPB and the attorneys general but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries, Navient is leading the response to this investigation and has accepted responsibility for all costs, expenses, losses or remediation that may arise from this investigation.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Commitments, Contingencies and Guarantees (Continued)

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

The following information is current as of April 20, 2016 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (filed with the SEC on February 26, 2016) (the “2015 Form 10-K”), and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms used in this report not defined herein can be found in the 2015 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s 2015 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third-parties, including counterparties to the Company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings; failures or breaches of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on the Company’s business; risks associated with restructuring initiatives; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of the Company’s customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of the Company’s earning assets versus the Company’s funding arrangements; rates of prepayment on the loans that the Company makes; changes in general economic conditions and the Company’s ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - 'Core Earnings' ” in this Form 10-Q for the quarter ended March 31, 2016 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2016	2015

Net income attributable to SLM Corporation common stock	$60,776	$42,876
Diluted earnings per common share attributable to SLM Corporation	$0.14	$0.10
Weighted average shares used to compute diluted earnings per share	430,903	432,302
Return on assets	1.7%	1.5%
Operating efficiency ratio(1)	40.4%	44.7%

Other Operating Statistics
Ending Private Education Loans, net	$12,021,022	$9,701,152
Ending FFELP Loans, net	1,087,403	1,207,862
Ending total education loans, net	$13,108,425	$10,909,014

Average education loans	$12,920,961	$10,689,261

(1) Our efficiency ratio is calculated as total expense, excluding restructuring and other reorganization expenses, divided by net interest income (before provisions for credit losses) and other income, excluding gains on sales of loans, net.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2016.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

2016 Management Objectives
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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2016 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to continue to increase originations through this effort. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. In 2016, we expect to introduce a Private Education Loan product permitting parents to borrow and fund their children's education without a student co-borrower (“Parent Loans”). As our business, capital and balance sheet continue to grow, we also expect to be able to achieve our annual Private Education Loan origination targets for the year without having to sell loans to third-parties. Originations were 8.5 percent higher in the first three months of 2016 compared with the year-ago period. The average FICO scores at origination and the cosigner rates for originations in the three months ended March 31, 2016 were 748 and 90.1 percent, compared with 749 and 90.1 percent in the three months ended March 31, 2015, respectively.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of March 31, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 13.4 percent, a Tier 1 risk-based capital ratio of 13.4 percent, a Total risk-based capital ratio of 14.4 percent and a Tier 1 leverage ratio of 11.9 percent, all exceeding the current regulatory guidelines for "well capitalized" institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2016 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans).
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

•	Procedures followed and technology used by our customer service agents;

•	Online functionality available to our customers;

•	Communications to our customers to increase awareness and satisfaction; and

•	All servicing will be conducted by in-house Sallie Mae associates.
We continue to expand our customer feedback process and gain insights from key points in the customer's experience.

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
We continue to make progress on embedding the Enterprise Risk Management disciplines, including the risk and control self-assessment, model risk management and supporting the upcoming DFAST submission.
Successfully Launch One or More Complementary New Products to Increase Level of Engagement With Customers.
In 2015, our management team began to consider expanding the suite of products we provide to customers.  Given our limited time and experience with our new originations platform and servicing capabilities, we prioritized opportunities to focus first on those that can leverage our core competencies and capabilities, rather than require the development or acquisition of new or alternative ones. For example, in the first quarter of 2016, we leveraged our experience with our Smart Option Student Loan products by launching a Parent Loan program designed for parents who wish to separately finance their children’s education, rather than cosign loans with their children. We believe there is a market for this product that is separate from the Smart Option Student Loan market, and we believe our product will be a competitive alternative to PLUS loans being offered by the Department of Education. This product complements our portfolio of Private Education Loan offerings, but is not expected to have a material impact on 2016 earnings.
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
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio. Our efficiency ratio will be calculated by dividing our total expenses, excluding restructuring costs and other reorganization expenses, by net interest income (before provision for credit losses) and other income, excluding gains on sales of loans, net. This ratio was 40.4 percent for the first three months of 2016, compared with 44.7 percent for the first three months of 2015. The large improvement in the efficiency ratio in the first quarter of 2016 was partially due to the one-time $10 million change in reserve estimates related to our Upromise rewards business. We expect this ratio to decline steadily from the full-year 2015 efficiency ratio of 46.8 percent over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%
Interest income:
Loans	$245	$198	$47	24%
Investments	3	2	1	50
Cash and cash equivalents	2	1	1	100
Total interest income	250	201	49	24
Total interest expense	40	30	10	33
Net interest income	210	171	39	23
Less: provisions for credit losses	33	17	16	94
Net interest income after provisions for credit losses	177	154	23	15
Non-interest income:
(Losses) gains on derivatives and hedging activities, net	—	3	(3)	(100)
Other income	21	8	13	163
Total non-interest income	21	11	10	91
Expenses:
Operating expenses	93	81	12	15
Acquired intangible asset amortization expense	—	—	—	—
Restructuring and other reorganization expenses	—	5	(5)	(100)
Total expenses	93	86	7	8

Income before income tax expense	105	79	26	33
Income tax expense	39	31	8	26
Net income	66	48	18	38
Preferred stock dividends	5	5	—	—
Net income attributable to SLM Corporation common stock	$61	$43	$18	42%

Basic earnings per common share attributable to SLM Corporation	$0.14	$0.10	$0.04	40%

Diluted earnings per common share attributable to SLM Corporation	$0.14	$0.10	$0.04	40%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

For the three months ended March 31, 2016, net income was $66 million, or $.14 diluted earnings per common share, compared with net income of $48 million, or $.10 diluted earnings per common share for the three months ended March 31, 2015. Net income was affected by a $39 million increase in net interest income and a $13 million increase in other income that included a one-time $10 million change in reserve estimates related to our Upromise rewards business, which were partially offset by a $16 million increase in provisions for credit losses, a $7 million increase in total expenses and a $7 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $39 million in the current quarter compared with the year-ago quarter primarily due to a $2.4 billion increase in average Private Education Loans outstanding and a 17 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 9 basis point increase in our cost of funds. Our cost of funds increased primarily as a result of an increase in LIBOR rates that occurred in late 2015.
•Provisions for credit losses increased $16 million compared with the year-ago quarter. This increase was primarily the result of an additional $1.8 billion of loans in repayment in the first quarter of 2016, an increase in the delinquency rate as a percentage of loans in repayment from 1.7 percent at March 31, 2015 to 2.1 percent at March 31, 2016, and a $53 million increase in loans classified as troubled debt restructurings (“TDRs”) (where we provide for life-of-loan losses).
•(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $0.3 million in the first quarter of 2016 compared with a net gain of $3 million in the year-ago quarter. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In the first quarter of 2016, we used fewer derivatives to economically hedge risk that did not qualify for hedge accounting treatment than in the year-ago quarter.
•Other income increased $13 million compared with the year-ago quarter. Of this increase, $10 million relates to a one-time gain resulting from a change in reserve estimates for our Upromise rewards program.
•First-quarter 2016 operating expenses (including acquired intangible asset amortization expense) were $93 million compared with $81 million in the year-ago quarter. The increase in operating expenses is primarily the result of increased personnel and technology costs, largely driven by growth in our loan portfolio. Total expenses were $93 million compared with $86 million in the year-ago quarter. In the first quarter of 2015, we had included $5 million of restructuring and other reorganization expenses.
•Income tax expense increased $7 million compared with the year-ago quarter. The decrease in the first quarter effective tax rate to 37.1 percent from 39.9 percent in the year-ago quarter was primarily as a result of lower state tax rates.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Hedge ineffectiveness (losses) gains	$(2,695)	$123
Unrealized gains (losses) on instruments not in a hedging relationship	1,653	2,146
Interest reclassification	688	1,023
(Losses) gains on derivatives and hedging activities, net	$(354)	$3,292

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2016	2015

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$65,915	$47,699
Preferred stock dividends	5,139	4,823
GAAP net income attributable to SLM Corporation common stock	$60,776	$42,876

Adjustments:
Net impact of derivative accounting(1)	1,042	(2,269)
Net tax effect(2)	399	(873)
Total “Core Earnings” adjustments to GAAP	643	(1,396)

“Core Earnings” attributable to SLM Corporation common stock	$61,419	$41,480

GAAP diluted earnings per common share	$0.14	$0.10
Derivative adjustments, net of tax	—	—
“Core Earnings” diluted earnings per common share	$0.14	$0.10
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

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$11,817,708	8.03%	$9,454,579	8.07%
FFELP Loans	1,103,253	3.42	1,234,682	3.19
Taxable securities	385,005	2.71	406,545	2.71
Cash and other short-term investments	1,318,320	0.50	1,277,386	0.25

Total interest-earning assets	14,624,286	6.86%	12,373,192	6.60%

Non-interest-earning assets	704,602		607,473

Total assets	$15,328,888		$12,980,665

Average Liabilities and Equity
Brokered deposits	$7,095,826	1.28%	$6,684,629	1.19%
Retail and other deposits	4,470,357	1.01	3,818,342	0.94
Other interest-bearing liabilities(1)	1,091,725	2.14	4,555	172.67
Total interest-bearing liabilities	12,657,908	1.26%	10,507,526	1.17%

Non-interest-bearing liabilities	556,153		629,406
Equity	2,114,827		1,843,733
Total liabilities and equity	$15,328,888		$12,980,665

Net interest margin		5.77%		5.60%

_________________

(1)
For the three months ended March 31, 2016, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our ABCP Facility. For the three months ended March 31, 2015, includes the amortization expense of transaction costs related to our ABCP Facility, under which nothing had been drawn as of March 31, 2015.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2016 vs. 2015
Interest income	$48,099	$8,283	$39,816
Interest expense	9,190	2,329	6,861
Net interest income	$38,909	$5,312	$33,597

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,323,957	$558	$3,324,515	$2,823,035	$582	$2,823,617
Grace, repayment and other(2)	8,787,913	1,087,468	9,875,381	7,773,402	1,115,081	8,888,483
Total, gross	12,111,870	1,088,026	13,199,896	10,596,437	1,115,663	11,712,100
Deferred origination costs and unamortized premium	31,772	3,006	34,778	27,884	3,114	30,998
Allowance for loan losses	(122,620)	(3,629)	(126,249)	(108,816)	(3,691)	(112,507)
Total education loan portfolio	$12,021,022	$1,087,403	$13,108,425	$10,515,505	$1,115,086	$11,630,591

% of total	92%	8%	100%	90%	10%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Private Education Loans	$11,817,708	91%	$9,454,579	88%
FFELP Loans	1,103,253	9	1,234,682	12
Total portfolio	$12,920,961	100%	$10,689,261	100%

Education Loan Activity

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	1,806,583	—	1,806,583	1,663,150	—	1,663,150
Capitalized interest and deferred origination cost premium amortization	50,527	9,219	59,746	38,727	10,786	49,513
Sales	(3,365)	—	(3,365)	(6,387)	—	(6,387)
Loan consolidation to third parties	(42,086)	(10,304)	(52,390)	(4,533)	(10,480)	(15,013)
Repayments and other	(306,142)	(26,598)	(332,740)	(236,452)	(55,583)	(292,035)
Ending balance	$12,021,022	$1,087,403	$13,108,425	$9,701,152	$1,207,862	$10,909,014

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	%	2015	%
Smart Option - interest only(1)	$462,932	26%	$417,722	25%
Smart Option - fixed pay(1)	565,862	31	507,664	31
Smart Option - deferred(1)	774,395	43	736,913	44
Smart Option - principal and interest	715	—	571	—
Total Private Education Loan originations	$1,803,904	100%	$1,662,870	100%

Percentage of loans with a cosigner	90.12%		90.13%
Average FICO at origination	748		749
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842
Less:
Charge-offs(1)	(19,004)	(383)	(19,387)	(8,727)	(1,134)	(9,861)
Loan sales	(2,075)	—	(2,075)	(2,181)	—	(2,181)
Plus:
Recoveries	1,044	—	1,044	1,387	—	1,387
Provision for loan losses	33,839	321	34,160	16,183	435	16,618
Ending balance	$122,620	$3,629	$126,249	$85,236	$4,569	$89,805

Troubled debt restructurings(2)	$318,094	$—	$318,094	$123,702	$—	$123,702

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2016, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for loan losses increased $18 million compared with the year-ago period. This increase was primarily the result of a an additional $1.8 billion loans in repayment in the first quarter of 2016, an increase in the delinquency rate as a percentage of loans in repayment from 1.7 percent at March 31, 2015 to 2.1 percent at March 31, 2016, and a $53 million increase in loans classified as TDRs for which we hold a life-of-loan allowance.
Total loans delinquent (as a percentage of loans in repayment) have increased to 2.10 percent in the first quarter of 2016 from 1.65 percent in the year-ago period.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 2.99 percent in the first quarter of 2016 from 2.76 percent in the year-ago period. The increase in the delinquency rate and loans in forbearance was primarily due to the significant increase in loans in full principal and interest repayment status, which increased to 32 percent of our total portfolio at March 31, 2016 from 27 percent of our total portfolio at March 31, 2015.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2015 Form 10-K.
Prior to the Spin-Off, the Bank sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require the Purchasers to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At March 31, 2016, we held approximately $82 million of Split Loans.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2016		2015
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,027,332		$3,603,478
Loans in forbearance(2)	241,462		170,162
Loans in repayment and percentage of each status:
Loans current	7,678,446	97.9%	5,896,132	98.4%
Loans delinquent 31-60 days(3)	78,242	1.0	54,883	0.9
Loans delinquent 61-90 days(3)	56,906	0.7	31,202	0.5
Loans delinquent greater than 90 days(3)	29,482	0.4	12,904	0.2
Total Private Education Loans in repayment	7,843,076	100.0%	5,995,121	100.0%
Total Private Education Loans, gross	12,111,870		9,768,761
Private Education Loan deferred origination costs	31,772		17,627
Total Private Education Loans	12,143,642		9,786,388
Private Education Loan allowance for losses	(122,620)		(85,236)
Total Private Education Loans, net	$12,021,022		$9,701,152

Percentage of Private Education Loans in repayment		64.8%		61.4%

Delinquencies as a percentage of Private Education Loans in repayment		2.1%		1.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.0%		2.8%
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

At March 31, 2016 and March 31, 2015, 32 percent and 27 percent, respectively, of our portfolio of Private Education Loans have entered full principal and interest repayment status after any applicable grace periods.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$108,816	$78,574
Provision for Private Education Loan losses	33,839	16,183
Net charge-offs:
Charge-offs	(19,004)	(8,727)
Recoveries	1,044	1,387
Net charge-offs	(17,960)	(7,340)
Loan sales(1)	(2,075)	(2,181)
Allowance at end of period	$122,620	$85,236

Allowance as a percentage of ending total loans	1.01%	0.87%
Allowance as a percentage of ending total loans in repayment	1.56%	1.42%
Allowance coverage of net charge-offs (annualized)	1.71	2.90
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.95%	0.51%
Delinquencies as a percentage of ending loans in repayment(2)	2.10%	1.65%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	2.99%	2.76%
Ending total loans, gross	$12,111,870	$9,768,761
Average loans in repayment(2)	$7,534,234	$5,705,067
Ending loans in repayment(2)	$7,843,076	$5,995,121
     _______

(1)	Represents fair value adjustments on loans sold.

(2)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment increased at March 31, 2016 compared with March 31, 2015 because of an increase in the relative size of the loan portfolio, an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment.

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
Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of their granted forbearance period, the customers will enter repayment status as current and are expected to begin making their scheduled monthly payments on a go-forward basis.
Forbearance may also be granted to customers who are delinquent in their payments. If specific requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2016, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 78 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,027	$4,027
Loans in forbearance	149	39	26	16	11	—	241
Loans in repayment - current	3,427	2,186	1,124	522	420	—	7,679
Loans in repayment - delinquent 31-60 days	40	17	10	5	6	—	78
Loans in repayment - delinquent 61-90 days	31	10	7	5	4	—	57
Loans in repayment - delinquent greater than 90 days	18	4	4	2	2	—	30
Total	$3,665	$2,256	$1,171	$550	$443	$4,027	12,112
Deferred origination costs							32
Allowance for loan losses							(123)
Total Private Education Loans, net							$12,021

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.85%	0.48%	0.32%	0.20%	0.14%	—%	2.99%

(Dollars in millions) March 31, 2015	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,603	$3,603
Loans in forbearance	102	29	20	14	6	—	171
Loans in repayment - current	2,873	1,602	782	392	247	—	5,896
Loans in repayment - delinquent 31-60 days	30	11	6	4	3	—	54
Loans in repayment - delinquent 61-90 days	19	5	3	2	2	—	31
Loans in repayment - delinquent greater than 90 days	9	2	1	1	1	—	14
Total	$3,033	$1,649	$812	$413	$259	$3,603	9,769
Unamortized discount							17
Allowance for loan losses							(85)
Total Private Education Loans, net							$9,701

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.65%	0.47%	0.32%	0.22%	0.10%	—%	2.76%

Private Education Loan Types
The following table provides information regarding the repayment balance by loan type at March 31, 2016 and December 31, 2015.

	March 31, 2016
(Dollars in thousands)	Signature and Other	Smart Option	Career Training	Total
$ in repayment(1)	$155,849	$7,672,385	$14,842	$7,843,076
$ in total	$305,792	$11,790,881	$15,197	$12,111,870

	December 31, 2015
(Dollars in thousands)	Signature and Other	Smart Option	Career Training	Total
$ in repayment(1)	$141,900	$6,769,788	$15,578	$6,927,266
$ in total	$302,949	$10,277,517	$15,971	$10,596,437
_______

(1)	Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2016	$619,226	$1,034	$3,074
December 31, 2015	$542,919	$791	$3,332
March 31, 2015	$512,501	$473	$2,634

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2016	December 31, 2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$27,359	$9,817
Sallie Mae Bank(1)	911,121	2,406,402
Available-for-sale investments	203,597	195,391
Total unrestricted cash and liquid investments	$1,142,077	$2,611,610
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$16,040	$14,179
Sallie Mae Bank(1)	1,275,679	1,236,714
Available-for-sale investments	198,290	169,667
Total unrestricted cash and liquid investments	$1,490,009	$1,420,560
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Deposits - interest bearing	$11,542,392	$11,487,006
Deposits - non-interest bearing	963	701
Total deposits	$11,543,355	$11,487,707

Our total deposits of $11.5 billion were comprised of $6.8 billion in brokered deposits and $4.7 billion in retail and other deposits at March 31, 2016, compared to $11.5 billion, which were comprised of $7.3 billion in brokered deposits and $4.2 billion in retail and other deposits, at December 31, 2015.
Interest Bearing
Interest bearing deposits as of March 31, 2016 and December 31, 2015 consisted of non-maturity savings and money market deposits, brokered and retail CDs, and brokered MMDAs. Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended March 31, 2016 and 2015, respectively. Fees paid to third-party brokers related to these CDs were $2.8 million for the three months ended March 31, 2016. There were no such fees paid in the three months ended March 31, 2015.
Interest bearing deposits at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,125,507	1.22%	$4,886,299	1.19%
Savings	679,511	0.82	669,254	0.82
Certificates of deposit	5,737,374	1.19	5,931,453	0.98
Deposits - interest bearing	$11,542,392		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2016 and December 31, 2015, there were $251.5 million and $709.9 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $24.6 million and $15.7 million at March 31, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $1.0 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

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
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”), or clearinghouses for Over the Counter derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position, less any collateral held by us and plus collateral posted with the counterparty.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of March 31, 2016, $5.5 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 89.5 percent of our total notional derivative contracts of $6.1 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position, less collateral held by us and plus collateral posted with the counterparty.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2016.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$59,963
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	33.40%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0.31%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

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

	Actual		"Well Capitalized" Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,800,069	13.4%	$871,494	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,800,069	13.4%	$1,072,608	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,926,465	14.4%	$1,340,761	>	10.0%
Tier 1 Capital (to Average Assets)	$1,800,069	11.9%	$758,944	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC - administered Deposit Insurance Fund (the “DIF”). The Bank is required by its regulators, the Utah Department of Financial Institutions (“UDFI”) and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2016. As our balance sheet continues to grow in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of March 31, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 13.4 percent, a Tier 1 risk-based capital ratio of 13.4 percent, a Total risk-based capital ratio of 14.4 percent and a Tier 1 leverage ratio of 11.9 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2016 and March 31, 2015. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowings

Outstanding borrowings consist of secured borrowings executed through our term ABS program and our ABCP funding facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$558,513	$558,513	$—	$579,101	$579,101
ABCP Facility	526,500	—	526,500	500,175	—	500,175
Total	$526,500	$558,513	$1,085,013	$500,175	$579,101	$1,079,276

Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at March 31, 2016. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three months ended March 31, 2016 and for the year ended December 31, 2015.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2016 and in the year ended December 31, 2015.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2016, we had $429 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At March 31, 2016, we had a $0.1 million reserve recorded in "Other Liabilities" to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2016.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2016 and 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in the future.
In the first quarter of 2016, we made a minor change to our interest rate sensitivity model. As the result of an evaluation of historical data, correlation coefficients between certain short-term rate indices to 1-month LIBOR were increased for interest rate risk modeling purposes, increasing our measured sensitivity to changes in market rates. These rate indices included the Fed Funds effective rate, Prime rate and the 3-month Treasury rate, among others. We believe using higher coefficients will provide improved modeling accuracy. The most significant impact of this change was the impact on the treatment of our cash balances, which are placed at the Federal Reserve as excess deposits, earning the Fed Funds discount rate. This change resulted in a slightly higher measure of sensitivity to interest rate changes in the first quarter of 2016.

	March 31,
	2016		2015
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+6.3%	+2.0%	+7.1%	+2.2%
EAR - Ramp	+5.2%	+1.6%	+5.9%	+1.9%
EVE	-3.4%	-1.6%	-5.9%	-2.7%

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

As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. Asset securitization provides long-term fixed-rate funding for some of these assets. Additionally, a portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the Company to exceed its policy limits for earnings at risk or for the value of equity at risk.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$158.8	$—	$158.8
Prime	monthly	7.4	—	7.4
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	9,852.9	6,179.8	3,673.1
1-month LIBOR	daily	929.2	—	929.2
Non-Discrete reset(2)	daily/weekly	963.1	2,611.4	(1,648.3)
Fixed Rate(3)		3,413.4	6,134.4	(2,721.0)
Total		$15,324.8	$15,324.8	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, 3-month LIBOR and Non-Discrete categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $1.7 billion of equity and $0.6 billion of non-interest bearing liabilities. In addition, the fixed-rate funding position includes $1.2 billion of brokered CDs, which have been swapped to 1-month LIBOR, but do not qualify for hedge accounting.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2016.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.21
Cash and investments	0.88
Total earning assets	5.76

Deposits
Short-term deposits	0.09
Long-term deposits	2.64
Total deposits	0.85

Borrowings
Short-term borrowings	1.82
Long-term borrowings	4.75
Total borrowings	3.34

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these and other litigation or regulatory proceedings to which we are a party, and for which we have no current updates, see our 2015 Form 10-K.
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
In May 2014, the Bank received a CID from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general have provided the Bank identical CIDs and others have become involved in the inquiry over time. To the extent requested, we have been cooperating fully with the CFPB and the attorneys general but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries, Navient is leading the response to this investigation and has accepted responsibility for all costs, expenses, losses or remediation that may arise from this investigation.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. "Risk Factors" of our 2015 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2016.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2016	55,112	$6.21	—	—
February 1 - February 29, 2016	855,300	$5.94	—	—
March 1 - March 31, 2016	218,297	$6.09	—	—
Total first-quarter 2016	1,128,709	$5.98	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2016 was $6.36.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (one-year restriction), 2015 Management Incentive Plan Award.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (two-year restriction), 2015 Management Incentive Plan Award.

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (three-year restriction), 2015 Management Incentive Plan Award.

10.4	Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2016

10.5	Form of SLM Corporation 2012 Omnibus Incentive Plan, Performance Stock Unit Term Sheet - 2016

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 20, 2016