Form 10-Q
period 2016-06-30
SLM CORP
filed 2016-07-20
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2016
Common Stock, $0.20 par value	428,077,791 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,042,915	$2,416,219
Available-for-sale investments at fair value (cost of $203,480 and $196,402, respectively)	206,785	195,391
Loans held for investment (net of allowance for losses of $144,925 and $112,507, respectively)	13,245,426	11,630,591
Restricted cash and investments	34,297	27,980
Other interest-earning assets	53,555	54,845
Accrued interest receivable	719,875	564,496
Premises and equipment, net	86,512	81,273
Tax indemnification receivable	160,325	186,076
Other assets	80,239	57,227
Total assets	$15,629,929	$15,214,098

Liabilities
Deposits	$11,900,083	$11,487,707
Short-term borrowings	—	500,175
Long-term borrowings	1,038,029	579,101
Income taxes payable, net	79,904	166,662
Upromise related liabilities	260,127	275,384
Other liabilities	154,875	108,746
Total liabilities	13,433,018	13,117,775

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 433.9 million and 430.7 million shares issued, respectively	86,769	86,136
Additional paid-in capital	1,149,783	1,135,860
Accumulated other comprehensive loss (net of tax benefit of $20,944 and $9,949, respectively)	(33,853)	(16,059)
Retained earnings	478,947	366,609
Total SLM Corporation stockholders' equity before treasury stock	2,246,646	2,137,546
Less: Common stock held in treasury at cost: 5.8 million and 4.4 million shares, respectively	(49,735)	(41,223)
Total equity	2,196,911	2,096,323
Total liabilities and equity	$15,629,929	$15,214,098

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans	$251,675	$195,287	$496,905	$393,143
Investments	2,371	2,386	4,962	5,106
Cash and cash equivalents	1,195	801	2,829	1,581
Total interest income	255,241	198,474	504,696	399,830
Interest expense:
Deposits	35,409	29,482	69,423	59,052
Interest expense on short-term borrowings	2,060	735	4,223	1,567
Interest expense on long-term borrowings	5,006	—	8,421	—
Total interest expense	42,475	30,217	82,067	60,619
Net interest income	212,766	168,257	422,629	339,211
Less: provisions for credit losses	41,793	15,558	74,395	32,176
Net interest income after provisions for credit losses	170,973	152,699	348,234	307,035
Non-interest income:
Gains on sales of loans, net	—	76,874	—	76,874
Gains on derivatives and hedging activities, net	2,142	1,602	1,788	4,894
Other	13,683	10,912	34,711	18,919
Total non-interest income	15,825	89,388	36,499	100,687
Expenses:
Compensation and benefits	44,570	38,572	94,779	79,775
Other operating expenses	50,207	51,227	92,883	91,211
Total operating expenses	94,777	89,799	187,662	170,986
Acquired intangible asset amortization expense	261	370	521	740
Restructuring and other reorganization expenses	—	744	—	5,401
Total expenses	95,038	90,913	188,183	177,127
Income before income tax expense	91,760	151,174	196,550	230,595
Income tax expense	34,555	60,158	73,430	91,880
Net income	57,205	91,016	123,120	138,715
Preferred stock dividends	5,243	4,870	10,382	9,693
Net income attributable to SLM Corporation common stock	$51,962	$86,146	$112,738	$129,022
Basic earnings per common share attributable to SLM Corporation	$0.12	$0.20	$0.26	$0.30
Average common shares outstanding	427,942	425,688	427,526	425,061
Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.20	$0.26	$0.30
Average common and common equivalent shares outstanding	431,796	432,742	431,349	432,523

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$57,205	$91,016	$123,120	$138,715
Other comprehensive income (loss):
Unrealized gains (losses) on investments	1,293	(3,180)	4,317	(2,507)
Unrealized (losses) gains on cash flow hedges	(8,732)	18,156	(33,106)	2,467
Total unrealized (losses) gains	(7,439)	14,976	(28,789)	(40)
Income tax benefit (expense)	2,855	(5,840)	10,995	(15)
Other comprehensive (loss) income, net of tax benefit (expense)	(4,584)	9,136	(17,794)	(55)
Total comprehensive income	$52,621	$100,152	$105,326	$138,660

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	138,715	—	138,715
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(55)	—	—	(55)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	138,660
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(5,750)	—	(5,750)
Preferred Stock, series B ($.50 per share)	—	—	—	—	—	—	—	—	(3,943)	—	(3,943)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,121	—	(1,121)		—
Issuance of common shares	—	5,208,074	—	5,208,074	—	1,042	12,307	—	—	—	13,349
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	5,774	—	—	—	5,774
Stock-based compensation expense	—	—	—	—	—	—	11,210	—	—	—	11,210
Shares repurchased related to employee stock-based compensation plans	—	—	(2,764,093)	(2,764,093)	—	—	—	—	—	(27,085)	(27,085)
Balance at June 30, 2015	7,300,000	430,012,199	(4,129,370)	425,882,829	$565,000	$86,003	$1,120,923	$(11,448)	$240,967	$(39,272)	$1,962,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	123,120	—	123,120
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,794)	—	—	(17,794)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	105,326
Cash dividends:
Preferred Stock, series A ($0.87 per share)	—	—	—	—	—	—	—	—	(5,750)	—	(5,750)
Preferred Stock, series B ($0.60 per share)	—	—	—	—	—	—	—	—	(4,632)	—	(4,632)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	400	—	(400)	—	—
Issuance of common shares	—	3,166,474		3,166,474	—	633	3,224	—	—	—	3,857
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(2,249)	—	—	—	(2,249)
Stock-based compensation expense	—	—	—	—	—	—	12,548	—	—	—	12,548
Shares repurchased related to employee stock-based compensation plans	—	—	(1,391,927)	(1,391,927)	—	—	—	—	—	(8,512)	(8,512)
Balance at June 30, 2016	7,300,000	433,843,908	(5,766,117)	428,077,791	$565,000	$86,769	$1,149,783	$(33,853)	$478,947	$(49,735)	$2,196,911

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$123,120	$138,715
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	74,395	32,176
Income tax expense	73,430	91,880
Amortization of brokered deposit placement fee	5,179	5,352
Amortization of ABCP Facility upfront fee	502	1,202
Amortization of deferred loan origination costs and fees, net	2,720	1,558
Net amortization of discount on investments	793	883
Interest income on tax indemnification receivable	(4,066)	(3,507)
Depreciation of premises and equipment	2,295	3,436
Amortization of acquired intangibles	261	740
Stock-based compensation expense	12,548	11,210
Unrealized gains on derivative and hedging activities, net	(835)	(3,219)
Gains on sale of loans, net	—	(76,874)
Other adjustments to net income, net	1,101	—
Changes in operating assets and liabilities:
Net decrease in loans held for sale	—	55
Origination of loans held for sale	—	(55)
Increase in accrued interest receivable	(277,582)	(191,011)
Decrease in restricted cash and investments - other	2,053	631
Decrease in other interest-earning assets	1,290	21,392
Decrease in tax indemnification receivable	29,816	14,908
Increase in other assets	(14,591)	(25,214)
Decrease in income tax payable, net	(149,193)	(97,545)
Increase (decrease) in accrued interest payable	2,924	(352)
Decrease in payable due to entity that is a subsidiary of Navient	(808)	(6,542)
Increase (decrease) in other liabilities	7,976	(3,707)
Total adjustments	(229,792)	(222,603)
Total net cash used in operating activities	(106,672)	(83,888)
Investing activities
Loans acquired and originated	(2,234,556)	(2,070,373)
Net proceeds from sales of loans held for investment	5,736	785,481
Proceeds from claim payments	33,892	67,769
Net decrease in loans held for investment	624,040	445,610
Increase in restricted cash and investments - variable interest entities	(8,369)	—
Purchases of available-for-sale securities	(23,362)	(26,237)
Proceeds from sales and maturities of available-for-sale securities	15,492	17,936
Total net cash used in investing activities	(1,587,127)	(779,814)
Financing activities
Brokered deposit placement fee	(2,875)	—
Net increase (decrease) in certificates of deposit	56,272	(140,693)
Net increase (decrease) increase in other deposits	322,959	(72,499)
Issuance costs for collateralized borrowings	(386)	—
Borrowings collateralized by loans in securitization trusts - issued	499,393	—
Borrowings collateralized by loans in securitization trusts - repaid	(40,618)	—

Borrowings under ABCP Facility	26,325	—
Repayment of borrowings under ABCP Facility	(526,500)	—
Fees paid on ABCP Facility	(1,444)	(104)
Excess tax (expense) benefit from the exercise of stock-based awards	(2,249)	5,774
Preferred stock dividends paid	(10,382)	(9,693)
Net cash provided by (used in) financing activities	320,495	(217,215)
Net decrease in cash and cash equivalents	(1,373,304)	(1,080,917)
Cash and cash equivalents at beginning of period	2,416,219	2,359,780
Cash and cash equivalents at end of period	$1,042,915	$1,278,863
Cash disbursements made for:
Interest	$75,165	$52,789
Income taxes paid	$149,173	$91,552
Income taxes received	$(86)	$(80)
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
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
On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. Under this standard, we will be required to hold an allowance equal to the expected life-of-loan losses on our loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. While we are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements, we do expect the adoption to have a material impact on our financial statements.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of June 30, 2016, 81 percent of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also provide total cost incentives for customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	June 30,	December 31,
	2016	2015
Private Education Loans	$12,290,709	$10,596,437
Deferred origination costs	35,212	27,884
Allowance for loan losses	(142,628)	(108,816)
Total Private Education Loans, net	12,183,293	10,515,505

FFELP Loans	1,061,517	1,115,663
Unamortized acquisition costs, net	2,913	3,114
Allowance for loan losses	(2,297)	(3,691)
Total FFELP Loans, net	1,062,133	1,115,086

Loans held for investment, net	$13,245,426	$11,630,591

The estimated weighted average life of education loans in our portfolio was approximately 6.0 years and 6.2 years at June 30, 2016 and December 31, 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of education loans in our portfolio are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$12,217,890	7.98%	$9,361,711	7.96%	$12,017,799	8.00%	$9,407,888	8.01%
FFELP Loans	1,076,419	3.48	1,194,309	3.22	1,089,836	3.45	1,214,384	3.20
Total portfolio	$13,294,309		$10,556,020		$13,107,635		$10,622,272

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,629	$122,620	$126,249
Total provision	(985)	42,362	41,377
Net charge-offs:
Charge-offs	(347)	(23,903)	(24,250)
Recoveries	—	3,082	3,082
Net charge-offs	(347)	(20,821)	(21,168)
Loan sales(1)	—	(1,533)	(1,533)
Ending Balance	$2,297	$142,628	$144,925
Allowance:
Ending balance: individually evaluated for impairment	$—	$63,370	$63,370
Ending balance: collectively evaluated for impairment	$2,297	$79,258	$81,555
Loans:
Ending balance: individually evaluated for impairment	$—	$400,969	$400,969
Ending balance: collectively evaluated for impairment	$1,061,517	$11,889,740	$12,951,257
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.18%	1.05%
Allowance as a percentage of the ending total loan balance	0.22%	1.16%
Allowance as a percentage of the ending loans in repayment(2)	0.30%	1.78%
Allowance coverage of net charge-offs (annualized)	1.65	1.71
Ending total loans, gross	$1,061,517	$12,290,709
Average loans in repayment(2)	$786,818	$7,894,340
Ending loans in repayment(2)	$773,321	$8,029,034

____________
(1) Represents fair value adjustments on loans sold.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

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
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,691	$108,816	$112,507
Total provision	(664)	76,201	75,537
Net charge-offs:
Charge-offs	(730)	(42,907)	(43,637)
Recoveries	—	4,125	4,125
Net charge-offs	(730)	(38,782)	(39,512)
Loan sales(1)	—	(3,607)	(3,607)
Ending Balance	$2,297	$142,628	$144,925
Allowance:
Ending balance: individually evaluated for impairment	$—	$63,370	$63,370
Ending balance: collectively evaluated for impairment	$2,297	$79,258	$81,555
Loans:
Ending balance: individually evaluated for impairment	$—	$400,969	$400,969
Ending balance: collectively evaluated for impairment	$1,061,517	$11,889,740	$12,951,257
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.18%	1.01%
Allowance as a percentage of the ending total loan balance	0.22%	1.16%
Allowance as a percentage of the ending loans in repayment(2)	0.30%	1.78%
Allowance coverage of net charge-offs (annualized)	1.57	1.84
Ending total loans, gross	$1,061,517	$12,290,709
Average loans in repayment(2)	$794,665	$7,695,889
Ending loans in repayment(2)	$773,321	$8,029,034

____________
(1) Represents fair value adjustments on loans sold.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

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
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 24 percent and 23 percent of the loans granted forbearance as of June 30, 2016 and December 31, 2015, respectively, have been classified as TDRs due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2015 Form 10-K.
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
At June 30, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2016
TDR Loans	$406,152	$400,969	$63,370

December 31, 2015
TDR Loans	$269,628	$265,831	$43,480

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$364,882	$6,697	$155,763	$3,206

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$332,292	$12,280	$121,690	$5,116

The following table provides information regarding the loan status of TDR loans.

	June 30,		December 31,
	2016		2015
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$12,937		$6,869
TDR loans in forbearance(2)	59,834		43,756
TDR loans in repayment(3) and percentage of each status:
Loans current	292,740	89.2%	185,936	86.4%
Loans delinquent 31-60 days(4)	17,134	5.2	14,948	6.9
Loans delinquent 61-90 days(4)	12,150	3.7	9,239	4.3
Loans delinquent greater than 90 days(4)	6,174	1.9	5,083	2.4
Total TDR loans in repayment	328,198	100.0%	215,206	100.0%
Total TDR loans, gross	$400,969		$265,831
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

(3)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$92,782	$5,464	$21,388	$75,183	$1,740	$8,394

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$153,848	$10,432	$47,089	$139,091	$2,388	$13,177
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	June 30, 2016		December 31, 2015
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$11,035,215	90%	$9,515,136	90%
Without cosigner	1,255,494	10	1,081,301	10
Total	$12,290,709	100%	$10,596,437	100%

FICO at Original Approval:
Less than 670	$796,650	6%	$700,779	7%
670-699	1,804,573	15	1,554,959	15
700-749	3,978,560	32	3,403,823	32
Greater than or equal to 750	5,710,926	47	4,936,876	46
Total	$12,290,709	100%	$10,596,437	100%

Seasoning(2):
1-12 payments	$3,751,609	30%	$3,059,901	29%
13-24 payments	2,299,536	19	2,096,412	20
25-36 payments	1,198,402	10	1,084,818	10
37-48 payments	567,240	4	513,125	5
More than 48 payments	453,680	4	414,217	4
Not yet in repayment	4,020,242	33	3,427,964	32
Total	$12,290,709	100%	$10,596,437	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	June 30,		December 31,
	2016		2015
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,020,242		$3,427,964
Loans in forbearance(2)	241,433		241,207
Loans in repayment and percentage of each status:
Loans current	7,860,994	97.9%	6,773,095	97.8%
Loans delinquent 31-60 days(3)	87,990	1.1	91,129	1.3
Loans delinquent 61-90 days(3)	56,377	0.7	42,048	0.6
Loans delinquent greater than 90 days(3)	23,673	0.3	20,994	0.3
Total Private Education Loans in repayment	8,029,034	100.0%	6,927,266	100.0%
Total Private Education loans, gross	12,290,709		10,596,437
Private Education Loans deferred origination costs	35,212		27,884
Total Private Education Loans	12,325,921		10,624,321
Private Education Loans allowance for losses	(142,628)		(108,816)
Private Education Loans, net	$12,183,293		$10,515,505
Percentage of Private Education Loans in repayment		65.3%		65.4%
Delinquencies as a percentage of Private Education Loans in repayment		2.1%		2.2%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		2.9%		3.4%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2016	$695,680	$895	$3,241
December 31, 2015	$542,919	$791	$3,332

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Deposits - interest bearing	$11,898,925	$11,487,006
Deposits - non-interest bearing	1,158	701
Total deposits	$11,900,083	$11,487,707
Interest Bearing
Interest bearing deposits as of June 30, 2016 and December 31, 2015 consisted of non-maturity savings and money market deposits (“MMDAs”), brokered and retail certificates of deposit (“CDs”), and brokered MMDAs. Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended June 30, 2016 and 2015, respectively, and placement fee expense of $5.2 million and $5.4 million in the six months ended June 30, 2016 and 2015, respectively. Fees paid to third-party brokers related to brokered CDs were $0.1 million for the three months ended June 30, 2016 and $2.9 million for the six months ended June 30, 2016. There were no such fees paid in the three and six months ended June 30, 2015.
Interest bearing deposits at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016		December 31, 2015
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,216,901	1.23%	$4,886,299	1.19%
Savings	666,918	0.82	669,254	0.82
Certificates of deposit	6,015,106	1.19	5,931,453	0.98
Deposits - interest bearing	$11,898,925		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2016 and December 31, 2015, there were $306.2 million and $709.9 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $17.8 million and $15.7 million at June 30, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $1.2 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our secured borrowings at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$1,038,029	$1,038,029	$—	$579,101	$579,101
ABCP Facility	—	—	—	500,175	—	500,175
Total	$—	$1,038,029	$1,038,029	$500,175	$579,101	$1,079,276

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On December 19, 2014, we closed on a $750.0 million ABCP Facility. We retained a 5 percent or $37.5 million participation interest in the ABCP Facility, resulting in $712.5 million of funds available for us to draw under the ABCP Facility. During 2015, we incurred financing costs under the ABCP Facility of approximately 0.40 percent on average on unused borrowing capacity and approximately 3-month LIBOR plus 0.80 percent on outstandings under the ABCP Facility.
On February 25, 2016, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750.0 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750.0 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3‑month LIBOR plus 1.00 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018 (or earlier, if certain material adverse events occur). At June 30, 2016, there were no outstanding balances and no encumbered Private Education Loans under the ABCP Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The ABCP Facility's contractual maturity is two years from the date of inception or renewal (one year revolving period plus a one year amortization period); however, we classify advances under our ABCP Facility as short-term borrowings because it is our intention to repay those advances within one year.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

On May 26, 2016, we executed our $551 million SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. The Class A notes had a weighted average life of 4.01 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.38 percent. At June 30, 2016, $583 million of our Private Education Loans were encumbered as a result of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total	Weighted Average Cost of Funds(1)	Weighted Average Life

Private Education:
2015-B	July 2015	$630,800	1-month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan amount securitized at inception for the 2015-B securitization		$745,580

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
Total notes issued in 2016		$501,000

Total loan amount securitized at inception for the 2016-A securitization		$619,944

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2016 and December 31, 2015, respectively:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

	June 30, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$1,038,029	$1,038,029	$1,237,676	$29,123	$84,294	$1,351,093
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$1,038,029	$1,038,029	$1,237,676	$29,123	$84,294	$1,351,093
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$579,101	$579,101	$687,298	$9,996	$45,566	$742,860
ABCP Facility	500,175	—	500,175	923,687	12,443	58,095	994,225
Total	$500,175	$579,101	$1,079,276	$1,610,985	$22,439	$103,661	$1,737,085
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at June 30, 2016. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three and six months ended June 30, 2016 and in the year ended December 31, 2015.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.8 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and six months ended June 30, 2016 and in the year ended December 31, 2015.

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

On May 26, 2016, we executed a $551 million Private Education Loan Trust term ABS transaction that was accounted for as a secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. At June 30, 2016, $583 million of our Private Education Loans were encumbered as a result of this transaction.

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
Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held and/or plus collateral posted. When the fair value of a derivative contract less collateral held and/or plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held and/or plus collateral posted, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of June 30, 2016, $5.5 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2016 and December 31, 2015, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $55.8 million and $50.1 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2016 and December 31, 2015, and their impact on earnings and other comprehensive income for the three and six months ended June 30, 2016 and 2015. Please refer to Note 11, “Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2016	2015	2016	2015	2016	2015	2016	2015
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$63,371	$15,231	$1,745	$83	$65,116	$15,314
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(60,892)	(27,512)	—	(2,339)	—	(646)	(60,892)	(30,497)
Total net derivatives		$(60,892)	$(27,512)	$63,371	$12,892	$1,745	$(563)	$4,224	$(15,183)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Gross position(1)	$65,116	$15,314	$(60,892)	$(30,497)
Impact of master netting agreement	(16,173)	(9,278)	16,173	9,278
Derivative values with impact of master netting agreements (as carried on balance sheet)	48,943	6,036	(44,719)	(21,219)
Cash collateral (held) pledged	(16,659)	(1,070)	53,555	54,845
Net position	$32,284	$4,966	$8,836	$33,626
__________

(1)	Gross position amounts are exclusive of accrued interest.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Notional Values

Interest rate swaps	$1,095,925	$1,109,933	$3,808,016	$3,080,167	$1,215,899	$1,305,757	$6,119,840	$5,495,857

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$1,218	$489	$(1,199)	$915
Realized gains recorded in interest expense	7,391	7,490	14,650	14,982
Total	$8,609	$7,979	$13,451	$15,897

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness (losses) gains recorded in earnings(1)	$(403)	$34	$(681)	$(270)
Realized losses recorded in interest expense	(4,586)	(5,392)	(9,207)	(10,746)
Total	$(4,989)	$(5,358)	$(9,888)	$(11,016)

Trading
Interest rate swaps:
Interest reclassification	$672	$970	$1,360	$1,993
Change in fair value of future interest payments recorded in earnings	655	109	2,308	2,256
Total(1)	1,327	1,079	3,668	4,249
Total	$4,947	$3,700	$7,231	$9,130

________

(1)	Amounts included in “gains on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amount of (loss) gain recognized in other comprehensive (loss) income	$(13,318)	$12,764	$(42,313)	$(8,279)
Less: amount of loss reclassified in interest expense(1)	(4,586)	(5,392)	(9,207)	(10,746)
Total change in other comprehensive (loss) income for unrealized (losses) gains on derivatives, before income tax benefit	$(8,732)	$18,156	$(33,106)	$2,467
___________
(1) Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $16.7 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $53.6 million and $54.8 million at June 30, 2016 and December 31, 2015, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders' Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2016	2015	2016	2015
Shares repurchased related to employee stock-based compensation plans(1)(2)	263,218	1,374,997	1,391,927	2,764,093
Average purchase price per share	$6.68	$10.14	$6.12	$9.80
Common shares issued(3)	425,495	2,077,235	3,166,474	5,208,074

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2016 was $6.18.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$57,205	$91,016	$123,120	$138,715
Preferred stock dividends	5,243	4,870	10,382	9,693
Net income attributable to SLM Corporation common stock	$51,962	$86,146	$112,738	$129,022
Denominator:
Weighted average shares used to compute basic EPS	427,942	425,688	427,526	425,061
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	3,854	7,054	3,823	7,462
Weighted average shares used to compute diluted EPS	431,796	432,742	431,349	432,523

Basic earnings per common share attributable to SLM Corporation	$0.12	$0.20	$0.26	$0.30

Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.20	$0.26	$0.30

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2016 and 2015, securities covering approximately 1 million and 2 million shares, respectively, and for the six months ended June 30, 2016 and 2015, securities covering approximately 4 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2016, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$206,785	$—	$206,785	$—	$195,391	$—	$195,391
Derivative instruments	—	65,116	—	65,116	—	15,314	—	15,314
Total	$—	$271,901	$—	$271,901	$—	$210,705	$—	$210,705

Liabilities
Derivative instruments	$—	$(60,892)	$—	$(60,892)	$—	$(30,497)	$—	$(30,497)
Total	$—	$(60,892)	$—	$(60,892)	$—	$(30,497)	$—	$(30,497)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2016			December 31, 2015
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$14,286,053	$13,245,426	$1,040,627	$12,343,726	$11,630,591	$713,135
Cash and cash equivalents	1,042,915	1,042,915	—	2,416,219	2,416,219	—
Available-for-sale investments	206,785	206,785	—	195,391	195,391	—
Accrued interest receivable	719,875	719,875	—	564,496	564,496	—
Tax indemnification receivable	160,325	160,325	—	186,076	186,076	—
Derivative instruments	65,116	65,116	—	15,314	15,314	—
Total earning assets	$16,481,069	$15,440,442	$1,040,627	$15,721,222	$15,008,087	$713,135
Interest-bearing liabilities
Money-market and savings accounts	$5,883,818	$5,883,818	$—	$5,556,254	$5,556,254	$—
Certificates of deposit	6,034,513	6,015,105	(19,408)	5,928,450	5,931,453	3,003
Short-term borrowings	—	—	—	500,175	500,175	—
Long-term borrowings	1,053,086	1,038,029	(15,057)	567,468	579,101	11,633
Accrued interest payable	19,309	19,309	—	16,385	16,385	—
Derivative instruments	60,892	60,892	—	30,497	30,497	—
Total interest-bearing liabilities	$13,051,618	$13,017,153	$(34,465)	$12,599,229	$12,613,865	$14,636

Excess of net asset fair value over carrying value			$1,006,162			$727,771

Please refer to Note 15, “Fair Value Measurements” in our 2015 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Arrangements with Navient Corporation

In connection with the separation of Navient Corporation (“Navient”) from SLM Corporation (the “Spin-Off”), we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2015 Form 10-K for a full discussion of these agreements.

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, Sallie Mae Bank, a Utah industrial bank subsidiary of the Company (the “Bank”), sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2016, we held approximately $76 million of Split Loans.

During the three months ended June 30, 2016, the Bank sold loans to the Purchasers in the amount of $3.9 million in principal and $0.1 million in accrued interest income. During the three months ended June 30, 2015, the Bank sold loans to the Purchasers in the amount of $5.9 million in principal and $0.1 million in accrued interest income.

During the six months ended June 30, 2016, the Bank sold loans to the Purchasers in the amount of $9.4 million in principal and $0.2 million in accrued interest income. During the six months ended June 30, 2015, the Bank sold loans to the Purchasers in the amount of $14.6 million in principal and $0.3 million in accrued interest income.

There was no gain as a result of the loans sold to the Purchasers in the three and six months ended June 30, 2016 and June 30, 2015. Total write-downs to fair value for loans sold with a fair value lower than par totaled $1.5 million in the three months ended June 30, 2016 and June 30, 2015. Total write-downs to fair value for loans sold with a fair value lower than par totaled $3.6 million and $3.7 million in the six months ended June 30, 2016 and June 30, 2015, respectively. Navient is the servicer for all of these loans.

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

	Actual		"Well Capitalized" Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of June 30, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,863,583	13.5%	$898,253	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,863,583	13.5%	$1,105,543	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,009,072	14.5%	$1,381,928	>	10.0%
Tier 1 Capital (to Average Assets)	$1,863,583	12.2%	$763,839	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and six months ended June 30, 2016 and June 30, 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees

Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2016, we had $1.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At June 30, 2016, we had a $0.6 million reserve recorded in "Other Liabilities" to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
Regulatory Matters
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and a Consent Order (the “DOJ Consent Order”) issued by the Department of Justice (the “DOJ”).  On May 13, 2014, the Bank reached a settlement with the DOJ regarding compliance issues with the Servicemembers Civil Relief Act (“SCRA”). At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014.
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
As required by the FDIC Consent Order and the DOJ Consent Order, the Bank has implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. At this time, we believe the Bank is in compliance with all provisions of both the FDIC Consent Order and the DOJ Consent Order applicable to it. Notwithstanding the CFPB’s assumption of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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

14. Subsequent Event
On July 13, 2016, we priced a $657 million SMB Private Education Loan Trust 2016-B term ABS transaction. The transaction will be accounted for as an on-balance sheet secured financing. We expect to sell $607 million of AAA rated notes to third parties and retain a 100 percent interest in the Class B notes and residual certificates issued in the securitization. We expect this transaction to raise approximately $605 million of gross proceeds, settle on or about July 21, 2016, and be reflected in our third quarter 2016 results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of July 20, 2016 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016) (the “2015 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2015 Form 10-K.

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

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - 'Core Earnings' ” in this Form 10-Q for the quarter ended June 30, 2016 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2016	2015	2016	2015

Net income attributable to SLM Corporation common stock	$51,962	$86,146	$112,738	$129,022
Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.20	$0.26	$0.30
Weighted average shares used to compute diluted earnings per share	431,796	432,742	431,349	432,523
Return on assets	1.5%	2.8%	1.6%	2.2%
Operating efficiency ratio(1)	41.6%	49.9%	41.0%	47.3%

Other Operating Statistics
Ending Private Education Loans, net	$12,183,293	$9,245,259	$12,183,293	$9,245,259
Ending FFELP Loans, net	1,062,133	1,177,649	1,062,133	1,177,649
Ending total education loans, net	$13,245,426	$10,422,908	$13,245,426	$10,422,908

Average education loans	$13,294,309	$10,556,020	$13,107,635	$10,622,272

(1) Our efficiency ratio is calculated as total expenses, excluding restructuring and other reorganization expenses, divided by net interest income (before provisions for credit losses) and other income, excluding gains on sales of loans, net.

Recent Development
On July 13, 2016, we priced a $657 million SMB Private Education Loan Trust 2016-B term ABS transaction. The transaction will be accounted for as an on-balance sheet secured financing. We expect to sell $607 million of AAA rated notes to third parties and retain a 100 percent interest in the Class B notes and residual certificates issued in the securitization. We expect this transaction to raise approximately $605 million of gross proceeds, settle on or about July 21, 2016, and be reflected in our third quarter 2016 results.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2016.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2016 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to continue to increase originations through this effort. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. On April 26, 2016, we introduced a Private Education Loan product permitting parents to borrow and fund their children's education without a student co-borrower (“Parent Loans”). As our business, capital and balance sheet continue to grow, we also expect to be able to achieve our annual Private Education Loan origination targets for the year without having to sell loans to third-parties. Originations were 9 percent higher in the first six months of 2016 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the six months ended June 30, 2016 were 747 and 88.8 percent, compared with 749 and 88.6 percent in the six months ended June 30, 2015, respectively.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of June 30, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 13.5 percent, a Tier 1 risk-based capital ratio of 13.5 percent, a Total risk-based capital ratio of 14.5 percent and a Tier 1 leverage ratio of 12.2 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2016 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans).
Enhance Customers' Experience By Further Improving Delivery of Products and Services
The Spin-Off provided us the opportunity to redesign our processes, procedures and customer experiences exclusively around our Private Education Loan products, rather than accommodating the servicing of those products as well as FFELP and Direct Student Loans serviced under direction of the Department of Education (“DOE”). In 2016, we will again focus on our new servicing platform and processes to specifically target further simplifications regarding important transitions in the life cycle of our customers’ Private Education Loan experience, including:

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
During the first half of 2016, we have worked to optimize the overall Enterprise Risk Management framework, including building out our Governance, Risk and Compliance platform. Significant strides were also made in model risk management and the DFAST program.
Successfully Launch One or More Complementary New Products to Increase Level of Engagement With Customers
In 2015, our management team began to consider expanding the suite of products we provide to customers.  Given our limited time and experience with our new originations platform and servicing capabilities, we prioritized opportunities to focus first on those that can leverage our core competencies and capabilities, rather than require the development or acquisition of new or alternative ones. For example, in the first quarter of 2016, we leveraged our experience with our Smart Option Student Loan products by launching a Parent Loan program designed for parents who wish to separately finance their children’s education, rather than cosign loans with their children. We believe there is a market for this product that is separate from the Smart Option Student Loan market, and we believe our product will be a competitive alternative to PLUS loans being offered by the DOE. This product complements our portfolio of Private Education Loan offerings, but is not expected to have a material impact on 2016 earnings.
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
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio. Our efficiency ratio is calculated by dividing our total expenses, excluding restructuring costs and other reorganization expenses, by net interest income (before provision for credit losses) and other income, excluding gains on sales of loans, net. This ratio was 41.6 percent for the three months ended June 30, 2016, compared with 49.9 percent for the three months ended June 30, 2015. This ratio was 41.0 percent for the first six months of 2016, compared with 47.3 percent for the first six months of 2015. The large improvement in the efficiency ratio in the first six months of 2016 was partially due to the one-time $10 million change in reserve estimates related to our Upromise rewards business recorded in the first quarter of 2016. We expect this ratio to decline steadily from the full-year 2015 efficiency ratio of 46.8 percent over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%	2016	2015	$	%
Interest income:
Loans	$252	$195	$57	29%	$497	$393	$104	26%
Investments	2	2	—	—	5	5	—	—
Cash and cash equivalents	1	1	—	—	3	2	1	—
Total interest income	255	198	57	29	505	400	105	26
Total interest expense	42	30	12	40	82	61	21	34
Net interest income	213	168	45	26	423	339	84	25
Less: provisions for credit losses	42	15	26	173	74	32	42	131
Net interest income after provisions for credit losses	171	153	19	12	349	307	42	14
Non-interest income:
Gains on sales of loans, net	—	77	(77)	(100)	—	77	(77)	(100)
Gains on derivatives and hedging activities, net	2	2	—	—	2	5	(3)	(60)
Other income	14	10	4	40	34	19	15	79
Total non-interest income	16	89	(73)	(82)	36	101	(65)	(64)
Expenses:
Operating expenses	95	90	5	6	188	171	17	10
Acquired intangible asset amortization expense	—	—	—	—	—	1	(1)	(100)
Restructuring and other reorganization expenses	—	1	(1)	(100)	—	5	(5)	(100)
Total expenses	95	91	4	4	188	177	11	6

Income before income tax expense	92	151	(59)	(39)	197	231	(34)	(15)
Income tax expense	35	60	(25)	(42)	74	92	(18)	(20)
Net income	57	91	(34)	(37)	123	139	(16)	(12)
Preferred stock dividends	5	5	—	—	10	10	—	—
Net income attributable to SLM Corporation common stock	$52	$86	$(34)	(40)%	$113	$129	$(16)	(12)%

Basic earnings per common share attributable to SLM Corporation	$0.12	$0.20	$(0.08)	(40)%	$0.26	$0.30	$(0.04)	(13)%

Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.20	$(0.08)	(40)%	$0.26	$0.30	$(0.04)	(13)%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
For the three months ended June 30, 2016, net income was $57 million, or $.12 diluted earnings per common share, compared with net income of $91 million, or $.20 diluted earnings per common share for the three months ended June 30, 2015. Net income was affected by a $77 million decrease in gains on sales of loans, a $26 million increase in provisions for credit losses and a $4 million increase in total expenses, which were offset by a $45 million increase in net interest income and a $25 million decrease in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $45 million in the current quarter compared with the year-ago quarter primarily due to a $2.9 billion increase in average Private Education Loans outstanding. Net interest margin increased by 33 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 17 basis point increase in our cost of funds. Our cost of funds increased primarily as a result of an increase in LIBOR rates that occurred in late 2015.
•Provisions for credit losses increased $26 million compared with the year-ago quarter. This increase was primarily the result of an additional $2.4 billion of loans in repayment in the second quarter of 2016, an increase in the Private Education Loan delinquency rate as a percentage of loans in repayment from 1.7 percent at June 30, 2015 to 2.1 percent at June 30, 2016, and a $33 million increase in loans classified as TDRs (where we provide for life-of-loan losses).
•Gains on sales of loans, net, decreased $77 million as there were no loan sales in the second quarter of 2016. In the year-ago quarter, we recorded a $77 million gain from the sale of $738 million of loans.
•Gains on derivatives and hedging activities, net, resulted in a net gain of $2 million in the second quarter of 2016, unchanged from a net gain of $2 million in the year-ago quarter.
•Other income increased $4 million compared with the year-ago quarter as a result of an increase in third-party servicing income and changes in the uncertain tax position indemnification.
•Second-quarter 2016 operating expenses (including acquired intangible asset amortization expense) were $95 million compared with $90 million in the year-ago quarter. The increase in operating expenses is primarily the result of increased personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense decreased $25 million compared with the year-ago quarter. The decrease in the second quarter effective tax rate to 37.7 percent from 39.8 percent in the year-ago quarter was primarily as a result of lower state tax rates.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
For the six months ended June 30, 2016, net income was $123 million, or $.26 diluted earnings per common share, compared with net income of $139 million, or $.30 diluted earnings per common share for the six months ended June 30, 2015. Net income was affected by a $77 million decrease in gains on sales of loans, a $42 million increase in provisions for credit losses and a $11 million increase in total expenses, which were offset by an $84 million increase in net interest income, a $15 million increase in other income that included a one-time $10 million change in reserve estimates related to our Upromise rewards business, and an $18 million decrease in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the first six months of 2016 compared with the year-ago period are as follows:
•Net interest income increased by $84 million in the first six months compared with the year-ago period primarily due to a $2.6 billion increase in average Private Education Loans outstanding. Net interest margin increased by 25 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 13 basis point increase in our cost of funds. Our cost of funds increased primarily as a result of an increase in LIBOR rates that occurred in late 2015.
•Provisions for credit losses increased $42 million compared with the year-ago period. This increase was primarily the result of an additional $2.4 billion of loans in repayment, an increase in the Private Education Loan delinquency rate as a percentage of loans in repayment from 1.7 percent at June 30, 2015 to 2.1 percent at June 30, 2016, and a $34 million increase in loans classified as TDRs (where we provide for life-of-loan losses).
•Gains on sales of loans, net, decreased $77 million as there were no loan sales in the first six months of 2016.
•Gains on derivatives and hedging activities, net, resulted in a net gain of $2 million in the first six months of 2016 compared with a net gain of $5 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In the first six months of 2016, we used fewer derivatives to economically hedge risk that did not qualify for hedge accounting treatment than in the year-ago quarter.
•Other income increased $15 million compared with the year-ago period. Of this increase, $10 million relates to a one-time gain resulting from a change in reserve estimates for our Upromise rewards program.
•First-half 2016 operating expenses (including acquired intangible asset amortization expense) were $188 million compared with $171 million in the year-ago quarter. The increase in operating expenses is primarily the result of increased personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense decreased $18 million compared with the year-ago period. The decrease in the first-half 2016 effective tax rate to 37.4 percent from 39.8 percent in the year-ago period was primarily as a result of lower state tax rates.
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
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment or that do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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
The following table shows the amount in “Gains on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015

Hedge ineffectiveness gains (losses)	$815	$523	$(1,880)	$645
Unrealized gains on instruments not in a hedging relationship	655	109	2,308	2,256
Interest reclassification	672	970	1,360	1,993
Gains on derivatives and hedging activities, net	$2,142	$1,602	$1,788	$4,894

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015

“Core Earnings” adjustments to GAAP:

GAAP net income	$57,205	$91,016	$123,120	$138,715
Preferred stock dividends	5,243	4,870	10,382	9,693
GAAP net income attributable to SLM Corporation common stock	$51,962	$86,146	$112,738	$129,022

Adjustments:
Net impact of derivative accounting(1)	(1,470)	(632)	(428)	(2,901)
Net tax effect(2)	(562)	(252)	(164)	(1,157)
Total “Core Earnings” adjustments to GAAP	(908)	(380)	(264)	(1,744)

“Core Earnings” attributable to SLM Corporation common stock	$51,054	$85,766	$112,474	$127,278

GAAP diluted earnings per common share	$0.12	$0.20	$0.26	$0.30
Derivative adjustments, net of tax	—	—	—	0.00
“Core Earnings” diluted earnings per common share	$0.12	$0.20	$0.26	$0.29
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$12,217,890	7.98%	$9,361,711	7.96%	$12,017,799	8.00%	$9,407,888	8.01%
FFELP Loans	1,076,419	3.48	1,194,309	3.22	1,089,836	3.45	1,214,384	3.20
Taxable securities	377,587	2.52	397,944	2.41	381,296	2.62	402,171	2.56
Cash and other short-term investments	979,096	0.49	1,286,644	0.25	1,148,708	0.50	1,271,137	0.25

Total interest-earning assets	14,650,992	7.01%	12,240,608	6.50%	14,637,639	6.93%	12,295,580	6.56%

Non-interest-earning assets	766,364		663,662		735,483		654,708

Total assets	$15,417,356		$12,904,270		$15,373,122		$12,950,288

Average Liabilities and Equity
Brokered deposits	$6,903,666	1.32%	$6,556,724	1.21%	$6,999,746	1.30%	$6,620,323	1.20%
Retail and other deposits	4,850,598	1.05	3,819,273	0.95	4,660,477	1.03	3,818,810	0.94
Other interest-bearing liabilities(1)	997,355	2.90	2,533	227.60	1,044,540	2.50	2,135	318.93
Total interest-bearing liabilities	12,751,619	1.34%	10,378,530	1.17%	12,704,763	1.30%	10,441,268	1.17%

Non-interest-bearing liabilities	487,851		593,443		522,002		620,760
Equity	2,177,886		1,932,297		2,146,357		1,888,260
Total liabilities and equity	$15,417,356		$12,904,270		$15,373,122		$12,950,288

Net interest margin		5.84%		5.51%		5.81%		5.56%

_________________

(1)
For the three and six months ended June 30, 2016, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our ABCP Facility. For the three and six months ended June 30, 2015, includes the amortization expense of transaction costs related to our ABCP Facility, under which nothing had been drawn as of June 30, 2015.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2016 vs. 2015
Interest income	$56,767	$16,164	$40,603
Interest expense	12,258	4,830	7,428
Net interest income	$44,509	$10,418	$34,091

Six Months Ended June 30, 2016 vs. 2015
Interest income	$104,866	$24,021	$80,845
Interest expense	21,448	7,145	14,303
Net interest income	$83,418	$15,384	$68,034

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,720,421	$485	$2,720,906	$2,823,035	$582	$2,823,617
Grace, repayment and other(2)	9,570,288	1,061,032	10,631,320	7,773,402	1,115,081	8,888,483
Total, gross	12,290,709	1,061,517	13,352,226	10,596,437	1,115,663	11,712,100
Deferred origination costs and unamortized premium	35,212	2,913	38,125	27,884	3,114	30,998
Allowance for loan losses	(142,628)	(2,297)	(144,925)	(108,816)	(3,691)	(112,507)
Total education loan portfolio	$12,183,293	$1,062,133	$13,245,426	$10,515,505	$1,115,086	$11,630,591

% of total	92%	8%	100%	90%	10%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Private Education Loans	$12,217,890	92%	$9,361,711	89%	$12,017,799	92%	$9,407,888	89%
FFELP Loans	1,076,419	8	1,194,309	11	1,089,836	8	1,214,384	11
Total portfolio	$13,294,309	100%	$10,556,020	100%	$13,107,635	100%	$10,622,272	100%

Education Loan Activity

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$12,021,022	$1,087,403	$13,108,425	$9,701,152	$1,207,862	$10,909,014
Acquisitions and originations	427,972	—	427,972	407,224	—	407,224
Capitalized interest and deferred origination cost premium amortization	50,270	9,496	59,766	37,060	10,335	47,395
Sales	(2,372)	—	(2,372)	(702,221)	—	(702,221)
Loan consolidation to third parties	(46,933)	(12,745)	(59,678)	(6,955)	(11,323)	(18,278)
Repayments and other	(266,666)	(22,021)	(288,687)	(191,001)	(29,225)	(220,226)
Ending balance	$12,183,293	$1,062,133	$13,245,426	$9,245,259	$1,177,649	$10,422,908

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	2,234,556	—	2,234,556	2,070,373	—	2,070,373
Capitalized interest and deferred origination cost premium amortization	100,797	18,716	119,513	75,787	21,122	96,909
Sales	(5,736)	—	(5,736)	(708,607)	—	(708,607)
Loan consolidation to third parties	(89,019)	(23,050)	(112,069)	(11,488)	(21,804)	(33,292)
Repayments and other	(572,810)	(48,619)	(621,429)	(427,453)	(84,808)	(512,261)
Ending balance	$12,183,293	$1,062,133	$13,245,426	$9,245,259	$1,177,649	$10,422,908

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Dollars in thousands)	2016	%	2015	%	2016	%	2015	%
Smart Option - interest only(1)	$101,840	24%	$89,404	23%	$564,772	25%	$507,126	25%
Smart Option - fixed pay(1)	117,283	28	111,574	29	683,146	31	619,237	30
Smart Option - deferred(1)	201,104	48	182,372	48	975,499	44	919,285	45
Smart Option - principal and interest	1,613	—	362	—	2,328	—	934	—
Parent Loan	1,510	—	—	—	1,510	—	—	—
Total Private Education Loan originations	$423,350	100%	$383,712	100%	$2,227,255	100%	$2,046,582	100%

Percentage of loans with a cosigner	78%		78%		89%		89%
Average FICO at approval	744		748		747		749
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$122,620	$3,629	$126,249	$85,236	$4,569	$89,805
Less:
Charge-offs	(23,903)	(347)	(24,250)	(13,278)	(479)	(13,757)
Loan sales(1)	(1,533)	—	(1,533)	(1,520)	—	(1,520)
Plus:
Recoveries	3,082	—	3,082	1,780	—	1,780
Provision for loan losses	42,362	(985)	41,377	15,092	466	15,558
Ending balance	$142,628	$2,297	$144,925	$87,310	$4,556	$91,866

Troubled debt restructurings(2)	$400,969	$—	$400,969	$189,585	$—	$189,585

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842
Less:
Charge-offs	(42,907)	(730)	(43,637)	(22,005)	(1,613)	(23,618)
Loan sales(1)	(3,607)	—	(3,607)	(3,702)	—	(3,702)
Plus:
Recoveries	4,125	—	4,125	3,168	—	3,168
Provision for loan losses	76,201	(664)	75,537	31,275	901	32,176
Ending balance	$142,628	$2,297	$144,925	$87,310	$4,556	$91,866

Troubled debt restructurings(2)	$400,969	$—	$400,969	$189,585	$—	$189,585

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2016, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for loan losses increased $27 million in the second quarter of 2016 compared with the year-ago period. This increase was primarily the result of an additional $2.4 billion of loans in repayment in the second quarter of 2016, an increase in the delinquency rate as a percentage of loans in repayment from 1.7 percent at June 30, 2015 to 2.1 percent at June 30, 2016, and a $33 million increase in loans classified as TDRs (where we provide for life-of-loan losses).
Total loans delinquent (as a percentage of loans in repayment) have increased to 2.1 percent in the second quarter of 2016 from 1.7 percent in the year-ago period.  The increase in the delinquency rate was primarily due to the significant increase in loans in full principal and interest repayment status, which increased to 35 percent of our total Private Education Loan portfolio at June 30, 2016 from 30 percent of our total Private Education Loan portfolio at June 30, 2015. Losses on Private Education Loans are highest when they first enter repayment status. Loans in forbearance (as a percentage of loans in repayment and forbearance) have decreased to 2.9 percent in the second quarter of 2016 from 5.7 percent in the year-ago period. On June 1, 2015, the FDIC published FIL-23-2015, which encouraged lenders to provide aid to customers affected by the floods in Texas in the spring of 2015. A one-time, two month disaster forbearance was granted to all student loan customers resident in the impacted area. This doubled our forbearance rate in June 2015. Substantially all of the borrowers were current at the time the forbearance was granted.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2015 Form 10-K.
Prior to the Spin-Off, the Bank sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require the Purchasers to purchase loans (at fair value) for which the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2016, we held approximately $76 million of Split Loans.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	June 30,
	2016		2015
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,020,242		$3,304,171
Loans in forbearance(2)(3)	241,433		342,121
Loans in repayment and percentage of each status:
Loans current	7,860,994	97.9%	5,570,389	98.3%
Loans delinquent 31-60 days(4)	87,990	1.1	57,884	1.0
Loans delinquent 61-90 days(4)	56,377	0.7	28,306	0.5
Loans delinquent greater than 90 days(4)	23,673	0.3	10,066	0.2
Total Private Education Loans in repayment	8,029,034	100.0%	5,666,645	100.0%
Total Private Education Loans, gross	12,290,709		9,312,937
Private Education Loan deferred origination costs	35,212		19,632
Total Private Education Loans	12,325,921		9,332,569
Private Education Loan allowance for losses	(142,628)		(87,310)
Total Private Education Loans, net	$12,183,293		$9,245,259

Percentage of Private Education Loans in repayment		65.3%		60.8%

Delinquencies as a percentage of Private Education Loans in repayment		2.1%		1.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance(3)		2.9%		5.7%
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

(3)
On June 1, 2015, the FDIC published FIL-23-2015, which encouraged lenders to provide aid to customers affected by the floods in Texas in the spring of 2015. A one-time, two month disaster forbearance was granted to all student loan customers resident in the impacted area. This doubled our forbearance rate in June 2015. Substantially all of the borrowers were current at the time the forbearance was granted.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

At June 30, 2016 and June 30, 2015, 35 percent and 30 percent, respectively, of our portfolio of Private Education Loans have entered full principal and interest repayment status after any applicable grace periods.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance at beginning of period	$122,620	$85,236	$108,816	$78,574
Provision for Private Education Loan losses	42,362	15,092	76,201	31,275
Net charge-offs:
Charge-offs	(23,903)	(13,278)	(42,907)	(22,005)
Recoveries	3,082	1,780	4,125	3,168
Net charge-offs	(20,821)	(11,498)	(38,782)	(18,837)
Loan sales(1)	(1,533)	(1,520)	(3,607)	(3,702)
Allowance at end of period	$142,628	$87,310	$142,628	$87,310

Allowance as a percentage of ending total loans	1.16%	0.94%	1.16%	0.94%
Allowance as a percentage of ending loans in repayment	1.78%	1.54%	1.78%	1.54%
Allowance coverage of net charge-offs (annualized)	1.71	1.90	1.84	2.32
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.05%	0.81%	1.01%	0.66%
Delinquencies as a percentage of ending loans in repayment(2)	2.09%	1.70%	2.09%	1.70%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	2.92%	5.69%	2.92%	5.69%
Ending total loans, gross	$12,290,709	$9,312,937	$12,290,709	$9,312,937
Average loans in repayment(2)	$7,894,340	$5,712,559	$7,695,889	$5,667,912
Ending loans in repayment(2)	$8,029,034	$5,666,645	$8,029,034	$5,666,645
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment increased at June 30, 2016 compared with June 30, 2015 because of an increase in the relative size of the loan portfolio, an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2016, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 76 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,020	$4,020
Loans in forbearance	141	41	28	18	13	—	241
Loans in repayment - current	3,525	2,223	1,148	537	429	—	7,862
Loans in repayment - delinquent 31-60 days	43	20	12	7	7	—	89
Loans in repayment - delinquent 61-90 days	30	11	7	4	4	—	56
Loans in repayment - delinquent greater than 90 days	13	4	3	2	1	—	23
Total	$3,752	$2,299	$1,198	$568	$454	$4,020	12,291
Deferred origination costs							35
Allowance for loan losses							(143)
Total Private Education Loans, net							$12,183

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.70%	0.50%	0.34%	0.22%	0.16%	—%	2.92%

(Dollars in millions) June 30, 2015	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,304	$3,304
Loans in forbearance	221	58	34	19	10	—	342
Loans in repayment - current	2,778	1,470	728	355	241	—	5,572
Loans in repayment - delinquent 31-60 days	32	12	6	4	4	—	58
Loans in repayment - delinquent 61-90 days	17	4	3	2	2	—	28
Loans in repayment - delinquent greater than 90 days	7	1	1	—	—	—	9
Total	$3,055	$1,545	$772	$380	$257	$3,304	9,313
Unamortized discount							19
Allowance for loan losses							(87)
Total Private Education Loans, net							$9,245

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	3.68%	0.97%	0.57%	0.32%	0.17%	—%	5.69%

Private Education Loan Types
The following table provides information regarding the repayment balance by loan type at June 30, 2016 and December 31, 2015.

	June 30, 2016
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$172,518	$1,495	$7,840,947	$14,074	$8,029,034
$ in total	$331,784	$1,503	$11,942,789	$14,633	$12,290,709

	December 31, 2015
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$141,900	$—	$6,769,788	$15,578	$6,927,266
$ in total	$302,949	$—	$10,277,517	$15,971	$10,596,437
_______

(1)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2016	$695,680	$895	$3,241
December 31, 2015	$542,919	$791	$3,332
June 30, 2015	$539,283	$362	$2,156

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2016	December 31, 2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$19,601	$9,817
Sallie Mae Bank(1)	1,023,314	2,406,402
Available-for-sale investments	206,785	195,391
Total unrestricted cash and liquid investments	$1,249,700	$2,611,610
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$22,232	$16,780	$17,961	$15,480
Sallie Mae Bank(1)	925,132	1,264,466	1,100,405	1,250,666
Available-for-sale investments	204,110	170,346	201,200	170,008
Total unrestricted cash and liquid investments	$1,151,474	$1,451,592	$1,319,566	$1,436,154
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Deposits - interest bearing	$11,898,925	$11,487,006
Deposits - non-interest bearing	1,158	701
Total deposits	$11,900,083	$11,487,707

Our total deposits of $11.9 billion were comprised of $6.9 billion in brokered deposits and $5.0 billion in retail and other deposits at June 30, 2016, compared to $11.5 billion, which were comprised of $7.3 billion in brokered deposits and $4.2 billion in retail and other deposits, at December 31, 2015.
Interest Bearing
Interest bearing deposits as of June 30, 2016 and December 31, 2015 consisted of non-maturity savings and MMDAs, brokered and retail CDs, and brokered MMDAs. Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended June 30, 2016 and 2015, respectively, and placement fee expense of $5.2 million and $5.4 million in the six months ended June 30, 2016 and 2015, respectively. Fees paid to third-party brokers related to brokered CDs were $0.1 million for the three months ended June 30, 2016 and $2.9 million for the six months ended June 30, 2016. There were no such fees paid in the three and six months ended June 30, 2015.
Interest bearing deposits at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,216,901	1.23%	$4,886,299	1.19%
Savings	666,918	0.82	669,254	0.82
Certificates of deposit	6,015,106	1.19	5,931,453	0.98
Deposits - interest bearing	$11,898,925		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2016 and December 31, 2015, there were $306.2 million and $709.9 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $17.8 million and $15.7 million at June 30, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $1.2 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

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
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. Credit Support Annexes (“CSAs”), or clearinghouses for over-the-counter derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position, less any collateral held by us and plus collateral posted with the counterparty.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of June 30, 2016, $5.5 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 89.5 percent of our total notional derivative contracts of $6.1 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position, less collateral held by us and plus collateral posted with the counterparty.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2016.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$55,842
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	38.63%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		"Well Capitalized" Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,863,583	13.5%	$898,253	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,863,583	13.5%	$1,105,543	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,009,072	14.5%	$1,381,928	>	10.0%
Tier 1 Capital (to Average Assets)	$1,863,583	12.2%	$763,839	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC - administered Deposit Insurance Fund (the “DIF”). The Bank is required by its regulators, the Utah Department of Financial Institutions (“UDFI”) and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2016. As our balance sheet continues to grow in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld as a result of award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of June 30, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 13.5 percent, a Tier 1 risk-based capital ratio of 13.5 percent, a Total risk-based capital ratio of 14.5 percent and a Tier 1 leverage ratio of 12.2 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and six months ended June 30, 2016 and June 30, 2015. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowings

Outstanding borrowings consist of secured borrowings executed through our term ABS program and our ABCP funding facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$1,038,029	$1,038,029	$—	$579,101	$579,101
ABCP Facility	—	—	—	500,175	—	500,175
Total	$—	$1,038,029	$1,038,029	$500,175	$579,101	$1,079,276

On May 26, 2016, we executed our $551 million SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. At June 30, 2016, $583 million of our Private Education Loans were encumbered as a result of this transaction.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at June 30, 2016. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three and six months ended June 30, 2016 and in the year ended December 31, 2015.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.8 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and six months ended June 30, 2016 and in the year ended December 31, 2015.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2016, we had $1.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year. At June 30, 2016, we had a $0.6 million reserve recorded in "Other Liabilities" to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the second quarter of 2016.

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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2016 and 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in the future.
In the first quarter of 2016, we made a minor change to our interest rate sensitivity model. As the result of an evaluation of historical data, correlation coefficients between certain short-term rate indices to 1-month LIBOR were increased for interest rate risk modeling purposes, increasing our measured sensitivity to changes in market rates. These rate indices included the Fed Funds effective rate, Prime rate and the 3-month Treasury rate, among others. We believe using higher coefficients will provide improved modeling accuracy. The most significant impact of this change was the impact on the treatment of our cash balances, which are placed at the FRB as excess deposits, earning the Fed Funds discount rate. This change resulted in a slightly higher measure of sensitivity to interest rate changes in the first quarter of 2016.

	June 30,
	2016		2015
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+6.9%	+2.2%	+6.9%	+2.2%
EAR - Ramp	+5.8%	+2.1%	+5.7%	+1.8%
EVE	-0.2%	-0.2%	-5.7%	-2.5%

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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which in turn includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive Floor Income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from asset securitization. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat over the near term when interest rates rise. Over the long term, however, the EVE sensitivity analysis shows a nearly rate neutral position.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$150.9	$—	$150.9
Prime	monthly	6.9	—	6.9
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	9,979.0	5,954.0	4,025.0
1-month LIBOR	daily	910.7	—	910.7
Non-Discrete reset(2)	daily/weekly	1,077.2	2,671.3	(1,594.1)
Fixed Rate(3)		3,505.3	6,605.5	(3,100.2)
Total		$15,630.0	$15,630.0	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, 3-month LIBOR and Non-Discrete categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $1.8 billion of equity and $0.5 billion of non-interest bearing liabilities. In addition, the fixed-rate funding position includes $1.2 billion of brokered CDs, which have been swapped to 1-month LIBOR, but do not qualify for hedge accounting.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2016.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.98
Cash and investments	0.75
Total earning assets	5.51

Deposits
Short-term deposits	0.05
Long-term deposits	2.35
Total deposits	0.72

Borrowings
Short-term borrowings	—
Long-term borrowings	4.33
Total borrowings	4.33

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Regulatory Update

At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. On May 13, 2014, the Bank reached a settlement with the DOJ regarding compliance issues with the SCRA. At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
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
As required by the FDIC Consent Order and the DOJ Consent Order, the Bank has implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. At this time, we believe the Bank is in compliance with all provisions of both the FDIC Consent Order and the DOJ Consent Order applicable to it. Notwithstanding the CFPB’s assumption of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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
Item 1A. Risk Factors
Our business activities involve a variety of risks. In addition to the risk factor below, readers should carefully consider the risk factors disclosed in Item 1A. "Risk Factors" of our 2015 Form 10-K.

Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, results of operations and cash flows.
Since 2010, both the number of bills introduced in the United States Congress to promote Federal financing for consolidation or refinancing of existing student loans, as well as the number of lenders offering similar products, have increased. To date, we have experienced no significant increase in consolidation or refinancing of our existing Private Education Loans. We believe the design of our products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable interest rates, creates sustainable, competitive loan products. However, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates - whether from Federal or private sources - could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2016.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2016	92,771	$6.58	—	—
May 1 - May 31, 2016	133,912	$6.77	—	—
June 1 - June 30, 2016	36,535	$6.58	—	—
Total second-quarter 2016	263,218	$6.68	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2016 was $6.18.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 20, 2016