Form 10-Q
period 2016-09-30
SLM CORP
filed 2016-10-19
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2016
Common Stock, $0.20 par value	428,267,726 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,454,938	$2,416,219
Available-for-sale investments at fair value (cost of $209,464 and $196,402, respectively)	213,176	195,391
Loans held for investment (net of allowance for losses of $164,839 and $112,507, respectively)	14,760,504	11,630,591
Restricted cash and investments	38,256	27,980
Other interest-earning assets	47,283	54,845
Accrued interest receivable	805,647	564,496
Premises and equipment, net	86,721	81,273
Tax indemnification receivable	276,543	186,076
Other assets	62,545	57,227
Total assets	$17,745,613	$15,214,098

Liabilities
Deposits	$12,941,345	$11,487,707
Short-term borrowings	350,000	500,175
Long-term borrowings	1,577,689	579,101
Income taxes payable, net	199,813	166,662
Upromise related liabilities	259,290	275,384
Other liabilities	157,980	108,746
Total liabilities	15,486,117	13,117,775

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 434.4 million and 430.7 million shares issued, respectively	86,881	86,136
Additional paid-in capital	1,157,248	1,135,860
Accumulated other comprehensive loss (net of tax benefit of $17,253 and $9,949, respectively)	(27,813)	(16,059)
Retained earnings	530,594	366,609
Total SLM Corporation stockholders’ equity before treasury stock	2,311,910	2,137,546
Less: Common stock held in treasury at cost: 6.1 million and 4.4 million shares, respectively	(52,414)	(41,223)
Total equity	2,259,496	2,096,323
Total liabilities and equity	$17,745,613	$15,214,098

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans	$268,341	$205,274	$765,246	$598,417
Investments	2,193	2,640	7,155	7,746
Cash and cash equivalents	2,003	987	4,832	2,568
Total interest income	272,537	208,901	777,233	608,731
Interest expense:
Deposits	38,210	29,110	107,633	86,961
Interest expense on short-term borrowings	1,604	1,951	5,827	4,719
Interest expense on long-term borrowings	9,448	2,398	17,869	2,398
Total interest expense	49,262	33,459	131,329	94,078
Net interest income	223,275	175,442	645,904	514,653
Less: provisions for credit losses	41,784	27,497	116,179	59,673
Net interest income after provisions for credit losses	181,491	147,945	529,725	454,980
Non-interest income:
Gains on sales of loans, net	—	—	—	76,874
Gains (losses) on derivatives and hedging activities, net	1,368	(547)	3,156	4,347
Other income	21,598	10,455	56,309	29,374
Total non-interest income	22,966	9,908	59,465	110,595
Non-interest expenses:
Compensation and benefits	43,380	39,304	138,659	119,079
FDIC assessment fees	5,095	3,801	13,548	10,230
Other operating expenses	51,234	49,759	135,164	134,541
Total operating expenses	99,709	92,864	287,371	263,850
Acquired intangible asset amortization expense	226	370	747	1,110
Restructuring and other reorganization expenses	—	910	—	6,311
Total non-interest expenses	99,935	94,144	288,118	271,271
Income before income tax expense	104,522	63,709	301,072	294,304
Income tax expense	47,557	17,985	120,987	109,865
Net income	56,965	45,724	180,085	184,439
Preferred stock dividends	5,316	4,913	15,698	14,606
Net income attributable to SLM Corporation common stock	$51,649	$40,811	$164,387	$169,833
Basic earnings per common share attributable to SLM Corporation	$0.12	$0.10	$0.38	$0.40
Average common shares outstanding	428,077	426,019	427,711	425,384
Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.09	$0.38	$0.39
Average common and common equivalent shares outstanding	433,523	432,547	432,079	432,531

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$56,965	$45,724	$180,085	$184,439
Other comprehensive income (loss):
Unrealized gains (losses) on investments	406	2,008	4,723	(499)
Unrealized gains (losses) on cash flow hedges	9,324	(21,751)	(23,782)	(19,284)
Total unrealized gains (losses)	9,730	(19,743)	(19,059)	(19,783)
Income tax (expense) benefit	(3,690)	7,676	7,305	7,661
Other comprehensive income (loss), net of tax (expense) benefit	6,040	(12,067)	(11,754)	(12,122)
Total comprehensive income	$63,005	$33,657	$168,331	$172,317

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	184,439	—	184,439
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(12,122)	—	—	(12,122)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	172,317
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(8,625)	—	(8,625)
Preferred Stock, series B ($.51 per share)	—	—	—	—	—	—	—	—	(5,981)	—	(5,981)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,138	—	(1,138)		—
Issuance of common shares	—	5,569,853	—	5,569,853	—	1,114	14,329	—	—	—	15,443
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	6,093	—	—	—	6,093
Stock-based compensation expense	—	—	—	—	—	—	16,423	—	—	—	16,423
Shares repurchased related to employee stock-based compensation plans	—	—	(2,900,266)	(2,900,266)	—	—	—	—	—	(28,294)	(28,294)
Balance at September 30, 2015	7,300,000	430,373,978	(4,265,543)	426,108,435	$565,000	$86,075	$1,128,494	$(23,515)	$281,761	$(40,481)	$1,997,334

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	180,085	—	180,085
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(11,754)	—	—	(11,754)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	168,331
Cash dividends:
Preferred Stock, series A ($0.87 per share)	—	—	—	—	—	—	—	—	(8,625)	—	(8,625)
Preferred Stock, series B ($0.65 per share)	—	—	—	—	—	—	—	—	(7,073)	—	(7,073)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	402	—	(402)	—	—
Issuance of common shares	—	3,727,574		3,727,574	—	745	5,493	—	—	—	6,238
Tax deficiency related to employee stock-based compensation	—	—	—	—	—	—	(2,457)	—	—	—	(2,457)
Stock-based compensation expense	—	—	—	—	—	—	17,950	—	—	—	17,950
Shares repurchased related to employee stock-based compensation plans	—	—	(1,763,092)	(1,763,092)	—	—	—	—	—	(11,191)	(11,191)
Balance at September 30, 2016	7,300,000	434,405,008	(6,137,282)	428,267,726	$565,000	$86,881	$1,157,248	$(27,813)	$530,594	$(52,414)	$2,259,496

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$180,085	$184,439
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	116,179	59,673
Income tax expense	120,987	109,865
Amortization of brokered deposit placement fee	7,766	8,006
Amortization of ABCP Facility upfront fee	866	1,790
Amortization of deferred loan origination costs and fees, net	4,304	2,563
Net amortization of discount on investments	1,387	1,332
Interest income on tax indemnification receivable	(14,386)	(5,118)
Depreciation of premises and equipment	6,896	5,427
Amortization of acquired intangibles	747	1,110
Stock-based compensation expense	17,950	16,423
Unrealized gains on derivative and hedging activities, net	(1,881)	(1,985)
Gains on sale of loans, net	—	(76,874)
Other adjustments to net income, net	2,540	216
Changes in operating assets and liabilities:
Net decrease in loans held for sale	—	55
Origination of loans held for sale	—	(55)
Increase in accrued interest receivable	(430,441)	(316,263)
Decrease (increase) in restricted cash and investments - other	1,564	(2,596)
Decrease in other interest-earning assets	7,562	24,875
Decrease in tax indemnification receivable	44,725	44,725
Increase in other assets	(22,879)	(18,022)
Decrease in income taxes payable, net	(201,338)	(176,172)
Increase in accrued interest payable	10,202	7,227
Increase (decrease) in payable due to entity that is a subsidiary of Navient	658	(5,368)
Increase in other liabilities	7,131	5,895
Total adjustments	(319,461)	(313,271)
Total net cash used in operating activities	(139,376)	(128,832)
Investing activities
Loans acquired and originated	(4,072,631)	(3,786,946)
Net proceeds from sales of loans held for investment	7,912	790,094
Proceeds from claim payments	49,742	91,000
Net decrease in loans held for investment	953,715	672,665
Increase in restricted cash and investments - variable interest entities	(11,840)	(18,205)
Purchases of available-for-sale securities	(40,767)	(50,062)
Proceeds from sales and maturities of available-for-sale securities	26,318	26,222
Total net cash used in investing activities	(3,087,551)	(2,275,232)
Financing activities
Brokered deposit placement fee	(3,953)	(477)
Net increase in certificates of deposit	481,623	161,096
Net increase (decrease) in other deposits	961,123	(129,412)
Issuance costs for collateralized borrowings	(1,351)	—
Borrowings collateralized by loans in securitization trusts - issued	1,104,551	620,681
Borrowings collateralized by loans in securitization trusts - repaid	(106,567)	(27,195)

Borrowings under ABCP Facility	376,325	713,746
Repayment of borrowings under ABCP Facility	(526,500)	(3,741)
Fees paid on ABCP Facility	(1,450)	(104)
Excess tax (expense) benefit from the exercise of stock-based awards	(2,457)	6,093
Preferred stock dividends paid	(15,698)	(14,606)
Net cash provided by financing activities	2,265,646	1,326,081
Net decrease in cash and cash equivalents	(961,281)	(1,077,983)
Cash and cash equivalents at beginning of period	2,416,219	2,359,780
Cash and cash equivalents at end of period	$1,454,938	$1,281,797
Cash disbursements made for:
Interest	$119,812	$79,917
Income taxes paid	$201,218	$171,194
Income taxes received	$(86)	$(80)
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Correction Recorded in the Current Period
We recognized in the current period adjustments for tax positions relating to historical transactions among entities that are now subsidiaries of Navient Corporation (“Navient”) that should have been recorded at the time of the separation of Navient from SLM (the “Spin-Off”), which occurred on April 30, 2014. We have evaluated the quantitative and qualitative materiality of these errors to all of the relevant periods and concluded that the out of period correction to recognize the asset, liabilities and income statement impacts in the quarter ended September 30, 2016 is not material to our consolidated financial statements for any of the relevant periods. The adjustments increased our tax indemnification receivable and income taxes payable by $120 million and increased our other income and income tax expense by $9 million, as we believe we are indemnified by Navient for these additional tax liabilities. Accordingly, there was no effect on equity or net income as a result of these errors in the current or prior periods. Prospectively, these uncertain tax position liabilities and related assets will be accounted for consistent with our existing accounting policies for these kinds of assets and liabilities.
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
Loan Interest Income
For loans classified as “held for investment,” we recognize interest income as earned, adjusted for the amortization of deferred direct origination costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. We consider our constant prepayment rate (“CPR”) estimates a significant accounting assumption used to measure the expected prepayment activity in our education loan portfolio. The estimates are based on a number of factors such as historical prepayment rates for loans with similar loan characteristics, assumptions about portfolio composition and loan terms, and the prepayment curve’s tendency to follow a ramp pattern (i.e., the prepayment rate typically increases during the in-school and early repayment periods, then stabilizes). The CPR measures the expected prepayment activity over the life of the loan and is applied as a flat-rate input assumption when used in forecasting.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Our CPR estimates include the effect of voluntary prepayments, education loan defaults, and consolidation (if the loans are consolidated to third parties), all of which shorten the lives of loans. CPR estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. In instances where there are changes to the assumptions, amortization of deferred direct origination costs is adjusted on a cumulative basis to reflect the change since the origination of the loan. We also pay to the U.S. Department of Education (“ED”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of education loans when they are classified as “held-for-sale.”
We recognize certain fee income (primarily late fees) on education loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectibility. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
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
On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We continue to evaluate the impact of the adoption of this standard on our consolidated financial statements, and at this time we expect the standard to result in immaterial volatility in earnings caused by the change in the treatment of the tax benefits or deficiencies related to share-based payments at settlement (or expiration) through “income tax expense” in our consolidated statements of income.
On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. Under this standard, we will be required to hold an allowance equal to the expected life-of-loan losses on our loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. While we are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements, we expect the adoption to have a material impact on our consolidated financial statements and capital ratios.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of September 30, 2016, 81 percent of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also provide total cost incentives for customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	September 30,	December 31,
	2016	2015
Private Education Loans	$13,848,262	$10,596,437
Deferred origination costs	40,327	27,884
Allowance for loan losses	(162,630)	(108,816)
Total Private Education Loans, net	13,725,959	10,515,505

FFELP Loans	1,033,929	1,115,663
Unamortized acquisition costs, net	2,825	3,114
Allowance for loan losses	(2,209)	(3,691)
Total FFELP Loans, net	1,034,545	1,115,086

Loans held for investment, net	$14,760,504	$11,630,591

The estimated weighted average life of education loans in our portfolio was approximately 6.0 years and 6.2 years at September 30, 2016 and December 31, 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of education loans in our portfolio are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$12,881,890	8.00%	$9,869,025	7.87%	$12,307,932	8.00%	$9,563,290	7.96%
FFELP Loans	1,049,803	3.52	1,161,288	3.27	1,076,394	3.48	1,196,491	3.22
Total portfolio	$13,931,693		$11,030,313		$13,384,326		$10,759,781

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$2,297	$142,628	$144,925
Total provision	268	40,502	40,770
Net charge-offs:
Charge-offs	(356)	(22,072)	(22,428)
Recoveries	—	2,973	2,973
Net charge-offs	(356)	(19,099)	(19,455)
Loan sales(1)	—	(1,401)	(1,401)
Ending Balance	$2,209	$162,630	$164,839
Allowance:
Ending balance: individually evaluated for impairment	$—	$77,521	$77,521
Ending balance: collectively evaluated for impairment	$2,209	$85,109	$87,318
Loans:
Ending balance: individually evaluated for impairment	$—	$503,632	$503,632
Ending balance: collectively evaluated for impairment	$1,033,929	$13,344,630	$14,378,559
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.18%	0.91%
Allowance as a percentage of the ending total loan balance	0.21%	1.17%
Allowance as a percentage of the ending loans in repayment(2)	0.28%	1.83%
Allowance coverage of net charge-offs (annualized)	1.55	2.13
Ending total loans, gross	$1,033,929	$13,848,262
Average loans in repayment(2)	$791,296	$8,420,625
Ending loans in repayment(2)	$795,665	$8,905,812

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,691	$108,816	$112,507
Total provision	(396)	116,703	116,307
Net charge-offs:
Charge-offs	(1,086)	(64,979)	(66,065)
Recoveries	—	7,098	7,098
Net charge-offs	(1,086)	(57,881)	(58,967)
Loan sales(1)	—	(5,008)	(5,008)
Ending Balance	$2,209	$162,630	$164,839
Allowance:
Ending balance: individually evaluated for impairment	$—	$77,521	$77,521
Ending balance: collectively evaluated for impairment	$2,209	$85,109	$87,318
Loans:
Ending balance: individually evaluated for impairment	$—	$503,632	$503,632
Ending balance: collectively evaluated for impairment	$1,033,929	$13,344,630	$14,378,559
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.18%	0.97%
Allowance as a percentage of the ending total loan balance	0.21%	1.17%
Allowance as a percentage of the ending loans in repayment(2)	0.28%	1.83%
Allowance coverage of net charge-offs (annualized)	1.53	2.11
Ending total loans, gross	$1,033,929	$13,848,262
Average loans in repayment(2)	$795,452	$7,952,469
Ending loans in repayment(2)	$795,665	$8,905,812

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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 25 percent and 23 percent of the loans granted forbearance as of September 30, 2016 and December 31, 2015, respectively, have been classified as TDRs due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2015 Form 10-K.
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
At September 30, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2016
TDR Loans	$510,361	$503,632	$77,521

December 31, 2015
TDR Loans	$269,628	$265,831	$43,480

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$454,395	$8,116	$210,039	$4,198

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$373,747	$20,396	$150,240	$9,314

The following table provides information regarding the loan status of TDR loans.

	September 30,		December 31,
	2016		2015
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$22,544		$6,869
TDR loans in forbearance(2)	72,386		43,756
TDR loans in repayment(3) and percentage of each status:
Loans current	366,000	89.6%	185,936	86.4%
Loans delinquent 31-60 days(4)	21,781	5.3	14,948	6.9
Loans delinquent 61-90 days(4)	13,411	3.3	9,239	4.3
Loans delinquent greater than 90 days(4)	7,510	1.8	5,083	2.4
Total TDR loans in repayment	408,702	100.0%	215,206	100.0%
Total TDR loans, gross	$503,632		$265,831
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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$116,419	$5,925	$23,326	$49,975	$3,456	$16,719

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$270,266	$16,357	$70,401	$189,066	$5,845	$29,895
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	September 30, 2016		December 31, 2015
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$12,456,310	90%	$9,515,136	90%
Without cosigner	1,391,952	10	1,081,301	10
Total	$13,848,262	100%	$10,596,437	100%

FICO at Original Approval:
Less than 670	$889,151	6%	$700,779	7%
670-699	2,025,444	15	1,554,959	15
700-749	4,492,235	32	3,403,823	32
Greater than or equal to 750	6,441,432	47	4,936,876	46
Total	$13,848,262	100%	$10,596,437	100%

Seasoning(2):
1-12 payments	$4,307,106	31%	$3,059,901	29%
13-24 payments	2,398,396	17	2,096,412	20
25-36 payments	1,357,242	10	1,084,818	10
37-48 payments	630,420	4	513,125	5
More than 48 payments	492,157	4	414,217	4
Not yet in repayment	4,662,941	34	3,427,964	32
Total	$13,848,262	100%	$10,596,437	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	September 30,		December 31,
	2016		2015
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,662,941		$3,427,964
Loans in forbearance(2)	279,509		241,207
Loans in repayment and percentage of each status:
Loans current	8,724,365	98.0%	6,773,095	97.8%
Loans delinquent 31-60 days(3)	108,591	1.2	91,129	1.3
Loans delinquent 61-90 days(3)	51,029	0.6	42,048	0.6
Loans delinquent greater than 90 days(3)	21,827	0.2	20,994	0.3
Total Private Education Loans in repayment	8,905,812	100.0%	6,927,266	100.0%
Total Private Education loans, gross	13,848,262		10,596,437
Private Education Loans deferred origination costs	40,327		27,884
Total Private Education Loans	13,888,589		10,624,321
Private Education Loans allowance for losses	(162,630)		(108,816)
Private Education Loans, net	$13,725,959		$10,515,505
Percentage of Private Education Loans in repayment		64.3%		65.4%
Delinquencies as a percentage of Private Education Loans in repayment		2.0%		2.2%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.0%		3.4%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2016	$773,967	$803	$3,562
December 31, 2015	$542,919	$791	$3,332

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Deposits - interest bearing	$12,941,020	$11,487,006
Deposits - non-interest bearing	325	701
Total deposits	$12,941,345	$11,487,707
Interest Bearing
Interest bearing deposits as of September 30, 2016 and December 31, 2015 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and brokered and retail certificates of deposit (“CDs”). Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended September 30, 2016 and 2015, respectively, and placement fee expense of $7.8 million and $8.0 million in the nine months ended September 30, 2016 and 2015, respectively. Fees paid to third-party brokers related to brokered CDs were $1.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest bearing deposits at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016		December 31, 2015
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,859,986	1.20%	$4,886,299	1.19%
Savings	660,099	0.82	669,254	0.82
Certificates of deposit	6,420,935	1.24	5,931,453	0.98
Deposits - interest bearing	$12,941,020		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2016 and December 31, 2015, there were $363.2 million and $709.9 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $24.9 million and $15.7 million at September 30, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $0.3 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our secured borrowings at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$1,577,689	$1,577,689	$—	$579,101	$579,101
ABCP Facility	350,000	—	350,000	500,175	—	500,175
Total	$350,000	$1,577,689	$1,927,689	$500,175	$579,101	$1,079,276

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
On February 25, 2016, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750.0 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750.0 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3‑month LIBOR plus 1.00 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 23, 2017. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 23, 2018 (or earlier, if certain material adverse events occur). At September 30, 2016, $350 million was outstanding under the ABCP Facility. At September 30, 2016, $428.7 million of our Private Education Loans were encumbered to support outstandings under the ABCP Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The ABCP Facility’s contractual maturity is two years from the date of inception or renewal (one year revolving period plus a one year amortization period); however, we classify advances under our ABCP Facility as short-term borrowings because it is our intention to repay those advances within one year.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

On May 26, 2016, we executed our $551 million SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. The Class A notes had a weighted average life of 4.01 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.38 percent. At September 30, 2016, $571 million of our Private Education Loans were encumbered as a result of this transaction.
On July 21, 2016, we executed our $657 million SMB Private Education Loan Trust 2016-B term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $607 million of Class A notes from the securitization were sold to third parties, raising $607 million of gross proceeds. The Class A notes had a weighted average life of 4.01 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.36 percent. At September 30, 2016, $692 million of our Private Education Loans were encumbered as a result of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2015-B	July 2015	$630,800	1-month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan and accrued interest amount securitized at inception in 2015		$745,580

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
2016-B	July 2016	$607,000	1-month LIBOR plus 1.36%	4.01
Total notes issued in 2016		$1,108,000

Total loan and accrued interest amount securitized at inception in 2016		$1,364,481

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$1,577,689	$1,577,689	$1,901,146	$27,597	$133,896	$2,062,639
ABCP Facility	350,000	—	350,000	428,706	6,682	29,413	464,801
Total	$350,000	$1,577,689	$1,927,689	$2,329,852	$34,279	$163,309	$2,527,440
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$579,101	$579,101	$687,298	$9,996	$45,566	$742,860
ABCP Facility	500,175	—	500,175	923,687	12,443	58,095	994,225
Total	$500,175	$579,101	$1,079,276	$1,610,985	$22,439	$103,661	$1,737,085
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at September 30, 2016. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three and nine months ended September 30, 2016 and in the year ended December 31, 2015.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.5 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and nine months ended September 30, 2016 and in the year ended December 31, 2015.

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
On May 26, 2016, we executed a $551 million Private Education Loan Trust term ABS transaction that was accounted for as a secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. At September 30, 2016, $571 million of our Private Education Loans were encumbered as a result of this transaction.
On July 21, 2016, we executed a $657 million Private Education Loan Trust term ABS transaction that was accounted for as a secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $607 million of Class A notes from the securitization were sold to third parties, raising $607 million of gross proceeds. At September 30, 2016, $692 million of our Private Education Loans were encumbered as a result of this transaction.

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
Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held and plus collateral posted. When the fair value of a derivative contract less collateral held and plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held and plus collateral posted, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of September 30, 2016, $5.6 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2016 and December 31, 2015, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $47.6 million and $50.1 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2016 and December 31, 2015, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2016 and 2015. Please refer to Note 11, “Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2016	2015	2016	2015	2016	2015	2016	2015
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$42,996	$15,231	$414	$83	$43,410	$15,314
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(52,197)	(27,512)	(187)	(2,339)	(194)	(646)	(52,578)	(30,497)
Total net derivatives		$(52,197)	$(27,512)	$42,809	$12,892	$220	$(563)	$(9,168)	$(15,183)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Gross position(1)	$43,410	$15,314	$(52,578)	$(30,497)
Impact of master netting agreement	(14,111)	(9,278)	14,111	9,278
Derivative values with impact of master netting agreements (as carried on balance sheet)	29,299	6,036	(38,467)	(21,219)
Cash collateral (held) pledged	(12,101)	(1,070)	47,283	54,845
Net position	$17,198	$4,966	$8,816	$33,626
__________

(1)	Gross position amounts are exclusive of accrued interest.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Notional Values

Interest rate swaps	$1,078,709	$1,109,933	$3,767,045	$3,080,167	$1,267,694	$1,305,757	$6,113,448	$5,495,857

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$3,199	$(1,843)	$2,000	$(929)
Realized gains recorded in interest expense	6,944	7,531	21,593	22,512
Total	$10,143	$5,688	$23,593	$21,583

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings(1)	$(843)	$(273)	$(1,524)	$(542)
Realized losses recorded in interest expense	(4,381)	(5,411)	(13,588)	(16,157)
Total	$(5,224)	$(5,684)	$(15,112)	$(16,699)

Trading
Interest rate swaps:
Interest reclassification	$537	$853	$1,897	$2,846
Change in fair value of future interest payments recorded in earnings	(1,525)	716	783	2,972
Total(1)	(988)	1,569	2,680	5,818
Total	$3,931	$1,573	$11,161	$10,702

________

(1)	Amounts included in “gains on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,943	$(27,162)	$(37,370)	$(35,441)
Less: amount of (loss) gain reclassified in interest expense(1)	(4,381)	5,411	(13,588)	16,157
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax benefit	$9,324	$(21,751)	$(23,782)	$(19,284)
___________
(1) Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $12.1 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $47.3 million and $54.8 million at September 30, 2016 and December 31, 2015, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2016	2015	2016	2015
Shares repurchased related to employee stock-based compensation plans(1)(2)	371,165	136,173	1,763,092	2,900,266
Average purchase price per share	$7.22	$8.88	$6.35	$9.76
Common shares issued(3)	561,100	361,779	3,727,574	5,569,853

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2016 was $7.47.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$56,965	$45,724	$180,085	$184,439
Preferred stock dividends	5,316	4,913	15,698	14,606
Net income attributable to SLM Corporation common stock	$51,649	$40,811	$164,387	$169,833
Denominator:
Weighted average shares used to compute basic EPS	428,077	426,019	427,711	425,384
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	5,446	6,528	4,368	7,147
Weighted average shares used to compute diluted EPS	433,523	432,547	432,079	432,531

Basic earnings per common share attributable to SLM Corporation	$0.12	$0.10	$0.38	$0.40

Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.09	$0.38	$0.39

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2016 and 2015, securities covering approximately 1 million and 2 million shares, respectively, and for the nine months ended September 30, 2016 and 2015, securities covering approximately 1 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2016, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$213,176	$—	$213,176	$—	$195,391	$—	$195,391
Derivative instruments	—	43,410	—	43,410	—	15,314	—	15,314
Total	$—	$256,586	$—	$256,586	$—	$210,705	$—	$210,705

Liabilities
Derivative instruments	$—	$(52,578)	$—	$(52,578)	$—	$(30,497)	$—	$(30,497)
Total	$—	$(52,578)	$—	$(52,578)	$—	$(30,497)	$—	$(30,497)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2016			December 31, 2015
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$16,130,066	$14,760,504	$1,369,562	$12,343,726	$11,630,591	$713,135
Cash and cash equivalents	1,454,938	1,454,938	—	2,416,219	2,416,219	—
Available-for-sale investments	213,176	213,176	—	195,391	195,391	—
Accrued interest receivable	805,647	805,647	—	564,496	564,496	—
Tax indemnification receivable	276,543	276,543	—	186,076	186,076	—
Derivative instruments	43,410	43,410	—	15,314	15,314	—
Total earning assets	$18,923,780	$17,554,218	$1,369,562	$15,721,222	$15,008,087	$713,135
Interest-bearing liabilities
Money-market and savings accounts	$6,520,085	$6,520,085	$—	$5,556,254	$5,556,254	$—
Certificates of deposit	6,445,848	6,420,935	(24,913)	5,928,450	5,931,453	3,003
Short-term borrowings	350,000	350,000	—	500,175	500,175	—
Long-term borrowings	1,608,985	1,577,689	(31,296)	567,468	579,101	11,633
Accrued interest payable	26,587	26,587	—	16,385	16,385	—
Derivative instruments	52,578	52,578	—	30,497	30,497	—
Total interest-bearing liabilities	$15,004,083	$14,947,874	$(56,209)	$12,599,229	$12,613,865	$14,636

Excess of net asset fair value over carrying value			$1,313,353			$727,771

Please refer to Note 15, “Fair Value Measurements” in our 2015 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Arrangements with Navient Corporation

In connection with the separation of Navient from SLM in the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2015 Form 10-K for a full discussion of these agreements.

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, Sallie Mae Bank, a Utah industrial bank subsidiary of the Company (the “Bank”), sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2016, we held approximately $71 million of Split Loans.

During the three months ended September 30, 2016, the Bank sold loans to the Purchasers in the amount of $3.6 million in principal and $0.1 million in accrued interest income. During the three months ended September 30, 2015, the Bank sold loans to the Purchasers in the amount of $6.6 million in principal and $0.2 million in accrued interest income.

During the nine months ended September 30, 2016, the Bank sold loans to the Purchasers in the amount of $13.1 million in principal and $0.3 million in accrued interest income. During the nine months ended September 30, 2015, the Bank sold loans to the Purchasers in the amount of $21.1 million in principal and $0.4 million in accrued interest income.

There was no gain as a result of the loans sold to the Purchasers in the three and nine months ended September 30, 2016 and September 30, 2015. Total write-downs to fair value for loans sold with a fair value lower than par totaled $1.4 million and $1.9 million in the three months ended September 30, 2016 and September 30, 2015, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $5.0 million and $5.6 million in the nine months ended September 30, 2016 and September 30, 2015, respectively. Navient is the servicer for all of these loans.

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

“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. To qualify as “well capitalized,” the Bank must maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. The following capital amounts and ratios are based upon the Bank’s assets.

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of September 30, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,928,979	12.4%	$1,012,748	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,928,979	12.4%	$1,246,459	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,095,397	13.4%	$1,558,074	>	10.0%
Tier 1 Capital (to Average Assets)	$1,928,979	11.6%	$828,962	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and nine months ended September 30, 2016 and September 30, 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees

Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2016, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At September 30, 2016, we had a $1.6 million reserve recorded in “Other Liabilities” to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
Regulatory Matters
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and a Consent Order (the “DOJ Consent Order”) issued by the Department of Justice (the “DOJ”).  On May 13, 2014, the Bank reached a settlement with the DOJ regarding compliance issues with the Servicemembers’ Civil Relief Act (“SCRA”). At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank paid $3.3 million in fines and oversaw the refund of up to $30 million in late fees, funded by Navient as required by the terms of the Separation and Distribution Agreement, assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014.
Under the DOJ Consent Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
We believe the Bank has complied with all the requirements of the FDIC Consent Order and the DOJ Consent Order. This includes implementing new SCRA policies, procedures and training, updated billing statement disclosures, steps to ensure its third-party service providers are also fully compliant in these regards, and overseeing Navient’s restitution responsibilities. Notwithstanding the assumption by the Consumer Financial Protection Bureau (the “CFPB”) of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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

14. Subsequent Event
On October 12, 2016, we executed our $674 million SMB Private Education Loan Trust 2016-C term ABS transaction, which will be accounted for as an on-balance sheet secured financing. We sold $674 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $673 million of gross proceeds. This transaction will be reflected in our fourth quarter 2016 results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of October 19, 2016 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016) (the “2015 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2015 Form 10-K.

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

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - ‘Core Earnings’ ” in this Form 10-Q for the quarter ended September 30, 2016 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2016	2015	2016	2015

Net income attributable to SLM Corporation common stock	$51,649	$40,811	$164,387	$169,833
Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.09	$0.38	$0.39
Weighted average shares used to compute diluted earnings per share	433,523	432,547	432,079	432,531
Return on assets	1.4%	1.3%	1.5%	1.9%
Non-GAAP operating efficiency ratio(1)	40.6%	50.3%	40.8%	48.3%

Other Operating Statistics
Ending Private Education Loans, net	$13,725,959	$10,766,511	$13,725,959	$10,766,511
Ending FFELP Loans, net	1,034,545	1,142,637	1,034,545	1,142,637
Ending total education loans, net	$14,760,504	$11,909,148	$14,760,504	$11,909,148

Average education loans	$13,931,693	$11,030,313	$13,384,326	$10,759,781

(1) A GAAP-based operating efficiency ratio would compare total non-interest expenses to net revenue (which consists of net interest income, before provisions for credit losses, plus non-interest income). Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator by deducting gains on sales of loans, net. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Recent Development
On October 12, 2016, we executed our $674 million SMB Private Education Loan Trust 2016-C term ABS transaction, which will be accounted for as an on-balance sheet secured financing. We sold $674 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $673 million of gross proceeds. This transaction will be reflected in our fourth quarter 2016 results.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2016.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2016 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to continue to increase originations through this effort. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. On April 26, 2016, we introduced a Private Education Loan product permitting parents to borrow and fund their children’s education without a student co-borrower (“Parent Loans”). As our business, capital and balance sheet continue to grow, we also expect to be able to achieve our annual Private Education Loan origination targets for the year without having to sell loans to third-parties. Originations were 8 percent higher in the first nine months of 2016 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the nine months ended September 30, 2016 were 748 and 89.4 percent, compared with 749 and 89.8 percent in the nine months ended September 30, 2015, respectively.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of September 30, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.4 percent, a Tier 1 risk-based capital ratio of 12.4 percent, a Total risk-based capital ratio of 13.4 percent and a Tier 1 leverage ratio of 11.6 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2016 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
Enhance Customers’ Experience By Further Improving Delivery of Products and Services
The Spin-Off provided us the opportunity to redesign our processes, procedures and customer experiences exclusively around our Private Education Loan products, rather than accommodating the servicing of those products as well as FFELP and Direct Student Loans serviced under direction of the Department of Education (“DOE”). In 2016, we continue to focus on our new servicing platform and processes to specifically target further simplifications in our customers’ Private Education Loan experience. Recent enhancements include:

•	All servicing is now conducted by in-house Sallie Mae associates;

•	Additional customer service sites have opened to provide redundancy during key processing periods;

•	We continue to provide agents with new procedures and technology;

•	We increased our efforts to further clarify and simplify customer communications on important topics, such as payment options, by seeking to standardize information across platforms; and

•	We continue to expand functionality and information available to our customers online.

We continue to implement customer feedback processes and gain insights from key points in our customers’ experience.

Sustain Consumer Protection Improvements Made Since the Spin-Off and Further Enhance Our Risk Oversight Infrastructure
Since the Spin-Off, we have continued to undertake significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. Our redesigned SCRA processes and procedures have the approval of the DOJ and all required restitution activities under the FDIC Consent Order and DOJ Consent Order have been completed. In 2014, we engaged a third-party firm to conduct independent audits of consumer protection processes and procedures, including our own compliance management system. At this time, that engagement is ongoing and we are nearing the end of our second full cycle of those audits. To date, these audits have produced no high risk findings. Our goal is to sustain the improvements implemented to date and consistently comply with or exceed regulatory standards while continuing to improve our customers’ experience and satisfaction levels.
During 2016, we continued the development of our Enterprise Risk Management capability, including significant advances in the Model Risk Management area and enhancements to our Governance, Risk and Compliance platform.  These programs contributed to our successful DFAST submission during the third quarter.  Additionally, the Manager’s Assessment of Risk and Controls has entered its second year of use and is proving effective in assisting the first lines of defense in the management of their internal controls.
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
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. A GAAP-based operating efficiency ratio would compare total non-interest expenses to net revenue (which consists of net interest income, before provisions for credit losses, plus non-interest income). Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator by deducting gains on sales of loans, net. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.
This ratio was 40.6 percent for the three months ended September 30, 2016, compared with 50.3 percent for the three months ended September 30, 2015. This ratio was 40.8 percent for the first nine months of 2016, compared with 48.3 percent for the first nine months of 2015. The large improvement in the non-GAAP operating efficiency ratio in the three months ended September 30, 2016 compared with the year-ago quarter was partially due to a $9 million increase in other income as a result of an increase in the tax indemnification receivable related to uncertain tax positions. The large improvement in the non-GAAP operating efficiency ratio in the nine months ended September 30, 2016 compared with the year-ago period was partially due to a $9 million increase in other income as a result of an increase in the tax indemnification receivable related to uncertain tax positions and the one-time $10 million change in reserve estimates related to our Upromise rewards business recorded in the first quarter of 2016. We expect this ratio to decline steadily from the full-year 2015 operating efficiency ratio of 46.8 perc ent over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.
GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%	2016	2015	$	%
Interest income:
Loans	$268	$205	$63	31%	$765	$598	$167	28%
Investments	2	3	(1)	(33)	7	8	(1)	(13)
Cash and cash equivalents	2	1	1	100	5	3	2	67
Total interest income	272	209	63	30	777	609	168	28
Total interest expense	49	34	15	44	131	94	37	39
Net interest income	223	175	48	27	646	515	131	25
Less: provisions for credit losses	42	27	14	52	116	60	56	93
Net interest income after provisions for credit losses	181	148	33	22	530	455	75	16
Non-interest income:
Gains on sales of loans, net	—	—	—	—	—	77	(77)	(100)
Gains (losses) on derivatives and hedging activities, net	1	(1)	2	(200)	3	4	(1)	(25)
Other income	22	11	11	100	56	29	27	93
Total non-interest income	23	10	13	130	59	110	(51)	(46)
Non-interest expenses:
Total operating expenses	100	93	7	8	287	264	23	9
Acquired intangible asset amortization expense	—	—	—	—	1	1	—	—
Restructuring and other reorganization expenses	—	1	(1)	(100)	—	6	(6)	(100)
Total non-interest expenses	100	94	6	6	288	271	17	6

Income before income tax expense	104	64	40	63	301	294	7	2
Income tax expense	47	18	29	161	121	110	11	10
Net income	57	46	11	24	180	184	(4)	(2)
Preferred stock dividends	5	5	—	—	16	14	2	14
Net income attributable to SLM Corporation common stock	$52	$41	$11	27%	$164	$170	$(6)	(4)%

Basic earnings per common share attributable to SLM Corporation	$0.12	$0.10	$0.02	20%	$0.38	$0.40	$(0.02)	(5)%

Diluted earnings per common share attributable to SLM Corporation	$0.12	$0.09	$0.03	33%	$0.38	$0.39	$(0.01)	(3)%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
For the three months ended September 30, 2016, net income was $57 million, or $.12 diluted earnings per common share, compared with net income of $46 million, or $.09 diluted earnings per common share for the three months ended September 30, 2015. Net income was affected by a $48 million increase in net interest income and a $13 million increase in total non-interest income, which were offset by a $14 million increase in provisions for credit losses, a $6 million increase in total non-interest expenses, and a $29 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $48 million in the current quarter compared with the year-ago quarter primarily due to a $3.0 billion increase in average Private Education Loans outstanding. Net interest margin increased by 22 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 20 basis point increase in our cost of funds. The yields on our interest earning assets and our cost of funds increased primarily as a result of an increase in LIBOR rates that occurred in late 2015.
•Provisions for credit losses increased $14 million compared with the year-ago quarter. This increase was primarily the result of an increase in charge-offs in the third quarter of 2016, an increase in the Private Education Loan delinquency rate as a percentage of loans in repayment from 1.9 percent at September 30, 2015 to 2.0 percent at September 30, 2016, and a $56 million increase in loans becoming classified as TDRs (where we provide for life-of-loan losses) in the third quarter of 2016 compared with loans becoming classified as TDRs in the third quarter of 2015.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $1 million in the third quarter of 2016, from a net loss of $1 million in the year-ago quarter.
•Other income increased $11 million compared with the year-ago quarter, primarily as a result of a $9 million increase in the tax indemnification receivable related to uncertain tax positions.
•Third-quarter 2016 operating expenses (including acquired intangible asset amortization expense) were $100 million compared with $93 million in the year-ago quarter. The increase in operating expenses was primarily the result of increased marketing costs, FDIC assessment fees and personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense increased $29 million compared with the year-ago quarter. The effective tax rate increased in the third-quarter 2016 to 45.5 percent from 28.2 percent in the year-ago quarter. The prior year quarter included a benefit resulting from a release of reserves for uncertain tax positions related to a favorable state tax ruling. The effective tax rate in the current quarter was higher because of an additional $9 million recorded related to uncertain tax positions and due to an increase in state taxes. The uncertain tax positions contributing to the increase in our effective tax rate had no impact on earnings per share, as we recorded the matching offset in other income. Managing our uncertain tax positions will add volatility to our reported effective tax rate, but should not impact our expected cash tax liability. For additional information regarding the uncertain tax positions, see “Correction Recorded in the Current Period” in this quarterly report on Form 10-Q.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016, net income was $180 million, or $.38 diluted earnings per common share, compared with net income of $184 million, or $.39 diluted earnings per common share for the nine months ended September 30, 2015. Net income was affected by a $77 million decrease in gains on sales of loans, a $56 million increase in provisions for credit losses and a $17 million increase in total non-interest expenses, which were offset by a $131 million increase in net interest income and a $27 million increase in other income that included a one-time $10 million change in reserve estimates related to our Upromise rewards business.
The primary contributors to each of the identified drivers of changes in net income for the first nine months of 2016 compared with the year-ago period are as follows:
•Net interest income increased by $131 million in the first nine months compared with the year-ago period primarily due to a $2.7 billion increase in average Private Education Loans outstanding. Net interest margin increased by 24 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 15 basis point increase in our cost of funds. The yields on our interest earning assets and our cost of funds increased primarily as a result of an increase in LIBOR rates that occurred in late 2015.
•Provisions for credit losses increased $56 million compared with the year-ago period. This increase was primarily the result of an additional $471 million of loans entering repayment in the nine months ended September 30, 2016, compared with loans entering repayment in the year-ago period, an increase in the Private Education Loan delinquency rate as a percentage of loans in repayment from 1.9 percent at September 30, 2015 to 2.0 percent at September 30, 2016, and a $90 million increase in loans becoming classified as TDRs (where we provide for life-of-loan losses) in the nine months ended September 30, 2016 compared with loans becoming classified as TDRs in the year-ago period.
•Gains on sales of loans, net, decreased $77 million as there were no loan sales in the first nine months of 2016.
•Gains on derivatives and hedging activities, net, resulted in a net gain of $3 million in the first nine months of 2016 compared with a net gain of $4 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In the first nine months of 2016, we used fewer derivatives to economically hedge risk that did not qualify for hedge accounting treatment than in the year-ago period.
•Other income increased $27 million compared with the year-ago period. Of this increase, $10 million relates to a one-time gain resulting from a change in reserve estimates for our Upromise rewards program. Also contributing to this increase is an increase in the tax indemnification receivable related to uncertain tax positions and an increase in third-party servicing income.
•Operating expenses (including acquired intangible asset amortization expense) for the nine months ended September 30, 2016 were $288 million compared with $265 million in the year-ago period. The increase in operating expenses was primarily the result of increased marketing costs, FDIC assessment fees and personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense increased $11 million compared with the year-ago period. The increase in the first nine months of 2016 effective tax rate to 40.2 percent from 37.3 percent in the year-ago period was primarily as a result of a benefit recorded in the prior year resulting from a release of reserves for uncertain tax positions from a favorable state tax ruling and an additional $9 million recorded in the current year related to uncertain tax positions. For additional information regarding the uncertain tax positions, see “Correction Recorded in the Current Period” in this quarterly report on Form 10-Q.
Correction Recorded in the Current Period
We recognized in the current period adjustments for tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off, which occurred on April 30, 2014. We have evaluated the quantitative and qualitative materiality of these errors to all of the relevant periods and concluded that the out of period correction to recognize the asset, liabilities and income statement impacts in the quarter ended September 30, 2016 is not material to our consolidated financial statements for any of the relevant periods. The adjustments increased our tax indemnification receivable and income taxes payable by $120 million and increased our other income and income tax expense by $9 million, as we believe we are indemnified by Navient for these additional tax liabilities. Accordingly, there was no effect on equity or net income as a result of these errors in the current or prior periods. Prospectively, these uncertain tax position liabilities and related assets will be accounted for consistent with our existing accounting policies for these kinds of assets and liabilities.
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
“Core Earnings” are not a substitute for reported results under GAAP. We provide a “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “Gains on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Hedge ineffectiveness gains (losses)	$2,356	$(2,116)	$476	$(1,471)
Unrealized (losses) gains on instruments not in a hedging relationship	(1,525)	716	783	2,972
Interest reclassification	537	853	1,897	2,846
Gains (losses) on derivatives and hedging activities, net	$1,368	$(547)	$3,156	$4,347

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015

“Core Earnings” adjustments to GAAP:

GAAP net income	$56,965	$45,724	$180,085	$184,439
Preferred stock dividends	5,316	4,913	15,698	14,606
GAAP net income attributable to SLM Corporation common stock	$51,649	$40,811	$164,387	$169,833

Adjustments:
Net impact of derivative accounting(1)	(831)	1,400	(1,259)	(1,501)
Net tax effect(2)	(320)	529	(483)	(587)
Total “Core Earnings” adjustments to GAAP	(511)	871	(776)	(914)

“Core Earnings” attributable to SLM Corporation common stock	$51,138	$41,682	$163,611	$168,919

GAAP diluted earnings per common share	$0.12	$0.09	$0.38	$0.39
Derivative adjustments, net of tax	—	0.01	—	—
“Core Earnings” diluted earnings per common share	$0.12	$0.10	$0.38	$0.39
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

	Three Months Ended September 30,				Nine Months Ended September30,
	2016		2015		2016		2015
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$12,881,890	8.00%	$9,869,025	7.87%	$12,307,932	8.00%	$9,563,290	7.96%
FFELP Loans	1,049,803	3.52	1,161,288	3.27	1,076,394	3.48	1,196,491	3.22
Taxable securities	388,886	2.24	388,539	2.70	383,844	2.49	397,577	2.60
Cash and other short-term investments	1,599,913	0.50	1,574,396	0.25	1,300,208	0.50	1,373,333	0.25

Total interest-earning assets	15,920,492	6.81%	12,993,248	6.38%	15,068,378	6.89%	12,530,691	6.50%

Non-interest-earning assets	800,567		693,311		757,336		667,718

Total assets	$16,721,059		$13,686,559		$15,825,714		$13,198,409

Average Liabilities and Equity
Brokered deposits	$7,311,591	1.32%	$6,554,349	1.20%	$7,104,453	1.31%	$6,598,090	1.20%
Retail and other deposits	5,091,021	1.08	3,848,379	0.95	4,805,039	1.05	3,828,775	0.95
Other interest-bearing liabilities(1)	1,602,760	2.78	670,660	2.63	1,231,972	2.62	227,426	4.60
Total interest-bearing liabilities	14,005,372	1.40%	11,073,388	1.20%	13,141,464	1.33%	10,654,291	1.18%

Non-interest-bearing liabilities	488,198		637,724		510,652		626,476
Equity	2,227,489		1,975,447		2,173,598		1,917,642
Total liabilities and equity	$16,721,059		$13,686,559		$15,825,714		$13,198,409

Net interest margin		5.58%		5.36%		5.73%		5.49%

_________________

(1)	For the three and nine months ended September 30, 2016, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2016 vs. 2015
Interest income	$63,636	$14,827	$48,809
Interest expense	15,803	6,152	9,651
Net interest income	$47,833	$7,512	$40,321

Nine Months Ended September 30, 2016 vs. 2015
Interest income	$168,502	$38,781	$129,721
Interest expense	37,251	13,342	23,909
Net interest income	$131,251	$22,776	$108,475

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,269,759	$409	$3,270,168	$2,823,035	$582	$2,823,617
Grace, repayment and other(2)	10,578,503	1,033,520	11,612,023	7,773,402	1,115,081	8,888,483
Total, gross	13,848,262	1,033,929	14,882,191	10,596,437	1,115,663	11,712,100
Deferred origination costs and unamortized premium	40,327	2,825	43,152	27,884	3,114	30,998
Allowance for loan losses	(162,630)	(2,209)	(164,839)	(108,816)	(3,691)	(112,507)
Total education loan portfolio	$13,725,959	$1,034,545	$14,760,504	$10,515,505	$1,115,086	$11,630,591

% of total	93%	7%	100%	90%	10%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016		2015		2016		2015
Private Education Loans	$12,881,890	92%	$9,869,025	89%	$12,307,932	92%	$9,563,290	89%
FFELP Loans	1,049,803	8	1,161,288	11	1,076,394	8	1,196,491	11
Total portfolio	$13,931,693	100%	$11,030,313	100%	$13,384,326	100%	$10,759,781	100%

Education Loan Activity

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$12,183,293	$1,062,133	$13,245,426	$9,245,259	$1,177,649	$10,422,908
Acquisitions and originations	1,838,076	—	1,838,076	1,716,574	—	1,716,574
Capitalized interest and deferred origination cost premium amortization	57,315	8,158	65,473	42,866	9,194	52,060
Sales	(2,176)	—	(2,176)	(4,613)	—	(4,613)
Loan consolidation to third parties	(54,950)	(11,847)	(66,797)	(20,376)	(12,459)	(32,835)
Repayments and other	(295,599)	(23,899)	(319,498)	(213,199)	(31,747)	(244,946)
Ending balance	$13,725,959	$1,034,545	$14,760,504	$10,766,511	$1,142,637	$11,909,148

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	4,072,631	—	4,072,631	3,786,946	—	3,786,946
Capitalized interest and deferred origination cost premium amortization	158,111	26,873	184,984	118,653	30,316	148,969
Sales	(7,912)	—	(7,912)	(713,220)	—	(713,220)
Loan consolidation to third parties	(143,968)	(34,896)	(178,864)	(41,858)	(34,263)	(76,121)
Repayments and other	(868,408)	(72,518)	(940,926)	(630,657)	(116,555)	(747,212)
Ending balance	$13,725,959	$1,034,545	$14,760,504	$10,766,511	$1,142,637	$11,909,148

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	%	2015	%	2016	%	2015	%
Smart Option - interest only(1)	$468,237	26%	$425,903	25%	$1,033,009	25%	$933,029	25%
Smart Option - fixed pay(1)	542,504	30	545,089	32	1,225,650	30	1,164,326	31
Smart Option - deferred(1)	795,305	43	737,574	43	1,770,804	44	1,656,859	44
Smart Option - principal and interest	4,306	—	410	—	6,634	—	1,344	—
Parent Loan	20,968	1	—	—	22,478	1	—	—
Total Private Education Loan originations	$1,831,320	100%	$1,708,976	100%	$4,058,575	100%	$3,755,558	100%

Percentage of loans with a cosigner	90%		91%		89%		90%
Average FICO at approval	749		749		748		749
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$142,628	$2,297	$144,925	$87,310	$4,556	$91,866
Less:
Charge-offs	(22,072)	(356)	(22,428)	(14,121)	(529)	(14,650)
Loan sales(1)	(1,401)	—	(1,401)	(1,871)	—	(1,871)
Plus:
Recoveries	2,973	—	2,973	1,361	—	1,361
Provision for loan losses	40,502	268	40,770	27,354	143	27,497
Ending balance	$162,630	$2,209	$164,839	$100,033	$4,170	$104,203

Troubled debt restructurings(2)	$503,632	$—	$503,632	$231,286	$—	$231,286

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842
Less:
Charge-offs	(64,979)	(1,086)	(66,065)	(36,127)	(2,142)	(38,269)
Loan sales(1)	(5,008)	—	(5,008)	(5,572)	—	(5,572)
Plus:
Recoveries	7,098	—	7,098	4,529	—	4,529
Provision for loan losses	116,703	(396)	116,307	58,629	1,044	59,673
Ending balance	$162,630	$2,209	$164,839	$100,033	$4,170	$104,203

Troubled debt restructurings(2)	$503,632	$—	$503,632	$231,286	$—	$231,286

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2016, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for loan losses increased $14 million in the third quarter of 2016 compared with the year-ago period. This increase was primarily the result of an increase in charge-offs in the third quarter of 2016, an increase in the delinquency rate as a percentage of loans in repayment from 1.9 percent at September 30, 2015 to 2.0 percent at September 30, 2016, and a $56 million increase in loans becoming classified as TDRs (where we provide for life-of-loan losses) in the third quarter of 2016, compared with loans becoming classified as TDRs in the third quarter of 2015.
In the nine months ended September 30, 2016, we had a $58 million increase in Private Education Loan provisions for credit losses compared with the year-ago period. This increase was primarily the result of an additional $471 million of loans entering repayment in the nine months ended September 30, 2016, compared with loans entering repayment in the year-ago period, an increase in the Private Education Loan delinquency rate as a percentage of loans in repayment from 1.9 percent at September 30, 2015 to 2.0 percent at September 30, 2016, and a $90 million increase in loans becoming classified as TDRs (where we provide for life-of-loan losses) in the nine months ended September 30, 2016 compared with loans becoming classified as TDRs in the year-ago period.
For a more detailed discussion of our policy for determining the collectibility of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2015 Form 10-K.
Prior to the Spin-Off, the Bank sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require the Purchasers to purchase loans (at fair value) for which the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2016, we held approximately $71 million of Split Loans.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	September 30,
	2016		2015
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,662,941		$3,971,392
Loans in forbearance(2)	279,509		211,641
Loans in repayment and percentage of each status:
Loans current	8,724,365	98.0%	6,529,855	98.1%
Loans delinquent 31-60 days(3)	108,591	1.2	79,794	1.2
Loans delinquent 61-90 days(3)	51,029	0.6	34,743	0.5
Loans delinquent greater than 90 days(3)	21,827	0.2	12,836	0.2
Total Private Education Loans in repayment	8,905,812	100.0%	6,657,228	100.0%
Total Private Education Loans, gross	13,848,262		10,840,261
Private Education Loan deferred origination costs	40,327		26,283
Total Private Education Loans	13,888,589		10,866,544
Private Education Loan allowance for losses	(162,630)		(100,033)
Total Private Education Loans, net	$13,725,959		$10,766,511

Percentage of Private Education Loans in repayment		64.3%		61.4%

Delinquencies as a percentage of Private Education Loans in repayment		2.0%		1.9%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.0%		3.1%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance at beginning of period	$142,628	$87,310	$108,816	$78,574
Provision for Private Education Loan losses	40,502	27,354	116,703	58,629
Net charge-offs:
Charge-offs	(22,072)	(14,121)	(64,979)	(36,127)
Recoveries	2,973	1,361	7,098	4,529
Net charge-offs	(19,099)	(12,760)	(57,881)	(31,598)
Loan sales(1)	(1,401)	(1,871)	(5,008)	(5,572)
Allowance at end of period	$162,630	$100,033	$162,630	$100,033

Allowance as a percentage of ending total loans	1.17%	0.92%	1.17%	0.92%
Allowance as a percentage of ending loans in repayment(2)	1.83%	1.50%	1.83%	1.50%
Allowance coverage of net charge-offs (annualized)	2.13	1.96	2.11	2.37
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.91%	0.83%	0.97%	0.72%
Delinquencies as a percentage of ending loans in repayment(2)	2.04%	1.91%	2.04%	1.91%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.04%	3.09%	3.04%	3.09%
Ending total loans, gross	$13,848,262	$10,840,261	$13,848,262	$10,840,261
Average loans in repayment(2)	$8,420,625	$6,118,678	$7,952,469	$5,848,345
Ending loans in repayment(2)	$8,905,812	$6,657,228	$8,905,812	$6,657,228
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment increased at September 30, 2016 compared with September 30, 2015 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2016, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 78 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,663	$4,663
Loans in forbearance	172	46	31	17	14	—	280
Loans in repayment - current	4,040	2,314	1,303	601	466	—	8,724
Loans in repayment - delinquent 31-60 days	56	23	15	8	7	—	109
Loans in repayment - delinquent 61-90 days	28	10	6	2	4	—	50
Loans in repayment - delinquent greater than 90 days	11	5	3	2	1	—	22
Total	$4,307	$2,398	$1,358	$630	$492	$4,663	13,848
Deferred origination costs							41
Allowance for loan losses							(163)
Total Private Education Loans, net							$13,726

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.87%	0.50%	0.34%	0.18%	0.15%	—%	3.04%

(Dollars in millions) September 30, 2015	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,971	$3,971
Loans in forbearance	129	35	24	15	9	—	212
Loans in repayment - current	3,374	1,669	832	388	265	—	6,528
Loans in repayment - delinquent 31-60 days	44	16	10	6	5	—	81
Loans in repayment - delinquent 61-90 days	20	7	4	2	2	—	35
Loans in repayment - delinquent greater than 90 days	7	2	2	1	1	—	13
Total	$3,574	$1,729	$872	$412	$282	$3,971	10,840
Deferred origination costs							27
Allowance for loan losses							(100)
Total Private Education Loans, net							$10,767

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.88%	0.51%	0.35%	0.22%	0.13%	—%	3.09%

Private Education Loan Types
The following table provides information regarding the repayment balance by loan type at September 30, 2016 and December 31, 2015.

	September 30, 2016
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$166,598	$21,745	$8,701,960	$15,509	$8,905,812
$ in total	$333,744	$21,996	$13,476,655	$15,867	$13,848,262

	December 31, 2015
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$141,900	$—	$6,769,788	$15,578	$6,927,266
$ in total	$302,949	$—	$10,277,517	$15,971	$10,596,437
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2016	$773,967	$803	$3,562
December 31, 2015	$542,919	$791	$3,332
September 30, 2015	$606,218	$489	$2,979

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2016	December 31, 2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$21,785	$9,817
Sallie Mae Bank(1)	1,433,154	2,406,402
Available-for-sale investments	213,176	195,391
Total unrestricted cash and liquid investments	$1,668,115	$2,611,610
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$22,233	$20,088	$19,242	$16,336
Sallie Mae Bank(1)	1,538,485	1,537,203	1,247,498	1,347,228
Available-for-sale investments	209,496	172,566	203,986	170,870
Total unrestricted cash and liquid investments	$1,770,214	$1,729,857	$1,470,726	$1,534,434
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Deposits - interest bearing	$12,941,020	$11,487,006
Deposits - non-interest bearing	325	701
Total deposits	$12,941,345	$11,487,707

Our total deposits of $12.9 billion were comprised of $7.8 billion in brokered deposits and $5.1 billion in retail and other deposits at September 30, 2016, compared to $11.5 billion, which were comprised of $7.3 billion in brokered deposits and $4.2 billion in retail and other deposits, at December 31, 2015.
Interest Bearing
Interest bearing deposits as of September 30, 2016 and December 31, 2015 consisted of retail non-maturity savings deposits, retail and brokered non-maturity MMDAs and brokered and retail CDs. Included in these accounts are what we consider to be core deposits from various sources. Our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.6 million and $2.7 million in the three months ended September 30, 2016 and 2015, respectively, and placement fee expense of $7.8 million and $8.0 million in the nine months ended September 30, 2016 and 2015, respectively. Fees paid to third-party brokers related to brokered CDs were $1.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest bearing deposits at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$5,859,986	1.20%	$4,886,299	1.19%
Savings	660,099	0.82	669,254	0.82
Certificates of deposit	6,420,935	1.24	5,931,453	0.98
Deposits - interest bearing	$12,941,020		$11,487,006
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2016 and December 31, 2015, there were $363.2 million and $709.9 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $24.9 million and $15.7 million at September 30, 2016 and December 31, 2015, respectively.

Non-Interest Bearing

Non-interest bearing deposits were $0.3 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of September 30, 2016, $5.6 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 91.1 percent of our total notional derivative contracts of $6.1 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position, less collateral held by us and plus collateral posted with the counterparty.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2016.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$47,633
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	42.91%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the U. S Basel III capital framework and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. To qualify as “well capitalized,” the Bank must maintain minimum amounts and ratios (set forth in the table below)

of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. The following capital amounts and ratios are based upon the Bank’s assets.

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,928,979	12.4%	$1,012,748	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,928,979	12.4%	$1,246,459	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,095,397	13.4%	$1,558,074	>	10.0%
Tier 1 Capital (to Average Assets)	$1,928,979	11.6%	$828,962	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC - administered Deposit Insurance Fund. The Bank is required by its regulators, the Utah Department of Financial Institutions and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2016. As our balance sheet continues to grow in 2016, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld as a result of award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of September 30, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.4 percent, a Tier 1 risk-based capital ratio of 12.4 percent, a Total risk-based capital ratio of 13.4 percent and a Tier 1 leverage ratio of 11.6 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and nine months ended September 30, 2016 and September 30, 2015. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowings

Outstanding borrowings consist of secured borrowings executed through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$1,577,689	$1,577,689	$—	$579,101	$579,101
ABCP Facility	350,000	—	350,000	500,175	—	500,175
Total	$350,000	$1,577,689	$1,927,689	$500,175	$579,101	$1,079,276

On May 26, 2016, we executed our $551 million SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. At September 30, 2016, $571 million of our Private Education Loans were encumbered as a result of this transaction.
On July 21, 2016, we executed our $657 million SMB Private Education Loan Trust 2016-B term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $607 million of Class A notes from the securitization were sold to third parties, raising $607 million of gross proceeds. At September 30, 2016, $692 million of our Private Education Loans were encumbered as a result of this transaction.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at September 30, 2016. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three and nine months ended September 30, 2016 and in the year ended December 31, 2015.

The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.5 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and nine months ended September 30, 2016 and in the year ended December 31, 2015.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2016, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At September 30, 2016, we had a $1.6 million reserve recorded in “Other Liabilities” to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the third quarter of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage and control interest rate risk, thereby reducing our exposure to fluctuations in interest rates and achieving consistent and acceptable levels of profit in any rate environment and sustainable growth in net interest income over the long term. We evaluate and monitor interest rate risk through two primary methods:
•Earnings at Risk (“EAR”), which measures the impact of hypothetical changes in interest rates on net interest income; and
•Economic Value of Equity (“EVE”), which measures the sensitivity or change in the economic value of equity to changes in interest rates.
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Many other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships or on management’s judgment of future rate trends. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2016 and 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in the future.
In the first quarter of 2016, we made a minor change to our interest rate sensitivity model. As the result of an evaluation of historical data, correlation coefficients between certain short-term rate indices to 1-month LIBOR were increased for interest rate risk modeling purposes, increasing our measured sensitivity to changes in market rates. These rate indices included the Fed Funds effective rate, Prime rate and the 3-month Treasury rate, among others. We believe using higher coefficients will provide improved modeling accuracy. The most significant impact of this change was the impact on the treatment of our cash balances, which are placed at the FRB as excess deposits, earning the Fed Funds discount rate. This change resulted in a slightly higher measure of sensitivity to interest rate changes at September 30, 2016, as measured by the EAR analysis, when compared with the prior year.

	September 30,
	2016		2015
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+7.2%	+2.3%	+5.6%	+1.8%
EAR - Ramp	+5.0%	+1.6%	+4.6%	+1.4%
EVE	-1.0%	-0.6%	-1.2%	-0.9%

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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$144.8	$—	$144.8
Prime	monthly	6.6	—	6.6
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	11,272.7	7,218.7	4,054.0
1-month LIBOR	daily	889.1	—	889.1
Non-Discrete reset(2)	daily/weekly	1,493.2	2,655.6	(1,162.4)
Fixed Rate(3)		3,809.6	7,342.5	(3,532.9)
Total		$17,616.0	$17,616.0	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, 3-month LIBOR and Non-Discrete categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $1.9 billion of equity and $0.5 billion of non-interest bearing liabilities. In addition, the fixed-rate funding position includes $1.3 billion of brokered CDs, which have been swapped to 1-month LIBOR, but do not qualify for hedge accounting.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2016.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.98
Cash and investments	0.59
Total earning assets	5.41

Deposits
Short-term deposits	0.07
Long-term deposits	2.35
Total deposits	0.64

Borrowings
Short-term borrowings(1)	1.40
Long-term borrowings	4.33
Total borrowings	3.80
_____

(1)	Weighted average life of short-term borrowings assumes full contractual term for repayment through February 23, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Regulatory Update

At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. On May 13, 2014, the Bank reached a settlement with the DOJ regarding compliance issues with the SCRA. At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank paid $3.3 million in fines and oversaw the refund of up to $30 million in late fees, funded by Navient as required by the terms of the Separation and Distribution Agreement, assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014.

Under the DOJ Consent Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

We believe the Bank has complied with all the requirements of the FDIC Consent Order and the DOJ Consent Order. This includes implementing new SCRA policies, procedures and training, updated billing statement disclosures, steps to ensure its third-party service providers are also fully compliant in these regards, and overseeing Navient’s restitution responsibilities. Notwithstanding the CFPB’s assumption of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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
Item 1A. Risk Factors
Our business activities involve a variety of risks. In addition to the risk factor below, readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2015 Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2016.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2016	186,943	$7.08	—	—
August 1 - August 31, 2016	127,611	$7.30	—	—
September 1 - September 30, 2016	56,611	$7.47	—	—
Total third-quarter 2016	371,165	$7.22	—
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
The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2016 was $7.47.

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
Date: October 19, 2016