Form 10-K
period 2016-12-31
SLM CORP
filed 2017-02-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $2.6 billion (based on closing sale price of $6.18 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2017, there were 429,101,108 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third-parties, including counterparties to the Company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings; failures or breaches of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on the Company’s business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of the Company’s customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of the Company’s earning assets versus the Company’s funding arrangements; rates of prepayment on the loans that the Company makes; changes in general economic conditions and the Company’s ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

The financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, presents information on our business as configured after the Spin-Off, as hereafter defined. For more information regarding the basis of presentation of these statements, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Basis of Presentation.”

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

PART I.

Item 1. Business

Company History
SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for college company. For 44 years, we have made a difference in students’ and families’ lives, helping more than 34 million Americans pay for college. We recognize there is no single way to achieve this task, so we provide a range of products to help families, whether college is a long way off or right around the corner. We promote responsible financial habits that help our customers make college happen.
Our primary business is to originate and service Private Education Loans we make to students and their families. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan program (“FFELP Loans”). We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.
We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing a national secondary market and warehousing facilities for FFELP Loans. The GSE’s federal charter prohibited it from originating student loans in the primary market.
In 1996, the United States Congress passed the Student Loan Marketing Association Reorganization Act, which set the stage for the “privatization” of the GSE. As part of the privatization process, we incorporated SLM Corporation in 1997 as a Delaware corporation, the GSE became a subsidiary of SLM Corporation, and by mid-2004 the GSE stopped purchasing FFELP Loans in the secondary market and was dissolved by the end of 2004.
On November 3, 2005, SLM Corporation formed Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), to fund and originate Private Education Loans on behalf of SLM Corporation. While the Bank first originated Private Education Loans in February 2006, SLM Corporation continued to purchase a portion of its Private Education Loans from its third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for SLM Corporation beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.
On March 30, 2010, President Obama signed into law the Federal Direct Student Loan Program (the “DSLP”), effective July 1, 2010. At that time, the guaranteed student loan program (under which FFELP Loans were made) was eliminated, although the terms and conditions of existing guaranteed student loans were not altered or affected.
On April 30, 2014, we completed our plan to legally separate (the “Spin-Off”) into two distinct publicly traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”), which retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by SLM Corporation; and a consumer banking business, named SLM Corporation. We sometimes refer to the SLM Corporation that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713, and our telephone number is (302) 451-0200.

Our Business
Our primary business is to originate and service high quality Private Education Loans. In 2016, we originated $4.7 billion of Private Education Loans, an increase of 8 percent from the year ended December 31, 2015. As of December 31, 2016, we had $14.1 billion of Private Education Loans outstanding.
Private Education Loans
The Private Education Loans we make to students and families serve primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans and customers’ resources. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive. We earn interest income on our Private Education Loan portfolio, net of provisions for loan losses.
In 2009, we introduced the Smart Option Student Loan, our Private Education Loan product emphasizing in-school payment features that can produce shorter terms and minimize customers’ total finance charges. Customers elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and during the six-month grace period thereafter, and accounted for approximately 55 percent of the Private Education Loans Sallie Mae Bank originated during 2016. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and for a six-month grace period after separation. Lower interest rates on the Interest Only and Fixed Payment options encourage customers to elect those options. Making payments while in school helps customers reduce their total loan cost compared with the traditional deferred loan, and also helps them become accustomed to making on-time regular loan payments. We offer both variable rate and fixed rate loans.
We regularly review and update the terms of our Private Education Loan products. Our Private Education Loans include important protections for the family, including loan forgiveness in case of death or permanent disability of the student borrower and a free, quarterly FICO Score benefit to students and cosigners with a Smart Option Student Loan.
Private Education Loans bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2016, our average FICO scores were 748 at the time of original approval and approximately 89 percent of our loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate, and we disburse the loan proceeds directly to the higher education institutions.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and their families. Our on-campus efforts with 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. At December 31, 2016, 2.1 percent of loans in repayment were greater than 30 days delinquent, and loans in forbearance were 3.5 percent of loans in repayment and forbearance. In 2016, net charge-offs as a percentage of average loans in repayment was 0.96 percent. Loans in repayment include loans on which customers are making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status.
Sallie Mae Bank
Since 2006, the Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), has originated Private Education Loans and accepted deposits. At December 31, 2016, the Bank had total assets of $18.3 billion, including $14.1 billion of Private Education Loans and $1.0 billion of FFELP Loans, and total deposits of $14.0 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan originations. Our ability to obtain such funding is dependent, in part, on the capital level of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no restrictions on our ability to obtain deposit funding or the interest rates we charge other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. In 2016, we added $1.5 billion in deposits from Educational 529 and Health Savings Accounts as a way to diversify our funding sources. We further diversified our funding base by raising $1.8 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market. We plan to continue to do so, market conditions permitting. This helps us better match-fund our assets and reduce our reliance on deposits to fund our growth.
We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold or securitized. When Private Education Loans are sold and servicing is retained, the Bank receives ongoing servicing revenue for those loans in addition to the gain on sale recognized on the sale of those assets. The Bank did not sell loans in 2016 and does not expect to sell loans in 2017.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
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
In 2015, we completed the build-out of our new loan originations platform to independently originate Private Education Loans.
In 2016, we transitioned all loan servicing call center functions from a third-party to our in-house servicing area in our Newark, Delaware and Indianapolis, Indiana offices.  We also implemented several improvements in our ability to interact with our customers, including:

•	an integrated platform that allows customers and servicing agents to simultaneously access the same systems in real time interaction;

•	an on-line chat function for customer service; and

•	a mobile application accessible through smart phones and the Apple watch.
These and other enhancements have contributed to streamlined originations and servicing processes, increased customer self-services rates, and improved customer satisfaction in all channels.
Upromise by Sallie Mae
Upromise by Sallie Mae is a save-for-college rewards program helping Americans save for higher education. The program is free to join, and in 2016, approximately 200,000 consumers enrolled. Members can earn money for college by receiving cash back rewards when shopping at participating on-line or brick-and-mortar retailers, booking travel, dining out at participating restaurants, and by using their Upromise MasterCard. Since inception, Upromise members have earned approximately $1 billion through the program, and more than 380,000 members are using their Upromise credit card to save.

Our Approach to Advising Students and Families How to Pay for College
Our annual research on How America Pays for College1 confirms students and their families cover the cost of college using multiple sources. According to this research, just 40 percent of families have a plan to pay for college. Sallie Mae offers free online financial literacy resources, including interactive tools and content, on SallieMae.com, to help families construct a comprehensive financial strategy to save and pay for college. Our College Planning Calculator helps families set college savings goals, project the full cost of a college degree, and estimate future student loan payments and the annual starting salary level needed to keep payments manageable. In addition, Sallie Mae offers a free mobile application, College Ahead, that engages high school juniors and seniors in a step-by-step journey to college.
To encourage responsible borrowing, Sallie Mae advises students and families to follow a three-step approach to paying for college:
Step 1: Use scholarships, grants, savings and income.
We provide access to an extensive, free, online scholarship database, which includes information about more than 5 million scholarships with an aggregate value in excess of $24 billion.
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
We encourage students to explore federal government loan options, including Perkins loans, Direct loans, and PLUS loans. Students apply for federal student aid, including federal student loans, by completing the Free Application for Federal Student Aid.
Step 3: Consider affordable Private Education Loans to fill the gap.
We offer competitively priced Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education.

____________________
1 Sallie Mae’s How America Pays for College 2016, conducted by Ipsos, www.salliemae.com/howamericapays.

Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan, and the loan’s total cost under the available repayment options. Our Smart Option Student Loan features no origination fees and no prepayment penalties, provides rewards for paying on time, and offers a choice of repayment options and a choice of either variable or fixed interest rates.
The majority of our Smart Option Student Loan customers elect an in-school repayment option. By making in-school payments, customers learn to establish good repayment patterns, reduce their total loan cost, and graduate with less debt. We send monthly communications to customers while they are in school, even if they have no monthly payments scheduled, to keep them informed and encourage them to reduce the amount they will owe when they leave school.
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
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, an informational section of SallieMae.com, Manage Your Student Loans, provides educational content for customers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided that help explain how payments are applied and allocated, and help site visitors estimate payments and see how the accrued interest on alternative repayment programs could affect the cost of their loans. The site also provides important information on special benefits available to service men and women under the Servicemembers Civil Relief Act (the “SCRA”).
After graduation, a customer may apply for the cosigner to be released from the loan. This option is available once there have been 12 consecutive, on-time principal and interest payments and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
During repayment, customers may struggle to meet their financial obligations. If a customer’s account becomes delinquent, we will work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner to understand their financial circumstances and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance, suited to their individual circumstances and ability to make payments. We grant forbearance in our servicing centers if a borrower who is current requests it for increments of three months at a time, for up to twelve months.
In some cases, loan modifications and other efforts may be insufficient for those experiencing extreme long-term hardship. Sallie Mae has long supported bankruptcy reform that (i) would permit the discharge of education loans, both private and federal, after a required period of good faith attempts to repay and (ii) is prospective in application, so as not to rewrite existing contracts. Any reform should recognize education loans have unique characteristics and benefits as compared to other consumer loan classes.
Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based primarily on three factors: college enrollment levels, the costs of attending college, and the availability of funds from the federal government to pay for a college education. The amounts students and their families can contribute toward college costs and the availability of scholarships and institutional grants are also important. If the cost of education increases at a pace exceeding the sum of family income, savings, federal lending, and scholarships, more students and families can be expected to rely on Private Education Loans. If enrollment levels or college costs decline or the availability of federal education loans, grants or subsidies and scholarships significantly increases, Private Education Loan demand could decrease.

We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Since 2007, we have reduced the number of for-profit institutions included in our lending program. Approximately 9 percent or $419 million of our 2016 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are focused on career training. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank, N.A., Discover Bank, Citizens Financial Group, Inc. and PNC Bank NA, as well as a number of smaller specialty finance companies. We compete based on our products, originations capability, and customer service.
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

_________________________
1Source: MeasureOne Q3 2015 Private Student Loan Report, December 2015. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES, February 2014), Enrollment in Postsecondary Institutions (NCES, December 2013), Enrollment in Postsecondary Institutions (NCES, October 2014) and Enrollment and Employees in Postsecondary Institutions (NCES, November 2015). These are the most recent sources available to us for this information.

Tuition Rates

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 5.2 percent and 4.1 percent, respectively, from AYs 2006-2007 through 2016-2017. Growth rates have been more modest the last two AYs, with average published tuition and fees at public and private four-year not-for-profit institutions increasing 3.0 percent and 3.3 percent, respectively, between AYs 2014-2015 and 2015-2016 and 2.4 percent and 3.6 percent, respectively, between AYs 2015-2016 and 2016-2017.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
     (Dollars in actuals)
______
3 Source: The College Board-Trends in College Pricing 2016. © 2016 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

•
Borrowing through federal education loan programs increased at a compound annual growth rate of 10 percent between AYs 2004-2005 and 2011-2012.[6] Federal borrowing increased considerably during the recession, with borrowing increasing 26 percent between AYs 2007-2008 and 2008-2009 alone. A major driver of this activity was the Higher Education Reconciliation Act of 2005, which in AY 2007-2008 raised annual Stafford loan limits for the first time since 1992 and expanded federal lending with the introduction of the Graduate PLUS loan. In response to the financial crisis in AY 2008-2009, The Ensuring Continued Access to Student Loans Act of 2008 raised unsubsidized Stafford loan limits for undergraduate students again by $2,000.[4] Federal education loan program borrowing peaked in AY 2011-2012. Since then it declined by 4 percent in AY 2012-2013, 1 percent in AY 2013-2014, 4 percent in AY 2014-2015, and another 2 percent in AY 2015-2016. We believe these declines are principally driven by enrollment declines in the for-profit schools sector.[4] Between AYs 2005-2006 and 2015-2016, federal grants for college students increased 151 percent to $43.3 billion.[5]

_________________________
4 Source: FinAid, History of Student Financial Aid and Historical Loan Limits. © 2014 by FinAid. www.FinAid.org.
5 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org.

•
These increases in federal lending for higher education had a significant impact on the market for Private Education Loans. Annual originations of Private Education Loans peaked at $21.1 billion in AY 2007-2008 and declined to $6.0 billion in AY 2010-2011. Contributing to the decline in Private Education Loan originations was a significant tightening of underwriting standards by Private Education Loan providers, including Sallie Mae. Private Education Loan originations increased to an estimated $9.9 billion in AY 2015-2016, up 8.0 percent over the previous year.[6]

_______
6 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org. Funding sources in current dollars and includes Federal Grants, Federal Loans, Education Tax Benefits, Work Study, State, Institutional and Private Grants and Non-Federal Loans. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. We believe the College Board source includes Private Education Loans made by major financial institutions in the Private Education Loan market, with an unknown adjustment for Private Education Loans made by smaller lenders such as credit unions. The College Board restates its data annually, which may cause previously reported results to vary.

•
We estimate total spending on higher education was $417 billion in the AY 2015-2016, up from $360 billion in the AY 2010-2011. Private Education Loans represent just 2 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[7]

•
Over the AY 2009-2016 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[7] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES 2014, February 2014), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org, College Board -Trends in Student Pricing 2016. © 2016 The College Board. www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previously reported results to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It mandates significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. It requires the issuance of many regulations, which will take effect over several years.

Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection and deposit taking activities subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:

•	various state and federal laws governing unfair, deceptive or abusive acts or practices;

•	the federal Truth-In-Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V, which govern the use and provision of information to consumer reporting agencies;

•	the Equal Credit Opportunity Act and Regulation B, which prohibit creditor practices that discriminate on the basis of race, religion and other prohibited factors in extending credit;

•	the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including fees, that may be charged;

•	the Truth in Savings Act and Regulation DD, which mandate certain disclosures related to consumer deposit accounts;

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

•	the Electronic Funds Transfer Act and Regulation E, which govern automated transfers of funds and consumers’ rights related thereto;

•	the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers; and

•	the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third-parties.

Consumer Financial Protection Bureau
The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. On January 1, 2015, the CFPB became the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The CFPB began its formal examination of us in 2016. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. On October 20, 2016, the Private Education Loan Ombudsman submitted its fifth report based on Private Education Loan inquiries, federal education loan inquiries, and debt collection inquiries related to both federal education loans and Private Education Loans. The report was based on inquiries received by the CFPB from September 1, 2015 through August 31, 2016. During that period of time, the Bank received 276 complaints related to its Private Education Loan portfolio through the CFPB complaint portal. As it did in the fall 2015 and spring 2016 agendas, the CFPB’s fall 2016 rulemaking agenda lists rules related to student loan servicing as a “long-term action” item with no estimated date for further action.
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
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and a Consent Order (the “DOJ Consent Order”) issued by the Department of Justice (the “DOJ”).  On May 13, 2014, the Bank reached a settlement with the DOJ, and agreed to the DOJ Consent Order, regarding compliance issues with the SCRA. At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement executed in connection with the Spin-Off (the “Separation and Distribution Agreement”), Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
We believe the Bank has complied with all the requirements of the FDIC Consent Order and the DOJ Consent Order. This includes implementing new SCRA policies, procedures and training, updated billing statement disclosures, steps to ensure its third-party service providers are also fully compliant in these regards, and overseeing Navient’s restitution responsibilities. Notwithstanding the assumption by the CFPB of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
In May 2014, the Bank received a Civil Investigative Demand (a “CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general but is not in a position at this time to predict the duration or outcome of these matters. Given the timeframe covered by the CIDs and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, as contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is leading the response to these investigations, is legally responsible for, and has accepted responsibility to indemnify the Company against all costs, expenses, losses and remediation that may arise from these matters. Additionally, on January 18, 2017, the Illinois Attorney General filed a separate lawsuit against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the aforementioned multi-state investigation of various lending, servicing, and collection practices. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc., and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to its historic servicing and debt collection practices. Neither SLM, the

Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have implemented these required standards through regulations and interagency guidance designed to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2016, 2015 and 2014. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
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
U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital, established Common Equity Tier 1 as a new tier of capital and modified methods for calculating risk-weighted assets, among other things. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a new capital conservation buffer, are being phased in over several years.
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer, which is being phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
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
Stress Testing Requirements
The Dodd-Frank Act imposes stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of September 30, 2014, the Bank met this asset threshold. Under the FDIC’s implementing regulations, the Bank is required to conduct annual company-run stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank conducted its first annual stress test under the rules in the January 1, 2016 stress testing cycle, submitted the results of that stress test to the FDIC on July 16, 2016 and published the results on October 31, 2016. In all scenarios, including the severely adverse scenario, the Bank’s capital levels exceed regulatory expectations for “well capitalized”.
Deposit Insurance and Assessments
Deposits at the Bank are insured up to the applicable legal limits by the FDIC - administered Deposit Insurance Fund (the “DIF”), which is funded primarily by quarterly assessments on insured banks. An insured bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter.
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
Deposits
With respect to brokered deposits, an insured depository institution must be well capitalized to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources.”
Regulatory Examinations
The Bank currently undergoes regular on-site examinations by the Bank’s regulators, who examine for adherence to a range of legal and regulatory compliance responsibilities. A regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate. The CFPB conducted its first review of the Bank’s compliance management system in 2016 with no follow up actions required.
Source of Strength
Under the Dodd-Frank Act, we are required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when we might not do so absent the statutory requirement. Any loan by us to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. The Bank has received a CRA rating of Outstanding.

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
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of December 31, 2016, $4.8 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 92.1 percent of our total notional derivative contracts of $5.2 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held by us and plus collateral posted with the counterparty.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for ABS, including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The regulations generally require securitizers of assets backing ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. The final rules provide reduced risk retention requirements for securitization transactions collateralized solely (excluding servicing assets) by FFELP Loans. The regulations took effect in December 2015 for securitization transactions backed by residential mortgages and took effect in December 2016 for other securitization transactions, including those collateralized by Private Education Loans. Prior to December 2016, the Bank’s on-balance sheet securitizations were subject to the credit risk retention requirements of the FDIC “safe harbor” rule, which generally reduced the risk to securitization investors in the event of an insolvency of the Bank.
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
Volcker Rule
In December 2013, the U.S. banking agencies, the SEC and U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of the Dodd-Frank Act. The rules prohibit insured depository institutions and their affiliates (collectively, “banking entities”) from engaging in proprietary trading and from investing in, sponsoring or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit banking entities to trade for risk mitigating hedging and liquidity management, subject to certain conditions and restrictions. A conformance period ended on July 21, 2015. We do not expect the Volcker Rule to have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule.
Employees
At December 31, 2016, we had approximately 1,300 employees, none of whom is covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is significantly influenced by economic conditions. Economic growth in the United States remains uneven. Employment levels in the United States are often sensitive not only to domestic economic growth but to the performance of major foreign economies and commodity prices. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. Since 2009, the unemployment rate of 20-24 year old college graduates has been higher than in the years immediately prior to 2009. It reached a high of 13.3 percent in 2011 and declined to 5.6 percent in December 2016. Likewise, high unemployment and decreased savings rates may impede Private Education Loan originations growth as loan applicants and their cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise, borrowers and cosigners of variable-rate loans in our portfolio could experience trouble repaying loans we have made to them. Consequently, for a number of reasons, our borrowers may experience more trouble in repaying loans we have made to them, which could increase our loan delinquencies, defaults and forbearance. In addition, some consumers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until the economy grows at a stronger pace, or they may turn to less costly forms of secondary education, thus decreasing our education loan application and funding volumes. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition
We operate in a competitive environment. Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment subject us to risks that could adversely affect our financial position.
The principal assets on our balance sheet are Private Education Loans. At December 31, 2016, approximately 76 percent of our assets were comprised of Private Education Loans, and this concentration will likely increase. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, with negative impacts on our financial returns.
In addition to competition with banks and other consumer lending institutions, the federal government, through the DSLP, poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge a gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress and a vote may occur in 2017. Increased funding authorizations or federal education loan limits contained in any reauthorization could decrease demand for Private Education Loans.

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

Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations and cash flows.
To date, we have experienced no significant increase in consolidation or refinancing of our existing Private Education Loans. We believe the design of our products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable interest rates, creates sustainable, competitive loan products. However, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates - whether from federal or private sources (including financial technology (“FinTech”) companies) - could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since 2010, both the number of bills introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans, as well as the number of lenders offering similar products, have increased. Also, on December 2, 2016, the Comptroller of the Currency announced that the Office of the Comptroller of the Currency (the “OCC”) would move forward with considering applications from FinTech companies to become special purpose national banks. Concurrent with the announcement, the OCC published a white paper discussing the issues and conditions that agency will consider in granting special purpose national bank charters. We are still evaluating the potential competitive impact if the OCC begins to charter FinTech companies that offer bank products and services, including loans to consolidate or refinance existing student loans.
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
Finally, we operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing level of student loan debt in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further laws and regulations applicable to, or limiting, our business. As an example of potential further laws and regulations applicable to our business, in late 2015 the CFPB expressed some concerns with education loan servicers and indicated it may begin to consider possible rulemaking efforts for the industry at some point. As an example of potential further laws and regulations limiting our business, increasing numbers of allegations or findings levied against for-profit institutions could lead us to further curtail the loans we make to students of these institutions or increase the risk of enforceability of our existing loans to graduates of particular institutions found to have fraudulently misrepresented or to have not provided reasonably expected training or educational benefits.
We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in these laws and regulations, or our failure to comply with them, may adversely affect us.
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations may, among other matters:

•	prescribe minimum capital requirements,

•	limit the rates of growth of our business,

•	impose limitations on the business activities in which we can engage,

•	limit the dividends or distributions the Bank can pay to us,

•	restrict the ability of institutions to guarantee our debt,

•	limit proprietary trading and investments in certain private funds,

•	impose certain specific accounting requirements on us that may be more restrictive, and

•	result in greater or earlier charges to earnings or reductions in our capital than would result under generally accepted accounting principles.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in 2016. Accordingly, we did not sell any Private Education Loans in 2016, through off-balance sheet securitization transactions or otherwise, to meet previously imposed limitations, although there can be no assurance that limitations will not be imposed in the future.
As our business, capital and balance sheet continue to grow, we expect to be able to achieve our annual Private Education Loan origination targets for 2017 without the need to sell loans to third-parties. We may reconsider loan sales from time to time, however, based on a number of factors, including our risk-based capital levels and input from our regulators.
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
Deposits at the Bank are insured up to the applicable legal limits by the DIF, which is funded primarily by quarterly assessments on insured banks. An insured bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter. See Item 1. “Business - Supervision and Regulation - Regulation of Sallie Mae Bank - Deposit Insurance and Assessments.”
On July 1, 2016, the FDIC began imposing a 4.5 basis point premium surcharge on banks, such as ours, with $10 billion or more in assets. The FDIC may further redefine how assessments are calculated, impose special assessments or surcharges on us or increase our deposit insurance premiums.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, extensions of credit on our Private Education Loans, deposit withdrawals and payment of required dividends on our preferred stock. Our primary sources of liquidity and funding are from customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from securitization transactions we undertake. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
For at least the next several years, our ability to grow our business to its fullest potential will be heavily reliant on our ability to obtain deposits and obtain financing through asset-backed securitizations. Should growth opportunities exceed the pace at which we can increase deposits or generate asset-backed financing, business growth could be less than optimal unless we can generate or raise sufficient additional capital to support this growth.
If we are unable to obtain funding sufficient to fund new Private Education Loan originations, our business, financial condition, results of operations and cash flows could be materially adversely affected. We must also maintain appropriate levels of risk-based capital to support increased levels of funding.
We fund Private Education Loan originations through term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits, raised by the Bank and financing raised through asset-backed securitizations. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we create. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, to grow our deposit base, we will need to continue to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, capital, and effort to implement. Further, the significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. If we are unable to expand existing channels or develop new sources of deposit generation on favorable terms, it could have a material adverse effect on our business, results of operations, financial position and cash flows. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as perceptions about our financial strength, quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to make deposits with us.
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

•	A material breach of our obligations to purchasers of our Private Education Loans, including securitization trusts;

•	The timing, pricing and size of education loan asset-backed securitizations other parties issue, or the adverse performance of, or other problems with, such securitizations;

•
Challenges to the enforceability of Private Education Loans based on violations of, or changes to, federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of Private Education Loans for violation of such laws and regulations; and

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies or credit facility providers.
If rates of growth require funding beyond that which we may be able to obtain through deposits and proceeds from asset-backed securitization transactions, we may need to raise liquidity through other forms of secured and unsecured debt financing which, in turn, could increase our funding costs and reduce our net interest margin. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise this additional funding in the amounts, at the rates, or within the timeframes we desire. If we are unable raise this additional funding in the amounts, at the rates, or within the timeframes we desire, our business, results of operations, financial position and cash flow could be materially and adversely impacted.
We currently maintain sufficient risk-based capital through retention and reinvestment of all earnings from operations. If growth rates require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to issue additional equity in the amounts, at the prices, or within the timeframes we desire. If we are unable to issue equity in the amounts, at the prices, or within the timeframes we desire, our business, results of operations, financial position and cash flow could be materially and adversely impacted.
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
Net interest income is the primary source of cash flow generated by our portfolios of Private Education Loans and FFELP Loans. Interest earned on Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates, but our cost of funds is primarily related to deposit rates. Certain of our Private Education Loans bear fixed interest rates. These loans are not specifically match funded with fixed-rate deposits or fixed-rate funding obtained through asset-backed securitization. Likewise, the average term of our deposits is shorter than the expected term of our Private Education Loans and FFELP Loans.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may compress our net interest margin (the net interest yield earned on our portfolio less the rate paid on our interest bearing liabilities). It is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract repricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
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
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not so qualify is included in our statement of income. A decline in the fair value of those derivatives could have an adverse effect on our reported earnings.
We are also subject to the creditworthiness of third-parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, if a derivative counterparty fails to perform, we might not be able to cost effectively replace the derivative position, depending on the type of derivative and the current economic environment, and thus could be exposed to a greater level of interest rate risk, potentially leading to additional losses. Our counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Counterparty Exposure.” If our counterparties are unable to perform their obligations, such inability could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Defaults on education loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations and cash flows.
We bear the full credit exposure on Private Education Loans. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 2.1 percent at December 31, 2016.
In connection with the Spin-Off, we conformed our policy with the Bank’s policy to charge off loans after 120 days of delinquency. We also changed our loss emergence period - management’s estimate of the expected period of time between the first occurrence of an event likely to cause a loss on a loan (e.g., a borrower’s loss of job, divorce, death, etc.) and the date the loan is expected to be charged off - from two years to one year to reflect both the shorter charge-off policy and related servicing practices. Prior to the Spin-Off, the Bank sold all loans past 90 days delinquent to an entity that is now a subsidiary of Navient. Post-Spin-Off, sales of delinquent loans to Navient have been significantly curtailed. Similarly, pre-Spin-Off SLM’s Private Education Loan default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy to charging off at 120 days delinquent and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies now focus more on loans 30 to 120 days delinquent. We only have two and one half years of experience in executing our default aversion strategies on such compressed collection timeframes.  If we are unable to maintain or improve on our existing default aversion levels during these shortened collection timeframes, default rates on our Private Education Loans could increase.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2016, our allowance for Private Education Loan losses was approximately $182 million. During the year ended December 31, 2016, we recognized provisions for Private Education Loan losses of $159 million. The provision for loan losses reflects the Private Education Loan performance for the applicable period and establishes the allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, rising interest rates, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates during the recent recession, led to higher rates of education loan defaults. In addition, our product offerings may prove to be unprofitable and may result in higher than expected losses. If actual loan performance is worse than currently estimated, it could materially increase our estimate of the allowance for loan losses in our balance sheet and the related provision for loan losses in our statements of income and, as a result, adversely affect our capital, financial condition and results of operations.
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
For example, the FASB approved a final accounting standard in 2016 related to the calculation of loan loss reserves that will require us to apply a current expected credit loss (“CECL”) model when recording impairment of loans and other financial instruments. The CECL model, which will become effective on January 1, 2020, will require us to record an allowance for estimated life of loan losses at each balance sheet date. Currently, for those Private Education Loans that are not TDRs (as defined below), we apply an inherent loss model and only record an allowance for losses expected to be realized in the 12 months following the balance sheet date. Adoption of the CECL life of loan model will significantly increase our allowance for loan losses and thereby materially affect our financial condition, results of operations and capital levels. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Recently Issued but Not Yet Adopted Accounting Pronouncements” for further details.
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
The Bank is required to maintain the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, on a fully phased-in basis by January 1, 2019, banks will be subject to a greater than 2.5 percent Common Equity Tier 1 capital conservation buffer; in 2017, the phase-in amount of the buffer is 50 percent of the fully phased-in requirement. Institutions that do not maintain the buffer will face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses to executive officers.
U.S. Basel III also revised the capital thresholds for the prompt corrective action framework for insured depository institutions. To qualify as “well capitalized,” an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. As of December 31, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.6 percent, a Tier 1 risk-based capital ratio of 12.6 percent, a Total risk-based capital ratio of 13.8 percent and a Tier 1 leverage ratio of 11.1 percent.
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it may be subject to serious regulatory sanctions that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position and cash flows. See Item 1. “Business - Supervision and Regulation - Regulation of Sallie Mae Bank - Regulatory Capital Requirements.”
Unfavorable results from required annual stress tests conducted by us may adversely affect our capital position.
The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion, an asset threshold which the Bank meets. Under the FDIC’s implementing regulations, the Bank is required to conduct annual stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank conducted its first annual stress test under the rules in the 2016 stress testing cycle and submitted the results of that stress test to the FDIC on July 31, 2016. In October 2016, we published summary stress test results, including certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. From time to time, our regulators may require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.
Operations
Failure of our operating systems or infrastructure or the inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.
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
Our loan originations and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our clients, result in financial loss or liability to our clients, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, Internet, information technology, transportation or other services used by us or third-parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations and cash flows.
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
Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. To access our products and services, our customers may use smart phones, tablets and other mobile devices that are beyond our security systems and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers and other users of our systems to gain access to our and our customers’ data. As a result, we continue to evolve our security controls to effectively prevent, detect and respond to the continually changing threats and we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments.
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
Navient has agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. One such exclusion is that Navient’s obligation to indemnify us for any liabilities, costs or expenses we may incur arising from any action or threatened action related to the servicing, operations and collections activities Navient provided to the Bank pre-Spin-Off extends only to claims or potential claims for which Navient has received notice from us on or before April 30, 2017. Consequently, due to Navient’s indemnification obligations and the smaller, relatively younger vintages of our Private Education Loans, over the near term our dispute-related expenses may be lower than might otherwise be expected. As our business grows, we will likely be subject to additional claims and litigation, which could seriously harm our business and require us to incur significant costs. Defending against litigation may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages and that could have a material adverse effect on our business, results of operations and financial condition. Likewise, similar material adverse effects could occur if Navient is unwilling or unable to honor its indemnification or other obligations under the Separation and Distribution Agreement.
New products and services may subject us to additional risks.
In 2017, we intend to continue to focus more attention on expanding the suite of products and services that we provide to our customers. While we do not expect significant financial contributions from these products in the near term, there may be substantial regulatory, operational and credit challenges, risks and uncertainties associated with these efforts and we may invest significant time and resources in developing and launching any new products or services. In addition, our initial timetables for the introduction and development of new products or services may not be met, market acceptance may fall short of our expectations, and price and profitability targets may not prove achievable, which could in turn unnecessarily divert management’s attention and focus and have a material negative effect on our perception in the marketplace and our operating results.
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
Our management is responsible for maintaining, regularly assessing and, as necessary, making changes to our internal controls over financial reporting and our disclosure controls. Nevertheless, our internal controls over financial reporting and our disclosure controls can provide only reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and may not prevent or detect misstatements. Any failure or circumvention of our internal controls over financial reporting or our disclosure controls, failure to comply with rules and regulations related to such controls or failure to make sound and appropriate application of the criteria established in the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission could have a material adverse effect on our financial condition and results of operations.
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
If our internal controls fail to prevent or detect an occurrence of customer or employee fraud, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance is denied, such occurrence could have a material adverse effect on our reputation, financial condition and results of operations.
Risks Related to the Spin-Off
We continue to rely on Navient’s Private Education Loan data and, because of Navient’s indemnification obligations, have significant exposures to risks related to its creditworthiness. If we are unable to rely on these data or to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows and financial condition could be materially and adversely affected.
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

Navient is legally responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has include:

•
Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2016 was $116 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2016, the remaining balance of the indemnification receivable related to those uncertain tax positions was $28 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions also was $116 million at December 31, 2016. See Notes to the Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Correction Recorded in the Current Period” and “—Income Taxes,” for additional details.

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
In connection with the Spin-Off, we entered into a tax sharing agreement with Navient to preserve the tax-free treatment of the separation and distribution of Navient. Under this tax sharing agreement, both we and Navient are restricted from engaging in certain transactions that could prevent the Spin-Off from being tax-free to us and our stockholders at the time of the Spin-Off for U.S. federal income tax purposes. If Navient fails to comply with the restrictions in the tax sharing agreement and as a result the Spin-Off is determined to have been taxable for U.S. federal income tax purposes, we and our stockholders at the time of the Spin-Off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement provides that Navient is required to indemnify the Company for taxes incurred that may arise were Navient to fail to comply with its obligations under the tax sharing agreement, there is no assurance that Navient will have the funds to satisfy that liability. Also, Navient will not be required to indemnify our stockholders for any tax liabilities they may incur for Navient’s violation of the tax sharing agreement.
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
At December 31, 2016, we had issued and outstanding 3.3 million shares of our 6.97 percent Cumulative Redeemable Preferred Stock, Series A and 4.0 million shares of our Floating-Rate Non-Cumulative Preferred Stock, Series B.
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
We have not paid dividends on our common stock since the Spin-Off, and we do not expect to do so for the foreseeable future. However, should we choose to do so, we are dependent on funds obtained from the Bank to fund dividend payments. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. The FDIC has the authority to prohibit or limit the payment of dividends by the banking organizations it supervises, including us and our bank subsidiaries.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2016:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2016:

Location	Function	Approximate Square Feet
Indianapolis, IN	Loan Servicing Center	76,000
Newton, MA	Administrative Offices	24,000
Reston, VA	Administrative Offices	20,000
Salt Lake City, UT	Sallie Mae Bank	11,400
The facility that we own is not encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collection centers are generally adequate to meet our long-term lending and business goals. Our headquarters are currently located in owned space at 300 Continental Drive, Newark, Delaware, 19713.

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
Regulatory Update
At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. On May 13, 2014, the Bank reached a settlement with the DOJ, and agreed to the DOJ Consent Order, regarding compliance issues with the SCRA. At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
We believe the Bank has complied with all the requirements of the FDIC Consent Order and the DOJ Consent Order. This includes implementing new SCRA policies, procedures and training, updated billing statement disclosures, steps to ensure its third-party service providers are also fully compliant in these regards, and overseeing Navient’s restitution responsibilities. Notwithstanding the assumption by the CFPB of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
In May 2014, the Bank received a CID from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general but is not in a position at this time to predict the duration or outcome of these matters. Given the timeframe covered by the CIDs and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, as contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is leading the response to these investigations, is legally responsible for, and has accepted responsibility to indemnify the Company against all costs, expenses, losses and remediation that may arise from these matters. Additionally, on January 18, 2017, the Illinois Attorney General filed a separate lawsuit against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue

Corporation - and the Bank arising out of the aforementioned multi-state investigation of various lending, servicing, and collection practices. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc., and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to its historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing.

Item 4.	Mine Safety Disclosures
N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and has traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2017, there were 429,101,108 shares of our common stock outstanding and 384 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.
Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016	High	$6.61	$7.19	$7.58	$11.52
	Low	5.38	5.58	6.11	6.98

2015	High	$10.32	$10.70	$10.02	$7.32
	Low	8.97	9.38	7.40	6.31

For the years ended December 31, 2016 and 2015, we have not paid dividends on our common stock and we do not currently anticipate paying dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2016.
We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Period:
October 1 - October 31, 2016	46	$7.02	—	—
November 1 - November 30, 2016	1,103	$9.02	—	—
December 1 - December 31, 2016	443	$10.84	—	—

Total fourth-quarter 2016	1,592	$9.47	—
     _

(1)
All shares purchased are shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

The closing price of our common stock on Nasdaq on December 30, 2016 was $11.02.

Stock Performance

The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Midcap 400 Index and the KBW Bank Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2011, and also assumes the reinvestment of dividends through December 31, 2016, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business on April 30, 2014.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
SLM Corporation	$100.0	$131.9	$207.6	$229.6	$146.9	$248.3
S&P Midcap 400 Index	100.0	116.1	152.7	165.2	159.1	188.9
KBW Bank Index	100.0	130.2	175.9	188.6	185.6	233.1
_________
Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.
Selected Financial Data 2012-2016
(Dollars in millions, except per share amounts)
The following table sets forth our selected financial and other operating information. The selected financial data in the table is derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2016	2015	2014	2013	2012
Operating Data:

Net interest income	$891	$702	$578	$462	$408
Non-interest income	$69	$183	$157	$298	$267
Total revenue	$960	$885	$735	$760	$675
Net income attributable to SLM Corporation	$250	$274	$194	$259	$218
Basic earnings per common share attributable to SLM Corporation	$0.54	$0.60	$0.43	$0.59	$0.46
Diluted earnings per common share attributable to SLM Corporation	$0.53	$0.59	$0.42	$0.58	$0.45
Dividends per common share attributable to SLM Corporation common shareholders(1)	$—	$—	$—	$0.60	$0.50
Return on common stockholders’ equity	14%	18%	15%	22%	18%
Net interest margin	5.68	5.49	5.26	5.06	5.54
Return on assets	1.52	2.04	1.68	2.70	2.84
Average equity/average assets	13.40	14.49	13.92	12.50	15.49
Non-GAAP operating efficiency ratio(2)	40%	47%	45%	49%	61%
Balance Sheet Data:
Total education loan portfolio, net	$15,125	$11,631	$9,510	$7,931	$6,487
Total assets	18,533	15,214	12,972	10,707	9,084
Total deposits	13,436	11,488	10,541	9,002	7,497
Total borrowings	2,168	1,079	—	—	—
Total SLM Corporation stockholders’ equity	2,347	2,096	1,830	1,161	1,089
Book value per common share	4.15	3.59	2.99	2.71	2.41
_________
(1) Following completion of the Spin-Off, SLM has not paid dividends on its common stock and it does not anticipate paying dividends on its common stock in 2017.
(2) Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the total non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator (which otherwise would consist of net interest income, before provisions for credit losses, plus non-interest income) by deducting gains on sales of loans, net. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2016.
On April 30, 2014, we completed the Spin-Off and separated pre-Spin-Off SLM into two distinct publicly traded entities: Navient and SLM.
For periods before the Spin-Off, the financial information contained in this report and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows is presented on a basis of accounting that reflects a change in reporting entity and has been adjusted for the effects of the Spin-Off. These carved-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form SLM on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements include the carved-out financial results for the first four months of 2014. All prior period amounts represent comparably determined carved-out amounts. The year ended December 31, 2015 was the first full year where the financial results did not include the effect of carved-out amounts.
For more information regarding the basis of presentation of these statements, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Basis of Presentation.” Since the Spin-Off, we have completed the operational separation of our servicing platforms and personnel from Navient, established our own new loan originations platform, and made changes to policies to further conform to the applicable regulations and procedures of our prudential and consumer protection regulators. While we still have certain ongoing business arrangements with Navient, we now consider our operational separation from Navient to be complete. The following discussion and analysis provides more detail regarding the steps taken and costs incurred to complete this operational separation in 2015. For a more detailed description of ongoing arrangements among the Company and Navient, see Notes to Consolidated Financial Statements, Note 16, “Arrangements with Navient Corporation.”
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios, net of the interest expense we pay on the funding for these loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on a portfolio less the rate paid on our related interest bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans. We do not expect to acquire more FFELP Loans, and the balance of our FFELP Loan portfolio is expected to decline due to normal amortization.

Loan Sales and Secured Financings
We may sell Private Education Loans to third-parties through securitizations and an auction process. We retain servicing of these Private Education Loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling Private Education Loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital and liquidity needs. Alternatively, we may use Private Education Loans as collateral in connection with the creation of asset-backed securitizations or securitized commercial paper facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove Private Education Loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all of the net interest income from those loans. See Notes to Consolidated Financial Statements, Note 10, “Private Education Loan Term Securitizations,” for further discussion regarding these transactions. We did not sell loans in 2016 and currently do not expect to sell loans in 2017.
Allowance for Loan Losses
Management estimates and maintains an allowance for loan losses for Private Education Loans at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.” Allowances for loan losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for loan losses for Private Education Loans to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for loan losses for Private Education Loans rather than against earnings.
The allowance for loan losses and provision expense rise when future charge-offs are expected to increase and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s six month grace period ends. Our experience indicates that approximately 50 percent of expected losses on loans occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven in large measure by the amount and age of our loans in full principal and interest repayment. As a larger proportion of our portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase.
Our allowance for loan losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the next two years.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent, it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for loan losses and tailoring its future collections strategies. Prior to the Spin-Off, the Bank would sell delinquent loans to an entity that is now a subsidiary of Navient when the loans became 90 days delinquent. As a result, there were no charge-offs recorded against our allowance for loan losses prior to April 1, 2014. In addition, because loans were sold earlier in their delinquency status prior to the Spin-Off, delinquency statistics for those periods are not comparable to those post-Spin-Off and are not indicative of expected future performance. Since the Spin-Off, the Bank has been responsible for collecting all delinquent loans and, until late 2015, all charged-off loans were sold to a third-party. In November 2015, we began to retain and collect on a portion of our charged-off loans using our own collection personnel. The levels of delinquencies since the Spin-Off have been additionally affected somewhat by these changes in collection approach. In the future, we expect to manage our charged-off loans through a mix of in-house collectors, third-party collectors and third-party sales.

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
We continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the total non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator (which otherwise would consist of net interest income, before provisions for credit losses, plus non-interest income) by deducting gains on sales of loans, net. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. Our long-term objective is to achieve steady declines in this ratio over the next several years.
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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “(Losses) gains on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “(Losses) gains on derivative and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “(Losses) gains on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment or that do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “(Losses) gains on derivative and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

Hedge ineffectiveness (losses) gains	$(2,615)	$1,268	$1,198
Unrealized (losses) gains on instruments not in a hedging relationship	(513)	581	(2,944)
Interest reclassification	2,170	3,451	(2,250)
(Losses) gains on derivatives and hedging activities, net	$(958)	$5,300	$(3,996)

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$250,327	$274,284	$194,219
Preferred stock dividends	21,204	19,595	12,933
GAAP net income attributable to SLM Corporation common stock	$229,123	$254,689	$181,286

Adjustments:
Net impact of derivative accounting(1)	3,127	(1,849)	1,746
Net tax effect(2)	1,199	(711)	659
Total “Core Earnings” adjustments to GAAP	1,928	(1,138)	1,087

“Core Earnings” attributable to SLM Corporation common stock	$231,051	$253,551	$182,373

GAAP diluted earnings per common share	$0.53	$0.59	$0.42
Derivative adjustments, net of tax	—	—	—
“Core Earnings” diluted earnings per common share	$0.53	$0.59	$0.42
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
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Term brokered deposits may have terms as long as seven years. Interest rates on most of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of matching our interest rate exposure to the index on which our assets reset, thereby minimizing our financing cost exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits that are considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. During 2016, we added $1.5 billion in deposits from Educational 529 and Health Savings Accounts as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of December 31, 2016.
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
2016 Management Objectives
For 2016, we set out the following major goals for ourselves: (1) prudently grow Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) enhance our customers’ experience by further improving the delivery of our products and services; (4) sustain the consumer protection improvements we have made to our policies, procedures and compliance management system since the Spin-Off and further enhance our risk oversight infrastructure; (5) successfully launch one or more complementary new products to increase the level of engagement we have with our customers; and (6) manage operating expenses while improving efficiency.
The following describes our performance relative to each of these goals.
Prudently Grow Private Education Loan Assets and Revenues
We originated $4.7 billion in new Private Education Loans in 2016, compared with $4.3 billion in 2015, an increase of 8 percent. As our business, capital and balance sheet continued to grow, we were able to exceed our annual Private Education Loan origination targets for the year. This growth in originations was accomplished while maintaining our FICO scores and cosigner rates on our 2016 originations at levels similar to those at which we ended 2015. The average FICO scores at approval and the cosigner rates for originations for the year ended December 31, 2016 were 748 and 89 percent, compared with 749 and 90 percent in the year ended December 31, 2015.
Our allowance for loan losses for Private Education Loans was $182 million at December 31, 2016, compared with $109 million at the prior year-end. The provision expense on our Private Education Loans was $160 million for the year ended December 31, 2016, compared with $87 million in 2015.

Maintain Our Strong Capital Position
The Bank is required by its regulators, the UDFI and the FDIC, to maintain sufficient capital to support its assets and operations. At December 31, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 12.6 percent, a Total risk-based capital ratio of 13.8 percent, and a Tier 1 leverage ratio of 11.1 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions and in line with the levels established by the Bank’s Board of Directors. In 2016, we completed our first Dodd-Frank Act Stress Test (“DFAST”) exercise, which demonstrated that our current capital levels are more than adequate to support our student loan portfolio even in times of severe adverse economic stress. For a further discussion of regulatory capital requirements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Capital” in this Form 10-K for the year ended December 31, 2016.
Enhance Customers’ Experience By Further Improving Delivery of Products and Services
The Spin-Off provided us the opportunity to redesign our processes, procedures and customer experiences exclusively around our Private Education Loan products, rather than accommodating the servicing of those products as well as FFELP and Direct Student Loans serviced under direction of the Department of Education (the “DOE”). In 2016, we continued to focus on our new servicing platform and processes to specifically target further simplifications in our customers’ Private Education Loan experience. Recent enhancements include:

•	All servicing is now conducted by in-house Sallie Mae associates;

•	Additional customer service sites have opened to provide redundancy during key processing periods;

•	We continued to provide agents with improved procedures and technology;

•	We increased our efforts to further clarify and simplify customer communications on important topics, such as payment options, by seeking to standardize information across platforms; and

•	We continued to expand functionality and information available to our customers online.
In 2016, we also implemented a customer feedback process, which provides us the ability to gain insights from customers at key points of interaction with us. This enables us to identify areas of opportunity and improve customer satisfaction on an ongoing basis.
Sustain Consumer Protection Improvements Made Since the Spin-Off and Further Enhance Our Risk Oversight Infrastructure
We continue to undertake significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. Our redesigned SCRA processes and procedures have the approval of the DOJ and all required restitution activities under the FDIC Consent Order and DOJ Consent Order have been completed. In 2014, we engaged a third-party firm to conduct independent audits of consumer protection processes and procedures, including our own compliance management system. At this time, that engagement is ongoing and we are nearing the end of our second full cycle of those audits. To date, these audits have produced no high risk findings.
During 2016, we continued the development of our Enterprise Risk Management capability, including significant advances in the Model Risk Management area and enhancements to our Governance, Risk and Compliance platform.  These programs contributed to our successful DFAST submission during the year. Additionally, the Manager’s Assessment of Risk and Controls entered its second year of use and is proving effective in assisting the first lines of defense in the management of their internal controls.
Successfully Launch One or More Complementary New Products to Increase Level of Engagement With Customers
In 2015, our management team began to consider expanding the suite of products we provide to customers.  Given our limited time and experience with our new originations platform and servicing capabilities, we prioritized opportunities to focus first on those that can leverage our core competencies and capabilities, rather than require the development or acquisition of new or alternative ones. For example, in the first quarter of 2016, we leveraged our experience with our Smart Option Student Loan products by launching a Private Education Loan product permitting parents to borrow and fund their children’s education without a student co-borrower (“Parent Loans”). The Parent Loan program is designed for parents who wish to separately finance their children’s education, rather than cosign loans with their children. We believe there is a market for this product that is separate from the Smart Option Student Loan market, and we believe our product is a competitive alternative to PLUS loans being offered by the DOE. This product complements our portfolio of Private Education Loan offerings, but did not have a material impact on 2016 earnings. We originated $31 million of Parent Loans in 2016.
In 2016, we also explored other product opportunities by researching products that will be easily understood and attractive to our customers.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. (See Item 6. “Selected Financial Data,” for the definition of this measure.) This ratio was 40.2 percent for the year ended December 31, 2016, compared with 46.8 percent and 45.3 percent for the years ended December 31, 2015 and 2014, respectively. The large improvement in the non-GAAP operating efficiency ratio in the year ended December 31, 2016 compared with the year-ago period was partially due to a $9 million increase in other income as a result of an increase in the tax indemnification receivable related to uncertain tax positions and the one-time $10 million change in reserve estimates related to our Upromise rewards business recorded in the first quarter of 2016. Excluding these two items, the non-GAAP operating efficiency ratio for the year ended December 31, 2016 would have been 41.1 percent.

2017 Management Objectives
In 2017, we intend to devote ourselves to further growing our business and improving our customers’ experience. We plan to do so by further continuing to improve the delivery of our products and services and incrementally adding to our product offerings to reinforce and expand our existing customer relationships and foster new ones.
For 2017, we have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) enhance our customers’ experience by further improving the delivery of our products and services; (4) sustain the consumer protection improvements we have made since the Spin-Off and maintain our strong governance, risk oversight and compliance infrastructure; (5) continue our disciplined expansion of new products to increase the level of engagement we have with our existing customers and attract new customers; (6) manage operating expenses while improving efficiency; and (7) continue to promote a culture centered on our core values (collaboration, mutual respect, honesty, integrity, performance, and accountability), sustained through ongoing employee engagement, recognition and development, and aligned with our mission and business plan for growth. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2017 by leveraging our Sallie Mae brand, our relationship with more than two thousand colleges and universities, and our direct consumer marketing efforts. In order to help facilitate the expected increase in our Private Education Loan originations, we plan to continue diversifying the mix of our funding sources in 2017. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay a common stock dividend or repurchase shares in 2017 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).

Enhance Customers’ Experience By Further Improving Delivery of Products and Services
We have made significant improvements in our customers’ experience over the last two years, and we will continue to implement strategies and tactics to fulfill our brand and customer experience visions. In 2017, we will focus on initiatives that will further simplify the application, fulfillment and servicing experience for our customers, including:

•	Creating an integrated online origination and servicing experience with a single point of entry and improved customer messaging;

•	Providing enhanced functionality to our customers that will give them more flexibility to service their accounts online and over the phone; and

•	Continuing to support customers throughout the Private Education Loan experience with enhanced communication and tools.
Sustain Consumer Protection Improvements Made Since the Spin-Off and Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
We have continued to undertake significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. Our redesigned SCRA processes and procedures received the approval of the DOJ and all required restitution activities under the FDIC Consent Order and DOJ Consent Order were completed in 2016. In compliance with the FDIC Consent Order, a third-party firm conducted independent audits of our consumer protection processes and procedures, including our compliance management system, with no high risk findings to date. We will continue to work closely with the FDIC in 2017 to demonstrate sustainability of the improvements made in connection with the FDIC Consent Order and will begin conducting our own audits of consumer protection processes and procedures, including our compliance management system, primarily using internal audit staff supplemented with staff from the same third-party firm that has conducted the compliance audits since 2014. Our goal is to sustain the improvements implemented to date and consistently comply with or exceed regulatory standards while continuing to improve our customers’ experience and satisfaction levels.
Continue Disciplined Expansion of New Products to Increase Level of Engagement With Our Existing Customers and Attract New Customers
In 2016, we began to expand the suite of products we provide to customers. We did so by leveraging our core competencies and capabilities, rather than requiring the development or acquisition of new or alternative ones. For example, we leveraged our experience with our Smart Option Student Loan products to launch a Parent Loan program designed for parents who wish to separately finance their children’s education, rather than cosign loans with their children.
In 2017, through an affiliation with another lender, we plan to launch a credit card program for young professionals. We do not expect this product to have a material impact on 2017 earnings. We also plan to continue developing our infrastructure in 2017 so that in early 2018 we have the capability to originate and service unsecured personal loans to be used for non-educational purposes. We will also continue to explore other product opportunities in 2017. In this process, we will place a high premium on designing and launching products that meet the needs of our existing customers, attract new customers, and assist both populations in achieving their financial goals. Any 2017 activity will focus on implementation success. We are not forecasting significant contributions to our originations, revenues or net income from any potential new products in 2017.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our operating efficiency ratio. We expect our operating efficiency ratio to decline steadily over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base. Our operating efficiency ratio is a non-GAAP measure. See Item 6. “Selected Financial Data,” for more information about the measure.

Continue to Promote a Culture Centered on Our Core Values (Collaboration, Mutual Respect, Honesty, Integrity, Performance, and Accountability), Sustained Through Ongoing Employee Engagement, Recognition, and Development and Aligned with our Mission and Business Plan for Growth
In 2017, we plan to further promote a culture centered on our core values - collaboration, mutual respect, honesty, integrity, performance, and accountability - as we seek to grow our business. When evaluating employee performance, we will review not only what was accomplished by employees, but whether and how they demonstrated our core values in achieving those accomplishments. We will continue to encourage and enable high performance in a variety of ways, including by encouraging employee engagement, and differentiating, recognizing, and rewarding high performing employees. In addition, we plan to invest in our employees by identifying and providing development opportunities that align with our business plan and support succession plans throughout our organization.

Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
(Dollars in millions, except per share data)	2016	2015	2014	$	%	$	%
Interest income:
Loans	$1,060	$817	$661	$243	30%	$156	24%
Investments	9	10	9	(1)	(10)	1	11
Cash and cash equivalents	8	4	4	4	100	—	—

Total interest income	1,077	831	674	246	30	157	23

Total interest expense	186	129	96	57	44	33	34

Net interest income	891	702	578	189	27	124	21
Less: provisions for credit losses	159	90	85	69	77	5	6

Net interest income after provisions for credit losses	732	612	493	120	20	119	24
Non-interest income:
Gains on sales of loans, net	—	135	121	(135)	(100)	14	12
(Losses) gains on derivatives and hedging activities, net	(1)	5	(4)	(6)	(120)	9	225
Other income	70	43	40	27	63	3	8

Total non-interest income	69	183	157	(114)	(62)	26	17
Non-interest expenses:
Operating expenses	385	349	275	36	10	74	27
Acquired intangible asset amortization expense	1	2	3	(1)	(50)	(1)	(33)
Restructuring and other reorganization expenses	—	5	38	(5)	(100)	(33)	(87)

Total non-interest expenses	386	356	316	30	8	40	13

Income before income tax expense	415	439	334	(24)	(5)	105	31
Income tax expense	165	165	140	—	—	25	18

Net income	250	274	194	(24)	(9)	80	41
Preferred stock dividends	21	19	13	2	11	6	46

Net income attributable to SLM Corporation common stock	$229	$255	$181	$(26)	(10)%	$74	41%

Basic earnings per common share attributable to SLM Corporation	$0.54	$0.60	$0.43	$(0.06)	(10)%	$0.17	40%

Diluted earnings per common share attributable to SLM Corporation	$0.53	$0.59	$0.42	$(0.06)	(10)%	$0.17	40%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

For the year ended December 31, 2016, net income was $250 million, or $.53 diluted earnings per common share, compared with net income of $274 million, or $.59 diluted earnings per common share, for the year ended December 31, 2015. The decrease in net income was primarily due to a $135 million decrease in gains on sales of loans, net, a $69 million increase in provisions for credit losses and a $30 million increase in total non-interest expenses, which were partially offset by a $189 million increase in net interest income and a $27 million increase in other income.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income increased by $189 million primarily due to a $2.9 billion increase in average Private Education Loans outstanding and a 19 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 17 basis point increase in our cost of funds. Cost of funds increased primarily as a result of the full year impact of the increase in LIBOR rates that occurred at the end of 2015, as well as a $1.1 billion increase in the average balance of securitized financings that have a longer term and higher cost than retail and brokered deposits.

•
Provisions for credit losses increased $69 million compared with the year-ago period. This increase was primarily the result of an additional $1.0 billion loans entering repayment in the year ended December 31, 2016, compared with loans entering repayment in the year-ago period, and a $153 million increase in Private Education Loans becoming classified as TDRs (where we provide for life-of-loan losses) compared with Private Education Loans becoming classified as TDRs in the year-ago period. In the period in which Private Education Loans become classified as a TDR, we record a life of loan allowance against these loans through a charge to the provision for credit losses.

•
Gains on sales of loans, net, decreased $135 million in 2016 compared with the year-ago period, as there were no loan sales in 2016. In 2015, we sold $1.5 billion of loans through Private Education Loan sales and securitization transactions with third-parties. We discontinued the practice of selling loans in 2016 and chose to retain all loans originated on our balance sheet.

•
(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $1 million in 2016 compared with a gain of $5 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In 2016, we used fewer derivatives to economically hedge risk that qualified for hedge accounting treatment than we did in the year-ago period.

•
Other income increased $27 million compared with the year-ago period. Of this increase, $10 million relates to a one-time gain resulting from a change in reserve estimates for our Upromise rewards program. Also contributing to this increase is an increase in the tax indemnification receivable related to uncertain tax positions and an increase in third-party servicing income.

•
Total non-interest expenses were $386 million compared with $356 million in the year-ago period. Full-year operating expenses grew 10 percent year-over-year while the non-GAAP operating efficiency ratio decreased to 40.2 percent in 2016, from 46.8 percent in 2015. The improvement in the non-GAAP operating efficiency ratio was primarily due to the continued infrastructure efficiency as the portfolio grew, operational improvements resulting from 2015 customer experience investments, and, to a lesser extent, the one-time items recorded in other income during 2016.

•
The effective income tax rate increased to 39.6 percent in 2016 from 37.5 percent in 2015. The increase in the effective income tax rate for 2016 was primarily the result of an increase in uncertain tax positions. The uncertain tax positions contributing to the increase in our effective income tax rate had minimal impact to net income for the year as we recorded a largely matching offset in other income. For additional information regarding the uncertain tax positions, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Correction Recorded in the Current Period.”

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
For the year ended December 31, 2015, net income was $274 million, or $.59 diluted earnings per common share, compared with net income of $194 million, or $.42 diluted earnings per common share, for the year ended December 31, 2014. The increase in net income was primarily due to a $124 million increase in net interest income and a $14 million increase in net gains on sales of loans, which were partially offset by a $40 million increase in total expenses.
The primary contributors to each of the identified drivers of change in net income for 2015 compared with 2014 are as follows:

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

•
Provisions for credit losses for 2015 increased $5 million compared with 2014. This increase was primarily as a result of a $1.3 billion increase in Private Education Loans in repayment and a $206 million increase in Private Education Loans classified as TDRs (where we provide for life-of-loan losses). The impact on provision expense from loan sales in 2014 compared with 2015 was greater because we sold $306 million more in credit impaired loans in 2014 than in 2015. When we sell a credit impaired loan at a loss, the loss is recorded as additional provision expense. Also included in 2014 provision expense was a $14 million benefit from the change in our charge-off policy.

•
Gains on sales of loans, net, increased $14 million. In 2015, we sold $1.5 billion of loans through Private Education Loan sales and securitization transactions with third-parties. As a result, we recorded gains of $135 million. In 2014, we sold $1.9 billion of loans through Private Education Loan sales and a securitization transaction with third-parties and recorded gains of $121 million. Gains on sales of loans, net, were higher in 2015 as these loans were sold at a higher price.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $5 million in 2015 compared with a loss of $4 million in 2014. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In 2015, we used more derivatives to economically hedge risk that qualified for hedge accounting treatment than we did in 2014.

•
Operating expenses were $349 million in 2015 compared with $275 million in 2014. The year-over-year increase in operating expenses was primarily the result of increased personnel costs related to being a stand-alone company and an increase in loans serviced for the Company and third-parties. In addition, we made investments in our servicing platform to improve customer service, such as expanding weekend service hours and improved response times. Operating expenses in 2014 benefited from an $8 million reversal of reserves for remediation costs relating to the FDIC Consent Order.

•
Restructuring and other reorganization expenses were $5 million in 2015 compared with $38 million in 2014. The decrease was primarily the result of the wind-down of our separation efforts related to the Spin-Off.

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

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$12,747,756	8.02%	$9,819,053	7.93%	$7,563,356	8.16%
FFELP Loans	1,063,325	3.53	1,179,723	3.26	1,353,497	3.24
Other loans	1,114	6.77	—	—	—	—
Taxable securities	407,860	2.24	395,718	2.59	331,479	2.68
Cash and other short-term investments	1,480,170	0.51	1,407,158	0.27	1,746,839	0.26
Total interest-earning assets	15,700,225	6.86%	12,801,652	6.49%	10,995,171	6.13%

Non-interest-earning assets	772,167		670,084		549,237

Total assets	$16,472,392		$13,471,736		$11,544,408

Average Liabilities and Equity
Brokered deposits	$7,154,218	1.31%	$6,640,078	1.19%	$5,588,569	1.12%
Retail and other deposits	5,095,631	1.06	3,869,359	0.95	3,593,817	0.92
Other interest-bearing liabilities(1)	1,476,740	2.58	398,851	3.27	26,794	0.91
Total interest-bearing liabilities	13,726,589	1.35%	10,908,288	1.18%	9,209,180	1.04%

Non-interest-bearing liabilities	539,153		610,715		727,806
Equity	2,206,650		1,952,733		1,607,422
Total liabilities and equity	$16,472,392		$13,471,736		$11,544,408

Net interest margin		5.68%		5.49%		5.26%

_________________

(1)
For the years ended December 31, 2016 and 2015, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2016 vs. 2015
Interest income	$246,128	$49,394	$196,734
Interest expense	57,289	20,924	36,365
Net interest income	$188,839	$25,007	$163,832

2015 vs. 2014
Interest income	$156,824	$40,302	$116,522
Interest expense	32,804	13,817	18,987
Net interest income	$124,020	$24,943	$99,077

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,371,870	$377	$3,372,247	$2,823,035	$582	$2,823,617
Grace, repayment and other(2)	10,879,805	1,010,531	11,890,336	7,773,402	1,115,081	8,888,483
Total, gross	14,251,675	1,010,908	15,262,583	10,596,437	1,115,663	11,712,100
Deferred origination costs and unamortized premium	44,206	2,941	47,147	27,884	3,114	30,998
Allowance for loan losses	(182,472)	(2,171)	(184,643)	(108,816)	(3,691)	(112,507)
Total education loan portfolio	$14,113,409	$1,011,678	$15,125,087	$10,515,505	$1,115,086	$11,630,591

% of total	93%	7%	100%	90%	10%	100%
_________
(1)      Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,548,721	$1,185	$2,549,906	$2,191,445	$2,477	$2,193,922
Grace, repayment and other(2)	5,762,655	1,263,622	7,026,277	4,371,897	1,424,495	5,796,392
Total, gross	8,311,376	1,264,807	9,576,183	6,563,342	1,426,972	7,990,314
Deferred origination costs and unamortized premium	13,845	3,600	17,445	5,063	4,081	9,144
Allowance for loan losses	(78,574)	(5,268)	(83,842)	(61,763)	(6,318)	(68,081)
Total education loan portfolio	$8,246,647	$1,263,139	$9,509,786	$6,506,642	$1,424,735	$7,931,377

% of total	87%	13%	100%	82%	18%	100%

_________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

	December 31, 2012
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio	$5,447,699	$1,039,755	$6,487,454

% of total	84%	16%	100%

Average Education Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2016		2015		2014
Private Education Loans	$12,747,756	92%	$9,819,053	89%	$7,563,356	85%
FFELP Loans	1,063,325	8	1,179,723	11	1,353,497	15
Total portfolio	$13,811,081	100%	$10,998,776	100%	$8,916,853	100%

Education Loan Activity

	Year Ended December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591
Acquisitions and originations	4,685,622	—	4,685,622
Capitalized interest and deferred origination cost premium amortization	339,163	35,774	374,937
Sales	(9,521)	—	(9,521)
Loan consolidation to third-parties	(235,118)	(45,014)	(280,132)
Repayments and other	(1,182,242)	(94,168)	(1,276,410)
Ending balance	$14,113,409	$1,011,678	$15,125,087

	Year Ended December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	4,366,651	—	4,366,651
Capitalized interest and deferred origination cost premium amortization	239,330	39,743	279,073
Sales	(1,412,015)	—	(1,412,015)
Loan consolidation to third-parties	(75,369)	(43,087)	(118,456)
Repayments and other	(849,739)	(144,709)	(994,448)
Ending balance	$10,515,505	$1,115,086	$11,630,591

	Year Ended December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	4,087,320	7,470	4,094,790
Capitalized interest and deferred origination cost premium amortization	170,306	46,093	216,399
Sales	(1,873,414)	(7,654)	(1,881,068)
Loan consolidation to third-parties	(14,811)	(41,760)	(56,571)
Repayments and other	(629,396)	(165,745)	(795,141)
Ending balance	$8,246,647	$1,263,139	$9,509,786

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in thousands)	2016	%	2015	%	2014	%
Smart Option - interest only(1)	$1,189,517	25%	$1,075,260	25%	$998,612	25%
Smart Option - fixed pay(1)	1,403,421	30	1,350,680	31	1,256,978	31
Smart Option - deferred(1)	2,034,100	44	1,902,729	44	1,817,011	44
Smart Option - principal and interest	7,953	—	1,727	—	3,347	—
Parent Loan	31,272	1	—	—	—	—
Total Private Education Loan originations	$4,666,263	100%	$4,330,396	100%	$4,075,948	100%

Percentage of loans with a cosigner	89%		90%		90%
Average FICO at approval	748		749		748
         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081
Less:
Charge-offs(1)	(90,203)	(1,348)	(91,551)	(55,357)	(2,582)	(57,939)	(14,442)	(2,996)	(17,438)
Loan Sales(2)	(6,034)	—	(6,034)	(7,565)	—	(7,565)	(53,485)	—	(53,485)
Plus:
Recoveries	10,382	—	10,382	5,820	—	5,820	1,155	—	1,155
Provision	159,511	(172)	159,339	87,344	1,005	88,349	83,583	1,946	85,529
Ending balance	$182,472	$2,171	$184,643	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842

Troubled debt restructuring(3)	$612,606	$—	$612,606	$265,831	$—	$265,831	$60,278	$—	$60,278

	Years Ended December 31,
	2013			2012
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$65,218	$3,971	$69,189	$69,090	$402	$69,492
Less:
Charge-offs(1)	—	(2,037)	(2,037)	—	(100)	(100)
Loan Sales(2)	(68,410)	—	(68,410)	(66,319)	—	(66,319)
Plus:
Recoveries	—	—	—	—	—	—
Provision	64,955	4,384	69,339	62,447	3,669	66,116
Ending balance	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189

Troubled debt restructuring(3)	$—	$—	$—	$—	$—	$—
_________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2016, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for credit losses increased $72 million compared with the year-ago period. This increase was primarily the result of an additional $1.0 billion loans entering repayment in the year ended December 31, 2016, compared with loans entering repayment in the year-ago period, and a $153 million increase in Private Education Loans becoming classified as TDRs (where we provide for life-of-loan losses) in the year ended December 31, 2016, compared with Private Education Loans becoming classified as TDRs in the year-ago period.
Changes in our allowance for loan losses are driven in large measure by the amount and age of our loans in full principal and interest repayment. As a larger proportion of our portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase.
In 2016, we changed our methodology for determining loans in full principal and interest repayment status, and that metric now includes only loans for which scheduled full principal and interest payments were due at the end of each applicable reporting period. Loans in full principal and interest repayment status were 36 percent of our total portfolio at December 31, 2016, 31 percent of our total portfolio at December 31, 2015 and 24 percent of our total portfolio at December 31, 2014.
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
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2016, we held approximately $67 million of Split Loans.
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

	December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,189,955		$3,427,964		$3,027,143
Loans in forbearance(2)	351,962		241,207		135,018
Loans in repayment and percentage of each status:
Loans current	9,509,394	97.9%	6,773,095	97.8%	5,045,600	98.0%
Loans delinquent 31-60 days(3)	124,773	1.3	91,129	1.3	63,873	1.2
Loans delinquent 61-90 days(3)	51,423	0.5	42,048	0.6	29,041	0.6
Loans delinquent greater than 90 days(3)	24,168	0.3	20,994	0.3	10,701	0.2
Total Private Education Loans in repayment	9,709,758	100.0%	6,927,266	100.0%	5,149,215	100.0%
Total Private Education Loans, gross	14,251,675		10,596,437		8,311,376
Private Education Loan deferred origination costs	44,206		27,884		13,845
Total Private Education Loans	14,295,881		10,624,321		8,325,221
Private Education Loan allowance for losses	(182,472)		(108,816)		(78,574)
Private Education Loans, net	$14,113,409		$10,515,505		$8,246,647

Percentage of Private Education Loans in repayment		68.1%		65.4%		62.0%

Delinquencies as a percentage of Private Education Loans in repayment		2.1%		2.2%		2.0%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.5%		3.4%		2.6%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance at beginning of period	$108,816	$78,574	$61,763	$65,218	$69,090
Provision for Private Education Loan losses	159,511	87,344	83,583	64,955	62,447
Net charge-offs:
Charge-offs(1)	(90,203)	(55,357)	(14,442)	—	—
Recoveries	10,382	5,820	1,155	—	—
Net charge-offs	(79,821)	(49,537)	(13,287)	—	—
Loan sales(2)	(6,034)	(7,565)	(53,485)	(68,410)	(66,319)
Allowance at end of period	$182,472	$108,816	$78,574	$61,763	$65,218

Allowance as a percentage of ending total loans	1.28%	1.03%	0.95%	0.94%	1.18%
Allowance as a percentage of ending total loans in repayment(3)	1.88%	1.57%	1.53%	1.55%	1.74%
Allowance coverage of net charge-offs	2.29	2.20	5.91	-	-
Net charge-offs as a percentage of average loans in repayment(3)	0.96%	0.82%	0.30%	-	-
Delinquencies as a percentage of ending loans in repayment	2.06%	2.23%	2.01%	0.99%	1.19%
Loans in forbearance as a percentage of ending loans in repayment and forbearance	3.50%	3.36%	2.56%	0.41%	0.24%
Ending total loans, gross	$14,251,675	$10,596,437	$8,311,376	$6,563,342	$5,507,908
Average loans in repayment(3)	$8,283,036	$6,031,741	$4,495,709	$3,509,502	$3,928,692
Ending loans in repayment(3)	$9,709,758	$6,927,266	$5,149,215	$3,972,317	$3,750,223
_______

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)
Loans in repayment include loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

     As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of total loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending total loans in repayment increased over the past three years primarily as a result of an increase in the balance of our TDRs, for which we hold a life-of-loan allowance.
Use of Forbearance as a Private Education Loan Collection Tool
Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. We grant forbearance in our servicing centers if a borrower who is current requests it for increments of three months at a time, for up to twelve months. Forbearance as a collection tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan.
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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2016, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.7 percent for loans that have been in active repayment status for less than 25 months. Approximately 76 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2016	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,190	$4,190
Loans in forbearance	211	56	42	25	18	—	352
Loans in repayment - current	3,437	2,739	1,766	876	692	—	9,510
Loans in repayment - delinquent 31-60 days	55	29	20	11	10	—	125
Loans in repayment - delinquent 61-90 days	23	12	8	4	4	—	51
Loans in repayment - delinquent greater than 90 days	11	5	4	2	2	—	24
Total	$3,737	$2,841	$1,840	$918	$726	$4,190	14,252
Unamortized discount							43
Allowance for loan losses							(182)
Total Private Education Loans, net							$14,113

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.10%	0.55%	0.42%	0.25%	0.18%	—%	3.50%

(Dollars in millions) December 31, 2015	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,428	$3,428
Loans in forbearance	150	38	26	16	11	—	241
Loans in repayment - current	2,834	2,026	1,037	485	391	—	6,773
Loans in repayment - delinquent 31-60 days	43	19	13	8	7	—	90
Loans in repayment - delinquent 61-90 days	21	9	6	3	3	—	42
Loans in repayment - delinquent greater than 90 days	12	4	3	1	2	—	22
Total	$3,060	$2,096	$1,085	$513	$414	$3,428	10,596
Unamortized discount							29
Allowance for loan losses							(109)
Total Private Education Loans, net							$10,516

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.09%	0.53%	0.36%	0.22%	0.16%	—%	3.36%

(Dollars in millions) December 31, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,027	$3,027
Loans in forbearance	82	23	16	11	3	—	135
Loans in repayment - current	2,242	1,484	725	391	204	—	5,046
Loans in repayment - delinquent 31-60 days	30	16	9	6	3	—	64
Loans in repayment - delinquent 61-90 days	14	7	4	2	2	—	29
Loans in repayment - delinquent greater than 90 days	7	2	1	1	—	—	11
Total	$2,375	$1,532	$755	$411	$212	$3,027	8,312
Unamortized discount							14
Allowance for loan losses							(79)
Total Private Education Loans, net							$8,247

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.55%	0.44%	0.30%	0.21%	0.06%	—%	2.56%

Private Education Loan Repayment Options
The following table shows the comparison of our Private Education Loan portfolio by product type for the years ended December 31, 2016 and 2015.

	December 31, 2016
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$164,725	$29,212	$9,501,040	$14,781	$9,709,758
$ in total	$334,512	$29,430	$13,872,378	$15,355	$14,251,675

	December 31, 2015
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$141,900	$—	$6,769,788	$15,578	$6,927,266
$ in total	$302,949	$—	$10,277,517	$15,971	$10,596,437
_
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2016	$739,847	$845	$2,898
December 31, 2015	$542,919	$791	$3,332
December 31, 2014	$445,710	$443	$3,517
December 31, 2013	$333,857	$1	$4,076
December 31, 2012	$215,752	$33	$3,608

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
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment and the impact they have on the availability of funding sources in the marketplace.
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2016	2015	2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$18,133	$9,817	$7,677
Sallie Mae Bank(1)	1,900,660	2,406,402	2,352,103
Available-for-sale investments	208,603	195,391	168,934
Total unrestricted cash and liquid investments	$2,127,396	$2,611,610	$2,528,714
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$19,426	$17,241	$4,364
Sallie Mae Bank(1)	1,422,335	1,377,171	1,755,517
Available-for-sale investments	204,905	176,036	140,622
Total unrestricted cash and liquid investments	$1,646,666	$1,570,448	$1,900,503
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

 Deposits

The following table summarizes total deposits at December 31, 2016 and 2015.

	December 31,
(Dollars in thousands)	2016	2015
Deposits - interest bearing	$13,434,990	$11,487,006
Deposits - non-interest bearing	677	701
Total deposits	$13,435,667	$11,487,707

Interest bearing deposits as of December 31, 2016 and 2015 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and brokered and retail CDs, as discussed further below. Included in these accounts are what we consider to be core deposits from various sources. During 2016, we added $1.5 billion in deposits from Educational 529 and Health Savings Accounts as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of December 31, 2016.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10.1 million, $10.5 million, and $10.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. Fees paid to third-party brokers related to these CDs were $4.4 million, $4.1 million, and $15.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Interest bearing deposits at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,129,404	1.22%	$4,886,299	1.19%
Savings	834,521	0.84	669,254	0.82
Certificates of deposit	5,471,065	1.41	5,931,453	0.98
Deposits - interest bearing	$13,434,990		$11,487,006
__
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of December 31, 2016 and 2015, there were $304.5 million and $709.9 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $18.9 million and $15.7 million at December 31, 2016 and 2015, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the Federal Reserve on an overnight basis or in the Federal Reserve’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio includes a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet Community Reinvestment Act (“CRA”) targets. Small amounts of other types of securities and investments in funds meeting CRA requirements have been purchased into the investment portfolio. Additionally, our investing activity is governed by Board-approved limits on the amount allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. Credit Support Annexes (“CSAs”), or clearinghouses for over-the-counter derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under CSAs or clearinghouse agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held by us and plus collateral posted with the counterparty.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. As of December 31, 2016, $4.8 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. This represents 92.1 percent of our total notional derivative contracts of $5.2 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held by us and plus collateral posted with the counterparty.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2016.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$44,605
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	37.28%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	0.18%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

 Capital Management
In order to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the DIF, we intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We believe that current and projected capital levels are appropriate for 2017. As our balance sheet continues to grow in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
As of January 1, 2015, the Bank was required to comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital and, among other things, establishes Common Equity Tier 1 as a new tier of capital and modifies methods for calculating risk-weighted assets. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a new capital conservation buffer, are being phased in over several years. The Bank’s Capital Policy requires management to monitor the new capital standards. The Bank is subject to the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer, which is being phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
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
As of December 31, 2016, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 12.6 percent, a Total risk-based capital ratio of 13.8 percent and a Tier 1 leverage ratio of 11.1 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2016, 2015 and 2014. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowed Funds
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2016. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2016, 2015 and 2014.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.6 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2016, 2015 and 2014.
On December 19, 2014, we closed on a $750.0 million ABCP Facility. Pursuant to FDIC safe harbor guidelines, we retained a 5 percent or $37.5 million ownership interest in the ABCP Facility, resulting in $712.5 million of funds available for us to draw under the ABCP Facility.
On February 25, 2016 and February 22, 2017, we amended and extended the maturity of our $750.0 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750.0 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur). For additional information, see

Notes to Consolidated Financial Statements, Note 24, “Subsequent Events.” At December 31, 2016, there were no borrowings outstanding under the ABCP Facility.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2016, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At December 31, 2016, we had a $1.7 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, term funding commitments, loan commitments and lease obligations at December 31, 2016.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)(2)	$2,897,709	$6,015,490	$937,825	$—	$9,851,024
Private Education Loan term securitizations(1)(3)	277,995	539,651	402,527	962,966	2,183,139
Loan commitments(1)	1,713,795	859	—	—	1,714,654
Lease obligations	2,709	6,075	5,227	9,163	23,174
Total contractual cash obligations	$4,892,208	$6,562,075	$1,345,579	$972,129	$13,771,991
____
(1) Interest obligations are either variable or fixed in nature.
(2) Excludes derivative market value adjustments of $17 million.
(3) Amounts reflect the contractual requirements of the Private Education Loan term securitizations, based on the expected paydown of the underlying collateral.

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
Allowance for Loan Losses

In determining the allowance for loan losses on our Private Education Loan non-TDR portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected “loss emergence period,” which represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance) and how much we expect to recover over the same one year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.

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

Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off (“roll rate analysis”). Once a charge-off forecast is estimated, a recovery assumption is included.

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

FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

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
Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting, a derivative must be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the previous discussion in the section titled “Critical Accounting Policies and Estimates — Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those fair values provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.
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
If we have a variable interest in a VIE and we determine that we are the primary beneficiary, then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of a VIE. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. We have determined that as the sponsor and servicer of Sallie Mae securitization trusts, we meet the first primary beneficiary criterion because we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.
In the past three years, we have executed both secured financings and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and, therefore, had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (b) the power to direct the activities of the VIE in our role as servicer. For those accounted for as securitized loan sales, we only retained servicing and, therefore, are not the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

Risk Management
Our Approach
Risk is inherent in our business activities and the specialized lending industry we serve. The ability of management to anticipate, identify and remediate risk in a timely manner is critical to our continued success. Our enterprise risk management (“ERM”) framework is designed to identify, remediate, control and report these risks and escalate as appropriate to the Board of Directors or its designee.
Risk Oversight
Our Board of Directors oversees our overall strategic direction, including our risk management capability and effectiveness. The Board has oversight of key policies as well as the risk management framework developed and administered by the management team. We have a robust process to escalate to the Board meaningful departures from our risk appetite statements, in addition to material, emerging risks.
The Board of Directors oversaw significant risk initiatives during 2016. These significant initiatives included the following:

•	The continued evolution of the ERM function and its attendant policies and processes;

•	The embedding of the Manager’s Assessment of Risk and Control, which provides a consistent, risk self-assessment methodology across the enterprise;

•	The continued evolution of our model risk management framework;

•	The successful submission of our initial DFAST results; and

•	The development of internal controls testing policy and procedures to enhance our control environment.
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified, remediated, controlled and reported. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks inherent in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures (including activities performed by third-party contractors). Our ERM and Compliance functions constitute the “second line of defense” and provide oversight of the execution by the first line of defense. Rather than focusing on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports. The lines of defense distinction determines accountabilities; the ERM framework contains the processes and infrastructure necessary to deliver on those accountabilities.

Enterprise Risk Management Policy and Framework
The ERM policy and risk appetite framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved annually by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and reported. The ERM policy, the risk appetite framework and the related policies and procedures constitute the core of the overall governance program.
The risk appetite statements are at the core of the overall framework. The risk appetite statements establish the level of risk we are willing to accept within each risk category, described below, in pursuit of our business objectives. Compliance with our risk appetite is monitored using a set of performance metrics, with thresholds and limits, for each risk type. The Enterprise Risk Committee (the “ERC”) provides oversight of the risk appetite framework with escalation to the Board of Directors, as appropriate. Our Board of Directors approves the risk appetite framework annually and requires that management provide ongoing updates on adherence to the framework.

Board of Directors Committee Structure
We have a robust committee structure that facilitates oversight, effective challenge and escalation of risk and control issues.
Risk Committee. The Risk Committee of the Board was established to assist the Board in fulfilling its risk management oversight responsibilities. Annually, the Risk Committee recommends the ERM policy and the risk appetite framework, to the Board of Directors for approval. The Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer (the “CRO”).
Audit Committee. The Audit Committee is responsible for oversight of the Internal Audit function. Additionally, the Audit Committee oversees the quality and integrity of our financial reporting process and financial statements; the qualifications, hiring, performance and independence of our independent registered accounting firm; and our system of internal controls.
Nominations, Governance and Compensation Committee. The Nominations, Governance and Compensation Committee, among other things: (1) periodically reviews management’s succession planning; (2) confirms our compensation practices properly balance risk and reward and do not promote excessive risk-taking; (3) implements good governance policies for us and our Board of Directors; (4) approves all compensation and benefits for our Chief Executive Officer, Executive Vice Presidents, and independent members of our Board of Directors; (5) approves our equity-based compensation plans and management’s administration of employee benefit plans; (6) reviews related party transactions; (7) conducts assessments of the performance of our Board of Directors and its committees; and (8) recommends nominees for election to our Board of Directors.
Preferred Stock Committee. The Preferred Stock Committee monitors and evaluates proposed actions that may impact the rights of holders of our preferred stock.
Compliance Committee. The purpose of the Compliance Committee of the Board of the Bank is to assist the Board of Directors in: (1) overseeing the continuing maintenance and enhancement of a strong and sustainable compliance culture; (2) providing oversight of the compliance management system; (3) approving sound policies and objectives and effectively supervising all compliance - related activities; (4) ensuring that the Bank has a qualified Chief Compliance Officer with sufficient authority, independence and resources to administer an effective compliance management system; (5) ensuring our compliance with the Code of Business Conduct; and (6) exercising and performing all other duties and responsibilities delegated to the Committee.

Management-Level Committee Structure
Enterprise Risk Committee. The ERC is authorized by the Risk Committee of the Board of Directors to provide management oversight of, and compliance with, the risk appetite framework. The ERC is the conduit from management to the Risk Committee of the Board and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub-committees to assist in the fulfillment of its oversight activities. During 2016, Sallie Mae operated with the following sub-committees:
Credit Committee. The Credit Committee is responsible for credit and counterparty risk, product pricing, and credit and collections operations.
Operational Risk Committee (“ORC”). The ORC is the oversight body for risk related to inadequate or failed internal processes, people and systems or from external events. It also reviews information technology risk, and regulatory and legal risks.
Asset and Liability Committee (“ALCO”). ALCO is responsible for the strategy, processes and authorities with which the Bank’s interest rate risk, liquidity and capital adequacy are managed.
Model Risk Management Committee (“MRMC”). The MRMC is responsible for the administration and execution of the model risk management program, including policies and procedures.
Each of these standing sub-committees is comprised of subject matter experts from the senior management team and is accountable to the ERC. Moreover, these sub-committees may be supported by steering or working groups, as appropriate. Currently, these steering or working groups include the DFAST steering group, the Allowance for Loan Loss, Critical Accounting Assumptions working group and the Customer Product and Services Assessment working group.

Disclosure Committee. Our Disclosure Committee assists our Chief Executive Officer and Chief Financial Officer in their review of periodic SEC reporting documents, earnings releases, investor materials and related disclosure policies and procedures.
Compliance Committee. Our management-level Bank Compliance Committee oversees regulatory compliance risk management activities for the Bank and its affiliates.
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
Risk Categories

Our ERM framework is designed to address the following risk categories:

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or other failure to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

We have credit or counterparty risk exposure with borrowers and cosigners to whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by the CRO, his staff and the Credit Committee. The CRO, as well as the Chief Credit Officer of the Bank, report regularly to the Board of Directors.

The credit risk related to Private Education Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio composition and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated future losses based upon an analysis of portfolio metrics and economic factors.

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

Operational risk exposures are managed through a combination of first line of defense risk, and control activities and second line of defense oversight. The ORC is the management committee responsible for operational risk and it supports the ERC in its oversight duties. The ORC is responsible for escalation to the ERC, as appropriate. Additionally, operational risk metrics, thresholds and limits are included in the periodic reporting to the Risk Committee of the Board.

Legal Risk. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or a change in law or regulation.

Primary ownership and responsibility for legal risk is placed with the first lines of defense, working with their legal colleagues, to identify and manage their specific legal risks. Compliance supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by the first lines of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal group. The ORC has oversight over the establishment of standards related to our monitoring and control of legal risks, and the General Counsel reports regularly to the Risk Committee of the Board of Directors.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads or other volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Chief Financial Officer provides reports to the Risk Committee of the Board of Directors on market risk management.

Funding & Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the inability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan originations. Our primary liquidity needs include our ongoing ability to: meet our funding needs through market cycles, including periods of financial stress; manage the relative maturities of assets and liabilities on our balance sheet; fund disbursements of Private Education Loans; and service our indebtedness and bank deposits. Ultimately, our funding and liquidity risk relates to our ability to access the capital markets at reasonable rates and to maintain retail deposits and other funding sources through the Bank.

Our funding and liquidity risk activities are centralized within our Corporate Finance department, which is responsible for developing and executing our funding strategy. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through ALCO. The Risk Committee of our Board of Directors is responsible for periodically reviewing the funding and liquidity positions and contingency funding plan developed and administered by ALCO.

Reputational Risk. Reputational risk is the risk to shareholder value and growth trajectory from a negative perception, whether true or not, of an organization by its key stakeholders, the changing expectations of its stakeholders and/or inadequate internal coordination of business decisions. This could expose us to litigation, financial loss or other damage to our business or brand.

Management proactively assesses and manages reputational risk. We have established our government relations function to manage our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, as well as providing targeted messaging that reinforces our public policy goals. We review and consider reputational risk on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund operations. Our public relations, marketing and media teams continuously monitor print, electronic and social media to understand how we are perceived; proactively address customer complaints; and endeavor to enhance the value of our corporate brand. Metrics related to reputational risk are reported to and monitored by the ERC and the Risk Committee of the Board of Directors. Our Legal, Government Relations and Compliance groups regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our reputational risks.

Strategic Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies and are appropriately structured, resourced and executed. Oversight for this strategic planning process is provided by the Executive Committee of the Board of Directors. Our performance, relative to our annual business plan and our longer term strategic plan, is reviewed by management and the Executive Committee of the Board of Directors.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2016, 429 million shares were issued and outstanding and 52 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 12, “Stockholders’ Equity” for additional details.

Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms that have expired or will expire within the next two to three years.

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

•
the agreement by us and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

•
the creation of a governance structure, including a separation oversight committee of representatives from us and Navient, by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement will be monitored and managed.

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

Indemnification Obligations

Navient is legally responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2016 was $116 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2016, the remaining balance of the indemnification receivable related to those uncertain tax positions was $28 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions also was $116 million at December 31, 2016. See Notes to the Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Correction Recorded in the Current Period” and “—Income Taxes,” for additional details.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and $67 million of Private Education Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

The data sharing agreement states we will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses.

The tax sharing agreement governs the respective rights, responsibilities and obligations of us and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the anticipated tax treatment.

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase Split Loans (at fair value) for which the borrower also has a separate lending relationship with Navient when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2016, we held approximately $67 million of Split Loans.

During the year ended December 31, 2016, the Bank separately sold loans to the Purchasers in the amount of $15.7 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2015, the Bank separately sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income. During the year ended December 31, 2014, the Bank sold loans to the Purchasers in the amount of $804.7 million in principal and $5.7 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2016 and 2015, respectively. The gain resulting from loans sold to the Purchasers was $35.8 million in the year ended December 31, 2014. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $6.0 million, $7.6 million and $53.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. Navient is the servicer for all of these loans.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2016 and 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in 2017. The 2016 EAR analysis indicates a more asset sensitive position over a 24 month horizon compared with 2015 due primarily to changes in the funding mix away from funding sources highly correlated to short-term market rate changes, including retail MMDA and savings and fully hedged brokered CDs, and toward more ABS funding. The funding shifts resulted in a less liability sensitive position over the 24 month horizon. A portion of this shift in liabilities is expected to be temporary. The EVE analysis, a longer term analysis which is highly sensitive to relatively small balance sheet changes, also points to a more asset sensitive position due primarily to the long-term impact of higher levels of fixed-rate ABS funding, as well as some shorter-term fixed-rate brokered CDs on the balance sheet at the end of 2016.

	December 31,
	2016		2015
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	7.4%	2.4%	0.2%	0.0%
EAR - Ramp	5.8%	1.6%	0.1%	0.0%
EVE	2.6%	0.9%	-3.0%	-1.3%

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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which in turn includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position is (i) the impact of FFELP Loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from asset securitization. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “(losses) gains on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$140.4	$—	$140.4
Prime	monthly	6.3	—	6.3
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	11,595.7	8,407.8	3,187.9
1-month LIBOR	daily	870.5	—	870.5
Non-Discrete reset(2)	daily/weekly	1,972.5	2,757.5	(785.0)
Fixed Rate(3)		3,947.6	6,968.5	(3,020.9)
Total		$18,533.0	$18,533.0	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, Non-Discrete reset and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $1.9 billion of equity and $0.6 billion of non-interest bearing liabilities.
We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices, resulting in a negative impact to our earnings.

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2016.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.01
Personal loans	3.48
Cash and investments	0.65
Total earning assets	5.33

Deposits
Short-term deposits	0.09
Long-term deposits	2.43
Total deposits	0.55

Borrowings
Short-term borrowings	—
Long-term borrowings	4.35
Total borrowings	4.35

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report, under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2017 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2017 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of the Company, dated February 25, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

3.2	Amended and Restated By-Laws of the Company effective June 25, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

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

10.4†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (one-year restriction), 2015 Management Incentive Plan Award (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 20, 2016).

10.5†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (two-year restriction), 2015 Management Incentive Plan Award (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 20, 2016).

10.6†
Form of SLM Corporation Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (three-year restriction), 2015 Management Incentive Plan Award (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 20, 2016).

10.7†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2015).

10.8†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 20, 2016).

10.9†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Performance Stock Unit Term Sheet - 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on April 20, 2016).

10.10†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 20, 2016).

10.12†
SLM Corporation Executive Severance Plan for Senior Officers, including amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.13†
SLM Corporation Change in Control Severance Plan for Senior Officers, including amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.14†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.15†
Sallie Mae Supplemental 401(k) Savings Plan, as Amended and Restated as of June 25, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.16†
Sallie Mae Deferred Compensation Plan for Key Employees, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.17†
SLM Corporation Deferred Compensation Plan for Directors, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.18†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.19†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.20†
Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.21†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.22†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.23†
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

10.25†
Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested - 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.26†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.27†
Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options - 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.28†
Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested - 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.29†
Form of SLM Corporation 2009-2012 Incentive Plan, Performance Stock Unit Term Sheet - 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.30†
Form of SLM Corporation 2009-2012 Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.31†
Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options - 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.32†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.33†
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

10.36†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.37†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Stock Option Agreement - 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.38†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2013 (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.39†	Letter Agreement, dated January 15, 2014 with Raymond J. Quinlan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.40†
SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - Raymond J. Quinlan Signing Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.41†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.42†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.43†	Employment Agreement, dated April 21, 2014 between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.44†
Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 24, 2014, Including Amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.45†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.46†	Letter Agreement, dated April 24, 2014, with Jeffrey Dale (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.47†	Sallie Mae 401(k) Savings Plan (Effective as of April 30, 2014) (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.48
Transition Services Agreement by and between New Corporation and SLM Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.49
Employee Matters Agreement between New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.50
Tax Sharing Agreement between Navient Corporation and New BLC Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.51
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
Dated: February 24, 2017

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2017

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2017

/S/ PAUL G. CHILD
Paul G. Child	Director	February 24, 2017

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 24, 2017

/S/ EARL A. GOODE
Earl A. Goode	Director	February 24, 2017

/S/ RONALD F. HUNT
Ronald F. Hunt	Director	February 24, 2017

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 24, 2017

/S/ JIM MATHESON
Jim Matheson	Director	February 24, 2017

/S/ JED H. PITCHER
Jed H. Pitcher	Director	February 24, 2017

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 24, 2017

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 24, 2017

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 24, 2017

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 24, 2017

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 24, 2017

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SLM Corporation:

We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SLM Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SLM Corporation:

We have audited SLM Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SLM Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 24, 2017

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,918,793	$2,416,219
Available-for-sale investments at fair value (cost of $211,406 and $196,402, respectively)	208,603	195,391
Loans held for investment (net of allowance for losses of $184,701 and $112,507, respectively)	15,137,922	11,630,591
Restricted cash and investments	53,717	27,980
Other interest-earning assets	49,114	54,845
Accrued interest receivable	766,106	564,496
Premises and equipment, net	87,063	81,273
Tax indemnification receivable	259,532	186,076
Other assets	52,153	57,227
Total assets	$18,533,003	$15,214,098

Liabilities
Deposits	$13,435,667	$11,487,707
Short-term borrowings	—	500,175
Long-term borrowings	2,167,979	579,101
Income taxes payable, net	184,324	166,662
Upromise member accounts	256,041	275,384
Other liabilities	141,934	108,746
Total liabilities	16,185,945	13,117,775
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 436.6 million and 430.7 million shares issued, respectively	87,327	86,136
Additional paid-in capital	1,175,564	1,135,860
Accumulated other comprehensive loss (net of tax benefit of $5,364 and $9,949, respectively)	(8,671)	(16,059)
Retained earnings	595,322	366,609
Total SLM Corporation stockholders’ equity before treasury stock	2,414,542	2,137,546
Less: Common stock held in treasury at cost: 7.7 million and 4.4 million shares, respectively	(67,484)	(41,223)
Total equity	2,347,058	2,096,323
Total liabilities and equity	$18,533,003	$15,214,098

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Loans	$1,060,487	$817,120	$660,792
Investments	9,160	10,247	8,913
Cash and cash equivalents	7,599	3,751	4,589
Total interest income	1,077,246	831,118	674,294
Interest expense:
Deposits	148,408	116,391	95,774
Interest expense on short-term borrowings	7,322	6,490	—
Interest expense on long-term borrowings	30,178	5,738	—
Other interest expense	—	—	41
Total interest expense	185,908	128,619	95,815
Net interest income	891,338	702,499	578,479
Less: provisions for credit losses	159,405	90,055	85,529
Net interest income after provisions for credit losses	731,933	612,444	492,950
Non-interest income:
Gains on sales of loans, net	230	135,358	121,359
(Losses) gains on derivatives and hedging activities, net	(958)	5,300	(3,996)
Other income	69,544	41,935	39,921
Total non-interest income	68,816	182,593	157,284
Non-interest expenses:
Compensation and benefits	183,996	158,975	129,709
FDIC assessment fees	19,209	14,348	6,150
Other operating expenses	182,202	175,772	139,022
Total operating expenses	385,407	349,095	274,881
Acquired intangible asset amortization expense	906	1,480	3,290
Restructuring and other reorganization expenses	—	5,398	38,311
Total non-interest expenses	386,313	355,973	316,482
Income before income tax expense	414,436	439,064	333,752
Income tax expense	164,109	164,780	139,967
Net income	250,327	274,284	193,785
Less: net loss attributable to noncontrolling interest	—	—	(434)
Net income attributable to SLM Corporation	250,327	274,284	194,219
Preferred stock dividends	21,204	19,595	12,933
Net income attributable to SLM Corporation common stock	$229,123	$254,689	$181,286
Basic earnings per common share attributable to SLM Corporation	$0.54	$0.60	$0.43
Average common shares outstanding	427,876	425,574	423,970
Diluted earnings per common share attributable to SLM Corporation	$0.53	$0.59	$0.42
Average common and common equivalent shares outstanding	432,919	432,234	432,269
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$250,327	$274,284	$193,785
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(1,792)	(2,205)	6,066
Unrealized gains (losses) on cash flow hedges	13,764	(5,224)	(19,772)
Total unrealized gains (losses)	11,972	(7,429)	(13,706)
Income tax (expense) benefit	(4,584)	2,763	5,337
Other comprehensive income (losses), net of tax (expense) benefit	7,388	(4,666)	(8,369)
Total comprehensive income	$257,715	$269,618	$185,416

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient’s Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at December 31, 2013	—	—	—	—	$—	$—	$—	$1,164,495	$(3,024)	$—	$—	$1,161,471	$4,672	$1,166,143
Net income (loss)	—	—	—	—	—	—	—	68,173	—	126,046	—	194,219	(434)	193,785
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(8,369)	—	—	(8,369)	—	(8,369)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	185,850	(434)	185,416
Net transfers from affiliate	—	—	—	—	—	—	—	479,409	—	—	—	479,409	—	479,409
Separation adjustments related to Spin-Off of Navient Corporation	7,300,000	422,790,320	—	422,790,320	565,000	84,558	1,062,519	(1,712,077)	—	—	—	—	—	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,238)	(4,238)
Cash dividends:
Preferred Stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	—	(7,667)	—	(7,667)	—	(7,667)
Preferred Stock, series B ($1.47 per share)	—	—	—	—	—	—	—	—	—	(5,266)	—	(5,266)	—	(5,266)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	47	—	—	(47)		—	—	—
Issuance of common shares	—	2,013,805	—	2,013,805	—	403	8,280	—	—	—	—	8,683	—	8,683
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	3,271	—	—	—	—	3,271	—	3,271
Stock-based compensation expense	—	—	—	—	—	—	16,394	—	—	—	—	16,394	—	16,394
Shares repurchased related to employee stock-based compensation plans	—	—	(1,365,277)	(1,365,277)	—	—	—	—	—	—	(12,187)	(12,187)	—	(12,187)
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$—	$(11,393)	$113,066	$(12,187)	$1,829,958	$—	$1,829,958
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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity

Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	250,327	—	250,327
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,388	—	—	7,388
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	257,715
Cash dividends:	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(11,501)	—	(11,501)
Preferred Stock, series B ($2.41 per share)	—	—	—	—	—	—	—	—	(9,703)	—	(9,703)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	410	—	(410)	—	—
Issuance of common shares	—	5,955,045		5,955,045	—	1,191	18,000	—	—	—	19,191
Tax deficiency related to employee stock-based compensation	—	—	—	—	—	—	(1,650)	—	—	—	(1,650)
Stock-based compensation expense	—	—	—	—	—	—	22,944	—	—	—	22,944
Shares repurchased related to employee stock-based compensation plans	—	—	(3,354,730)	(3,354,730)	—	—	—	—	—	(26,261)	(26,261)
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income	$250,327	$274,284	$193,785
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	159,405	90,055	85,529
Deferred tax benefit	(88,732)	(77,227)	(40,888)
Amortization of brokered deposit placement fee	10,133	10,510	10,164
Amortization of ABCP upfront fee	1,229	2,337	—
Amortization of deferred loan origination costs and fees, net	5,811	3,746	1,995
Net amortization of discount on investments	2,043	1,716	633
Interest income on tax indemnification receivable	(12,283)	(5,398)	(5,904)
Depreciation of premises and equipment	9,592	7,437	6,099
Amortization of acquired intangibles	906	1,480	3,290
Stock-based compensation expense	22,944	21,598	24,971
Unrealized losses (gains) on derivative and hedging activities, net	2,263	(2,500)	1,214
Gains on sale of loans, net	(230)	(135,358)	(121,359)
Other adjustments to net income, net	3,524	(306)	—
Changes in operating assets and liabilities:
Net decrease in loans held for sale	—	55	6,519
Origination of loans held for sale	—	(55)	(6,519)
Increase in accrued interest receivable	(582,361)	(377,648)	(331,014)
Increase in restricted cash and investments, net	(3,559)	(737)	(493)
Decrease (increase) in other interest-earning assets	5,731	17,634	(72,435)
Decrease in tax indemnification receivable	59,633	59,633	44,724
Increase in other assets	(47,162)	(18,070)	(24,959)
(Decrease) increase in income tax payable, net	(18,997)	56,813	(221,222)
Increase in accrued interest payable	3,736	303	2,985
Increase (decrease) in payable due to entity that is a subsidiary of Navient	553	(6,774)	8,764
Increase (decrease) in other liabilities	14,562	(14,731)	(2,652)
Total adjustments	(451,259)	(365,487)	(630,558)
Total net cash used in operating activities	(200,932)	(91,203)	(436,773)
Investing activities
Loans acquired and originated	(4,698,548)	(4,366,651)	(4,094,790)
Net proceeds from sales of loans held for investment	9,521	1,547,373	2,001,625
Proceeds from claim payments	64,869	111,580	127,869
Net decrease in loans held for investment	1,332,341	913,005	638,321
Increase in restricted cash and investment - variable interest entities	(22,178)	(22,439)	—
Purchases of available-for-sale securities	(55,767)	(64,112)	(72,049)
Proceeds from sales and maturities of available-for-sale securities	38,721	33,735	10,653
Total net cash used in investing activities	(3,331,041)	(1,847,509)	(1,388,371)
Financing activities
Brokered deposit placement fee	(4,371)	(4,098)	(15,098)
Net (decrease) increase in certificates of deposit	(434,740)	611,643	340,225
Net increase in other deposits	2,412,221	324,518	1,207,487
Issuance costs for collateralized borrowings	(2,090)	—	—
Borrowings collateralized by loans in securitization trusts - issued	1,775,692	620,681	—
Borrowings collateralized by loans in securitization - repaid	(187,686)	(41,976)	—
Borrowings under ABCP facility	376,325	1,210,180	—

Repayment of borrowings under ABCP facility	(876,500)	(710,005)	—
Fees paid - ABCP facility	(1,450)	(2,337)	—
Net decrease in deposits with entity that is a subsidiary of Navient	—	—	(5,633)
Special cash contribution from Navient	—	—	472,718
Net capital contributions from entity that is a subsidiary of Navient	—	—	12,022
Excess tax (expense) benefit from the exercise of stock-based awards	(1,650)	6,140	3,271
Preferred stock dividends paid	(21,204)	(19,595)	(12,933)
Net cash provided by financing activities	3,034,547	1,995,151	2,002,059
Net (decrease) increase in cash and cash equivalents	(497,426)	56,439	176,915
Cash and cash equivalents at beginning of year	2,416,219	2,359,780	2,182,865
Cash and cash equivalents at end of year	$1,918,793	$2,416,219	$2,359,780
Cash disbursements made for:
Interest	$169,854	$111,563	$90,329
Income taxes paid	$271,721	$205,698	$401,834
Income taxes refunded	$(86)	$(25,151)	$(3,015)

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” or “us”) is a holding company that operates through a number of subsidiaries. Its predecessor was formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. The GSE’s federal charter prohibited it from originating student loans in the primary market.
In 1996, the United States Congress passed the Student Loan Marketing Association Reorganization Act, which set the stage for the “privatization” of the GSE. As part of the privatization process, we incorporated SLM Corporation in 1997 as a Delaware corporation, the GSE became a subsidiary of SLM Corporation, and by mid-2004 the GSE stopped purchasing loans insured or guaranteed under the Federal Family Education Loan Program (“FFELP Loans”) in the secondary market and was dissolved by the end of 2004.
On November 3, 2005, SLM Corporation formed Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), to fund and originate Private Education Loans on behalf of SLM Corporation. While the Bank first originated Private Education Loans in February 2006, SLM Corporation continued to purchase a portion of its Private Education Loans from its third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for SLM Corporation beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.
On March 30, 2010, President Obama signed into law the Federal Direct Student Loan Program (the “DSLP”), effective July 1, 2010. At that time, the guaranteed student loan program (under which FFELP Loans were made) was eliminated, although the terms and conditions of existing guaranteed student loans were not altered or affected.

On April 30, 2014, we completed our plan to legally separate into two distinct publicly traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”), which retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by SLM Corporation; and a consumer banking business, named SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law, which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM Corporation. The separation and distribution were accounted for on a substantially tax-free basis.

Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include FFELP Loans. The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. The Bank is regulated by the Utah Department of Financial Institutions (“UDFI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). We also operate Upromise, Inc. (“Upromise”), a save-for-college rewards program helping Americans save for higher education.

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
Correction Recorded in the Current Period
We recognized in the current period adjustments for tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. We have evaluated the quantitative and qualitative materiality of these corrections to all of the relevant periods and concluded that the out of period correction to recognize the asset, liabilities and income statement impacts in the year ended December 31, 2016 is not material to our consolidated financial statements for any of the relevant periods. The adjustments increased our tax indemnification receivable and income taxes payable by $120 million and increased our other income and income tax expense by $9 million, as we believe we are indemnified by Navient for these additional tax liabilities. Accordingly, there was no effect on equity or net income as a result of these corrections in the current or prior periods. Prospectively, these uncertain tax position liabilities and related assets will be accounted for consistent with our existing accounting policies for these kinds of assets and liabilities.

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
Investments
Investments consisted of mortgage-backed securities and Utah Housing Corporation Bonds in 2016 and only mortgage-backed securities in 2015. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
Our investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale investments are recorded in equity and are reported as a component of other comprehensive income (loss), net of applicable income taxes, unless a decline in the investment’s value is considered to be other-than-temporary, in which case the loss is recorded directly to earnings.
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
Loans Held for Investment
Loans, consisting primarily of Private Education Loans and FFELP Loans, that we have the ability and intent to hold for the foreseeable future are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans which are held for investment are reported net of an allowance for loan losses.
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

Allowance for Loan Losses
We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in our portfolios, as well as regarding future loan commitments, at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans.
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
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss emergence period of one year for Private Education Loans and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries is significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
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
In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We may also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses.
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
In the fourth quarter of 2015, we stopped our previous practice of selling all defaulted loans to third-parties and began collecting on some defaulted loans in-house. It is our expectation that in the future we will continue to collect on defaulted loans in-house as well as sell defaulted loans to third-parties. Prior to this change in practice, we only used estimates of what we would receive from the sale of delinquent loans in estimating recoveries. For December, 31, 2016 and 2015, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
The roll rate analysis model is based upon actual experience using the 120 day charge-off default aversion strategies. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.
In connection with the Spin-Off, the agreement under which the Bank previously made sales of defaulted loans to an affiliate was amended so that the Bank now has the right to require Navient to purchase (at fair value) loans only where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2016, we held approximately $67 million of Split Loans.
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
Allowance for Personal Loans
In December 2016, we began to opportunistically acquire newly originated personal loans (“Personal Loans”). We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in this portfolio at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next eight months (eight months being the expected period between a loss event and default) and how much we expect to recover over the same eight-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2016, we held $12.8 million in Personal Loans and the amount of allowance related to this portfolio was immaterial.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Troubled Debt Restructurings
Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months.
We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. In the first nine months after a loan enters full principal and interest repayment, the loan may be in forbearance for up to six months without it being classified as a TDR. Once the initial nine-month period described above is over, however, any loan that receives more than three months of forbearance in a 24-month period is classified as a TDR. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. Approximately 26 percent and 23 percent of the loans granted forbearance as of December 31, 2016 and December 31, 2015, respectively, have been classified as TDRs due to their forbearance status.
Key Credit Quality Indicators
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of a borrower and the higher the credit score the more likely it is the borrower will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
Certain Private Education Loans do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans is generally low while the borrower is in school. At December 31, 2016 and 2015, 29 percent and 32 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
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
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a risk sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.
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
Deposits
Our retail deposit accounts are principally certificates of deposit (“CD”), money market deposit accounts (“MMDA”) and high yield savings (“HYS”) accounts. CDs are accounts that have a stipulated maturity and interest rate. Retail CDs may be withdrawn early, but a penalty is assessed. MMDA and HYS accounts are both interest and non-interest bearing accounts that have no maturity or expiration date. For retail MMDA and HYS accounts, the depositor may be required to give written notice of any intended withdrawal not less than seven days before the withdrawal is made, although this provision is not generally enforced.
The Bank also includes brokered CDs in its funding base. Early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity). Other deposit accounts include large interest-bearing omnibus accounts deposited in the Bank by commercial entities having custodial responsibilities for many underlying accounts. These omnibus accounts may be structured with or without fixed maturities, and may have fixed or variable interest rates.
Upromise member accounts
Upromise member accounts represent amounts owed to Upromise rewards members for rebates they have earned from qualifying purchases from Upromise’s participating merchants. These amounts are held in trust for the benefit of the members until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service agreement. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust.
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

Loan Interest Income
For all loans, including impaired loans, classified as “held for investment,” we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. We consider our constant prepayment rate (“CPR”) estimates a significant accounting assumption used to measure the expected prepayment activity in our education loan portfolio. The estimates are based on a number of factors such as historical prepayment rates for loans with similar loan characteristics, assumptions about portfolio composition and loan terms, and the prepayment curve’s tendency to follow a ramp pattern (i.e., the prepayment rate typically increases during the in-school and early repayment periods, then stabilizes). The CPR measures the expected prepayment activity over the life of the loan and is applied as a flat-rate input assumption when used in forecasting. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. Because of this, we do not place loans in nonaccrual status prior to charge off. We do not amortize any adjustments to the basis of education loans when they are classified as held-for-sale.
Our CPR estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. CPR estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. In instances where there are changes to the assumptions, amortization of deferred direct origination and acquisition costs is adjusted on a cumulative basis to reflect the change since the origination or purchase of the loan. For the year ended December 31, 2016, our CPR for Private Education Loans was 5.00 percent, compared with a CPR of 5.12 percent for the year ended December 31, 2015.
We also pay to the U.S. Department of Education (the “DOE”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans

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
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, brokered and retail MMDAs and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan asset-backed commercial paper facility (the “ABCP Facility”), including an unused ABCP Facility fee, and also incur fees related to our term asset-backed securities (“ABS”). These fees are included in interest expense. Refer to Note 8, “Deposits,” and Note 9, “Borrowings” for further details of our interest bearing liabilities.
Gains on Sale of Loans, Net

We participate and sell loans to third-parties and affiliates, including entities that were related parties prior to the Spin-Off. These sales may occur through whole loan sales or securitization transactions that qualify for sales treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment, and were transferred to held-for-sale immediately prior to sale or securitization. We did not sell loans in 2016 and currently do not expect to sell loans in 2017.

Prior to the Spin-Off, the Bank sold loans to an entity that is now a subsidiary of Navient when loans became 90 days delinquent and to facilitate securitization transactions. Prior to the Spin-Off, the Bank sold $805 million of loans resulting in a net gain on sale of loans of $36 million for the year ended December 31, 2014. Subsequent to the Spin-Off, we sold loans through loan sales and securitization transactions with third-parties (including Navient) resulting in a net gain on sale of loans of $135 million and $85 million for the years ended December 31, 2015 and 2014, respectively. See Note 16, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
Other Income
Our Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. We have established a consumer savings network, which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the merchants that participate in the program. Participating merchants generally pay Upromise fees based on member purchase volume, either online or in stores, depending on the contractual arrangement with the merchant. We recognize revenue as marketing and administrative services are rendered, based upon contractually determined rates and member purchase volumes.
Also included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, fees related to our credit card affinity program, income for servicing private student loans for third parties and changes to our tax indemnification receivable from Navient.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Securitization Accounting
Our securitizations transactions use a two-step structure with a special purpose entity VIE that legally isolates the transferred assets from us in the event of bankruptcy or receivership. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of the VIEs. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. If we are the primary beneficiary, then no gain or loss is recognized.
We have determined that as the servicer of Sallie Mae securitization trusts, we meet the first primary beneficiary criterion because we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.
Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts;

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis;

•	Our acting as administrator for the securitization transactions we sponsored;

•	Our responsibilities relative to representation and warranty violations; and

•	The option to exercise the clean-up call and purchase the student loans from the trust when the pool balance is 10 percent or less of the original pool balance.
In 2015 and 2014, we executed both secured financing and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as well as (b) the power to direct the activities of the VIE in our role as servicer. For those accounted for as securitized loan sales, we were not the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust.
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
Each derivative is designated to a specific (or pool of) liability(ies) on the consolidated balance sheets, and is designated as either a “fair value” hedge or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed-rate liability. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are recorded at fair value with any difference reflecting ineffectiveness which is recorded immediately in the consolidated statements of income. Cash flow hedges are designed to hedge our exposure to variability in cash flows related to variable-rate deposits. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in fair value of the derivative with no offsetting amount from the hedged item since the last time it was effective. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively and begin amortization of any basis adjustments that exist related to the hedged item.
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
“Income tax expense (benefit)” includes (i) deferred tax expense (benefit), which represents the net change in the deferred tax asset or liability balance during the year when applicable, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense (benefit) excludes the tax effects related to adjustments recorded in equity.
An uncertain tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the consolidated financial statements is the largest amount of benefit that is more than fifty percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

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
In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to other income in the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2016, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $159 million ($131 million related to deferred taxes and $28 million related to uncertain tax positions) and the remaining indemnification receivable balance is $144 million ($116 million related to deferred taxes and $28 million related to uncertain tax positions).
In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. See “Correction Recorded in the Current Period” above in this Note 2 for further discussion. The remaining balance of the indemnification receivable related to these uncertain tax positions was also $116 million at December 31, 2016.
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2015 and 2014, to be consistent with classifications adopted for 2016, which had no effect on net income, total assets or total liabilities.
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
On January 5, 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The new standard is effective on January 1, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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
On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. Under this standard, we will be required to hold an allowance equal to the expected life-of-loan losses on our loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. While we are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements, we expect the adoption to have a material impact on our consolidated financial statements and capital ratios.

3. Cash and Cash Equivalents
As of December 31, 2016, cash and cash equivalents include cash due from the FRB of $1.9 billion and cash due from depository institutions of $26.9 million. As of December 31, 2015, cash and cash equivalents include cash due from the FRB of $2.4 billion and cash due from depository institutions of $22.4 million. As of December 31, 2016 and 2015, we had no outstanding cash equivalents.
In 2010, the FRB introduced the Term Deposit Facility to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2016 and 2015, resulting in interest income of $0.2 million and $0.3 million, respectively. As of December 31, 2016 and 2015, no funds were on deposit with the FRB under this program.
We are required to maintain average reserve balances with the FRB based on a percentage of deposits. The average amounts of those reserves for the years ended December 31, 2016 and 2015 were $0.5 million and $1.2 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$196,406	$929	$(3,042)	$194,293
Utah Housing Corporation bonds	15,000	—	(690)	14,310
Total	$211,406	$929	$(3,732)	$208,603

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$196,402	$1,370	$(2,381)	$195,391

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and Utah housing bonds and the estimated fair value by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016:
Mortgage-backed securities	$(2,423)	$129,549	$(619)	$10,885	$(3,042)	$140,434
Utah Housing Corporation bonds	(690)	14,310	—	—	(690)	14,310
Total	$(3,113)	$143,859	$(619)	$10,885	$(3,732)	$154,744

As of December 31, 2015:
Mortgage-backed securities	$(827)	$73,802	$(1,554)	$39,271	$(2,381)	$113,073

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $101.2 million, $66.5 million, and $28.8 million, respectively, at December 31, 2016. We own these securities to meet our requirements under the Community Reinvestment Act. As of December 31, 2016, there were 48 of 84 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of December 31, 2016, 21 of the 48 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae. As of December 31, 2015, there were 35 of 74 separate mortgage-backed securities with unrealized losses in our investment portfolio. Fourteen of the 35 securities in a net loss position were issued by Ginnie Mae. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
In December 2016, we invested in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at December 31, 2016 was $15 million. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
As of December 31, 2016, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$278	$303
2039	5,405	5,758
2042	15,344	14,621
2043	46,996	47,045
2044	37,970	37,876
2045	50,814	50,084
2046	39,599	38,606
2047	15,000	14,310
Total	$211,406	$208,603

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $188.0 million and $188.3 million par value of mortgage-backed securities pledged to this borrowing facility at December 31, 2016 and 2015, respectively, as discussed further in Note 9, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment

Loans Held for Investment consist of Private Education Loans, FFELP Loans and Personal Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of December 31, 2016, 81 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a risk sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.
In December 2016, we acquired $12.9 million of Personal Loans originated by third parties.
Loans held for investment are summarized as follows:

	December 31,
	2016	2015
Private Education Loans	$14,251,675	$10,596,437
Deferred origination costs	44,206	27,884
Allowance for loan losses	(182,472)	(108,816)
Total Private Education Loans, net	14,113,409	10,515,505

FFELP Loans	1,010,908	1,115,663
Unamortized acquisition costs, net	2,941	3,114
Allowance for loan losses	(2,171)	(3,691)
Total FFELP Loans, net	1,011,678	1,115,086

Personal Loans	12,893	—
Allowance for loan losses	(58)	—
Total Personal Loans, net	12,835	—

Loans held for investment, net	$15,137,922	$11,630,591

The estimated weighted average life of education loans in our portfolio was approximately 6.0 years and 6.2 years at December 31, 2016 and 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates for our education loan portfolio are summarized as follows:

	Years Ended December 31,
	2016		2015		2014
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$12,747,756	8.02%	$9,819,053	7.93%	$7,563,356	8.16%
FFELP Loans	1,063,325	3.53	1,179,723	3.26	1,353,497	3.24
Total education loan portfolio	$13,811,081		$10,998,776		$8,916,853

Certain Collection Tools — Private Education Loans
Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. We grant forbearance in our servicing centers if a borrower who is current requests it for increments of three months at a time, for up to twelve months. Forbearance as a collection tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan.
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

During the first four months of 2014, we did not utilize these collection tools because we sold loans that would otherwise be managed using one or more of these collection tools to an entity that is now a subsidiary of Navient. See Note 16, “Arrangements with Navient Corporation.”
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2016 and 2015, we had $67.5 million and $122.9 million, respectively, of FFELP Loans and $24.2 million and $20.9 million, respectively, of Private Education Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2016 and 2015, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP consolidation loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2016 and 2015, we had $0 and $0, respectively, of FFELP consolidation loans and $2.7 billion and $1.7 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 9, “Borrowings.”
Loans Held for Investment by Region
At December 31, 2016, 40.3 percent of total education loans were concentrated in the following states:

2016
New York	10.3%
California	9.4
Pennsylvania	8.4
New Jersey	6.9
Illinois	5.3
40.3%

At December 31, 2015, 39.8 percent of total education loans were concentrated in the following states:

2015
New York	10.1%
California	9.6
Pennsylvania	8.1
New Jersey	6.7
Illinois	5.3
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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2016
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,691	$108,816	$112,507
Total provision	(172)	159,511	159,339
Net charge-offs:
Charge-offs	(1,348)	(90,203)	(91,551)
Recoveries	—	10,382	10,382
Net charge-offs	(1,348)	(79,821)	(81,169)
Loan sales(1)	—	(6,034)	(6,034)
Ending Balance	$2,171	$182,472	$184,643
Allowance:
Ending balance: individually evaluated for impairment	$—	$86,930	$86,930
Ending balance: collectively evaluated for impairment	$2,171	$95,542	$97,713
Loans:
Ending balance: individually evaluated for impairment	$—	$612,606	$612,606
Ending balance: collectively evaluated for impairment	$1,010,908	$13,639,069	$14,649,977
Net charge-offs as a percentage of average loans in repayment(2)	0.17%	0.96%
Allowance as a percentage of the ending total loan balance	0.21%	1.28%
Allowance as a percentage of the ending loans in repayment(2)	0.28%	1.88%
Allowance coverage of net charge-offs	1.61	2.29
Ending total loans, gross	$1,010,908	$14,251,675
Average loans in repayment(2)	$793,203	$8,283,036
Ending loans in repayment(2)	$786,332	$9,709,758
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
____________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient Corporation, prior to being charged off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. In the first nine months after a loan enters full principal and interest repayment, the loan may be in forbearance for up to six months without it being classified as a TDR. Once the initial nine-month period described above is over, however, any loan that receives more than three months of forbearance in a 24-month period is classified as a TDR. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. Approximately 26 percent and 23 percent of the loans granted forbearance as of December 31, 2016 and 2015, respectively, have been classified as TDRs due to their forbearance status.
Prior to the Spin-Off, we did not have TDR loans because the loans generally were sold to a now unrelated affiliate in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $705.5 million of Private Education Loans as TDRs. When these TDR loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate.
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
At December 31, 2016 and 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2016
TDR Loans	$620,991	$612,606	$86,930

December 31, 2015
TDR Loans	$269,628	$265,831	$43,480

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$422,527	$30,700	$174,087	$14,081	$23,290	$1,105

The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2016		2015
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$24,185		$6,869
TDR loans in forbearance(2)	71,851		43,756
TDR loans in repayment(3) and percentage of each status:
Loans current	462,187	89.5%	185,936	86.4%
Loans delinquent 31-60 days(4)	28,452	5.5	14,948	6.9
Loans delinquent 61-90 days(4)	17,326	3.4	9,239	4.3
Loans delinquent greater than 90 days(4)	8,605	1.6	5,083	2.4
Total TDR loans in repayment	516,570	100.0%	215,206	100.0%
Total TDR loans, gross	$612,606		$265,831
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

	Years Ended December 31,
	2016			2015			2014
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$398,324	$24,628	$64,811	$244,890	$10,877	$51,602	$59,402	$948	$325
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

	December 31, 2016		December 31, 2015
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$12,816,512	90%	$9,515,136	90%
Without cosigner	1,435,163	10	1,081,301	10
Total	$14,251,675	100%	$10,596,437	100%

FICO at Origination:
Less than 670	$920,132	6%	$700,779	7%
670-699	2,092,722	15	1,554,959	15
700-749	4,639,958	33	3,403,823	32
Greater than or equal to 750	6,598,863	46	4,936,876	46
Total	$14,251,675	100%	$10,596,437	100%

Seasoning(2):
1-12 payments	$3,737,110	26%	$3,059,901	29%
13-24 payments	2,841,107	20	2,096,412	20
25-36 payments	1,839,764	13	1,084,818	10
37-48 payments	917,633	7	513,125	5
More than 48 payments	726,106	5	414,217	4
Not yet in repayment	4,189,955	29	3,427,964	32
Total	$14,251,675	100%	$10,596,437	100%
___________

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	December 31,
	2016		2015		2014
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,189,955		$3,427,964		$3,027,143
Loans in forbearance(2)	351,962		241,207		135,018
Loans in repayment and percentage of each status:
Loans current	9,509,394	97.9%	6,773,095	97.8%	5,045,600	98.0%
Loans delinquent 31-60 days(3)	124,773	1.3	91,129	1.3	63,873	1.2
Loans delinquent 61-90 days(3)	51,423	0.5	42,048	0.6	29,041	0.6
Loans delinquent greater than 90 days(3)	24,168	0.3	20,994	0.3	10,701	0.2
Total Private Education Loans in repayment	9,709,758	100.0%	6,927,266	100.0%	5,149,215	100.0%
Total Private Education Loans, gross	14,251,675		10,596,437		8,311,376
Private Education Loans deferred origination costs	44,206		27,884		13,845
Total Private Education Loans	14,295,881		10,624,321		8,325,221
Private Education Loans allowance for losses	(182,472)		(108,816)		(78,574)
Private Education Loans, net	$14,113,409		$10,515,505		$8,246,647
Percentage of Private Education Loans in repayment		68.1%		65.4%		62.0%
Delinquencies as a percentage of Private Education Loans in repayment		2.1%		2.2%		2.0%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.5%		3.4%		2.6%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2016	$739,847	$845	$2,898
December 31, 2015	$542,919	$791	$3,332

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and Equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2016	2015
Land and land improvements	$12,574	$12,574
Buildings and leasehold improvements	60,919	56,446
Furniture, fixtures and equipment	15,026	12,275
Software	47,688	39,530
Premises and equipment, gross	136,207	120,825
Accumulated depreciation	(49,144)	(39,552)
Premises and equipment, net	$87,063	$81,273

Depreciation expense for premises and equipment was $9.6 million, $7.4 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2016 and 2015.

	December 31,
	2016	2015
Deposits - interest bearing	$13,434,990	$11,487,006
Deposits - non-interest bearing	677	701
Total deposits	$13,435,667	$11,487,707
Interest bearing deposits as of December 31, 2016 and 2015 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and brokered and retail certificates of deposit (“CDs”). Included in these accounts are what we consider core deposits from various sources. During 2016, we added $1.5 billion in deposits from Educational 529 and Health Savings Accounts as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of December 31, 2016.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10.1 million, $10.5 million, and $10.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. Fees paid to third-party brokers related to these CDs were $4.4 million, $4.1 million, and $15.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016		December 31, 2015
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,129,404	1.22%	$4,886,299	1.19%
Savings	834,521	0.84	669,254	0.82
Certificates of deposit	5,471,065	1.41	5,931,453	0.98
Deposits - interest bearing	$13,434,990		$11,487,006
___
(1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2016	2015
One year or less	$2,565,246	$2,667,980
After one year to two years	1,364,812	1,210,429
After two years to three years	936,125	1,053,442
After three years to four years	225,245	630,851
After four years to five years	379,637	203,704
After five years	—	165,047
Total	$5,471,065	$5,931,453

 As of December 31, 2016 and 2015, there were $304.5 million and $709.9 million of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $18.9 million and $15.7 million at December 31, 2016 and 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term ABS program and our ABCP Facility. The following table summarizes our secured borrowings at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,167,979	$2,167,979	$—	$579,101	$579,101
ABCP Facility	—	—	—	500,175	—	500,175
Total	$—	$2,167,979	$2,167,979	$500,175	$579,101	$1,079,276

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
On February 25, 2016 and February 22, 2017, we amended and extended the maturity of our $750.0 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750.0 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur). For additional information, see Note 24, “Subsequent Events.” At December 31, 2016, there were no borrowings outstanding under the ABCP Facility.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

	December 31, 2016		Year Ended December 31, 2016
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
ABCP Facility	$—	—%	$229,719	2.61%
Maximum outstanding at any month end	$526,500

	December 31, 2015		Year Ended December 31, 2015
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
ABCP Facility	$500,175	0.84%	$135,064	3.10%
Maximum outstanding at any month end	$710,005

Long-term Borrowings

2016 Transactions
On May 26, 2016, we executed our SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as a secured financing. A total of $551 million of notes were issued in connection with the transaction. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. The Class A notes had a weighted average life of 4.01 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.38 percent. At December 31, 2016, $564 million of our Private Education Loans were encumbered as a result of this transaction.
On July 21, 2016, we executed our SMB Private Education Loan Trust 2016-B term ABS transaction, which was accounted for as a secured financing. A total of $657 million of notes were issued in connection with the transaction. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $607 million of Class A notes from the securitization were sold to third parties, raising $607 million of gross proceeds. The Class A notes had a weighted average life of 4.01 and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.36 percent. At December 31, 2016, $683 million of our Private Education Loans were encumbered as a result of this transaction.
On October 12, 2016, we executed our SMB Private Education Loan Trust 2016-C term ABS transaction, which was accounted for as a secured financing. A total of $674 million of notes were issued in connection with the transaction. We retained a 100 percent interest in the residual certificates issued in the securitization. $674 million of notes from the securitization were sold to third-parties, raising $673 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.15 percent. At December 31, 2016, $689 million of our Private Education Loans were encumbered as a result of this transaction.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

2015 Transaction
On July 30, 2015, we executed our SMB Private Education Loan Trust 2015-B term ABS transaction, which was accounted for as a secured financing. A total of $714 million of notes were issued in connection with the transaction. We retained a 5 percent or $33 million interest in the Class A and B notes, a 100 percent or $50 million interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $631 million of notes from the securitization were sold to third-parties, raising $623 million of gross proceeds. The Class A and B notes had a weighted average life of 4.8 years and priced at a weighted average LIBOR equivalent cost of 1 month LIBOR plus 1.53 percent. At December 31, 2016, $627 million of our Private Education Loans were encumbered as a result of this transaction.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2023 to 2040.

	December 31, 2016		Year Ended December 31, 2016	December 31, 2015		Year Ended December 31, 2015
	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate borrowings	$1,175,819	1.71%	$687,580	$337,098	1.38%	$151,373
Fixed rate borrowings	992,160	2.68	548,465	242,003	3.11	102,386
Total long-term borrowings	$2,167,979	2.15%	$1,236,045	$579,101	2.10%	$253,759

Secured Financings

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2015-B	July 2015	$630,800	1 month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loans and accrued interest amount securitized at inception in 2015		$745,580

2016-A	May 2016	$501,000	1 month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1 month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1 month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loans and accrued interest amount securitized at inception in 2016		$2,107,042
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

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitization	$—	$579,101	$579,101	$687,298	$9,996	$45,566	$742,860
ABCP Facility	500,175	—	500,175	923,687	12,443	58,095	994,225
Total	$500,175	$579,101	$1,079,276	$1,610,985	$22,439	$103,661	$1,737,085
________
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125.0 million at December 31, 2016. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2016, 2015 and 2014.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2016 and December 31, 2015, the value of our pledged collateral at the FRB totaled $2.6 billion and $1.7 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2016, 2015 and 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Private Education Loan Term Securitizations

We securitize Private Education Loan assets by selling these assets to securitization trusts. If we have a variable interest in a VIE (e.g., a securitization trust) and have determined that we are the primary beneficiary, then we will consolidate the VIE and the transfer is accounted for as a financing. For additional information, see Note 9, “Borrowings.” If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between compensation received and the carrying basis of the loans sold and liabilities retained. We recognize the results of a transfer of loans based upon the settlement date of the transaction.
On October 27, 2015, we executed a $701 million Private Education Loan term ABS transaction that qualified for sale treatment and removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We continue to service the loans in the trust. In the fourth quarter of 2015, we recorded a pre-tax gain of $58 million on the sale, net of closing adjustments and transaction costs, a 7.8 percent premium.
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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of December 31, 2016, $4.8 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

and the London Clearing House. This represents 92.1 percent of our total notional derivative contracts of $5.2 billion. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2016 and 2015, we had a net positive exposure (derivative gain positions to us, less collateral held by us plus collateral posted with counterparties) related to derivatives of $44.6 million and $50.1 million, respectively.

Accounting for Derivative Instruments
The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges and cash flow hedges.

Fair Value Hedges
We generally use fair value hedges to offset the exposure to changes in fair value of a recognized fixed-rate liability. We enter into interest rate swaps to economically convert fixed-rate debt into variable-rate debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates.

Cash Flow Hedges
We use cash flow hedges to hedge the exposure to variability in cash flows of floating-rate deposits. This strategy is used primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are recorded in accumulated other comprehensive income and ineffectiveness is recorded immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $11.2 million will be reclassified as an increase to interest expense.

Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All our derivative instruments entered into after December 31, 2013 with a maturity of less than 3 years are economically hedging risk, but do not receive hedge accounting treatment. Trading derivatives also include any hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives prior to those derivatives receiving hedge accounting treatment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2016 and 2015, and their impact on earnings and other comprehensive income for the years ended December 31, 2016, 2015 and 2014.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2016	2015	2016	2015	2016	2015	2016	2015
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$7,808	$15,231	$—	$83	$7,808	$15,314
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(14,463)	(27,512)	(10,398)	(2,339)	(1,076)	(646)	(25,937)	(30,497)
Total net derivatives		$(14,463)	$(27,512)	$(2,590)	$12,892	$(1,076)	$(563)	$(18,129)	$(15,183)

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Gross position(1)	$7,808	$15,314	$(25,937)	$(30,497)
Impact of master netting agreement	(7,808)	(9,278)	7,808	9,278
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	6,036	(18,129)	(21,219)
Cash collateral (held) pledged	—	(1,070)	48,134	54,845
Net position	$—	$4,966	$30,005	$33,626

(1)	Gross position amounts are exclusive of accrued interest.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Notional Values

Interest rate swaps	$1,054,688	$1,109,933	$3,628,062	$3,080,167	$494,638	$1,305,757	$5,177,388	$5,495,857

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2016	2015	2014

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness (losses) gains recorded in earnings(1)	$(1,035)	$2,695	$1,718
Realized gains recorded in interest expense	27,810	29,940	20,958
Total	$26,775	$32,635	$22,676

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings(1)	$(1,579)	$(1,427)	$(520)
Realized losses recorded in interest expense	(17,665)	(21,475)	(9,070)
Total	$(19,244)	$(22,902)	$(9,590)

Trading
Interest rate swaps:
Interest reclassification	$2,170	$3,451	$(2,250)
Change in fair value of future interest payments recorded in earnings	(513)	581	(2,944)
Total(1)	1,657	4,032	(5,194)
Total	$9,188	$13,765	$7,892

(1)	Amounts included in “(losses) gains on derivatives and hedging activities, net.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Years Ended December 31,
	2016	2015	2014
Amount of loss recognized in other comprehensive income (loss)	$(3,901)	$(26,699)	$(28,842)
Amount of loss reclassified in interest expense(1)	(17,665)	(21,475)	(9,070)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$13,764	$(5,224)	$(19,772)

(1)	Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.

Cash Collateral
Cash collateral held related to derivative exposure between us and our derivatives counterparties was $1.0 million and $1.1 million at December 31, 2016 and 2015, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $49.1 million and $54.8 million at December 31, 2016 and 2015, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Stockholders’ Equity

Preferred Stock
At December 31, 2016, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). In connection with the Spin-Off, the Company, by reason of a statutory merger, succeeded pre-Spin-Off SLM and issued Series A Preferred Stock and Series B Preferred Stock on terms substantially similar to those of pre-Spin-Off SLM’s respective series of preferred stock. Neither series has a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period (and, in the case of the Series A Preferred Stock, any prior dividend periods), up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period (and, in the case of the Series A Preferred Stock, all prior dividend periods), pro rata, and before any distribution of assets are made to holders of our common stock.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2016, 429 million shares were issued and outstanding and 52 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
We did not pay common stock dividends for the years ended December 31, 2016 and 2015. Because of the carve-out accounting treatment, there were no common stock dividends recognized in the financial statements for the year ended December 31, 2014. For additional information, see Note 2, “Significant Accounting Policies — Basis of Presentation.”
We currently do not intend to initiate a publicly announced share repurchase program. We only expect to repurchase common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2016	2015	2014
Shares repurchased related to employee stock-based compensation plans(1)	3,354,730	3,008,913	1,365,277
Average purchase price per share	$7.83	$9.65	$8.93
Common shares issued(2)	5,955,045	5,873,309	2,013,805

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 30, 2016 was $11.02.

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

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Numerator:
Net income attributable to SLM Corporation	$250,327	$274,284	$194,219
Preferred stock dividends	21,204	19,595	12,933
Net income attributable to SLM Corporation common stock	$229,123	$254,689	$181,286
Denominator:
Weighted average shares used to compute basic EPS	427,876	425,574	423,970
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	5,043	6,660	8,299
Weighted average shares used to compute diluted EPS	432,919	432,234	432,269

Basic earnings per common share attributable to SLM Corporation	$0.54	$0.60	$0.43

Diluted earnings per common share attributable to SLM Corporation	$0.53	$0.59	$0.42

__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2016, 2015 and 2014, securities covering approximately 1 million, 2 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2016, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (“ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2016, 25 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to our ESPP was approved by our shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was $22.9 million, $21.6 million and $25.0 million, respectively. As of December 31, 2016, there was $14.8 million of total unrecognized compensation expense related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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
There were no options granted in the years ended December 31, 2016 and 2015. The fair values of the options granted in the year ended December 31, 2014 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31,
(Dollars per share)	2014
Risk-free interest rate	0.76%
Expected volatility	26%
Expected dividend rate	2.48%
Expected life of the option	2.9 years
Weighted average fair value of options granted	$3.48
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

The following table summarizes stock option activity for the year ended December 31, 2016.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	11,910,976	$10.08
Granted	—	—
Exercised(2)(3)	(3,000,047)	5.74
Canceled	(1,315,870)	18.56
Outstanding at December 31, 2016(4)	7,595,059	$10.43	1.8	$39,357
Exercisable at December 31, 2016	7,589,682	$6.13	1.8	$39,344

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2016 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2016.

(2)	The total intrinsic value of options exercised was $9.3 million, $13.7 million, and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Cash of $0.2 million was received from option exercises for the year ended December 31, 2016. The actual tax benefit realized for the tax deductions from option exercises totaled $3.4 million for the year ended December 31, 2016.

(4)	For net-settled options, gross number is reflected.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

Restricted Stock
Restricted stock awards generally vest over one year and in some cases based on corporate earnings-related performance targets. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

The following table summarizes restricted stock activity for the year ended December 31, 2016.

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	86,174	$8.94
Granted	120,879	6.37
Vested(1)	(86,174)	8.94
Canceled	—	—
Non-vested at December 31, 2016(2)	120,879	$6.37

(1)	The total fair value of shares that vested during the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $0.5 million and $0.4 million, respectively.

(2)
As of December 31, 2016, there was $0.4 million of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.5 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

Restricted Stock Units and Performance Stock Units
Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs may be time-vested over three years or vested at grant but subject to transfer restrictions, while PSUs vest based on corporate performance targets over a three-year period.
Outstanding RSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs is based on our stock price at the grant date.
The following table summarizes RSU and PSU activity for the year ended December 31, 2016.

(Amounts in thousands, except per share data)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	5,840,388	$8.52
Granted	4,508,818	5.95
Vested and converted to common stock(1)	(2,798,828)	7.92
Canceled	(63,768)	7.02
Outstanding at December 31, 2016(2)	7,486,610	$7.21

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2016, 2015 and 2014 was $22.2 million, $18.9 million and $12.6 million, respectively.

(2)
As of December 31, 2016, there was $14.3 million of unrecognized compensation cost related to RSUs/PSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan
Employees may purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 (whole dollars). The purchase price for each offering is determined at the beginning of the offering period on August 1.

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2016	2015	2014
Risk-free interest rate	0.50%	0.33%	0.13%
Expected volatility	32%	27%	25%
Expected dividend rate	—%	—%	—%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$1.53	$1.74	$1.66
The expected volatility is based on implied volatility from publicly traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the U.S. Treasury bill rate at the grant date consistent with the expected life. The dividend yield is zero, as we have not paid dividends nor do we anticipate paying dividends on our common stock in 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2016, there was $0.2 million of unrecognized compensation cost related to the ESPP, net of estimated forfeitures, which is expected to be recognized by July 2017.
No shares were purchased for the year ended December 31, 2016, as our stock price on July 31, 2016 was less than the offering price for the ESPP plan. During the year ended December 31, 2015, plan participants purchased 163,136 shares of our common stock. As our ESPP resumed in late 2014, no shares were purchased for the year ended December 31, 2014.

15. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for the consolidated financial statements.

We categorize our fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies — Fair Value Measurement.”

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Available-for-sale investments	$—	$208,603	$—	$208,603	$—	$195,391	$—	$195,391
Derivative instruments	—	7,808	—	7,808	—	15,314	—	15,314
Total	$—	$216,411	$—	$216,411	$—	$210,705	$—	$210,705

Liabilities
Derivative instruments	$—	$(25,937)	$—	$(25,937)	$—	$(30,497)	$—	$(30,497)
Total	$—	$(25,937)	$—	$(25,937)	$—	$(30,497)	$—	$(30,497)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2016			December 31, 2015
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$16,520,786	$15,137,922	$1,382,864	$12,343,726	$11,630,591	$713,135
Cash and cash equivalents	1,918,793	1,918,793	—	2,416,219	2,416,219	—
Available-for-sale investments	208,603	208,603	—	195,391	195,391	—
Accrued interest receivable	766,106	766,106	—	564,496	564,496	—
Tax indemnification receivable	259,532	259,532	—	186,076	186,076	—
Derivative instruments	7,808	7,808	—	15,314	15,314	—
Total earning assets	$19,681,628	$18,298,764	$1,382,864	$15,721,222	$15,008,087	$713,135
Interest-bearing liabilities
Money-market and savings accounts	$7,963,925	$7,963,925	$—	$5,556,254	$5,556,254	$—
Certificates of deposit	5,510,504	5,471,065	(39,439)	5,928,450	5,931,453	3,003
Short-term borrowings	—	—	—	500,175	500,175	—
Long-term borrowings	2,160,105	2,167,979	7,874	567,468	579,101	11,633
Accrued interest payable	21,058	21,058	—	16,385	16,385	—
Derivative instruments	25,937	25,937	—	30,497	30,497	—
Total interest-bearing liabilities	$15,681,529	$15,649,964	(31,565)	$12,599,229	$12,613,865	$14,636

Excess of net asset fair value over carrying value			$1,351,299			$727,771

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
Tax Indemnification Receivable
Tax indemnification receivable is carried at cost. The carrying value approximates fair value. This is a level 2 valuation.
Money Market and Savings Accounts
The fair value of money market and savings accounts equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
Certificates of Deposit
The fair values of CDs are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities. These are level 2 valuations.
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

16. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Navient (the “Separation and Distribution Agreement”). We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms that have expired or will expire within the next two to three years.

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

•
the agreement by us and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Arrangements with Navient Corporation (Continued)

•
the creation of a governance structure, including a separation oversight committee of representatives from us and Navient, by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement will be monitored and managed.

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

Indemnification Obligations

Navient is responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and a Consent Order (the “DOJ Consent Order”) issued by the Department of Justice (the “DOJ”). Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2016 was $116 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2016, the remaining balance of the indemnification receivable related to those uncertain tax positions was $28 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions also was $116 million at December 31, 2016. See Note 2, “Significant Accounting Policies — Correction Recorded in the Current Period” and “—Income Taxes,” for additional details.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and $67 million of Private Education Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Arrangements with Navient Corporation (Continued)

The data sharing agreement states we will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses.

The tax sharing agreement governs the respective rights, responsibilities and obligations of us and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the anticipated tax treatment.

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase Split Loans (at fair value) for which the borrower also has a separate lending relationship with Navient when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2016, we held approximately $67 million of Split Loans.

During the year ended December 31, 2016, the Bank separately sold loans to the Purchasers in the amount of $15.7 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2015, the Bank separately sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income. During the year ended December 31, 2014, the Bank sold loans to the Purchasers in the amount of $804.7 million in principal and $5.7 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2016 and 2015, respectively. The gain resulting from loans sold to the Purchasers was $35.8 million in the year ended December 31, 2014. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $6.0 million, $7.6 million and $53.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. Navient is the servicer for all of these loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

The Bank is required to report regulatory capital and ratios in accordance with U.S. Basel III. Among other things, U.S. Basel III establishes Common Equity Tier 1 as a new tier of capital, modifies methods for calculating risk-weighted assets, introduces a new capital conservation buffer (which is being phased in over several years), and revises the capital thresholds of the prompt corrective action framework, including the “well capitalized” standard.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

As of December 31, 2015:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$781,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$1,734,315	14.4%	$962,017	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,848,528	15.4%	$1,202,521	>	10.0%
Tier 1 Capital (to Average Assets)	$1,734,315	12.3%	$704,979	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2016, 2015 and 2014, respectively. For the foreseeable future, we expect

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Regulatory Capital (Continued)

the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.

18. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first three percent of contributions and match 50 percent of the next two percent of contributions for eligible employees. After one month of service, eligible employees receive a one percent core employer contribution.  For the years ended December 31, 2016, 2015 and 2014, we contributed $4.4 million, $3.8 million and $3.1 million, respectively, to this plan.

19. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2016, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At December 31, 2016, we had a $1.7 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

Regulatory Matters
At the time of this filing, the Bank remains subject to the FDIC Consent Order and the DOJ Consent Order. The FDIC Consent Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014. On May 13, 2014, the Bank reached a settlement with the DOJ, and agreed to the DOJ Consent Order, regarding compliance issues with the SCRA. At the same time, the Bank reached a settlement with the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. Under the FDIC Consent Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. The DOJ Consent Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
We believe the Bank has complied with all the requirements of the FDIC Consent Order and the DOJ Consent Order. This includes implementing new SCRA policies, procedures and training, updated billing statement disclosures, steps to ensure its third-party service providers are also fully compliant in these regards, and overseeing Navient’s restitution responsibilities. Notwithstanding the assumption by the CFPB of the role of the Bank’s primary consumer compliance regulator in January 2015, the FDIC will continue to monitor the Bank’s improved compliance management system, policies and procedures until it is satisfied the Bank has demonstrated its ability to sustain the enhancements and additions implemented in response to the FDIC Consent Order. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
In May 2014, the Bank received a Civil Investigative Demand (a “CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general provided the Bank identical CIDs and other state attorneys general have become involved in

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Commitments, Contingencies and Guarantees (Continued)

the inquiry over time. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general but is not in a position at this time to predict the duration or outcome of these matters. Given the timeframe covered by the CIDs and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, as contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is leading the response to these investigations, is legally responsible for, and has accepted responsibility to indemnify the Company against all costs, expenses, losses and remediation that may arise from these matters. Additionally, on January 18, 2017, the Illinois Attorney General filed a separate lawsuit against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the aforementioned multi-state investigation of various lending, servicing, and collection practices. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc., and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to its historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.1	3.0	2.9
Impact of state rate change on net deferred tax liabilities, net of federal benefit	(0.5)	0.5	4.4
State, valuation allowance adjustments on net operating losses	1.0	(0.2)	(4.0)
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	1.6	(0.5)	4.8
Other, net	(0.6)	(0.3)	(1.2)
Effective tax rate	39.6%	37.5%	41.9%

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2016, 2015 and 2014.
Income tax expense consists of:

	December 31,
	2016	2015	2014
Current provision:
Federal	$228,505	$215,950	$137,573
State	24,336	26,057	43,282
Total current provision	252,841	242,007	180,855
Deferred (benefit)/provision:
Federal	(89,518)	(69,546)	(40,370)
State	786	(7,681)	(518)
Total deferred (benefit)/provision	(88,732)	(77,227)	(40,888)
Provision for income tax expense	$164,109	$164,780	$139,967

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2016	2015
Deferred tax assets:
Loan reserves	$72,125	$45,082
Stock-based compensation plans	16,471	16,939
Deferred revenue	793	209
Operating loss and credit carryovers	8,371	16,106
Unrealized losses	5,364	9,949
Accrued expenses not currently deductible	13,605	10,696
Unrecorded tax benefits	5,702	15,251
Other	10,844	9,871
Total deferred tax assets	133,275	124,103
Deferred tax liabilities:
Gains on repurchased debt	126,403	190,936
Fixed assets	6,831	6,237
Acquired intangible assets	6,288	6,724
Other	2,933	1,794
Total deferred tax liabilities	142,455	205,691
Net deferred tax liabilities	$(9,180)	$(81,588)
Included in operating loss carryovers is a valuation allowance of $88.4 million and $83.7 million as of December 31, 2016 and 2015, respectively, against a portion of our state net operating loss carryovers that management believes is more likely than not to expire prior to being realized. As of December 31, 2016, we have apportioned state net operating loss carryforwards of $12.9 million which begin to expire in 2029.
Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2016	2015	2014
Unrecognized tax benefits at beginning of year	$47,109	$59,405	$7,344
Increases resulting from tax positions taken during a prior period	110,894	3,456	45,184
Decreases resulting from tax positions taken during a prior period	(3,285)	(10,121)	—
Increases resulting from tax positions taken during the current period	817	3,447	7,713
Decreases related to settlements with taxing authorities	(123)	(7,481)	(236)
Reductions related to the lapse of statute of limitations	(2,831)	(1,597)	(600)
Unrecognized tax benefits at end of year	$152,581	$47,109	$59,405

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

As of December 31, 2016, the gross unrecognized tax benefits are $152.6 million. Included in the $152.6 million are $120.0 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. See Note 2, “Significant Accounting Policies — Correction Recorded in the Current Period” and “—Income Taxes,” for additional details.

Tax related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2016, 2015 and 2014, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $20.2 million, $7.0 million and $5.9 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $5.1 million, $1.4 million and $2.3 million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2012 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21. Concentrations of Risk
Our business is primarily focused on helping students and their families save, plan and pay for college. We primarily originate, service and/or collect loans made to students and their families to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States through our Private Education Loan program. Because of this concentration in one industry, we are exposed to credit, legislative, operational, regulatory, and liquidity risks associated with the student loan industry.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22. Parent Only Statements

The following parent company-only financial information should be read in conjunction with the other notes to the consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method.

Parent Only Condensed Balance Sheets

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$292,277	$282,036
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,042,015	1,810,567
Tax indemnification receivable	259,532	186,076
Due from subsidiaries, net	31,834	21,396
Other assets	1,561	1,352
Total assets	$2,627,219	$2,301,427

Liabilities and Equity
Liabilities
Income taxes payable, net	$256,556	$189,215
Payable due to Navient	2,823	1,990
Other liabilities	20,782	13,899
Total liabilities	280,161	205,104

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 436.6 million and 430.7 million shares issued, respectively	87,327	86,136
Additional paid-in capital	1,175,564	1,135,860
Accumulated other comprehensive loss (net of tax benefit of $5,364 and $9,949, respectively)	(8,671)	(16,059)
Retained earnings	595,322	366,609
Total SLM Corporation stockholders’ equity before treasury stock	2,414,542	2,137,546
Less: Common stock held in treasury at cost: 7.7 million and 4.4 million shares, respectively	(67,484)	(41,223)
Total equity	2,347,058	2,096,323
Total liabilities and equity	$2,627,219	$2,301,427

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2016	2015	2014

Interest income	$5,367	$6,414	$4,980
Interest expense	—	—	—
Net interest income	5,367	6,414	4,980

Other income (loss)	9,396	(239)	1,097
Operating expenses	32,553	36,141	36,967

Loss before income tax benefit and equity in net income from subsidiaries	(17,790)	(29,966)	(30,890)
Income tax benefit	(2,839)	(8,612)	(13,196)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	265,278	295,638	211,479
Net income	250,327	274,284	193,785
Preferred stock dividends	21,204	19,595	12,933
Net income attributable to common stock	$229,123	$254,689	$180,852

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$250,327	$274,284	$193,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(265,278)	(295,638)	(211,479)
Interest income on tax indemnification receivable	(12,283)	(5,398)	(5,904)
Decrease (increase) in investment in subsidiaries, net	63,222	(103,602)	278,365
Decrease in tax indemnification receivable	59,633	59,633	44,724
(Increase) decrease in due from subsidiaries, net	(10,438)	11,012	(32,408)
Increase in other assets	(8,972)	(14,366)	(5,447)
Decrease in income taxes payable, net	(53,465)	(54,907)	(312,770)
Increase (decrease) in payable due to entity that is a subsidiary of Navient	553	(6,774)	8,764
Increase in other liabilities	8,856	1,402	14,398
Total adjustments	(218,172)	(408,638)	(221,757)
Net cash provided by (used in) operating activities	32,155	(134,354)	(27,972)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Special cash contribution from Navient	—	—	472,718
Excess tax (expense) benefit from exercise of stock-based awards	(710)	1,740	2,432
Preferred stock dividends paid	(21,204)	(19,595)	(12,933)
Net cash (used in) provided by financing activities	(21,914)	(17,855)	462,217
Net increase (decrease) in cash and cash equivalents	10,241	(152,209)	434,245
Cash and cash equivalents at beginning of year	282,036	434,245	—
Cash and cash equivalents at end of year	$292,277	$282,036	$434,245

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Selected Quarterly Financial Information (unaudited)

	2016
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$209,863	$212,766	$223,275	$245,434
Less: provisions for credit losses	32,602	41,793	41,784	43,226
Net interest income after provisions for credit losses	177,261	170,973	181,491	202,208
Gains on sales of loans, net	—	—	—	230
(Losses) gains on derivative and hedging activities, net	(354)	2,142	1,368	(4,114)
Other income	21,028	13,683	21,598	13,235
Total operating expenses	92,885	94,777	99,709	98,036
Acquired intangible asset amortization expense	260	261	226	159
Income tax expense	38,875	34,555	47,557	43,122
Net income	65,915	57,205	56,965	70,242
Preferred stock dividends	5,139	5,243	5,316	5,506
Net income attributable to SLM Corporation common stock	$60,776	$51,962	$51,649	$64,736
Basic earnings per common share attributable to SLM Corporation(1)	$0.14	$0.12	$0.12	$0.15
Diluted earnings per common share attributable to SLM Corporation(1)	$0.14	$0.12	$0.12	$0.15
_____
(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23.	Selected Quarterly Financial Information (unaudited) (Continued)

	2015
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$170,954	$168,257	$175,442	$187,846
Less: provisions for credit losses	16,618	15,558	27,497	30,382
Net interest income after provisions for credit losses	154,336	152,699	147,945	157,464
Gains on sales of loans, net	—	76,874	—	58,484
Gains (losses) on derivative and hedging activities, net	3,292	1,602	(547)	953
Other income	8,007	10,912	10,455	12,561
Total operating expenses	81,187	89,799	92,864	85,245
Acquired intangible asset amortization expense	370	370	370	370
Restructuring and other reorganization expenses	4,657	744	910	(913)
Income tax expense	31,722	60,158	17,985	54,915
Net income	47,699	91,016	45,724	89,845
Preferred stock dividends	4,823	4,870	4,913	4,989
Net income attributable to SLM Corporation common stock	$42,876	$86,146	$40,811	$84,856
Basic earnings per common share attributable to SLM Corporation(1)	$0.10	$0.20	$0.10	$0.20
Diluted earnings per common share attributable to SLM Corporation(1)	$0.10	$0.20	$0.09	$0.20
_____
(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

24. Subsequent Events
2017 Securitization
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which will be accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. This transaction will be reflected in our first quarter 2017 consolidated financial statements.
Amendment to the ABCP Facility
On February 22, 2017, we amended and extended the maturity of the ABCP Facility, discussed in Note 9, “Borrowings.”  The amended ABCP Facility is a $750 million ABCP Facility, under which the full $750 million is available for us to draw. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur).