Form 10-Q
period 2017-03-31
SLM CORP
filed 2017-04-19
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2017
Common Stock, $0.20 par value	431,038,789 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,077,576	$1,918,793
Available-for-sale investments at fair value (cost of $221,265 and $211,406, respectively)	216,896	208,603
Loans held for investment (net of allowance for losses of $187,086 and $184,701, respectively)	16,562,210	15,137,922
Restricted cash and investments	94,146	53,717
Other interest-earning assets	50,342	49,114
Accrued interest receivable	838,461	766,106
Premises and equipment, net	87,982	87,063
Tax indemnification receivable	261,033	259,532
Other assets	47,855	52,153
Total assets	$19,236,501	$18,533,003

Liabilities
Deposits	$13,361,871	$13,435,667
Long-term borrowings	2,837,347	2,167,979
Income taxes payable, net	234,414	184,324
Upromise member accounts	249,086	256,041
Other liabilities	118,427	141,934
Total liabilities	16,801,145	16,185,945

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 440.4 million and 436.6 million shares issued, respectively	88,075	87,327
Additional paid-in capital	1,191,466	1,175,564
Accumulated other comprehensive loss (net of tax benefit of $4,132 and $5,364, respectively)	(6,691)	(8,671)
Retained earnings	684,165	595,322
Total SLM Corporation stockholders’ equity before treasury stock	2,522,015	2,414,542
Less: Common stock held in treasury at cost: 9.3 million and 7.7 million shares, respectively	(86,659)	(67,484)
Total equity	2,435,356	2,347,058
Total liabilities and equity	$19,236,501	$18,533,003

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans	$324,757	$245,230
Investments	2,143	2,591
Cash and cash equivalents	2,588	1,634
Total interest income	329,488	249,455
Interest expense:
Deposits	44,852	34,012
Interest expense on short-term borrowings	1,236	2,163
Interest expense on long-term borrowings	15,323	3,415
Other interest expense	1	2
Total interest expense	61,412	39,592
Net interest income	268,076	209,863
Less: provisions for credit losses	25,296	32,602
Net interest income after provisions for credit losses	242,780	177,261
Non-interest income:
Losses on derivatives and hedging activities, net	(5,378)	(354)
Other income	11,346	21,028
Total non-interest income	5,968	20,674
Non-interest expenses:
Compensation and benefits	55,464	50,209
FDIC assessment fees	7,229	4,176
Other operating expenses	39,984	38,500
Total operating expenses	102,677	92,885
Acquired intangible asset amortization expense	117	260
Total non-interest expenses	102,794	93,145
Income before income tax expense	145,954	104,790
Income tax expense	51,011	38,875
Net income	94,943	65,915
Preferred stock dividends	5,575	5,139
Net income attributable to SLM Corporation common stock	$89,368	$60,776
Basic earnings per common share attributable to SLM Corporation	$0.21	$0.14
Average common shares outstanding	429,891	427,111
Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.14
Average common and common equivalent shares outstanding	438,735	430,903

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$94,943	$65,915
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(1,567)	3,024
Unrealized gains (losses) on cash flow hedges	4,779	(24,374)
Total unrealized gains (losses)	3,212	(21,350)
Income tax (expense) benefit	(1,232)	8,140
Other comprehensive income (loss), net of tax (expense) benefit	1,980	(13,210)
Total comprehensive income	$96,923	$52,705

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	65,915	—	65,915
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,210)	—	—	(13,210)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	52,705
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, series B ($.56 per share)	—	—	—	—	—	—	—	—	(2,264)	—	(2,264)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	399	—	(399)		—
Issuance of common shares	—	2,740,979	—	2,740,979	—	548	2,159	—	—	—	2,707
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(2,132)	—	—	—	(2,132)
Stock-based compensation expense	—	—	—	—	—	—	6,216	—	—	—	6,216
Shares repurchased related to employee stock-based compensation plans	—	—	(1,128,709)	(1,128,709)	—	—	—	—	—	(6,755)	(6,755)
Balance at March 31, 2016	7,300,000	433,418,413	(5,502,899)	427,915,514	$565,000	$86,684	$1,142,502	$(29,269)	$426,986	$(47,978)	$2,143,925

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	94,943	—	94,943
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,980	—	—	1,980
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	96,923
Cumulative effect of the new stock compensation standard	—	—	—	—	—	—	594	—	(429)	—	165
Cash dividends:
Preferred Stock, series A ($0.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, series B ($0.67 per share)	—	—	—	—	—	—	—	—	(2,700)	—	(2,700)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	3,738,717		3,738,717	—	748	5,787	—	—	—	6,535
Stock-based compensation expense	—	—	—	—	—	—	9,425	—	—	—	9,425
Shares repurchased related to employee stock-based compensation plans	—	—	(1,603,487)	(1,603,487)	—	—	—	—	—	(19,175)	(19,175)
Balance at March 31, 2017	7,300,000	440,371,196	(9,332,407)	431,038,789	$565,000	$88,075	$1,191,466	$(6,691)	$684,165	$(86,659)	$2,435,356

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$94,943	$65,915
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	25,296	32,602
Income tax expense	51,011	38,875
Amortization of brokered deposit placement fee	2,130	2,615
Amortization of ABCP Facility upfront fee	352	122
Amortization of deferred loan origination costs and fees, net	1,777	1,223
Net amortization of discount on investments	452	342
Interest income on tax indemnification receivable	(1,501)	(1,080)
Depreciation of premises and equipment	2,585	2,104
Amortization of acquired intangibles	117	260
Stock-based compensation expense	9,425	6,216
Unrealized losses on derivative and hedging activities, net	5,364	832
Other adjustments to net income, net	1,258	250
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(153,055)	(147,257)
Decrease in restricted cash and investments, net	5,636	6,778
Increase in other interest-earning assets	(1,228)	(3,606)
Increase in other assets	(13,435)	(11,391)
Decrease in income taxes payable, net	(1,689)	(57,119)
Increase in accrued interest payable	6,146	9,079
Increase in payable due to entity that is a subsidiary of Navient	227	1,169
(Decrease) increase in other liabilities	(39,424)	2,159
Total adjustments	(98,556)	(115,827)
Total net cash used in operating activities	(3,613)	(49,912)
Investing activities
Loans acquired and originated	(1,892,697)	(1,806,583)
Net proceeds from sales of loans held for investment	1,972	3,365
Proceeds from claim payments	11,932	18,528
Net decrease in loans held for investment	506,637	332,414
Increase in restricted cash and investments - variable interest entities	(46,065)	(3,410)
Purchases of available-for-sale securities	(18,481)	(12,090)
Proceeds from sales and maturities of available-for-sale securities	8,170	6,566
Total net cash used in investing activities	(1,428,532)	(1,461,210)
Financing activities
Brokered deposit placement fee	(2,084)	(2,759)
Net decrease in certificates of deposit	(151,003)	(209,411)
Net increase in other deposits	83,018	245,893
Borrowings collateralized by loans in securitization trusts - issued	767,994	—
Borrowings collateralized by loans in securitization trusts - repaid	(99,884)	(20,276)
Issuance costs for unsecured debt offering	(23)	—
Borrowings under ABCP Facility	—	26,325
Fees paid on ABCP Facility	(1,515)	(1,250)
Preferred stock dividends paid	(5,575)	(5,139)

Net cash provided by financing activities	590,928	33,383
Net decrease in cash and cash equivalents	(841,217)	(1,477,739)
Cash and cash equivalents at beginning of period	1,918,793	2,416,219
Cash and cash equivalents at end of period	$1,077,576	$938,480
Cash disbursements made for:
Interest	$54,648	$32,766
Income taxes paid	$1,426	$56,163
Income taxes refunded	$(32)	$(86)
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
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
Allowance for Loan Losses
We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. Please refer to Note 2, “Significant Accounting Policies - Allowance for Loan Losses - Allowance for Private Education Loan Losses” in the 2016 Form 10-K for a description of certain information we use in estimating allowance amounts for Private Education Loans.
Troubled Debt Restructurings (“TDRs”)
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
We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. We generally consider a loan that is in full principal and interest repayment status which has received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan has entered full principal and interest repayment status, we do not count up to the first six months of forbearance received during that period against the three-month policy limit.
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. Approximately 26 percent of the loans granted forbearance as of March 31, 2017 and December 31, 2016, were classified as TDRs due to their forbearance status.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 6, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily payments historically treated as the posting of collateral (variation margin payments) being considered as the legal settlement of the outstanding exposure of the derivative. While the CME rule, which became effective in January 2017, is mandatory, the LCH allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of March 31, 2017, $4.5 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.8 percent and 13.1 percent, respectively, of our total notional derivative contracts of $5.6 billion at March 31, 2017.
Under this new rule, for derivatives cleared through the CME, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our LCH clearing member institution has elected not to adopt the new rule change. Therefore, there has been no change to the accounting for the derivatives cleared through the LCH, and variation margin payments required to be exchanged based on the fair value of these derivatives remain accounted for as collateral.
We determine the fair value for our derivative contracts primarily using pricing models that consider current market conditions and the contractual terms of the derivative contracts. These pricing models consider interest rates, time value, forward interest rate curves, and volatility factors. Inputs are generally from active financial markets.
The majority of our derivatives qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented.
Each derivative is designated to a specific (or pool of) liability(ies) on the consolidated balance sheets, and is designated as either a “fair value” hedge or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed-rate liability. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are recorded at fair value with any difference reflecting ineffectiveness recorded immediately in the consolidated statements of income. Cash flow hedges are designed to hedge our exposure to variability in cash flows related to variable-rate deposits. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in fair value of the derivative with no offsetting amount from the hedged item since the last time it was effective. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively and begin amortization of any basis adjustments that exist related to the hedged item.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant. On January 1, 2017, we adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new guidance requires that we record all excess tax benefits/deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statements of income, under a modified retrospective basis. In the quarter ended March 31, 2017, we recorded a $6 million benefit in income tax expense because of this new standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans and Personal Loans. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We began to opportunistically acquire Personal Loans in late 2016.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of March 31, 2017, 82 percent of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also provide total cost incentives for customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	March 31,	December 31,
	2017	2016
Private Education Loans	$15,654,854	$14,251,675
Deferred origination costs	46,692	44,206
Allowance for loan losses	(185,103)	(182,472)
Total Private Education Loans, net	15,516,443	14,113,409

FFELP Loans	989,393	1,010,908
Unamortized acquisition costs, net	2,855	2,941
Allowance for loan losses	(1,637)	(2,171)
Total FFELP Loans, net	990,611	1,011,678

Personal Loans	55,502	12,893
Allowance for loan losses	(346)	(58)
Total Personal Loans, net	55,156	12,835

Loans held for investment, net	$16,562,210	$15,137,922

The estimated weighted average life of education loans in our portfolio was approximately 6.0 years and 6.0 years at March 31, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$15,449,555	8.26%	$11,817,708	8.03%
FFELP Loans	1,003,128	3.69	1,103,253	3.42
Personal Loans	35,830	9.16	—	—
Total portfolio	$16,488,513		$12,920,961

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Allowance for Loan Losses
Our provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. We began acquiring Personal Loans in the fourth quarter of 2016.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$2,171	$182,472	$58	$184,701
Total provision	(316)	26,820	288	26,792
Net charge-offs:
Charge-offs	(218)	(26,227)	—	(26,445)
Recoveries	—	3,259	—	3,259
Net charge-offs	(218)	(22,968)		(23,186)
Loan sales(1)	—	(1,221)	—	(1,221)
Ending Balance	$1,637	$185,103	$346	$187,086
Allowance:
Ending balance: individually evaluated for impairment	$—	$87,150	$—	$87,150
Ending balance: collectively evaluated for impairment	$1,637	$97,953	$346	$99,936
Loans:
Ending balance: individually evaluated for impairment	$—	$701,860	$—	$701,860
Ending balance: collectively evaluated for impairment	$989,393	$14,952,994	$55,502	$15,997,889
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.11%	0.89%	—%
Allowance as a percentage of the ending total loan balance	0.17%	1.18%	0.62%
Allowance as a percentage of the ending loans in repayment(2)	0.22%	1.76%	0.62%
Allowance coverage of net charge-offs (annualized)	1.88	2.01	—
Ending total loans, gross	$989,393	$15,654,854	$55,502
Average loans in repayment(2)	$771,435	$10,265,530	$35,830
Ending loans in repayment(2)	$757,052	$10,526,782	$55,502
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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. We generally consider a loan that is in full principal and interest repayment status which has received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan has entered full principal and interest repayment status, we do not count up to the first six months of forbearance received during that period against the three-month policy limit. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 26 percent of the loans granted forbearance as of March 31, 2017 and December 31, 2016, respectively, have been classified as TDRs due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2016 Form 10-K.
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
At March 31, 2017 and December 31, 2016, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2017
TDR Loans	$712,019	$701,860	$87,150

December 31, 2016
TDR Loans	$620,991	$612,606	$86,930

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$669,606	$12,257	$297,315	$5,583

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	March 31,		December 31,
	2017		2016
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$32,121		$24,185
TDR loans in forbearance(2)	78,791		71,851
TDR loans in repayment(3) and percentage of each status:
Loans current	532,459	90.2%	462,187	89.5%
Loans delinquent 31-60 days(4)	29,733	5.0	28,452	5.5
Loans delinquent 61-90 days(4)	16,837	2.8	17,326	3.4
Loans delinquent greater than 90 days(4)	11,919	2.0	8,605	1.6
Total TDR loans in repayment	590,948	100.0%	516,570	100.0%
Total TDR loans, gross	$701,860		$612,606
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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$112,206	$10,523	$25,526	$61,006	$4,968	$25,671
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	March 31, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$14,097,920	90%	$12,816,512	90%
Without cosigner	1,556,934	10	1,435,163	10
Total	$15,654,854	100%	$14,251,675	100%

FICO at Original Approval:
Less than 670	$1,008,334	6%	$920,132	6%
670-699	2,297,815	15	2,092,722	15
700-749	5,109,510	33	4,639,958	33
Greater than or equal to 750	7,239,195	46	6,598,863	46
Total	$15,654,854	100%	$14,251,675	100%

Seasoning(2):
1-12 payments	$4,233,778	27%	$3,737,110	26%
13-24 payments	2,937,448	19	2,841,107	20
25-36 payments	1,951,479	12	1,839,764	13
37-48 payments	978,576	6	917,633	7
More than 48 payments	775,278	5	726,106	5
Not yet in repayment	4,778,295	31	4,189,955	29
Total	$15,654,854	100%	$14,251,675	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	March 31, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$4,612	8%	$1,189	9%
670-699	15,897	29	3,139	24
700-749	25,569	46	5,678	44
Greater than or equal to 750	9,424	17	2,888	23
Total	$55,502	100%	$12,894	100%

Seasoning(2):
0-12 payments	$55,502	100%	$12,894	100%
13-24 payments	—	—	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$55,502	100%	$12,894	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,		December 31,
	2017		2016
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,778,295		$4,189,955
Loans in forbearance(2)	349,777		351,962
Loans in repayment and percentage of each status:
Loans current	10,327,843	98.1%	9,509,394	97.9%
Loans delinquent 31-60 days(3)	112,167	1.1	124,773	1.3
Loans delinquent 61-90 days(3)	54,128	0.5	51,423	0.5
Loans delinquent greater than 90 days(3)	32,644	0.3	24,168	0.3
Total Private Education Loans in repayment	10,526,782	100.0%	9,709,758	100.0%
Total Private Education Loans, gross	15,654,854		14,251,675
Private Education Loans deferred origination costs	46,692		44,206
Total Private Education Loans	15,701,546		14,295,881
Private Education Loans allowance for losses	(185,103)		(182,472)
Private Education Loans, net	$15,516,443		$14,113,409
Percentage of Private Education Loans in repayment		67.2%		68.1%
Delinquencies as a percentage of Private Education Loans in repayment		1.9%		2.1%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.2%		3.5%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

March 31, 2017	$825,680	$1,108	$2,868
December 31, 2016	$739,847	$845	$2,898

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Deposits - interest bearing	$13,360,698	$13,434,990
Deposits - non-interest bearing	1,173	677
Total deposits	$13,361,871	$13,435,667

Interest bearing deposits as of March 31, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and brokered and retail certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of March 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.1 million and $2.6 million in the three months ended March 31, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $2.1 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.
Interest bearing deposits at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017		December 31, 2016
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,187,495	1.37%	$7,129,404	1.22%
Savings	857,980	0.94	834,521	0.84
Certificates of deposit	5,315,223	1.58	5,471,065	1.41
Deposits - interest bearing	$13,360,698		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2017 and December 31, 2016, there were $304.6 million and $304.5 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $22.9 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our secured borrowings at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,837,347	$2,837,347	$—	$2,167,979	$2,167,979
ABCP Facility	—	—	—	—	—	—
Total	$—	$2,837,347	$2,837,347	$—	$2,167,979	$2,167,979

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 25, 2016 and February 22, 2017, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3‑month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur). At March 31, 2017, there were no borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At March 31, 2017, $795 million of our Private Education Loans were encumbered as a result of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2015-B	July 2015	$630,800	1-month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan and accrued interest amount securitized at inception in 2015		$745,580

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1-month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1-month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loan and accrued interest amount securitized at inception in 2016		$2,107,042

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
Total notes issued in 2017		$772,000

Total loan and accrued interest amount securitized at inception in 2017		$856,253

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,837,347	$2,837,347	$3,275,417	$90,682	$217,687	$3,583,786
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,837,347	$2,837,347	$3,275,417	$90,682	$217,687	$3,583,786
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2017. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2017 or in the year ended December 31, 2016.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.6 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2017 or in the year ended December 31, 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged liabilities will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion of our risk management strategy.
Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held and plus collateral posted. When the fair value of a derivative contract less collateral held and plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held and plus collateral posted, represents exposure with the counterparty. We refer to this as the “net position.” When there is a net negative exposure, we consider our exposure to the counterparty and the net position to be zero.
Title VII of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of March 31, 2017, $4.5 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.8 percent and 13.1 percent, respectively, of our total notional derivative contracts of $5.6 billion at March 31, 2017.
Under this new rule, for derivatives cleared through the CME, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our LCH clearing member institution has elected not to adopt the new rule change. Therefore, there has been no change to the accounting for the derivatives cleared through the LCH, and variation margin payments required to be exchanged based on the fair value of those derivatives remain accounted for as collateral.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $43.2 million and $44.6 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2017 and December 31, 2016, and their impact on earnings and other comprehensive income for the three months ended March 31, 2017 and 2016. Please refer to Note 11, “Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities. The net fair value of derivative instruments as of March 31, 2017 was a liability of $7.6 million, compared to the net fair value as of December 31, 2016 liability of $18.1 million. The change in the net fair value reflects a $6.3 million decrease in fair value offset by variation margin amounts of $16.7 million. The net position as of March 31, 2017 was $42.6 million, compared to $30.0 million as of December 31, 2016. The change in the net position reflects a $6.3 million decrease in fair value, $3.8 million decrease in collateral held and pledged (for contracts other than those cleared through the CME), offset by variation margin impacts of $22.7 million.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2017	2016	2017	2016	2017	2016	2017	2016
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$200	$7,808	$—	$—	$200	$7,808
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(7,147)	(14,463)	(616)	(10,398)	(118)	(1,076)	(7,881)	(25,937)
Total net derivatives		$(7,147)	$(14,463)	$(416)	$(2,590)	$(118)	$(1,076)	$(7,681)	$(18,129)
     ___________

(1)
Except for instruments cleared through the CME, fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position. The net position includes the variation margin as legal settlement of the derivative contract for instruments cleared with the CME.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Gross position(1)	$200	$7,808	$(7,881)	$(25,937)
Impact of master netting agreement	(196)	(7,808)	196	7,808
Derivative values with impact of master netting agreements (as carried on balance sheet)	4	—	(7,685)	(18,129)
Cash collateral (held) pledged(2)	(320)	—	50,342	48,134
Net position	$—	$—	$42,657	$30,005
__________

(1)	Except for instruments cleared with the CME, gross position amounts are exclusive of accrued interest and collateral held and pledged.

(2)	Cash collateral (held) pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Notional Values

Interest rate swaps	$1,026,538	$1,054,688	$3,988,051	$3,628,062	$656,681	$494,638	$5,671,270	$5,177,388

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$(4,167)	$(2,416)
Realized gains recorded in interest expense	4,547	7,258
Total	$380	$4,842

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings(1)	$(72)	$(278)
Realized losses recorded in interest expense	(3,339)	(4,621)
Total	$(3,411)	$(4,899)

Trading
Interest rate swaps:
Interest reclassification	$80	$688
Realized (losses) gains recorded in earnings	(1,219)	1,653
Total(1)	(1,139)	2,341
Total	$(4,170)	$2,284

________

(1)	Amounts included in “losses on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
	2017	2016
Amount of gain (loss) recognized in other comprehensive income (loss)	$1,440	$(28,995)
Less: amount of (loss) gain reclassified in interest expense(1)	(3,339)	(4,621)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax benefit	$4,779	$(24,374)
___________
(1) Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
As of March 31, 2017, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME. Cash collateral held related to derivative exposure between us and our derivatives counterparties was $0.3 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $50.3 million and $49.1 million at March 31, 2017 and December 31, 2016, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2017	2016
Shares repurchased related to employee stock-based compensation plans(1)(2)	1,603,487	1,128,709
Average purchase price per share	$11.96	$5.98
Common shares issued(3)	3,738,717	2,740,979

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2017 was $12.10.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Numerator:
Net income	$94,943	$65,915
Preferred stock dividends	5,575	5,139
Net income attributable to SLM Corporation common stock	$89,368	$60,776
Denominator:
Weighted average shares used to compute basic EPS	429,891	427,111
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	8,844	3,792
Weighted average shares used to compute diluted EPS	438,735	430,903

Basic earnings per common share attributable to SLM Corporation	$0.21	$0.14

Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.14

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended March 31, 2017 and 2016, securities covering approximately0 and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2016 Form 10-K.

During the three months ended March 31, 2017, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Available-for-sale investments	$—	$216,896	$—	$216,896	$—	$208,603	$—	$208,603
Derivative instruments	—	200	—	200	—	7,808	—	7,808
Total	$—	$217,096	$—	$217,096	$—	$216,411	$—	$216,411

Liabilities
Derivative instruments	$—	$(7,881)	$—	$(7,881)	$—	$(25,937)	$—	$(25,937)
Total	$—	$(7,881)	$—	$(7,881)	$—	$(25,937)	$—	$(25,937)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2017			December 31, 2016
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$18,443,622	$16,562,210	$1,881,412	$16,520,786	$15,137,922	$1,382,864
Cash and cash equivalents	1,077,576	1,077,576	—	1,918,793	1,918,793	—
Available-for-sale investments	216,896	216,896	—	208,603	208,603	—
Accrued interest receivable	838,461	838,461	—	766,106	766,106	—
Tax indemnification receivable	261,033	261,033	—	259,532	259,532	—
Derivative instruments	200	200	—	7,808	7,808	—
Total earning assets	$20,837,788	$18,956,376	$1,881,412	$19,681,628	$18,298,764	$1,382,864
Interest-bearing liabilities
Money-market and savings accounts	$8,045,494	$8,045,494	$—	$7,963,925	$7,963,925	$—
Certificates of deposit	5,348,545	5,315,221	(33,324)	5,510,504	5,471,065	(39,439)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	2,337,342	2,837,347	500,005	2,160,105	2,167,979	7,874
Accrued interest payable	27,359	27,359	—	21,058	21,058	—
Derivative instruments	7,881	7,881	—	25,937	25,937	—
Total interest-bearing liabilities	$15,766,621	$16,233,302	$466,681	$15,681,529	$15,649,964	$(31,565)

Excess of net asset fair value over carrying value			$2,348,093			$1,351,299

Please refer to Note 15, “Fair Value Measurements” in our 2016 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Arrangements with Navient Corporation

In connection with the separation of Navient Corporation (“Navient”) from SLM (“the Spin-Off”), we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2016 Form 10-K for a full discussion of these agreements.

Indemnification Obligations

Navient is responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”) occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and the Sallie Mae Bank, a Utah industrial bank subsidiary of the Company (the “Bank”), for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at March 31, 2017 was $116 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of March 31, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $28 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions was $117 million at March 31, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of March 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,117,957	12.3%	$1,123,799	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,117,957	12.3%	$1,383,137	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,305,261	13.3%	$1,728,922	>	10.0%
Tier 1 Capital (to Average Assets)	$2,117,957	11.2%	$945,325	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2017 and March 31, 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2017, we had $0.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At March 31, 2017, we had a $0.2 million reserve recorded in “Other Liabilities” to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
Regulatory Matters
On May 13, 2014, the Bank reached settlements with (a) the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers’ Civil Relief Act (“SCRA”) and (b) the Department of Justice (the “DOJ”) regarding compliance with the SCRA. In connection with the settlements, the Bank became subject to a Consent Order, Order to Pay Restitution, and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (“the FDIC Consent Order”) and a DOJ Consent Order (“the DOJ Consent Order”), which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
On March 27, 2017, the Bank received confirmation from the FDIC that effective March 23, 2017, the FDIC terminated the FDIC Consent Order. The termination was issued with no conditions.
The Bank continues to be in full compliance with the DOJ Order, including policy and procedure updates. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“the CFPB”) as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general but is not in a position at this time to predict the duration or outcome of these matters. Given the timeframe covered by the CIDs and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, as contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is leading the response to these investigations, is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters. Additionally, on January 18, 2017, the Illinois Attorney General filed a separate lawsuit against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the aforementioned multi-state investigation of various lending, servicing, and collection practices. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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

13. Subsequent Event
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We intend to use the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes. This transaction will be reflected in our second quarter 2017 results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of April 19, 2017 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017) (the “2016 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2016 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s 2016 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third-parties, including counterparties to the Company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings; failures or breaches of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on the Company’s business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of the Company’s customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of the Company’s earning assets versus the Company’s funding arrangements; rates of prepayment on the loans that the Company makes; changes in general economic conditions and the Company’s ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - ‘Core Earnings’ ” in this Form 10-Q for the quarter ended March 31, 2017 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2017	2016

Net income attributable to SLM Corporation common stock	$89,368	$60,776
Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.14
Weighted average shares used to compute diluted earnings per share	438,735	430,903
Return on assets	2.0%	1.7%
Non-GAAP operating efficiency ratio - old method(1)	37.5%	40.4%
Non-GAAP operating efficiency ratio - new method(2)	36.8%	40.2%

Other Operating Statistics
Ending Private Education Loans, net	$15,516,443	$12,021,022
Ending FFELP Loans, net	990,611	1,087,403
Ending total education loans, net	$16,507,054	$13,108,425

Average education loans	$16,452,683	$12,920,961

(1) In 2016, our non-GAAP operating efficiency ratio was calculated for the periods presented as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consisted of net interest income, before provision for credit losses, plus non-interest income).

(2) In 2017, we will begin calculating and reporting our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, less the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- GAAP Consolidated Earnings Summary - ‘Core Earnings’’’ in this Form 10-Q). We believe this change will improve visibility into our management of operating expenses over time and eliminate the variability in this ratio that may be related to the changes in fair value of our derivative contracts that we consider economic hedges and which do not affect how we manage operating expenses. This change conforms the treatment of our hedging activities in our operating efficiency ratio to our non-GAAP “Core Earnings” measure. The impact of this change on the non-GAAP operating efficiency ratio reported in each of our prior quarterly and annual periods is immaterial. This ratio provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Recent Development
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We intend to use the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes. This transaction will be reflected in our second quarter 2017 results.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2017.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As described below, we have recently updated the method of computing of our non-GAAP operating efficiency ratio.
Operating Expenses
The cost of operating our business directly affects our profitability. Our operating expenses include those that are directly attributable to running our business, as well as the costs of building out our servicing and origination platforms and establishing the Company as a stand-alone entity. We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio.
In 2016, our non-GAAP operating efficiency ratio was calculated for the periods presented as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consisted of net interest income, before provision for credit losses, plus non-interest income).
In 2017, we will begin calculating and reporting our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, less the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- GAAP Consolidated Earnings Summary - ‘Core Earnings’’’ in this Form 10-Q). We believe this change will improve visibility into our management of operating expenses over time and eliminate the variability in this ratio that may be related to the changes in fair value of our derivative contracts that we consider economic hedges and which do not affect how we manage operating expenses. This change conforms the treatment of our hedging activities in our operating efficiency ratio to our non-GAAP “Core Earnings” measure. The impact of this change on the non-GAAP operating efficiency ratio reported in each of our prior quarterly and annual periods is immaterial. This ratio provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.
The operating efficiency ratio calculated using the old method was 37.5 percent for the three months ended March 31, 2017, compared with 40.4 percent for the three months ended March 31, 2016. The ratio calculated using the new method was 36.8 percent for the three months ended March 31, 2017, compared with 40.2 percent for the three months ended March 31, 2016.
2017 Management Objectives
For 2017, we have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) enhance our customers’ experience by further improving the delivery of our products and services; (4) sustain the consumer protection improvements we have made since the Spin-off and maintain our strong governance, risk oversight and compliance infrastructure; (5) continue our disciplined expansion of new products to increase the level of engagement we have with our existing customers and attract new customers; (6) manage operating expenses while improving efficiency; and (7) continue to promote a culture centered on our core values (collaboration, mutual respect, honesty, integrity, performance, and accountability), sustained through ongoing employee engagement, recognition, and development and aligned with our mission and business plan for growth. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We continue to pursue managed growth in our Private Education Loan portfolio in 2017 by leveraging our Sallie Mae brand, our relationship with more than two thousand colleges and universities, and our direct consumer marketing efforts. To help facilitate the expected increase in our Private Education Loan originations, we are diversifying the mix of our funding sources in 2017. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were two percent higher in the first three months of 2017 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the three months ended March 31, 2017 were 748 and 90.2 percent, compared with 748 and 90.1 percent in the three months ended March 31, 2016, respectively. Although the growth rate in originations in the first quarter of 2017 was lower than in the prior-year period, we continue to expect total originations of our Smart Option Student Loans to be approximately $4.9 billion in 2017. The lower growth rate in the first quarter of 2017 was primarily due to disbursement timing to schools and change in credit strategies.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of March 31, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.3 percent, a Tier 1 risk-based capital ratio of 12.3 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.2 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2017 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We intend to use the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
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
Sustain Consumer Protection Improvements Made Since the Spin-Off and Maintain our Strong Governance, Risk Oversight and Compliance Infrastructure
We have continued to undertake significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. On March 27, 2017, the Bank received confirmation from the FDIC that effective March 23, 2017, the FDIC terminated the FDIC Consent Order. The termination was issued with no conditions.
In the first quarter of 2017, we also began conducting our own audits of consumer protection processes and procedures, including our compliance management system, using internal audit staff supplemented with staff from the same third-party firm that had conducted the compliance audits since 2014. Our goal is to sustain the improvements implemented to date and consistently comply with or exceed regulatory standards while continuing to improve our customers’ experience and satisfaction levels.
We continually evaluate and strengthen our overall governance processes, including oversight, education, policies, procedures and programs, all supported by strong enterprise risk management, compliance and internal audit functions.
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
In March 2017, through an affiliation with another lender, we launched a credit card program for young professionals. We do not expect this product to have a material impact on 2017 earnings. We are also continuing to develop our infrastructure in 2017 so that in early 2018 we have the capability to originate and service unsecured personal loans to be used for non-educational purposes. We will also continue to explore other product opportunities in 2017. In this process, we will place a high premium on designing and launching products that meet the needs of our existing customers, attract new customers, and assist both populations in achieving their financial goals. Any 2017 activity will focus on implementation success. We are not forecasting significant contributions to our originations, revenues or net income from any potential new products in 2017.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. See “- Key Financial Measures - Operating Expenses” in this Form 10-Q for a discussion of the old method and new method for calculating this ratio. This ratio provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.
 The operating efficiency ratio calculated using the old method was 37.5 percent for the three months ended March 31, 2017, compared with 40.4 percent for the three months ended March 31, 2016. The ratio calculated using the new method was 36.8 percent for the three months ended March 31, 2017, compared with 40.2 percent for the three months ended March 31, 2016. The improvement in the non-GAAP operating efficiency ratio in the three months ended March 31, 2017 compared with the year-ago quarter was primarily due to the growth rate in net interest income, which was 28 percent, exceeding the growth rate in our expense base of 11 percent.  The first-quarter 2016 operating efficiency ratio also benefited from a one-time change in reserve estimates related to our Upromise rewards business.   Excluding this item, the non-GAAP operating efficiency ratio for the three months ended March 31, 2016 would have been 42.2 percent and 42.0 percent using the old method and new method, respectively.
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
In the first quarter of 2017, to ensure continued focus and commitment to our culture and core values, we cascaded level-appropriate goals to employees across the Company. As part of our investment in employee development, we finalized our talent development strategy, and established a roadmap to execute on our three key talent priorities: (i) the development of a competency model; (ii) the design and deployment of talent development programs that support leadership development priorities; and (iii) the enhancement of our talent assessment process. To further link employee compensation to performance, we implemented an incentive compensation program that is based both on corporate and individual goals for over 300 employees who did not previously participate in an incentive compensation program. We also supported employee engagement through the establishment of inter-departmental and multi-site employee activities committees, and established a series of engagement events and volunteer opportunities for all employees.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%
Interest income:
Loans	$325	$245	$80	33%
Investments	2	3	(1)	(33)
Cash and cash equivalents	2	2	—	—
Total interest income	329	250	79	32
Total interest expense	61	40	21	53
Net interest income	268	210	58	28
Less: provisions for credit losses	25	33	(7)	(21)
Net interest income after provisions for credit losses	243	177	66	37
Non-interest income:
Losses on derivatives and hedging activities, net	(5)	—	(5)	100
Other income	11	21	(10)	(48)
Total non-interest income	6	21	(15)	(71)
Non-interest expenses:
Total operating expenses	103	93	10	11
Acquired intangible asset amortization expense	—	—	—	—
Total non-interest expenses	103	93	10	11

Income before income tax expense	146	105	41	39
Income tax expense	51	39	12	31
Net income	95	66	29	44
Preferred stock dividends	6	5	1	20
Net income attributable to SLM Corporation common stock	$89	$61	$28	46%

Basic earnings per common share attributable to SLM Corporation	$0.21	$0.14	$0.07	50%

Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.14	$0.06	43%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
For the three months ended March 31, 2017, net income was $95 million, or $.20 diluted earnings per common share, compared with net income of $66 million, or $.14 diluted earnings per common share for the three months ended March 31, 2016. Net income was affected by a $58 million increase in net interest income and a $7 million decrease in provisions for credit losses, which benefited from an update to our life-of-loan loss forecasting model for TDRs, which was offset by a $15 million decrease in total non-interest income (that included the effect of a one-time $10 million change in reserve estimates related to our Upromise rewards business in the first quarter of 2016), a $10 million increase in total non-interest expenses, a $12 million increase in income tax expense, and a mark-to-market loss on derivatives and hedging activities of $5 million.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $58 million in the current quarter compared with the year-ago quarter primarily due to a $3.6 billion increase in average Private Education Loans outstanding. Net interest margin increased by 19 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets and the benefit from an increase in LIBOR rates that occurred in late 2016 which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds.
•Provisions for credit losses decreased $7 million compared with the year-ago quarter. This decrease was primarily the result of an update to our life-of-loan loss forecasting model for TDRs that resulted in an $8 million reduction of expected future credit losses in the first quarter of 2017.
•Losses on derivatives and hedging activities, net, resulted in a net loss of $5.4 million in the first quarter of 2017, compared with a net loss of $0.3 million in the year-ago quarter.
•Other income decreased $10 million due to a one-time $10 million change in reserve estimates related to our Upromise rewards business that was recorded in the first quarter of 2016.
•First-quarter 2017 operating expenses (including acquired intangible asset amortization expense) were $103 million, compared with $93 million in the year-ago quarter. The increase in operating expenses was primarily the result of increased FDIC assessment fees and personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense increased $12 million compared with the year-ago quarter. The effective tax rate decreased in the first-quarter 2017 to 35.0 percent from 37.1 percent in the year-ago quarter. The change was primarily due to a $6 million benefit from the new stock compensation accounting standard, which changed the treatment of excess tax benefits/deficiencies related to the settlement of employee stock-based awards.
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
The following table shows the amount in “Losses on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Hedge ineffectiveness gains (losses)	(4,239)	$(2,695)
Unrealized (losses) gains on instruments not in a hedging relationship	(1,219)	1,653
Interest reclassification	80	688
Gains (losses) on derivatives and hedging activities, net	$(5,378)	$(354)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$94,943	$65,915
Preferred stock dividends	5,575	5,139
GAAP net income attributable to SLM Corporation common stock	$89,368	$60,776

Adjustments:
Net impact of derivative accounting(1)	5,458	1,042
Net tax effect(2)	2,084	399
Total “Core Earnings” adjustments to GAAP	3,374	643

“Core Earnings” attributable to SLM Corporation common stock	$92,742	$61,419

GAAP diluted earnings per common share	$0.20	$0.14
Derivative adjustments, net of tax	0.01	—
“Core Earnings” diluted earnings per common share	$0.21	$0.14
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

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$15,449,555	8.26%	$11,817,708	8.03%
FFELP Loans	1,003,128	3.69	1,103,253	3.42
Other loans	36,744	9.04	—	—
Taxable securities	352,164	2.47	385,005	2.71
Cash and other short-term investments	1,397,007	0.75	1,318,320	0.50

Total interest-earning assets	18,238,598	7.33%	14,624,286	6.86%

Non-interest-earning assets	922,377		704,602

Total assets	$19,160,975		$15,328,888

Average Liabilities and Equity
Brokered deposits	$7,015,338	1.46%	$7,095,826	1.28%
Retail and other deposits	6,569,535	1.21	4,470,357	1.01
Other interest-bearing liabilities(1)	2,562,535	2.61	1,091,725	2.14
Total interest-bearing liabilities	16,147,408	1.54%	12,657,908	1.26%

Non-interest-bearing liabilities	628,147		556,153
Equity	2,385,420		2,114,827
Total liabilities and equity	$19,160,975		$15,328,888

Net interest margin		5.96%		5.77%

_________________

(1)	Includes the average balance of our secured borrowings and amortization expense of transaction costs related to our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2017 vs. 2016
Interest income	$80,033	$17,690	$62,343
Interest expense	21,820	9,960	11,860
Net interest income	$58,213	$7,023	$51,190

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	March 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,854,252	$398	$—	$3,854,650
Grace, repayment and other(2)	11,800,602	988,995	55,502	12,845,099
Total, gross	15,654,854	989,393	55,502	16,699,749
Deferred origination costs and unamortized premium	46,692	2,855	—	49,547
Allowance for loan losses	(185,103)	(1,637)	(346)	(187,086)
Total loan portfolio	$15,516,443	$990,611	$55,156	$16,562,210

% of total	94%	6%	—%	100%

	December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,371,870	$377	$—	$3,372,247
Grace, repayment and other(2)	10,879,805	1,010,531	12,893	11,903,229
Total, gross	14,251,675	1,010,908	12,893	15,275,476
Deferred origination costs and unamortized premium	44,206	2,941		47,147
Allowance for loan losses	(182,472)	(2,171)	(58)	(184,701)
Total loan portfolio	$14,113,409	$1,011,678	$12,835	$15,137,922

% of total	93%	7%	—%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2017		2016
Private Education Loans	$15,449,555	94%	$11,817,708	91%
FFELP Loans	1,003,128	6	1,103,253	9
Personal Loans	35,830	—	—	—
Total portfolio	$16,488,513	100%	$12,920,961	100%

Loan Activity

	Three Months Ended March 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations	1,848,447	—	44,250	1,892,697
Capitalized interest and deferred origination cost premium amortization	70,434	8,489	—	78,923
Sales	(1,972)	—	—	(1,972)
Loan consolidation to third parties	(103,691)	(10,668)	—	(114,359)
Repayments and other	(410,184)	(18,888)	(1,929)	(431,001)
Ending balance	$15,516,443	$990,611	$55,156	$16,562,210

	Three Months Ended March 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591
Acquisitions and originations	1,806,583	—	1,806,583
Capitalized interest and deferred origination cost premium amortization	50,527	9,219	59,746
Sales	(3,365)	—	(3,365)
Loan consolidation to third parties	(42,086)	(10,304)	(52,390)
Repayments and other	(306,142)	(26,598)	(332,740)
Ending balance	$12,021,022	$1,087,403	$13,108,425

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended March 31,
(Dollars in thousands)	2017	%	2016	%
Smart Option - interest only(1)	$481,154	26%	$462,932	26%
Smart Option - fixed pay(1)	527,072	29	565,862	31
Smart Option - deferred(1)	810,856	44	774,395	43
Smart Option - principal and interest	2,501	—	715	—
Parent Loan	25,877	1	—	—
Total Private Education Loan originations	$1,847,460	100%	$1,803,904	100%

Percentage of loans with a cosigner	90.2%		90.1%
Average FICO at approval	748		748
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$184,643	$108,816	$3,691	$112,507
Less:
Charge-offs	(26,227)	(218)	(26,445)	(19,004)	(383)	(19,387)
Loan sales(1)	(1,221)	—	(1,221)	(2,075)	—	(2,075)
Plus:
Recoveries	3,259	—	3,259	1,044	—	1,044
Provision for loan losses	26,820	(316)	26,504	33,839	321	34,160
Ending balance	$185,103	$1,637	$186,740	$122,620	$3,629	$126,249

Troubled debt restructurings(2)	$701,860	$—	$701,860	$318,094	$—	$318,094
_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2017, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for loan losses decreased $7 million in the first quarter of 2017 compared with the year-ago period. This decrease was primarily the result of an update to our life-of-loan loss forecasting model for TDRs that resulted in an $8 million reduction of expected future credit losses in the first quarter of 2017.
Private Education Loans in full principal and interest repayment status were 33 percent of our total portfolio at March 31, 2017 and 28 percent of our total portfolio at March 31, 2016.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2016 Form 10-K.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2017		2016
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,778,295		$4,027,332
Loans in forbearance(2)	349,777		241,462
Loans in repayment and percentage of each status:
Loans current	10,327,843	98.1%	7,678,446	97.9%
Loans delinquent 31-60 days(3)	112,167	1.1	78,242	1.0
Loans delinquent 61-90 days(3)	54,128	0.5	56,906	0.7
Loans delinquent greater than 90 days(3)	32,644	0.3	29,482	0.4
Total Private Education Loans in repayment	10,526,782	100.0%	7,843,076	100.0%
Total Private Education Loans, gross	15,654,854		12,111,870
Private Education Loan deferred origination costs	46,692		31,772
Total Private Education Loans	15,701,546		12,143,642
Private Education Loan allowance for losses	(185,103)		(122,620)
Total Private Education Loans, net	$15,516,443		$12,021,022

Percentage of Private Education Loans in repayment		67.2%		64.8%

Delinquencies as a percentage of Private Education Loans in repayment		1.9%		2.1%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.2%		3.0%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$182,472	$108,816
Provision for Private Education Loan losses	26,820	33,839
Net charge-offs:
Charge-offs	(26,227)	(19,004)
Recoveries	3,259	1,044
Net charge-offs	(22,968)	(17,960)
Loan sales(1)	(1,221)	(2,075)
Allowance at end of period	$185,103	$122,620

Allowance as a percentage of ending total loans	1.18%	1.01%
Allowance as a percentage of ending loans in repayment(2)	1.76%	1.56%
Allowance coverage of net charge-offs (annualized)	2.01	1.71
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.89%	0.95%
Delinquencies as a percentage of ending loans in repayment(2)	1.89%	2.10%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.22%	2.99%
Ending total loans, gross	$15,654,854	$12,111,870
Average loans in repayment(2)	$10,265,530	$7,534,234
Ending loans in repayment(2)	$10,526,782	$7,843,076
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at March 31, 2017 compared with March 31, 2016 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

Use of Forbearance as a Private Education Loan Collection Tool
Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. We grant forbearance in our servicing centers if a borrower who is current requests it for increments of three months at a time, for up to 12 months. Forbearance as a collection tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans. In some instances, we require good faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan.
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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2017, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.4 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 75 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,778	$4,778
Loans in forbearance	210	54	42	25	19	—	350
Loans in repayment - current	3,922	2,844	1,882	938	742	—	10,328
Loans in repayment - delinquent 31-60 days	52	24	17	10	9	—	112
Loans in repayment - delinquent 61-90 days	30	10	7	4	3	—	54
Loans in repayment - delinquent greater than 90 days	20	5	4	2	2	—	33
Total	$4,234	$2,937	$1,952	$979	$775	$4,778	15,655
Unamortized discount							46
Allowance for loan losses							(185)
Total Private Education Loans, net							$15,516

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.93%	0.50%	0.39%	0.23%	0.17%	—%	3.22%

(Dollars in millions) March 31, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,027	$4,027
Loans in forbearance	149	39	26	16	11	—	241
Loans in repayment - current	3,427	2,186	1,124	522	420	—	7,679
Loans in repayment - delinquent 31-60 days	40	17	10	5	6	—	78
Loans in repayment - delinquent 61-90 days	31	10	7	5	4	—	57
Loans in repayment - delinquent greater than 90 days	18	4	4	2	2	—	30
Total	$3,665	$2,256	$1,171	$550	$443	$4,027	12,112
Unamortized discount							32
Allowance for loan losses							(123)
Total Private Education Loans, net							$12,021

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.85%	0.48%	0.32%	0.20%	0.14%	—%	2.99%

Private Education Loan Types
The following table provides information regarding the repayment balance by product type at March 31, 2017 and December 31, 2016.

	March 31, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$182,146	$52,110	$10,279,013	$13,513	$10,526,782
$ in total	$335,862	$52,519	$15,252,442	$14,031	$15,654,854

	December 31, 2016
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$164,725	$29,212	$9,501,040	$14,781	$9,709,758
$ in total	$334,512	$29,430	$13,872,378	$15,355	$14,251,675
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2017	$825,680	$1,108	$2,868
December 31, 2016	$739,847	$845	$2,898
March 31, 2016	$619,226	$1,034	$3,074

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2017	December 31, 2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,436	$18,133
Sallie Mae Bank(1)	1,052,140	1,900,660
Available-for-sale investments	216,896	208,603
Total unrestricted cash and liquid investments	$1,294,472	$2,127,396
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,019	$16,040
Sallie Mae Bank(1)	1,254,254	1,275,679
Available-for-sale investments	211,018	198,290
Total unrestricted cash and liquid investments	$1,490,291	$1,490,009
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Deposits - interest bearing	$13,360,698	$13,434,990
Deposits - non-interest bearing	1,173	677
Total deposits	$13,361,871	$13,435,667

Our total deposits of $13.4 billion were comprised of $6.7 billion in brokered deposits and $6.7 billion in retail and other deposits at March 31, 2017, compared to total deposits of $13.4 billion, which were comprised of $7.1 billion in brokered deposits and $6.3 billion in retail and other deposits, at December 31, 2016.
Interest bearing deposits as of March 31, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity MMDAs and brokered and retail CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of March 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.1 million and $2.6 million in the three months ended March 31, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $2.1 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.
Interest bearing deposits at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,187,495	1.37%	$7,129,404	1.22%
Savings	857,980	0.94	834,521	0.84
Certificates of deposit	5,315,223	1.58	5,471,065	1.41
Deposits - interest bearing	$13,360,698		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2017 and December 31, 2016, there were $304.6 million and $304.5 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $22.9 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of March 31, 2017, $4.5 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.8 percent and 13.1 percent, respectively, of our total notional derivative contracts of $5.6 billion at March 31, 2017.
Under this new rule, for derivatives cleared through the CME, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our LCH clearing member institution has elected not to adopt the new rule change. Therefore, there has been no change to the accounting for the derivatives cleared through the LCH, and variation margin payments required to be exchanged based on the fair value of those derivatives remain accounted for as collateral.
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $43.2 million and $44.6 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.

The table below highlights exposure related to our derivative counterparties as of March 31, 2017.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$43,249
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	35.99%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the FDIC’s regulations implementing the U. S Basel III capital framework and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2017
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,117,957	12.3%	$1,123,799	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,117,957	12.3%	$1,383,137	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,305,261	13.3%	$1,728,922	>	10.0%
Tier 1 Capital (to Average Assets)	$2,117,957	11.2%	$945,325	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC - administered Deposit Insurance Fund. The Bank is required by its regulators, the Utah Department of Financial Institutions and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2017. As our balance sheet continues to grow in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld as a result of award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
The Bank is required to comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital and, among other things, establishes Common Equity Tier 1 as a new tier of capital and modifies methods for calculating risk-weighted assets. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a new capital conservation buffer, are being phased in over several years. The Bank’s Capital Policy requires management to monitor the new capital standards. The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer, which will be phased in over three years beginning January 1, 2016: 0.625 percent of risk-weighted assets for 2016, 1.25 percent for 2017, and 1.875 percent for 2018, with the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
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
As of March 31, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.3 percent, a Tier 1 risk-based capital ratio of 12.3 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.2 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2017 and March 31, 2016. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowings

Outstanding borrowings consist of secured borrowings executed through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,837,347	$2,837,347	$—	$2,167,979	$2,167,979
ABCP Facility	—	—	—	—	—	—
Total	$—	$2,837,347	$2,837,347	$—	$2,167,979	$2,167,979

Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2017. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three months ended March 31, 2017 or in the year ended December 31, 2016.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.6 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2017 or in the year ended December 31, 2016.
Subsequent Event
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We intend to use the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2017, we had $0.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2016/2017 academic year. At March 31, 2017, we had a $0.2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2017. However, related to derivative accounting, we did change the accounting treatment of variation margin payments as a result of changes to the rules of certain of our central clearing parties, as described below.
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
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of March 31, 2017, $4.5 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.8 percent and 13.1 percent, respectively, of our total notional derivative contracts of $5.6 billion at March 31, 2017.
Under this new rule, for derivatives cleared through the CME, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our LCH clearing member institution has elected not to adopt the new rule change. Therefore, there has been no change to the accounting for the derivatives cleared through the LCH, and variation margin payments required to be exchanged based on the fair value of those derivatives remain accounted for as collateral.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships. In addition, key rates may be modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2017 and 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With recent increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. As the results of this interest rate scenario project a more negative impact to both earnings and to the economic value of equity than the upward shock of 100 basis points, the results of the downward rate shock of 100 basis points have been reflected in the table below. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed only slightly from the prior year’s results.

	March 31,
	2017			2016
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+7.6%	+2.5%	-2.4%	+6.3%	+2.0%
EAR - Ramp	+6.3%	+2.3%	-1.4%	+5.2%	+1.6%
EVE	+1.8%	+0.5%	-0.3%	-3.4%	-1.6%

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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from asset securitization. An additional consideration, which does not impact the results for the first quarter, is the implementation of a loan cap of 25% on variable rate loans originated on and after September 25, 2016. As of March 31, 2017, there were $1.1 billion loans with 25% interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$136.4	$—	$136.4
Prime	monthly	6.0	—	6.0
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	12,771.9	8,986.5	3,785.4
1-month LIBOR	daily	853.0	—	853.0
Non-Discrete reset(2)	daily/weekly	1,171.7	2,856.4	(1,684.7)
Fixed Rate(3)		4,297.5	6,994.4	(2,696.9)
Total		$19,236.5	$19,236.5	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, 3-month LIBOR and Non-Discrete categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.0 billion of equity and $0.6 billion of non-interest bearing liabilities.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2017.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.02
Personal loans	1.41
Cash and investments	1.09
Total earning assets	5.61

Deposits
Short-term deposits	0.08
Long-term deposits	2.38
Total deposits	0.55

Borrowings
Short-term borrowings	—
Long-term borrowings	4.39
Total borrowings	4.39

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these and other litigation or regulatory proceedings to which we are a party, and for which we have no current updates, see our 2016 Form 10-K.
Regulatory Update
On May 13, 2014, the Bank reached settlements with (a) the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA, and (b) the DOJ regarding compliance with the SCRA. In connection with the settlements, the Bank became subject to the FDIC Consent Order and the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
On March 27, 2017, the Bank received confirmation from the FDIC that effective March 23, 2017, the FDIC terminated the FDIC Consent Order. The termination was issued with no conditions.
The Bank continues to be in full compliance with the DOJ Order, including policy and procedure updates. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
In May 2014, the Bank received a CID from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”) by entities now subsidiaries of Navient during a time period prior to the Spin-Off. Two state attorneys general provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general but is not in a position at this time to predict the duration or outcome of these matters. Given the timeframe covered by the CIDs and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, as contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is leading the response to these investigations, is legally responsible for, and has accepted responsibility to indemnify the Company, against all costs, expenses, losses and remediation that may arise from these matters. Additionally, on January 18, 2017, the Illinois Attorney General filed a separate lawsuit against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the aforementioned multi-state investigation of various lending, servicing, and collection practices. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2016 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2017.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2017	353	$11.43	—	—
February 1 - February 28, 2017	1,248	$12.11	—	—
March 1 - March 31, 2017	2	$12.02	—	—
Total first-quarter 2017	1,603	$11.96	—
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
The closing price of our common stock on the Nasdaq Global Select Market on March 31, 2017 was $12.10.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

4.2
First Supplemental Indenture dated as of April 5, 2017 between SLM Corporation and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 5, 2017)

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2016 Management Incentive Plan Award.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Restricted Stock Unit Term Sheet.

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Performance Stock Unit Term Sheet.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 19, 2017