Form 10-Q
period 2017-06-30
SLM CORP
filed 2017-07-19
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2017
Common Stock, $0.20 par value	431,548,369 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,318,168	$1,918,793
Available-for-sale investments at fair value (cost of $233,682 and $211,406, respectively)	229,479	208,603
Loans held for investment (net of allowance for losses of $207,448 and $184,701, respectively)	16,560,426	15,137,922
Restricted cash and investments	62,466	53,717
Other interest-earning assets	48,526	49,114
Accrued interest receivable	926,270	766,106
Premises and equipment, net	88,978	87,063
Tax indemnification receivable	233,142	259,532
Other assets	45,841	52,153
Total assets	$19,513,296	$18,533,003

Liabilities
Deposits	$13,794,815	$13,435,667
Long-term borrowings	2,872,231	2,167,979
Income taxes payable, net	140,138	184,324
Upromise member accounts	247,324	256,041
Other liabilities	121,078	141,934
Total liabilities	17,175,586	16,185,945

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 0 and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 441.8 million and 436.6 million shares issued, respectively	88,373	87,327
Additional paid-in capital	1,205,037	1,175,564
Accumulated other comprehensive loss (net of tax benefit of $4,833 and $5,364, respectively)	(7,852)	(8,671)
Retained earnings	750,973	595,322
Total SLM Corporation stockholders’ equity before treasury stock	2,436,531	2,414,542
Less: Common stock held in treasury at cost: 10.3 million and 7.7 million shares, respectively	(98,821)	(67,484)
Total equity	2,337,710	2,347,058
Total liabilities and equity	$19,513,296	$18,533,003

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans	$336,739	$251,675	$661,496	$496,905
Investments	2,201	2,371	4,344	4,962
Cash and cash equivalents	3,155	1,195	5,743	2,829
Total interest income	342,095	255,241	671,583	504,696
Interest expense:
Deposits	50,730	35,409	95,583	69,423
Interest expense on short-term borrowings	1,194	2,060	2,430	4,223
Interest expense on long-term borrowings	20,278	5,006	35,601	8,421
Total interest expense	72,202	42,475	133,614	82,067
Net interest income	269,893	212,766	537,969	422,629
Less: provisions for credit losses	50,215	41,793	75,511	74,395
Net interest income after provisions for credit losses	219,678	170,973	462,458	348,234
Non-interest income:
(Losses) gains on derivatives and hedging activities, net	(3,609)	2,142	(8,987)	1,788
Other income	10,629	13,683	21,975	34,711
Total non-interest income	7,020	15,825	12,988	36,499
Non-interest expenses:
Compensation and benefits	51,007	44,570	106,471	94,779
FDIC assessment fees	6,622	4,277	13,851	8,453
Other operating expenses	53,622	45,930	93,606	84,430
Total operating expenses	111,251	94,777	213,928	187,662
Acquired intangible asset amortization expense	117	261	234	521
Total non-interest expenses	111,368	95,038	214,162	188,183
Income before income tax expense	115,330	91,760	261,284	196,550
Income tax expense	44,713	34,555	95,724	73,430
Net income	70,617	57,205	165,560	123,120
Preferred stock dividends	3,974	5,243	9,549	10,382
Net income attributable to SLM Corporation common stock	$66,643	$51,962	$156,011	$112,738
Basic earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.36	$0.26
Average common shares outstanding	431,245	427,942	430,572	427,526
Diluted earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.35	$0.26
Average common and common equivalent shares outstanding	438,115	431,796	438,424	431,349

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$70,617	$57,205	$165,560	$123,120
Other comprehensive income (loss):
Unrealized gains (losses) on investments	167	1,293	(1,400)	4,317
Unrealized gains (losses) on cash flow hedges	(2,029)	(8,732)	2,750	(33,106)
Total unrealized gains (losses)	(1,862)	(7,439)	1,350	(28,789)
Income tax (expense) benefit	701	2,855	(531)	10,995
Other comprehensive income (loss), net of tax (expense) benefit	(1,161)	(4,584)	819	(17,794)
Total comprehensive income	$69,456	$52,621	$166,379	$105,326

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	123,120	—	123,120
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,794)	—	—	(17,794)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	105,326
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(5,750)	—	(5,750)
Preferred Stock, series B ($.60 per share)	—	—	—	—	—	—	—	—	(4,632)	—	(4,632)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	400	—	(400)		—
Issuance of common shares	—	3,166,474	—	3,166,474	—	633	3,224	—	—	—	3,857
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(2,249)	—	—	—	(2,249)
Stock-based compensation expense	—	—	—	—	—	—	12,548	—	—	—	12,548
Shares repurchased related to employee stock-based compensation plans	—	—	(1,391,927)	(1,391,927)	—	—	—	—	—	(8,512)	(8,512)
Balance at June 30, 2016	7,300,000	433,843,908	(5,766,117)	428,077,791	$565,000	$86,769	$1,149,783	$(33,853)	$478,947	$(49,735)	$2,196,911

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	165,560	—	165,560
Other comprehensive income, net of tax	—	—	—	—	—	—	—	819	—	—	819
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	166,379
Cumulative effect of the new stock compensation standard	—	—	—	—	—	—	429	—	(264)	—	165
Cash dividends:
Preferred Stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(3,961)	—	(3,961)
Preferred Stock, series B ($1.39 per share)	—	—	—	—	—	—	—	—	(5,588)	—	(5,588)
Redemption of Series A Preferred Stock	(3,300,000)	—	—	—	(165,000)	—	—	—	—	—	(165,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	5,229,774		5,229,774	—	1,046	13,448	—	—	—	14,494
Stock-based compensation expense	—	—	—	—	—	—	15,500	—	—	—	15,500
Shares repurchased related to employee stock-based compensation plans	—	—	(2,584,964)	(2,584,964)	—	—	—	—	—	(31,337)	(31,337)
Balance at June 30, 2017	4,000,000	441,862,253	(10,313,884)	431,548,369	$400,000	$88,373	$1,205,037	$(7,852)	$750,973	$(98,821)	$2,337,710

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$165,560	$123,120
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	75,511	74,395
Income tax expense	95,724	71,181
Amortization of brokered deposit placement fee	4,339	5,179
Amortization of ABCP Facility upfront fee	668	502
Amortization of deferred loan origination costs and fees, net	4,069	2,720
Net amortization of discount on investments	872	793
Interest income on tax indemnification receivable	(3,427)	(4,066)
Depreciation of premises and equipment	5,365	2,295
Amortization of acquired intangibles	234	261
Stock-based compensation expense	15,500	12,548
Unrealized losses (gains) on derivatives and hedging activities, net	10,833	(835)
Other adjustments to net income, net	2,998	1,101
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(324,684)	(277,582)
Decrease in restricted cash and investments, net	4,004	2,053
Increase in other interest-earning assets	588	1,290
Decrease in tax indemnification receivable	29,817	29,816
Increase in other assets	(20,586)	(14,591)
Decrease in income taxes payable, net	(139,775)	(149,193)
Increase in accrued interest payable	3,275	2,924
Decrease in payable due to entity that is a subsidiary of Navient	(1,244)	(808)
(Decrease) increase in other liabilities	(35,267)	7,976
Total adjustments	(271,186)	(232,041)
Total net cash used in operating activities	(105,626)	(108,921)
Investing activities
Loans acquired and originated	(2,347,344)	(2,234,556)
Net proceeds from sales of loans held for investment	3,472	5,736
Proceeds from claim payments	24,907	33,892
Net decrease in loans held for investment	980,234	624,040
Increase in restricted cash and investments - variable interest entities	(12,753)	(8,369)
Purchases of available-for-sale securities	(40,124)	(23,362)
Proceeds from sales and maturities of available-for-sale securities	16,976	15,492
Total net cash used in investing activities	(1,374,632)	(1,587,127)
Financing activities
Brokered deposit placement fee	(5,329)	(2,875)
Net decrease in certificates of deposit	308,069	56,272
Net increase in other deposits	51,447	322,959
Issuance costs for collateralized borrowings	—	(386)
Borrowings collateralized by loans in securitization trusts - issued	767,244	499,393
Borrowings collateralized by loans in securitization trusts - repaid	(262,567)	(40,618)
Issuance costs for unsecured debt offering	(423)	—
Unsecured debt issued	197,000	—
Borrowings under ABCP Facility	—	26,325
Repayment of borrowings under ABCP Facility	—	(526,500)

Fees paid on ABCP Facility	(1,259)	(1,444)
Redemption of Preferred Stock Series A	(165,000)	—
Preferred stock dividends paid	(9,549)	(10,382)
Net cash provided by financing activities	879,633	322,744
Net decrease in cash and cash equivalents	(600,625)	(1,373,304)
Cash and cash equivalents at beginning of period	1,918,793	2,416,219
Cash and cash equivalents at end of period	$1,318,168	$1,042,915
Cash disbursements made for:
Interest	$121,601	$75,165
Income taxes paid	$139,828	$149,173
Income taxes refunded	$(833)	$(86)
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
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
Allowance for Loan Losses
We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. Please refer to Note 2, “Significant Accounting Policies - Allowance for Loan Losses - Allowance for Private Education Loan Losses” in the 2016 Form 10-K for a description of certain information we use in estimating allowance amounts for Private Education Loans (as hereafter defined).
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

A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. Approximately 27 percent and 26 percent of the loans granted forbearance as of June 30, 2017 and December 31, 2016, respectively, were classified as TDRs due to their forbearance status.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 6, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily payments historically treated as the posting of collateral (variation margin payments) being considered as the legal settlement of the outstanding exposure of the derivative. While the CME rule, which became effective in January 2017, is mandatory, the LCH allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of June 30, 2017, $4.6 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 80.5 percent and 12.5 percent, respectively, of our total notional derivative contracts of $5.8 billion at June 30, 2017.
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
Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant. On January 1, 2017, we adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new guidance requires that we record all excess tax benefits/deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statements of income, under a modified retrospective basis. In the six months ended June 30, 2017, we recorded a $6.5 million benefit in income tax expense because of this new standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans and Personal Loans. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We began to opportunistically acquire Personal Loans in the fourth quarter of 2016.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of June 30, 2017 and December 31, 2016, 81.3 percent and 81.4 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also provide total cost incentives for customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	June 30,	December 31,
	2017	2016
Private Education Loans	$15,679,457	$14,251,675
Deferred origination costs	48,905	44,206
Allowance for loan losses	(205,024)	(182,472)
Total Private Education Loans, net	15,523,338	14,113,409

FFELP Loans	967,237	1,010,908
Unamortized acquisition costs, net	2,767	2,941
Allowance for loan losses	(1,606)	(2,171)
Total FFELP Loans, net	968,398	1,011,678

Personal Loans	69,508	12,893
Allowance for loan losses	(818)	(58)
Total Personal Loans, net	68,690	12,835

Loans held for investment, net	$16,560,426	$15,137,922

The estimated weighted average life of education loans in our portfolio was approximately 5.6 years and 6.0 years at June 30, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	June 30,
	2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$15,687,803	8.33%	$12,217,890	7.98%
FFELP Loans	980,478	3.87	1,076,419	3.48
Personal Loans	60,910	9.28	—	—
Total portfolio	$16,729,191		$13,294,309

	Six Months Ended
	June 30,
	2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$15,569,337	8.30%	$12,017,799	8.00%
FFELP Loans	991,740	3.78	1,089,836	3.45
Personal Loans	48,894	9.19	—	—
Total portfolio	$16,609,971		$13,107,635

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,637	$185,103	$346	$187,086
Total provision	228	49,166	492	49,886
Net charge-offs:
Charge-offs	(259)	(32,728)	(20)	(33,007)
Recoveries	—	4,396	—	4,396
Net charge-offs	(259)	(28,332)	(20)	(28,611)
Loan sales(1)	—	(913)	—	(913)
Ending Balance	$1,606	$205,024	$818	$207,448
Allowance:
Ending balance: individually evaluated for impairment	$—	$95,177	$—	$95,177
Ending balance: collectively evaluated for impairment	$1,606	$109,847	$818	$112,271
Loans:
Ending balance: individually evaluated for impairment	$—	$803,456	$—	$803,456
Ending balance: collectively evaluated for impairment	$967,237	$14,876,001	$69,508	$15,912,746
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.14%	1.08%	0.13%
Allowance as a percentage of the ending total loan balance	0.17%	1.31%	1.18%
Allowance as a percentage of the ending loans in repayment(2)	0.21%	1.93%	1.18%
Allowance coverage of net charge-offs (annualized)	1.55	1.81	10.23
Ending total loans, gross	$967,237	$15,679,457	$69,508
Average loans in repayment(2)	$757,186	$10,523,225	$61,439
Ending loans in repayment(2)	$765,980	$10,615,105	$69,508
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$2,171	$182,472	$58	$184,701
Total provision	(88)	75,986	780	76,678
Net charge-offs:
Charge-offs	(477)	(58,955)	(20)	(59,452)
Recoveries	—	7,655	—	7,655
Net charge-offs	(477)	(51,300)	(20)	(51,797)
Loan sales(1)	—	(2,134)	—	(2,134)
Ending Balance	$1,606	$205,024	$818	$207,448
Allowance:
Ending balance: individually evaluated for impairment	$—	$95,177	$—	$95,177
Ending balance: collectively evaluated for impairment	$1,606	$109,847	$818	$112,271
Loans:
Ending balance: individually evaluated for impairment	$—	$803,456	$—	$803,456
Ending balance: collectively evaluated for impairment	$967,237	$14,876,001	$69,508	$15,912,746
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.12%	0.99%	0.08%
Allowance as a percentage of the ending total loan balance	0.17%	1.31%	1.18%
Allowance as a percentage of the ending loans in repayment(2)	0.21%	1.93%	1.18%
Allowance coverage of net charge-offs (annualized)	1.68	2.00	20.45
Ending total loans, gross	$967,237	$15,679,457	$69,508
Average loans in repayment(2)	$765,347	$10,375,463	$47,654
Ending loans in repayment(2)	$765,980	$10,615,105	$69,508
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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 27 percent and 26 percent of the loans granted forbearance as of June 30, 2017 and December 31, 2016, respectively, have been classified as TDRs due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2016 Form 10-K.
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
At June 30, 2017 and December 31, 2016, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2017
TDR Loans	$815,515	$803,456	$95,177

December 31, 2016
TDR Loans	$620,991	$612,606	$86,930

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$766,171	$14,310	$364,882	$6,697

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$718,727	$26,567	$332,292	$12,280

The following table provides information regarding the loan status and aging of TDR loans.

	June 30,		December 31,
	2017		2016
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$33,693		$24,185
TDR loans in forbearance(2)	98,710		71,851
TDR loans in repayment(3) and percentage of each status:
Loans current	603,215	89.9%	462,187	89.5%
Loans delinquent 31-60 days(4)	35,120	5.2	28,452	5.5
Loans delinquent 61-90 days(4)	20,170	3.0	17,326	3.4
Loans delinquent greater than 90 days(4)	12,548	1.9	8,605	1.6
Total TDR loans in repayment	671,053	100.0%	516,570	100.0%
Total TDR loans, gross	$803,456		$612,606
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

The following table provides the amount of modified loans (which includes forbearance and reductions in interest rates) that became TDRs in the periods presented. Additionally, for the periods presented, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the relevant period presented and within 12 months of the loan first being designated as a TDR. We define payment default as more than 60 days past due for this disclosure.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$134,489	$12,215	$23,679	$92,782	$5,464	$21,388

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$246,695	$22,738	$49,113	$153,848	$10,432	$47,089
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	June 30, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$14,079,677	90%	$12,816,512	90%
Without cosigner	1,599,780	10	1,435,163	10
Total	$15,679,457	100%	$14,251,675	100%

FICO at Original Approval(2):
Less than 670	$1,016,829	6%	$920,132	6%
670-699	2,314,571	15	2,092,722	15
700-749	5,128,665	33	4,639,958	33
Greater than or equal to 750	7,219,392	46	6,598,863	46
Total	$15,679,457	100%	$14,251,675	100%

Seasoning(3):
1-12 payments	$4,291,633	27%	$3,737,110	26%
13-24 payments	2,931,945	19	2,841,107	20
25-36 payments	1,965,406	13	1,839,764	13
37-48 payments	990,248	6	917,633	7
More than 48 payments	792,829	5	726,106	5
Not yet in repayment	4,707,396	30	4,189,955	29
Total	$15,679,457	100%	$14,251,675	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	June 30, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$5,367	8%	$1,189	9%
670-699	20,137	29	3,139	24
700-749	31,974	46	5,678	44
Greater than or equal to 750	12,030	17	2,888	23
Total	$69,508	100%	$12,894	100%

Seasoning(2):
0-12 payments	$69,508	100%	$12,894	100%
13-24 payments	—	—	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$69,508	100%	$12,894	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	June 30,		December 31,
	2017		2016
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,707,396		$4,189,955
Loans in forbearance(2)	356,956		351,962
Loans in repayment and percentage of each status:
Loans current	10,385,289	97.8%	9,509,394	97.9%
Loans delinquent 31-60 days(3)	132,108	1.3	124,773	1.3
Loans delinquent 61-90 days(3)	67,371	0.6	51,423	0.5
Loans delinquent greater than 90 days(3)	30,337	0.3	24,168	0.3
Total Private Education Loans in repayment	10,615,105	100.0%	9,709,758	100.0%
Total Private Education Loans, gross	15,679,457		14,251,675
Private Education Loans deferred origination costs	48,905		44,206
Total Private Education Loans	15,728,362		14,295,881
Private Education Loans allowance for losses	(205,024)		(182,472)
Private Education Loans, net	$15,523,338		$14,113,409
Percentage of Private Education Loans in repayment		67.7%		68.1%
Delinquencies as a percentage of Private Education Loans in repayment		2.2%		2.1%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.3%		3.5%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2017	$913,080	$1,107	$4,522
December 31, 2016	$739,847	$845	$2,898

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
Deposits - interest bearing	$13,793,200	$13,434,990
Deposits - non-interest bearing	1,615	677
Total deposits	$13,794,815	$13,435,667

Interest bearing deposits as of June 30, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and brokered and retail certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of June 30, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.2 million and $2.6 million in the three months ended June 30, 2017 and 2016, respectively, and placement fee expense of $4.3 million and $5.2 million in the six months ended June 30, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $3.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and fees paid to third-party brokers related to brokered CDs were $5.3 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.
Interest bearing deposits at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017		December 31, 2016
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,167,473	1.55%	$7,129,404	1.22%
Savings	847,714	0.99	834,521	0.84
Certificates of deposit	5,778,013	1.73	5,471,065	1.41
Deposits - interest bearing	$13,793,200		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2017 and December 31, 2016, there were $259.6 million and $304.5 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $21.8 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our borrowings at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,740	$196,740	$—	$—	$—
Total unsecured borrowings	—	196,740	196,740	—	—	—
Secured borrowings:
Private Education Loan term securitizations	$—	$2,675,491	$2,675,491	$—	$2,167,979	$2,167,979
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	2,675,491	2,675,491	—	2,167,979	2,167,979
Total	$—	$2,872,231	$2,872,231	$—	$2,167,979	$2,167,979

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 25, 2016 and February 22, 2017, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750 million ABCP Facility, in which we no longer hold a participation interest. As a result, the full $750 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3‑month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur). At June 30, 2017, there were no borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par.

Secured Financings
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At June 30, 2017, $772 million of our Private Education Loans were encumbered as a result of this transaction.

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

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,675,491	$2,675,491	$3,172,113	$57,370	$224,768	$3,454,251
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,675,491	$2,675,491	$3,172,113	$57,370	$224,768	$3,454,251

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2017. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three or six months ended June 30, 2017 or in the year ended December 31, 2016.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three or six months ended June 30, 2017 or in the year ended December 31, 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion of our risk management strategy.
Although we use derivatives to reduce the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held and plus collateral posted. When the fair value of a derivative contract less collateral held and plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with reputable counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held and plus collateral posted, represents exposure with the counterparty. We refer to this as the “net position.” When there is a net negative exposure, we consider our exposure to the counterparty and the net position to be zero.
Title VII of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of June 30, 2017, $4.6 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 80.5 percent and 12.5 percent, respectively, of our total notional derivative contracts of $5.8 billion at June 30, 2017.
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

Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $38.3 million and $44.6 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2017 and December 31, 2016, and their impact on earnings and other comprehensive income for the six months ended June 30, 2017 and 2016. Please refer to Note 11, “Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities. The net fair value of derivative instruments as of June 30, 2017 was a liability of $10.9 million, compared to the net fair value as of December 31, 2016 liability of $18.1 million. The change in the net fair value reflects a $5.1 million decrease in fair value offset by variation margin amounts of $12.3 million. The net position as of June 30, 2017 was $36.7 million, compared to $30.0 million as of December 31, 2016. The change in the net position reflects a $5.1 million decrease in fair value, $6.0 million decrease in collateral held and pledged (for contracts other than those cleared through the CME), offset by variation margin impacts of $17.8 million.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2017	2016	2017	2016	2017	2016	2017	2016
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$326	$—	$—	$7,808	$—	$—	$326	$7,808
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(8,476)	(14,463)	(2,648)	(10,398)	(128)	(1,076)	(11,252)	(25,937)
Total net derivatives		$(8,150)	$(14,463)	$(2,648)	$(2,590)	$(128)	$(1,076)	$(10,926)	$(18,129)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Gross position(1)	$326	$7,808	$(11,252)	$(25,937)
Impact of master netting agreement	(326)	(7,808)	326	7,808
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(10,926)	(18,129)
Cash collateral (held) pledged(2)	—	—	47,616	48,134
Net position	$—	$—	$36,690	$30,005
__________

(1)	Except for instruments cleared with the CME, gross position amounts are exclusive of accrued interest and collateral held and pledged.

(2)	Cash collateral (held) pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Notional Values

Interest rate swaps	$996,458	$1,054,688	$4,071,595	$3,628,062	$694,776	$494,638	$5,762,829	$5,177,388

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$(3,711)	$1,218	$(7,878)	$(1,199)
Realized gains (losses) recorded in interest expense	2,881	7,391	7,428	14,650
Total	$(830)	$8,609	$(450)	$13,451

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings(1)	$(75)	$(403)	$(147)	$(681)
Realized losses recorded in interest expense	(2,669)	(4,586)	(6,008)	(9,207)
Total	$(2,744)	$(4,989)	$(6,155)	$(9,888)

Trading
Interest rate swaps:
Interest reclassification	$(101)	$672	$(20)	$1,360
Realized gains (losses) recorded in earnings	278	655	(942)	2,308
Total(1)	177	1,327	(962)	3,668
Total	$(3,397)	$4,947	$(7,567)	$7,231

________

(1)	Amounts included in “(losses) gains on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Amount of gain (loss) recognized in other comprehensive income (loss)	$(4,698)	$(13,318)	$(3,258)	$(42,313)
Less: amount of gain (loss) reclassified in interest expense(1)	(2,669)	(4,586)	(6,008)	(9,207)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax benefit (expense)	$(2,029)	$(8,732)	$2,750	$(33,106)
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
As of June 30, 2017, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME. Cash collateral held related to derivative exposure between us and our derivatives counterparties was $0.9 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $48.5 million and $49.1 million at June 30, 2017 and December 31, 2016, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders’ Equity

Preferred Stock
On May 5, 2017, we redeemed, with the proceeds of our unsecured debt offering, the outstanding 3.3 million shares of our 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”). The Series A Preferred Stock was redeemed at a price of $50.00 per share, plus accrued and unpaid dividends from May 1, 2017 to, but excluding, the May 5, 2017 redemption date.

Common Stock
The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2017	2016	2017	2016
Shares repurchased related to employee stock-based compensation plans(1)(2)	981,477	263,218	2,584,964	1,391,927
Average purchase price per share	$12.39	$6.68	$12.12	$6.12
Common shares issued(3)	1,491,057	425,495	5,229,774	3,166,474

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2017 was $11.50.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$70,617	$57,205	$165,560	$123,120
Preferred stock dividends	3,974	5,243	9,549	10,382
Net income attributable to SLM Corporation common stock	$66,643	$51,962	$156,011	$112,738
Denominator:
Weighted average shares used to compute basic EPS	431,245	427,942	430,572	427,526
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	6,870	3,854	7,852	3,823
Weighted average shares used to compute diluted EPS	438,115	431,796	438,424	431,349

Basic earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.36	$0.26

Diluted earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.35	$0.26

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2017 and 2016, securities covering approximately 0 and 1 million shares, respectively, and for the six months ended June 30, 2017 and 2016, securities covering approximately 0 and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2017, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$229,479	$—	$229,479	$—	$208,603	$—	$208,603
Derivative instruments	—	326	—	326	—	7,808	—	7,808
Total	$—	$229,805	$—	$229,805	$—	$216,411	$—	$216,411

Liabilities
Derivative instruments	$—	$(11,252)	$—	$(11,252)	$—	$(25,937)	$—	$(25,937)
Total	$—	$(11,252)	$—	$(11,252)	$—	$(25,937)	$—	$(25,937)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2017			December 31, 2016
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$18,349,005	$16,560,426	$1,788,579	$16,520,786	$15,137,922	$1,382,864
Cash and cash equivalents	1,318,168	1,318,168	—	1,918,793	1,918,793	—
Available-for-sale investments	229,479	229,479	—	208,603	208,603	—
Accrued interest receivable	926,270	926,270	—	766,106	766,106	—
Tax indemnification receivable	233,142	233,142	—	259,532	259,532	—
Derivative instruments	326	326	—	7,808	7,808	—
Total earning assets	$21,056,390	$19,267,811	$1,788,579	$19,681,628	$18,298,764	$1,382,864
Interest-bearing liabilities
Money-market and savings accounts	$8,015,192	$8,015,192	$—	$7,963,925	$7,963,925	$—
Certificates of deposit	5,788,342	5,778,013	(10,329)	5,510,504	5,471,065	(39,439)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	2,899,491	2,872,231	(27,260)	2,160,105	2,167,979	7,874
Accrued interest payable	27,114	27,114	—	21,058	21,058	—
Derivative instruments	11,252	11,252	—	25,937	25,937	—
Total interest-bearing liabilities	$16,741,391	$16,703,802	$(37,589)	$15,681,529	$15,649,964	$(31,565)

Excess of net asset fair value over carrying value			$1,750,990			$1,351,299

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

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at June 30, 2017 was $87 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of June 30, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $28 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions was $118 million at June 30, 2017.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of June 30, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,199,979	12.5%	$1,139,897	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,199,979	12.5%	$1,402,950	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,407,976	13.7%	$1,753,687	>	10.0%
Tier 1 Capital (to Average Assets)	$2,199,979	11.5%	$955,156	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and six months ended June 30, 2017 and June 30, 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2017, we had $1.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At June 30, 2017, we had a $0.5 million reserve recorded in “Other Liabilities” to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
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
The Bank continues to be in full compliance with the DOJ Consent Order, including policy and procedure updates. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc., and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM,

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

The following information is current as of July 19, 2017 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017) (the “2016 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2016 Form 10-K.

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

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - ‘Core Earnings’ ” in this Form 10-Q for the quarter ended June 30, 2017 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2017	2016	2017	2016

Net income attributable to SLM Corporation common stock	$66,643	$51,962	$156,011	$112,738
Diluted earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.35	$0.26
Weighted average shares used to compute diluted earnings per share	438,115	431,796	438,424	431,349
Return on assets	1.5%	1.5%	1.7%	1.6%
Non-GAAP operating efficiency ratio - old method(1)	40.2%	41.6%	38.9%	41.0%
Non-GAAP operating efficiency ratio - new method(1)	39.7%	41.8%	38.2%	41.0%

Other Operating Statistics
Ending Private Education Loans, net	$15,523,338	$12,183,293	$15,523,338	$12,183,293
Ending FFELP Loans, net	968,398	1,062,133	968,398	1,062,133
Ending total education loans, net	$16,491,736	$13,245,426	$16,491,736	$13,245,426

Average education loans	$16,668,281	$13,294,309	$16,561,077	$13,107,635

(1) In the first-quarter 2017, we changed the way we calculate and report our non-GAAP operating efficiency ratio. Please refer to “- Overview - Key Financial Measures - Operating Expenses” in this Form 10-Q for further details.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2017.
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
In the first-quarter 2017, we began calculating and reporting our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, less the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “— GAAP Consolidated Earnings Summary — ‘Core Earnings’’’ in this Form 10-Q). We believe this change will improve visibility into our management of operating expenses over time and eliminate the variability in this ratio that may be related to the changes in fair value of our derivative contracts that we consider economic hedges and which do not affect how we manage operating expenses. This change conforms the treatment of our hedging activities in our non-GAAP operating efficiency ratio to our non-GAAP “Core Earnings” measure. The impact of this change on the non-GAAP operating efficiency ratio reported in each of our prior quarterly and annual periods is immaterial. This ratio provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.
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
Prudently Grow Private Education Loan Assets and Revenues
We continue to pursue managed growth in our Private Education Loan portfolio in 2017 by leveraging our Sallie Mae brand, our relationship with more than two thousand colleges and universities, and our direct consumer marketing efforts. To help facilitate the expected increase in our Private Education Loan originations, we are diversifying the mix of our funding sources in 2017. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were 2 percent higher in the first six months of 2017 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the six months ended June 30, 2017 were 747 and 87.6 percent, compared with 747 and 88.8 percent in the six months ended June 30, 2016, respectively. Although the growth rate in originations in the first half of 2017 was lower than in the year-ago period, we continue to expect total originations of our Smart Option Student Loans to be approximately $4.9 billion in 2017.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of June 30, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.5 percent, a Tier 1 risk-based capital ratio of 12.5 percent, a Total risk-based capital ratio of 13.7 percent and a Tier 1 leverage ratio of 11.5 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2017 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We used the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
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

•	Creating an integrated online origination and servicing experience with a single point of entry and improved customer messaging;

•	Providing enhanced functionality to our customers that will give them more flexibility to service their accounts online, via chat and mobile, and over the phone; and

•	Continuing to support customers throughout the Private Education Loan experience with enhanced communication and tools.
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
We have continued to advance our overall governance processes, including robust oversight, education, policies and procedures, all supported by strong enterprise risk management, compliance and internal audit functions.
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
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. See “- Key Financial Measures - Operating Expenses” in this Form 10-Q for a discussion of the method for calculating this ratio. This ratio provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.
 The operating efficiency ratio was 39.7 percent for the three months ended June 30, 2017, compared with 41.8 percent for the three months ended June 30, 2016. The operating efficiency ratio was 38.2 percent for the six months ended June 30, 2017, compared with 41.0 percent for the six months ended June 30, 2016. The improvement in the non-GAAP operating efficiency ratio in the three and six month periods ended June 30, 2017 compared with the three and six month periods ended June 30, 2016 was primarily due to the growth rate in net interest income exceeding the growth rate in our operating expense base for each period.
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
In the second quarter of 2017, we made additional progress against our talent development roadmap. We established leadership panels to steer the development of our competency model and provide input into the design of learning programs to support employee development. We also implemented a pilot management training program to provide entry- to mid-level managers with fundamental education, leadership development, and mentorship opportunities. Moreover, we implemented an enhanced talent assessment process to further evaluate performance and potential and effectively align development plans that support succession management.  We also launched a business knowledge series in order to provide all employees with opportunities to learn about our business, capabilities as a Company, and our future.  In the second quarter of 2017, we also engaged employees to promote wellness across the Company through a series of events and opportunities to learn about and pursue their personal fitness and health goals, and launched a financial wellness education platform to further engage employees in owning their financial health. We also continued to recognize employees with superior performance and commitment to the Company’s values through our quarterly Awards of Excellence Program.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%	2017	2016	$	%
Interest income:
Loans	$337	$252	$85	34%	$662	$497	$165	33%
Investments	2	2	—	—	4	5	(1)	(20)
Cash and cash equivalents	3	1	2	200	6	3	3	100
Total interest income	342	255	87	34	672	505	167	33
Total interest expense	72	42	30	71	134	82	52	63
Net interest income	270	213	57	27	538	423	115	27
Less: provisions for credit losses	50	42	8	19	76	74	2	3
Net interest income after provisions for credit losses	220	171	49	29	462	349	113	32
Non-interest income:
(Losses) gains on derivatives and hedging activities, net	(4)	2	(6)	(300)	(9)	2	(11)	(550)
Other income	11	14	(3)	(21)	22	34	(12)	(35)
Total non-interest income	7	16	(9)	(56)	13	36	(23)	(64)
Non-interest expenses:
Total operating expenses	111	95	16	17	214	188	26	14
Acquired intangible asset amortization expense	—	—	—	—	—	—	—	—
Total non-interest expenses	111	95	16	17	214	188	26	14

Income before income tax expense	116	92	24	26	261	197	64	32
Income tax expense	45	35	10	29	95	74	22	30
Net income	71	57	14	25	166	123	42	34
Preferred stock dividends	4	5	(1)	(20)	10	10	—	—
Net income attributable to SLM Corporation common stock	$67	$52	$15	29%	$156	$113	$42	37%

Basic earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.03	25%	$0.36	$0.26	$0.10	38%

Diluted earnings per common share attributable to SLM Corporation	$0.15	$0.12	$0.03	25%	$0.35	$0.26	$0.09	35%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
For the three months ended June 30, 2017, net income was $71 million, or $.15 diluted earnings per common share, compared with net income of $57 million, or $.12 diluted earnings per common share for the three months ended June 30, 2016. The year-over-year net income increase was affected by a $57 million increase in net interest income, which was offset by an $8 million increase in provisions for credit losses, a $3 million decrease in other income, a $16 million increase in total non-interest expenses, a $10 million increase in income tax expense, and a $6 million reduction in our derivatives and hedging activities.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $57 million in the current quarter compared with the year-ago quarter primarily due to a $3.5 billion increase in average Private Education Loans outstanding. Net interest margin increased by 7 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets and the benefit from an increase in LIBOR rates that occurred in mid-March 2017 which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds.
•Provisions for credit losses increased $8 million compared with the year-ago quarter. This increase was primarily the result of an additional $2.6 billion of loans being in repayment in the second quarter 2017 compared with the year-ago quarter, offset by a benefit from the change in LIBOR rates for the quarter.
•(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $4 million in the second quarter of 2017 compared with a net gain of $2 million in the year-ago quarter.
•Other income decreased $3 million primarily due to lower fee income related to our Upromise rewards business.
•Second-quarter 2017 operating expenses (including acquired intangible asset amortization expense) were $111 million, compared with $95 million in the year-ago quarter. The increase in operating expenses was primarily the result of increased marketing costs, FDIC assessment fees, and personnel and technology costs, largely driven by growth in our loan portfolio.
•Income tax expense increased $10 million compared with the year-ago quarter. The effective tax rate increased in the second-quarter 2017 to 38.8 percent from 37.7 percent in the year-ago quarter. The change was primarily as a result of the effect of non-tax-deductible expenses and the continuing tax treatment related to our tax indemnification receivable.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
For the six months ended June 30, 2017, net income was $166 million, or $.35 diluted earnings per common share, compared with net income of $123 million, or $.26 diluted earnings per common share for the six months ended June 30, 2016. The year-over-year net income increase was affected by a $115 million increase in net interest income, which was offset by a $2 million increase in provisions for credit losses, a $12 million decrease in other income, a $26 million increase in total non-interest expenses, a $22 million increase in income tax expense, and an $11 million reduction in our derivatives and hedging activities.
The primary contributors to each of the identified drivers of changes in net income for the first six months of 2017 compared with the year-ago period are as follows:
•Net interest income increased by $115 million in the first six months compared with the year-ago period primarily due to a $3.6 billion increase in average Private Education Loans outstanding. Net interest margin increased by 13 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets and the benefit from increases in LIBOR rates that occurred in late 2016 and March 2017 which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds.
•Provisions for credit losses increased $2 million compared with the year-ago period. This increase was primarily the result of an additional $2.6 billion of loans being in repayment in the first six months of 2017 compared with the year-ago period, offset by a benefit from an update to our life-of-loan forecasting model for TDRs.
•(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $9 million in the first six months of 2017 compared with a net gain of $2 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In the first six months of 2017, we used fewer derivatives to economically hedge risk that did not qualify for hedge accounting treatment than in the year-ago period.
•Other income decreased $12 million primarily due to a $10 million change in reserve estimates related to our Upromise rewards business that was recorded in the first quarter of 2016.
•First-half 2017 operating expenses (including acquired intangible asset amortization expense) were $214 million, compared with $188 million in the year-ago period. The increase in operating expenses was primarily the result of increased technology, FDIC assessment fees, servicing, and personnel costs, largely driven by growth in our loan portfolio.
•Income tax expense increased $22 million compared with the year-ago period. The effective tax rate decreased in the first-half 2017 to 36.6 percent from 37.4 percent in the year-ago period. The change was primarily due to a $6 million benefit recorded in first quarter 2017 related to the new stock compensation accounting standard, which changed the treatment of excess tax benefits/deficiencies related to the settlement of employee stock-based awards.
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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “Gains (losses) on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivatives and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment or that do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Hedge ineffectiveness gains (losses)	(3,786)	$815	$(8,025)	$(1,880)
Unrealized (losses) gains on instruments not in a hedging relationship	278	655	(942)	2,308
Interest reclassification	(101)	672	(20)	1,360
(Losses) gains on derivatives and hedging activities, net	$(3,609)	$2,142	$(8,987)	$1,788

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$70,617	$57,205	$165,560	$123,120
Preferred stock dividends	3,974	5,243	9,549	10,382
GAAP net income attributable to SLM Corporation common stock	$66,643	$51,962	$156,011	$112,738

Adjustments:
Net impact of derivative accounting(1)	3,508	(1,470)	8,966	(428)
Net tax effect(2)	1,340	(562)	3,424	(164)
Total “Core Earnings” adjustments to GAAP	2,168	(908)	5,542	(264)

“Core Earnings” attributable to SLM Corporation common stock	$68,811	$51,054	$161,553	$112,474

GAAP diluted earnings per common share	$0.15	$0.12	$0.35	$0.26
Derivative adjustments, net of tax	0.01	—	0.02	—
“Core Earnings” diluted earnings per common share	$0.16	$0.12	$0.37	$0.26
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$15,687,803	8.33%	$12,217,890	7.98%	$15,569,337	8.30%	$12,017,799	8.00%
FFELP Loans	980,478	3.87	1,076,419	3.48	991,740	3.78	1,089,836	3.45
Personal and other loans	60,910	9.28	346	5.11	48,894	9.19	173	5.11
Taxable securities	322,551	2.74	377,587	2.52	337,276	2.60	381,296	2.62
Cash and other short-term investments	1,264,223	1.00	978,750	0.49	1,330,248	0.87	1,148,535	0.50
Total interest-earning assets	18,315,965	7.49%	14,650,992	7.01%	18,277,495	7.41%	14,637,639	6.93%

Non-interest-earning assets	1,039,433		766,364		981,229		735,483

Total assets	$19,355,398		$15,417,356		$19,258,724		$15,373,122

Average Liabilities and Equity
Brokered deposits	$6,679,564	1.69%	$6,903,666	1.32%	$6,846,524	1.57%	$6,999,746	1.30%
Retail and other deposits	6,773,078	1.33	4,850,598	1.05	6,671,869	1.27	4,660,477	1.03
Other interest-bearing liabilities(1)	2,934,377	2.95	997,355	2.90	2,749,483	2.79	1,044,540	2.50
Total interest-bearing liabilities	16,387,019	1.77%	12,751,619	1.34%	16,267,876	1.66%	12,704,763	1.30%

Non-interest-bearing liabilities	584,599		487,851		606,253		522,002
Equity	2,383,780		2,177,886		2,384,595		2,146,357
Total liabilities and equity	$19,355,398		$15,417,356		$19,258,724		$15,373,122

Net interest margin		5.91%		5.84%		5.94%		5.81%

_________________

(1)	Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2017 vs. 2016
Interest income	$86,854	$18,665	$68,189
Interest expense	29,727	15,653	14,074
Net interest income	$57,127	$2,569	$54,558

Six Months Ended June 30, 2017 vs. 2016
Interest income	$166,887	$36,395	$130,492
Interest expense	51,547	25,615	25,932
Net interest income	$115,340	$9,568	$105,772

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	June 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,091,447	$312	$—	$3,091,759
Grace, repayment and other(2)	12,588,010	966,925	69,508	13,624,443
Total, gross	15,679,457	967,237	69,508	16,716,202
Deferred origination costs and unamortized premium	48,905	2,767	—	51,672
Allowance for loan losses	(205,024)	(1,606)	(818)	(207,448)
Total loan portfolio	$15,523,338	$968,398	$68,690	$16,560,426

% of total	94%	6%	—%	100%
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
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017		2016		2017		2016
Private Education Loans	$15,687,803	94%	$12,217,890	92%	$15,569,337	94%	$12,017,799	92%
FFELP Loans	980,478	6	1,076,419	8	991,740	6	1,089,836	8
Personal Loans	60,910	—	—	—	48,894	—	—	—
Total portfolio	$16,729,191	100%	$13,294,309	100%	$16,609,971	100%	$13,107,635	100%

Loan Activity

	Three Months Ended June 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$15,516,443	$990,611	$55,156	$16,562,210
Acquisitions and originations	435,142	—	19,505	454,647
Capitalized interest and deferred origination cost premium amortization	73,493	8,034	—	81,527
Sales	(1,501)	—	—	(1,501)
Loan consolidations to third parties	(139,921)	(9,970)	—	(149,891)
Repayments and other	(360,318)	(20,277)	(5,971)	(386,566)
Ending balance	$15,523,338	$968,398	$68,690	$16,560,426

	Three Months Ended June 30, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$12,021,022	$1,087,403	$13,108,425
Acquisitions and originations	427,972	—	427,972
Capitalized interest and deferred origination cost premium amortization	50,270	9,496	59,766
Sales	(2,372)	—	(2,372)
Loan consolidations to third parties	(55,151)	(12,745)	(67,896)
Repayments and other	(258,448)	(22,021)	(280,469)
Ending balance	$12,183,293	$1,062,133	$13,245,426

	Six Months Ended June 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations	2,283,589	—	63,753	2,347,342
Capitalized interest and deferred origination cost premium amortization	143,927	16,523	—	160,450
Sales	(3,472)	—	—	(3,472)
Loan consolidations to third parties	(264,170)	(20,638)	—	(284,808)
Repayments and other	(749,945)	(39,165)	(7,898)	(797,008)
Ending balance	$15,523,338	$968,398	$68,690	$16,560,426

	Six Months Ended June 30, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591
Acquisitions and originations	2,234,556	—	2,234,556
Capitalized interest and deferred origination cost premium amortization	100,797	18,716	119,513
Sales	(5,736)	—	(5,736)
Loan consolidations to third parties	(107,982)	(23,050)	(131,032)
Repayments and other	(553,847)	(48,619)	(602,466)
Ending balance	$12,183,293	$1,062,133	$13,245,426

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at June 30, 2017 increased by 52 percent compared with June 30, 2016, and now total 35 percent of our Private Education Loan portfolio.

In the second quarter of 2017, we improved our methodology for identifying “Loan consolidations to third parties” for Private Education Loans. This improvement in methodology resulted in certain loans previously included in “Repayments and other” in the first quarter of 2017, three months ended June 30, 2016 and six months ended June 30, 2016, being re-classified as “Loan consolidations to third parties.” Therefore, for these periods, we have updated the “Loan consolidations to third parties” and “Repayments and other” line items to reflect this re-allocation. For these periods, the sum of the “Loan consolidations to third parties” and “Repayment and other” line items did not change.

“Loan consolidations to third parties” for the three months ended June 30, 2017 total 2.6 percent of our Private Education Loan portfolio in full principal and interest repayment status at June 30, 2017, or 0.9 percent of our total loan portfolio at June 30, 2017, compared with the year-ago period of 1.5 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 0.5 percent of our total portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment. The increase in the volume of loans in repayment accounts for the vast majority of the aggregate increase in loan consolidations, scheduled repayments, unscheduled prepayments and capitalized interest set forth above.

In the second quarter of 2017, we increased our life of loan voluntary constant prepayment rate expectation to 6.0 percent from 5.1 percent, which contributed to a lowering of the weighted average life on our Private Education Loan portfolio from 5.7 years to 5.5 years, reflecting the increased repayment activity and portfolio seasoning as, increasingly, more significant portions of our Private Education Loan portfolio enter full principal and interest repayment status. The significant portion of our Private Education Loan portfolio that is not yet in full principal and interest repayment and for which principal payments are not yet required continue generating capitalized interest.
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended June 30,
(Dollars in thousands)	2017	%	2016	%
Smart Option - interest only(1)	$108,956	26%	$101,840	24%
Smart Option - fixed pay(1)	111,505	26	117,283	28
Smart Option - deferred(1)	203,402	47	201,104	48
Smart Option - principal and interest	1,196	—	1,613	—
Parent Loan	5,472	1	1,510	—
Total Private Education Loan originations	$430,531	100%	$423,350	100%

Percentage of loans with a cosigner	77%		78%
Average FICO at approval(2)	745		744

	Six Months Ended June 30,
(Dollars in thousands)	2017	%	2016	%
Smart Option - interest only(1)	$590,110	26%	$564,772	25%
Smart Option - fixed pay(1)	638,578	28	683,146	31
Smart Option - deferred(1)	1,014,258	45	975,499	44
Smart Option - principal and interest	3,697	—	2,328	—
Parent Loan	31,349	1	1,510	—
Total Private Education Loan originations	$2,277,992	100%	$2,227,255	100%

Percentage of loans with a cosigner	88%		89%
Average FICO at approval(2)	747		747
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$185,103	$1,637	$186,740	$122,620	$3,629	$126,249
Less:
Charge-offs	(32,728)	(259)	(32,987)	(23,903)	(347)	(24,250)
Loan sales(1)	(913)	—	(913)	(1,533)	—	(1,533)
Plus:
Recoveries	4,396	—	4,396	3,082	—	3,082
Provision for loan losses	49,166	228	49,394	42,362	(985)	41,377
Ending balance	$205,024	$1,606	$206,630	$142,628	$2,297	$144,925

Troubled debt restructurings(2)	$803,456	$—	$803,456	$400,969	$—	$400,969

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$184,643	$108,816	$3,691	$112,507
Less:
Charge-offs	(58,955)	(477)	(59,432)	(42,907)	(730)	(43,637)
Loan sales(1)	(2,134)	—	(2,134)	(3,607)	—	(3,607)
Plus:
Recoveries	7,655	—	7,655	4,125	—	4,125
Provision for loan losses	75,986	(88)	75,898	76,201	(664)	75,537
Ending balance	$205,024	$1,606	$206,630	$142,628	$2,297	$144,925

Troubled debt restructurings(2)	$803,456	$—	$803,456	$400,969	$—	$400,969
_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2017, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 35 percent of our total Private Education Loan portfolio at June 30, 2017 compared with 29 percent at June 30, 2016.
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

	Private Education Loans
	June 30,
	2017		2016
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,707,396		$4,020,242
Loans in forbearance(2)	356,956		241,433
Loans in repayment and percentage of each status:
Loans current	10,385,289	97.8%	7,860,994	97.9%
Loans delinquent 31-60 days(3)	132,108	1.3	87,990	1.1
Loans delinquent 61-90 days(3)	67,371	0.6	56,377	0.7
Loans delinquent greater than 90 days(3)	30,337	0.3	23,673	0.3
Total Private Education Loans in repayment	10,615,105	100.0%	8,029,034	100.0%
Total Private Education Loans, gross	15,679,457		12,290,709
Private Education Loan deferred origination costs	48,905		35,212
Total Private Education Loans	15,728,362		12,325,921
Private Education Loan allowance for losses	(205,024)		(142,628)
Total Private Education Loans, net	$15,523,338		$12,183,293

Percentage of Private Education Loans in repayment		67.7%		65.3%

Delinquencies as a percentage of Private Education Loans in repayment		2.2%		2.1%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.3%		2.9%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance at beginning of period	$185,103	$122,620	$182,472	$108,816
Provision for Private Education Loan losses	49,166	42,362	75,986	76,201
Net charge-offs:
Charge-offs	(32,728)	(23,903)	(58,955)	(42,907)
Recoveries	4,396	3,082	7,655	4,125
Net charge-offs	(28,332)	(20,821)	(51,300)	(38,782)
Loan sales(1)	(913)	(1,533)	(2,134)	(3,607)
Allowance at end of period	$205,024	$142,628	$205,024	$142,628

Allowance as a percentage of ending total loans	1.31%	1.16%	1.31%	1.16%
Allowance as a percentage of ending loans in repayment(2)	1.93%	1.78%	1.93%	1.78%
Allowance coverage of net charge-offs (annualized)	1.81	1.71	2.00	1.84
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.08%	1.05%	0.99%	1.01%
Delinquencies as a percentage of ending loans in repayment(2)	2.16%	2.09%	2.16%	2.09%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.25%	2.92%	3.25%	2.92%
Ending total loans, gross	$15,679,457	$12,290,709	$15,679,457	$12,290,709
Average loans in repayment(2)	$10,523,225	$7,894,340	$10,375,463	$7,695,889
Ending loans in repayment(2)	$10,615,105	$8,029,034	$10,615,105	$8,029,034
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at June 30, 2017 compared with June 30, 2016 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2017, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.4 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 75 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,707	$4,707
Loans in forbearance	208	59	44	25	21	—	357
Loans in repayment - current	3,976	2,823	1,888	945	753	—	10,385
Loans in repayment - delinquent 31-60 days	60	30	20	12	11	—	133
Loans in repayment - delinquent 61-90 days	32	14	9	6	6	—	67
Loans in repayment - delinquent greater than 90 days	16	6	4	2	2	—	30
Total	$4,292	$2,932	$1,965	$990	$793	$4,707	15,679
Unamortized discount							49
Allowance for loan losses							(205)
Total Private Education Loans, net							$15,523

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.89%	0.54%	0.40%	0.23%	0.19%	—%	3.25%

(Dollars in millions) June 30, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,020	$4,020
Loans in forbearance	141	41	28	18	13	—	241
Loans in repayment - current	3,525	2,223	1,148	537	429	—	7,862
Loans in repayment - delinquent 31-60 days	43	20	12	7	7	—	89
Loans in repayment - delinquent 61-90 days	30	11	7	4	4	—	56
Loans in repayment - delinquent greater than 90 days	13	4	3	2	1	—	23
Total	$3,752	$2,299	$1,198	$568	$454	$4,020	12,291
Unamortized discount							35
Allowance for loan losses							(143)
Total Private Education Loans, net							$12,183

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.70%	0.50%	0.34%	0.22%	0.16%	—%	2.92%

Private Education Loan Types
The following table provides information regarding the repayment balance by product type at June 30, 2017 and December 31, 2016.

	June 30, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$202,222	$55,313	$10,344,465	$13,105	$10,615,105
$ in total	$357,404	$55,868	$15,252,703	$13,482	$15,679,457

	December 31, 2016
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$164,725	$29,212	$9,501,040	$14,781	$9,709,758
$ in total	$334,512	$29,430	$13,872,378	$15,355	$14,251,675
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2017	$913,080	$1,107	$4,522
December 31, 2016	$739,847	$845	$2,898
June 30, 2016	$695,680	$895	$3,241

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2017	December 31, 2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,408	$18,133
Sallie Mae Bank(1)	1,292,760	1,900,660
Available-for-sale investments	229,479	208,603
Total unrestricted cash and liquid investments	$1,547,647	$2,127,396
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,411	$22,232	$25,183	$17,961
Sallie Mae Bank(1)	1,122,463	925,132	1,187,995	1,100,405
Available-for-sale investments	221,935	204,110	216,507	201,200
Total unrestricted cash and liquid investments	$1,369,809	$1,151,474	$1,429,685	$1,319,566
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Deposits - interest bearing	$13,793,200	$13,434,990
Deposits - non-interest bearing	1,615	677
Total deposits	$13,794,815	$13,435,667

Our total deposits of $13.8 billion were comprised of $7.0 billion in brokered deposits and $6.8 billion in retail and other deposits at June 30, 2017, compared to total deposits of $13.4 billion, which were comprised of $7.1 billion in brokered deposits and $6.3 billion in retail and other deposits, at December 31, 2016.
Interest bearing deposits as of June 30, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity MMDAs and brokered and retail CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.4 billion of our deposit total as of June 30, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.2 million and $2.6 million in the three months ended June 30, 2017 and 2016, respectively, and placement fee expense of $4.3 million and $5.2 million in the six months ended June 30, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $3.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and fees paid to third-party brokers related to brokered CDs were $5.3 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.
Interest bearing deposits at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,167,473	1.55%	$7,129,404	1.22%
Savings	847,714	0.99	834,521	0.84
Certificates of deposit	5,778,013	1.73	5,471,065	1.41
Deposits - interest bearing	$13,793,200		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

The increase in rates paid on our interest bearing deposits was generally the result of increases in short-term market interest rates since December 31, 2016.

As of June 30, 2017 and December 31, 2016, there were $259.6 million and $304.5 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $21.8 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the FRB on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio is primarily comprised of a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet Community Reinvestment Act targets. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of June 30, 2017, $4.6 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 80.5 percent and 12.5 percent, respectively, of our total notional derivative contracts of $5.8 billion at June 30, 2017.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $38.3 million and $44.6 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of June 30, 2017, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review, and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of June 30, 2017.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$38,317
Exposure to counterparties with credit ratings, net of collateral	$22,883
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	2.60%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	—%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2017
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,199,979	12.5%	$1,139,897	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,199,979	12.5%	$1,402,950	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,407,976	13.7%	$1,753,687	>	10.0%
Tier 1 Capital (to Average Assets)	$2,199,979	11.5%	$955,156	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

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
As of June 30, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.5 percent, a Tier 1 risk-based capital ratio of 12.5 percent, a Total risk-based capital ratio of 13.7 percent and a Tier 1 leverage ratio of 11.5 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the six months ended June 30, 2017 and June 30, 2016. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.
Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,740	$196,740	$—	$—	$—
Total unsecured borrowings	—	196,740	196,740	—	—	—
Secured borrowings:
Private Education Loan term securitizations	$—	$2,675,491	$2,675,491	$—	$2,167,979	$2,167,979
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	2,675,491	2,675,491	—	2,167,979	2,167,979
Total	$—	$2,872,231	$2,872,231	$—	$2,167,979	$2,167,979

On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We used the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2017. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three or six months ended June 30, 2017 or in the year ended December 31, 2016.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three or six months ended June 30, 2017 or in the year ended December 31, 2016.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2017, we had $1.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At June 30, 2017, we had a $0.5 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the second quarter of 2017. However, related to derivative accounting, in the first quarter of 2017 we changed the accounting treatment of variation margin payments as a result of changes to the rules of certain of our central clearing parties, as described below.
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
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of June 30, 2017, $4.6 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 80.5 percent and 12.5 percent, respectively, of our total notional derivative contracts of $5.8 billion at June 30, 2017.
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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, the majority of earning assets on the Bank’s balance sheet are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR, with higher or lower correlations based on historical relationships. In addition, key rates may be modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear change in 1-month LIBOR over the course of 12 months plus the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2017 and 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
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

	June 30,
	2017			2016
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+8.2%	+2.7%	-2.6%	+6.9%	+2.2%
EAR - Ramp	+5.1%	+2.4%	-1.7%	+5.8%	+2.1%
EVE	+1.8%	+0.5%	-0.5%	-0.2%	-0.2%

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

As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. Asset securitization and fixed rate CDs provide intermediate to long-term fixed-rate funding for some of these assets. Additionally, a portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the Company to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration, which does not impact the results for the second quarter, is the implementation of a loan cap of 25% on variable rate loans originated on and after September 25, 2016. As of June 30, 2017, there were $1.4 billion of loans with 25% interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$132.5	$—	$132.5
Prime	monthly	5.5	—	5.5
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	12,744.1	8,917.8	3,826.3
1-month LIBOR	daily	834.7	—	834.7
Non-Discrete reset(2)	daily/weekly	1,380.7	2,864.9	(1,484.2)
Fixed Rate(3)		4,415.8	7,331.4	(2,915.6)
Total		$19,513.3	$19,513.3	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

(2)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDAs swapped to fixed rates and stockholders' equity.

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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2017.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.60
Personal loans	1.48
Cash and investments	0.98
Total earning assets	5.17

Deposits
Short-term deposits	0.05
Long-term deposits	2.29
Total deposits	0.57

Borrowings
Short-term borrowings	—
Long-term borrowings	4.44
Total borrowings	4.44

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Bank continues to be in full compliance with the DOJ Consent Order, including policy and procedure updates. Pursuant to the terms of the DOJ Consent Order, the Bank will remain subject to certain DOJ reporting and record-keeping requirements until September 29, 2018.
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
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc., and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing.
On July 10, 2017, the CFPB released its final rule imposing limitations on the use of pre-dispute arbitration clauses and prohibiting the use of class action waivers in various consumer financial products, including private education loans. The rule also provides for the reporting of arbitration proceedings to the CFPB and for related record keeping requirements. The rule will be applicable to all agreements for consumer financial products entered into 240 days or more after publication of the rule.  Consequently, our existing student loan portfolio is not impacted. We will be taking steps to revise our promissory notes to comply with the rule. As a consequence of the rule, in coming years we may experience a possible increase in litigation defense costs and settlements.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2016 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2017.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2017	809	$12.50	—	—
May 1 - May 31, 2017	90	$12.76	—	—
June 1 - June 30, 2017	82	$10.94	—	—
Total second-quarter 2017	981	$12.39	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the Nasdaq Global Select Market on June 30, 2017 was $11.50.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 19, 2017