Form 10-Q
period 2017-09-30
SLM CORP
filed 2017-10-18
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2017
Common Stock, $0.20 par value	431,889,664 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,247,764	$1,918,793
Available-for-sale investments at fair value (cost of $236,018 and $211,406, respectively)	232,549	208,603
Loans held for investment (net of allowance for losses of $229,919 and $184,701, respectively)	18,040,465	15,137,922
Restricted cash and investments	66,625	53,717
Other interest-earning assets	31,303	49,114
Accrued interest receivable	1,019,735	766,106
Premises and equipment, net	88,975	87,063
Tax indemnification receivable	214,496	259,532
Other assets	74,258	52,153
Total assets	$21,016,170	$18,533,003

Liabilities
Deposits	$15,034,052	$13,435,667
Short-term borrowings	300,000	—
Long-term borrowings	2,738,662	2,167,979
Income taxes payable, net	96,404	184,324
Upromise member accounts	245,094	256,041
Other liabilities	180,118	141,934
Total liabilities	18,594,330	16,185,945

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 0 and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 442.3 million and 436.6 million shares issued, respectively	88,458	87,327
Additional paid-in capital	1,213,198	1,175,564
Accumulated other comprehensive loss (net of tax benefit of $2,720 and $5,364, respectively)	(4,417)	(8,671)
Retained earnings	824,316	595,322
Total SLM Corporation stockholders’ equity before treasury stock	2,521,555	2,414,542
Less: Common stock held in treasury at cost: 10.4 million and 7.7 million shares, respectively	(99,715)	(67,484)
Total equity	2,421,840	2,347,058
Total liabilities and equity	$21,016,170	$18,533,003

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans	$359,610	$268,341	$1,021,106	$765,246
Investments	1,928	2,193	6,272	7,155
Cash and cash equivalents	4,686	2,003	10,429	4,832
Total interest income	366,224	272,537	1,037,807	777,233
Interest expense:
Deposits	61,890	38,210	157,473	107,633
Interest expense on short-term borrowings	1,804	1,604	4,234	5,827
Interest expense on long-term borrowings	20,469	9,448	56,070	17,869
Total interest expense	84,163	49,262	217,777	131,329
Net interest income	282,061	223,275	820,030	645,904
Less: provisions for credit losses	54,930	41,784	130,441	116,179
Net interest income after provisions for credit losses	227,131	181,491	689,589	529,725
Non-interest income:
Gains (losses) on derivatives and hedging activities, net	1,661	1,368	(7,326)	3,156
Other income	4,455	21,598	26,430	56,309
Total non-interest income	6,116	22,966	19,104	59,465
Non-interest expenses:
Compensation and benefits	51,052	43,380	157,523	138,659
FDIC assessment fees	7,626	5,095	21,477	13,548
Other operating expenses	57,464	51,234	151,070	135,164
Total operating expenses	116,142	99,709	330,070	287,371
Acquired intangible asset amortization expense	117	226	351	747
Total non-interest expenses	116,259	99,935	330,421	288,118
Income before income tax expense	116,988	104,522	378,272	301,072
Income tax expense	40,617	47,557	136,341	120,987
Net income	76,371	56,965	241,931	180,085
Preferred stock dividends	3,028	5,316	12,577	15,698
Net income attributable to SLM Corporation common stock	$73,343	$51,649	$229,354	$164,387
Basic earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.53	$0.38
Average common shares outstanding	431,718	428,077	430,958	427,711
Diluted earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.52	$0.38
Average common and common equivalent shares outstanding	438,419	433,523	438,422	432,079

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$76,371	$56,965	$241,931	$180,085
Other comprehensive income (loss):
Unrealized gains (losses) on investments	734	406	(666)	4,723
Unrealized gains (losses) on cash flow hedges	4,814	9,324	7,564	(23,782)
Total unrealized gains (losses)	5,548	9,730	6,898	(19,059)
Income tax (expense) benefit	(2,113)	(3,690)	(2,644)	7,305
Other comprehensive income (loss), net of tax (expense) benefit	3,435	6,040	4,254	(11,754)
Total comprehensive income	$79,806	$63,005	$246,185	$168,331

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	180,085	—	180,085
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(11,754)	—	—	(11,754)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	168,331
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(8,625)	—	(8,625)
Preferred Stock, series B ($.65 per share)	—	—	—	—	—	—	—	—	(7,073)	—	(7,073)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	402	—	(402)		—
Issuance of common shares	—	3,727,574	—	3,727,574	—	745	5,493	—	—	—	6,238
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(2,457)	—	—	—	(2,457)
Stock-based compensation expense	—	—	—	—	—	—	17,950	—	—	—	17,950
Shares repurchased related to employee stock-based compensation plans	—	—	(1,763,092)	(1,763,092)	—	—	—	—	—	(11,191)	(11,191)
Balance at September 30, 2016	7,300,000	434,405,008	(6,137,282)	428,267,726	$565,000	$86,881	$1,157,248	$(27,813)	$530,594	$(52,414)	$2,259,496

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	241,931	—	241,931
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,254	—	—	4,254
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	246,185
Cumulative effect of the new stock compensation standard	—	—	—	—	—	—	429	—	(264)	—	165
Cash dividends:
Preferred Stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(3,961)	—	(3,961)
Preferred Stock, series B ($2.15 per share)	—	—	—	—	—	—	—	—	(8,616)	—	(8,616)
Redemption of Series A Preferred Stock	(3,300,000)	—	—	—	(165,000)	—	—	—	—	—	(165,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	5,652,886		5,652,886	—	1,131	15,336	—	—	—	16,467
Stock-based compensation expense	—	—	—	—	—	—	21,773	—	—	—	21,773
Shares repurchased related to employee stock-based compensation plans	—	—	(2,666,781)	(2,666,781)	—	—	—	—	—	(32,231)	(32,231)
Balance at September 30, 2017	4,000,000	442,285,365	(10,395,701)	431,889,664	$400,000	$88,458	$1,213,198	$(4,417)	$824,316	$(99,715)	$2,421,840

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$241,931	$180,085
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	130,441	116,179
Income tax expense	136,341	118,530
Amortization of brokered deposit placement fee	6,831	7,766
Amortization of ABCP Facility upfront fee	995	866
Amortization of deferred loan origination costs and fees, net	6,122	4,304
Net amortization of discount on investments	1,504	1,387
Loss (income) on tax indemnification receivable	311	(14,386)
Depreciation of premises and equipment	8,194	6,896
Amortization of acquired intangibles	351	747
Stock-based compensation expense	21,773	17,950
Unrealized losses (gains) on derivatives and hedging activities, net	6,931	(1,881)
Other adjustments to net income, net	4,601	2,540
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(506,451)	(430,441)
Decrease in restricted cash and investments, net	5,701	1,564
Decrease in other interest-earning assets	17,811	7,562
Decrease in tax indemnification receivable	44,725	44,725
Increase in other assets	(53,276)	(22,879)
Decrease in income taxes payable, net	(217,235)	(201,338)
Increase in accrued interest payable	15,240	10,202
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(305)	658
Increase in other liabilities	6,143	7,131
Total adjustments	(363,252)	(321,918)
Total net cash used in operating activities	(121,321)	(141,833)
Investing activities
Loans acquired and originated	(4,314,711)	(4,072,631)
Net proceeds from sales of loans held for investment	5,497	7,912
Proceeds from claim payments	34,759	49,742
Net decrease in loans held for investment	1,488,087	953,715
Increase in restricted cash and investments - variable interest entities	(18,608)	(11,840)
Purchases of available-for-sale securities	(55,569)	(40,767)
Proceeds from sales and maturities of available-for-sale securities	29,452	26,318
Total net cash used in investing activities	(2,831,093)	(3,087,551)
Financing activities
Brokered deposit placement fee	(9,668)	(3,953)
Net increase in certificates of deposit	1,087,486	481,623
Net increase in other deposits	516,343	961,123
Issuance costs for collateralized borrowings	—	(1,351)
Borrowings collateralized by loans in securitization trusts - issued	767,245	1,104,551
Borrowings collateralized by loans in securitization trusts - repaid	(397,106)	(106,567)
Issuance costs for unsecured debt offering	(1,057)	—
Unsecured debt issued	197,000	—
Borrowings under ABCP Facility	300,000	376,325
Repayment of borrowings under ABCP Facility	—	(526,500)

Fees paid on ABCP Facility	(1,281)	(1,450)
Redemption of Preferred Stock Series A	(165,000)	—
Preferred stock dividends paid	(12,577)	(15,698)
Net cash provided by financing activities	2,281,385	2,268,103
Net decrease in cash and cash equivalents	(671,029)	(961,281)
Cash and cash equivalents at beginning of period	1,918,793	2,416,219
Cash and cash equivalents at end of period	$1,247,764	$1,454,938
Cash disbursements made for:
Interest	$191,488	$119,812
Income taxes paid	$216,321	$201,218
Income taxes refunded	$(986)	$(86)
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
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
Troubled Debt Restructurings (“TDRs”)
For our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
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

A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of September 30, 2017 and December 31, 2016, approximately 69 percent of TDRs were classified as such due to their forbearance status.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 6, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily payments historically treated as the posting of collateral (variation margin payments) being considered as the legal settlement of the outstanding exposure of the derivative. While the CME rule, which became effective in January 2017, is mandatory, the LCH allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of September 30, 2017, $5.1 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 85.8 percent and 11.9 percent, respectively, of our total notional derivative contracts of $5.9 billion at September 30, 2017.
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
Each derivative is designated to a specific (or pool of) liability(ies) on the consolidated balance sheets, and is designated as either a “fair value” hedge or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to the changes in fair value of a fixed-rate liability. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are recorded at fair value with any difference reflecting ineffectiveness recorded immediately in the consolidated statements of income. Cash flow hedges are designed to hedge our exposure to variability in cash flows related to variable-rate deposits. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, using regression testing. For hedges of a pool of liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in fair value of the derivative with no offsetting amount from the hedged item since the last time it was effective. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively and begin amortization of any basis adjustments that exist related to the hedged item.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant. On January 1, 2017, we adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new guidance requires that we record all excess tax benefits/deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statements of income, under a modified retrospective basis. In the nine months ended September 30, 2017, we recorded a $7.3 million benefit in income tax expense because of this new standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.
Recently Issued but Not Yet Adopted Accounting Pronouncements
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The effective date for the standard is January 1, 2019, with early adoption permitted. We are currently evaluating if we will adopt this standard prior to its final effective date, and we currently do not expect the adoption to materially affect our consolidated financial statements.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of September 30, 2017 and December 31, 2016, 78.2 percent and 81.4 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also provide total cost incentives for customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	September 30,	December 31,
	2017	2016
Private Education Loans	$17,132,907	$14,251,675
Deferred origination costs	53,501	44,206
Allowance for loan losses	(227,167)	(182,472)
Total Private Education Loans, net	16,959,241	14,113,409

FFELP Loans	949,180	1,010,908
Unamortized acquisition costs, net	2,696	2,941
Allowance for loan losses	(1,352)	(2,171)
Total FFELP Loans, net	950,524	1,011,678

Personal Loans	132,100	12,893
Allowance for loan losses	(1,400)	(58)
Total Personal Loans, net	130,700	12,835

Loans held for investment, net	$18,040,465	$15,137,922

The estimated weighted average life of education loans in our portfolio was approximately 5.6 years and 6.0 years at September 30, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	September 30,
	2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$16,228,751	8.50%	$12,881,890	8.00%
FFELP Loans	960,185	4.02	1,049,803	3.52
Personal Loans	86,441	9.66	—	—
Total portfolio	$17,275,377		$13,931,693

	Nine Months Ended
	September 30,
	2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$15,791,557	8.37%	$12,307,932	8.00%
FFELP Loans	981,106	3.86	1,076,394	3.48
Personal Loans	61,263	9.44	—	—
Total portfolio	$16,833,926		$13,384,326

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,606	$205,024	$818	$207,448
Total provision	(73)	53,120	800	53,847
Net charge-offs:
Charge-offs	(181)	(34,280)	(220)	(34,681)
Recoveries	—	4,560	2	4,562
Net charge-offs	(181)	(29,720)	(218)	(30,119)
Loan sales(1)	—	(1,257)	—	(1,257)
Ending Balance	$1,352	$227,167	$1,400	$229,919
Allowance:
Ending balance: individually evaluated for impairment	$—	$100,999	$—	$100,999
Ending balance: collectively evaluated for impairment	$1,352	$126,168	$1,400	$128,920
Loans:
Ending balance: individually evaluated for impairment	$—	$942,561	$—	$942,561
Ending balance: collectively evaluated for impairment	$949,180	$16,190,346	$132,100	$17,271,626
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.10%	1.08%	0.96%
Allowance as a percentage of the ending total loan balance	0.14%	1.33%	1.06%
Allowance as a percentage of the ending loans in repayment(2)	0.20%	1.99%	1.06%
Allowance coverage of net charge-offs (annualized)	1.87	1.91	1.60
Ending total loans, gross	$949,180	$17,132,907	$132,100
Average loans in repayment(2)	$734,613	$10,971,028	$90,850
Ending loans in repayment(2)	$690,849	$11,406,581	$132,100
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$2,171	$182,472	$58	$184,701
Total provision	(161)	129,105	1,580	130,524
Net charge-offs:
Charge-offs	(658)	(93,235)	(240)	(94,133)
Recoveries	—	12,216	2	12,218
Net charge-offs	(658)	(81,019)	(238)	(81,915)
Loan sales(1)	—	(3,391)	—	(3,391)
Ending Balance	$1,352	$227,167	$1,400	$229,919
Allowance:
Ending balance: individually evaluated for impairment	$—	$100,999	$—	$100,999
Ending balance: collectively evaluated for impairment	$1,352	$126,168	$1,400	$128,920
Loans:
Ending balance: individually evaluated for impairment	$—	$942,561	$—	$942,561
Ending balance: collectively evaluated for impairment	$949,180	$16,190,346	$132,100	$17,271,626
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.12%	1.02%	0.51%
Allowance as a percentage of the ending total loan balance	0.14%	1.33%	1.06%
Allowance as a percentage of the ending loans in repayment(2)	0.20%	1.99%	1.06%
Allowance coverage of net charge-offs (annualized)	1.54	2.10	4.41
Ending total loans, gross	$949,180	$17,132,907	$132,100
Average loans in repayment(2)	$752,990	$10,589,725	$62,747
Ending loans in repayment(2)	$690,849	$11,406,581	$132,100
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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of September 30, 2017 and December 31, 2016, approximately 69 percent of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2016 Form 10-K.
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
At September 30, 2017 and December 31, 2016, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2017
TDR Loans	$957,605	$942,561	$100,999

December 31, 2016
TDR Loans	$620,991	$612,606	$86,930

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$877,011	$16,517	$454,395	$8,116

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$772,362	$43,084	$373,747	$20,396

The following table provides information regarding the loan status and aging of TDR loans.

	September 30,		December 31,
	2017		2016
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$49,287		$24,185
TDR loans in forbearance(2)	118,034		71,851
TDR loans in repayment(3) and percentage of each status:
Loans current	692,282	89.3%	462,187	89.5%
Loans delinquent 31-60 days(4)	43,362	5.6	28,452	5.5
Loans delinquent 61-90 days(4)	25,268	3.3	17,326	3.4
Loans delinquent greater than 90 days(4)	14,328	1.8	8,605	1.6
Total TDR loans in repayment	775,240	100.0%	516,570	100.0%
Total TDR loans, gross	$942,561		$612,606
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

The following table provides the amount of modified loans (which include forbearance and reductions in interest rates) that became TDRs in the periods presented. Additionally, for the periods presented, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the relevant period presented and within 12 months of the loan first being designated as a TDR. We define payment default as more than 60 days past due for this disclosure.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$168,645	$12,227	$28,275	$116,419	$5,925	$23,326

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$415,341	$34,965	$77,248	$270,266	$16,357	$70,401
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	September 30, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$15,395,579	90%	$12,816,512	90%
Without cosigner	1,737,328	10	1,435,163	10
Total	$17,132,907	100%	$14,251,675	100%

FICO at Original Approval(2):
Less than 670	$1,119,376	6%	$920,132	6%
670-699	2,532,389	15	2,092,722	15
700-749	5,605,519	33	4,639,958	33
Greater than or equal to 750	7,875,623	46	6,598,863	46
Total	$17,132,907	100%	$14,251,675	100%

Seasoning(3):
1-12 payments	$4,758,249	28%	$3,737,110	26%
13-24 payments	3,017,316	18	2,841,107	20
25-36 payments	2,033,608	12	1,839,764	13
37-48 payments	1,105,979	6	917,633	7
More than 48 payments	865,084	5	726,106	5
Not yet in repayment	5,352,671	31	4,189,955	29
Total	$17,132,907	100%	$14,251,675	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	September 30, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$10,910	8%	$1,189	9%
670-699	38,330	29	3,139	24
700-749	60,601	46	5,678	44
Greater than or equal to 750	22,259	17	2,888	23
Total	$132,100	100%	$12,894	100%

Seasoning(2):
0-12 payments	$132,100	100%	$12,894	100%
13-24 payments	—	—	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$132,100	100%	$12,894	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	September 30,		December 31,
	2017		2016
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,352,671		$4,189,955
Loans in forbearance(2)	373,655		351,962
Loans in repayment and percentage of each status:
Loans current	11,115,697	97.4%	9,509,394	97.9%
Loans delinquent 31-60 days(3)	175,897	1.6	124,773	1.3
Loans delinquent 61-90 days(3)	82,095	0.7	51,423	0.5
Loans delinquent greater than 90 days(3)	32,892	0.3	24,168	0.3
Total Private Education Loans in repayment	11,406,581	100.0%	9,709,758	100.0%
Total Private Education Loans, gross	17,132,907		14,251,675
Private Education Loans deferred origination costs	53,501		44,206
Total Private Education Loans	17,186,408		14,295,881
Private Education Loans allowance for losses	(227,167)		(182,472)
Private Education Loans, net	$16,959,241		$14,113,409
Percentage of Private Education Loans in repayment		66.6%		68.1%
Delinquencies as a percentage of Private Education Loans in repayment		2.6%		2.1%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.2%		3.5%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2017	$1,008,214	$1,216	$5,556
December 31, 2016	$739,847	$845	$2,898

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
Deposits - interest bearing	$15,033,524	$13,434,990
Deposits - non-interest bearing	528	677
Total deposits	$15,034,052	$13,435,667

Interest bearing deposits as of September 30, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and brokered and retail certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.5 billion of our deposit total as of September 30, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.5 million and $2.6 million in the three months ended September 30, 2017 and 2016, respectively, and placement fee expense of $6.8 million and $7.8 million in the nine months ended September 30, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $4.4 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and fees paid to third-party brokers related to brokered CDs were $9.7 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest bearing deposits at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017		December 31, 2016
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,656,169	1.72%	$7,129,404	1.22%
Savings	824,308	1.09	834,521	0.84
Certificates of deposit	6,553,047	1.83	5,471,065	1.41
Deposits - interest bearing	$15,033,524		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2017 and December 31, 2016, there were $422.4 million and $304.5 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $28.2 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our borrowings at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,337	$196,337	$—	$—	$—
Total unsecured borrowings	—	196,337	196,337	—	—	—
Secured borrowings:
Private Education Loan term securitizations	$—	$2,542,325	$2,542,325	$—	$2,167,979	$2,167,979
ABCP Facility	300,000	—	300,000	—	—	—
Total secured borrowings	300,000	2,542,325	2,842,325	—	2,167,979	2,167,979
Total	$300,000	$2,738,662	$3,038,662	$—	$2,167,979	$2,167,979

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 25, 2016 and February 22, 2017, we amended and extended the maturity of our ABCP Facility. The amended ABCP Facility is a $750 million facility in which we no longer hold a participation interest. As a result, the full $750 million is available for us to draw. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3‑month LIBOR plus 0.90 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 22, 2018. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 22, 2019 (or earlier, if certain material adverse events occur). At September 30, 2017, there were $300 million borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par.

Secured Financings
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At September 30, 2017, $749 million of our Private Education Loans were encumbered as a result of this transaction.

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

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,542,325	$2,542,325	$3,067,431	$57,687	$229,797	$3,354,915
ABCP Facility	300,000	—	300,000	369,780	5,539	25,072	400,391
Total	$300,000	$2,542,325	$2,842,325	$3,437,211	$63,226	$254,869	$3,755,306

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2017. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three or nine months ended September 30, 2017 or in the year ended December 31, 2016.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three or nine months ended September 30, 2017 or in the year ended December 31, 2016.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of September 30, 2017, $5.1 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 85.8 percent and 11.9 percent, respectively, of our total notional derivative contracts of $5.9 billion at September 30, 2017.
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

Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $23.6 million and $44.6 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2017 and December 31, 2016, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2017 and 2016. Please refer to Note 11, “Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities. The net fair value of derivative instruments as of September 30, 2017 was a liability of $8.0 million, compared to the net fair value as of December 31, 2016 liability of $18.1 million. The change in the net fair value reflects a $2.0 million decrease in fair value offset by variation margin amounts of $12.1 million. The net position as of September 30, 2017 was $23.0 million, compared to $30.0 million as of December 31, 2016. The change in the net position reflects a $2.0 million decrease in fair value, $22.6 million decrease in collateral held and pledged (for contracts other than those cleared through the CME), offset by variation margin impacts of $17.6 million.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2017	2016	2017	2016	2017	2016	2017	2016
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$636	$—	$—	$7,808	$—	$—	$636	$7,808
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(7,247)	(14,463)	(1,168)	(10,398)	(221)	(1,076)	(8,636)	(25,937)
Total net derivatives		$(6,611)	$(14,463)	$(1,168)	$(2,590)	$(221)	$(1,076)	$(8,000)	$(18,129)
     ___________

(1)
Except for instruments cleared through the CME, fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position. The net position includes the variation margin as legal settlement of the derivative contract for instruments cleared through the CME.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Gross position(1)	$636	$7,808	$(8,636)	$(25,937)
Impact of master netting agreement	(636)	(7,808)	636	7,808
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(8,000)	(18,129)
Cash collateral (held) pledged(2)	—	—	31,003	48,134
Net position	$—	$—	$23,003	$30,005
__________

(1)	Except for instruments cleared with the CME, gross position amounts are exclusive of accrued interest and collateral held and pledged.

(2)	Cash collateral (held) pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Notional Values

Interest rate swaps	$1,440,220	$1,054,688	$3,480,365	$3,628,062	$966,542	$494,638	$5,887,127	$5,177,388

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$2,748	$3,199	$(5,130)	$2,000
Realized gains (losses) recorded in interest expense	154	6,944	7,582	21,593
Total	$2,902	$10,143	$2,452	$23,593

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings(1)	$(1,025)	$(843)	$(1,172)	$(1,524)
Realized losses recorded in interest expense	(2,689)	(4,381)	(8,697)	(13,588)
Total	$(3,714)	$(5,224)	$(9,869)	$(15,112)

Trading
Interest rate swaps:
Interest reclassification	$185	$537	$165	$1,897
Realized gains (losses) recorded in earnings	(247)	(1,525)	(1,189)	783
Total(1)	(62)	(988)	(1,024)	2,680
Total	$(874)	$3,931	$(8,441)	$11,161

________

(1)	Amounts included in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Amount of gain (loss) recognized in other comprehensive income (loss)	$2,125	$4,943	$(1,133)	$(37,370)
Less: amount of gain (loss) reclassified in interest expense(1)	(2,689)	(4,381)	(8,697)	(13,588)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax benefit (expense)	$4,814	$9,324	$7,564	$(23,782)
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
As of September 30, 2017, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME. Cash collateral held related to derivative exposure between us and our derivatives counterparties was $0.3 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $31.3 million and $49.1 million at September 30, 2017 and December 31, 2016, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

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

Common Stock
The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2017	2016	2017	2016
Shares repurchased related to employee stock-based compensation plans(1)(2)	81,817	371,165	2,666,781	1,763,092
Average purchase price per share	$10.93	$7.22	$12.09	$6.35
Common shares issued(3)	423,112	561,100	5,652,886	3,727,574

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 29, 2017 was $11.47.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$76,371	$56,965	$241,931	$180,085
Preferred stock dividends	3,028	5,316	12,577	15,698
Net income attributable to SLM Corporation common stock	$73,343	$51,649	$229,354	$164,387
Denominator:
Weighted average shares used to compute basic EPS	431,718	428,077	430,958	427,711
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	6,701	5,446	7,464	4,368
Weighted average shares used to compute diluted EPS	438,419	433,523	438,422	432,079

Basic earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.53	$0.38

Diluted earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.52	$0.38

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2017 and 2016, securities covering approximately 0 and 1 million shares, respectively, and for the nine months ended September 30, 2017 and 2016, securities covering approximately 0 and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2017, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$232,549	$—	$232,549	$—	$208,603	$—	$208,603
Derivative instruments	—	636	—	636	—	7,808	—	7,808
Total	$—	$233,185	$—	$233,185	$—	$216,411	$—	$216,411

Liabilities
Derivative instruments	$—	$(8,636)	$—	$(8,636)	$—	$(25,937)	$—	$(25,937)
Total	$—	$(8,636)	$—	$(8,636)	$—	$(25,937)	$—	$(25,937)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2017			December 31, 2016
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$20,013,518	$18,040,465	$1,973,053	$16,520,786	$15,137,922	$1,382,864
Cash and cash equivalents	1,247,764	1,247,764	—	1,918,793	1,918,793	—
Available-for-sale investments	232,549	232,549	—	208,603	208,603	—
Accrued interest receivable	1,019,735	1,019,735	—	766,106	766,106	—
Tax indemnification receivable	214,496	214,496	—	259,532	259,532	—
Derivative instruments	636	636	—	7,808	7,808	—
Total earning assets	$22,728,698	$20,755,645	$1,973,053	$19,681,628	$18,298,764	$1,382,864
Interest-bearing liabilities
Money-market and savings accounts	$8,480,477	$8,480,477	$—	$7,963,925	$7,963,925	$—
Certificates of deposit	6,569,956	6,553,047	(16,909)	5,510,504	5,471,065	(39,439)
Short-term borrowings	300,000	300,000	—	—	—	—
Long-term borrowings	2,764,427	2,738,662	(25,765)	2,160,105	2,167,979	7,874
Accrued interest payable	36,299	36,299	—	21,058	21,058	—
Derivative instruments	8,636	8,636	—	25,937	25,937	—
Total interest-bearing liabilities	$18,159,795	$18,117,121	$(42,674)	$15,681,529	$15,649,964	$(31,565)

Excess of net asset fair value over carrying value			$1,930,379			$1,351,299

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

Indemnification Obligations

Navient is responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”) occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and Sallie Mae Bank, a Utah industrial bank subsidiary of the Company (the “Bank”), for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice is provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at September 30, 2017 was $73 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of September 30, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $26 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to those uncertain tax positions was $115 million at September 30, 2017.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of September 30, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,285,767	11.8%	$1,255,438	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,285,767	11.8%	$1,545,155	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,517,317	13.0%	$1,931,444	>	10.0%
Tier 1 Capital (to Average Assets)	$2,285,767	11.4%	$1,000,262	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and nine months ended September 30, 2017 and September 30, 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2017, we had $1.9 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At September 30, 2017, we had a $1.6 million reserve recorded in “Other Liabilities” to cover expected losses that we conclude are probable to occur during the one year loss emergence period on these unfunded commitments.
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
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time (collectively, the “Multi-State Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. As with the Illinois lawsuit described below, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
With regard to the CFPB Investigation, we note that on January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc. and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Commitments, Contingencies and Guarantees (Continued)

a party to, the lawsuit and are not alleged to have engaged in any wrongdoing. The CFPB’s complaint asserts Navient’s assumption of these liabilities pursuant to the Separation and Distribution Agreement.
On January 18, 2017, the Illinois Attorney General filed a separate lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. Following argument on the Bank’s motion on July 18, 2017, the Illinois court took the Bank’s motion under advisement. As of the date of this report, the court has not ruled on the Bank’s motion. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
To date, two other state attorneys general (Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct in the complaints.
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

The following information is current as of October 18, 2017 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017) (the “2016 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2016 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our 2016 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings; failures or breaches of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we make; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

We report financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - ‘Core Earnings’ ” in this Form 10-Q for the quarter ended September 30, 2017 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2017	2016	2017	2016

Net income attributable to SLM Corporation common stock	$73,343	$51,649	$229,354	$164,387
Diluted earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.52	$0.38
Weighted average shares used to compute diluted earnings per share	438,419	433,523	438,422	432,079
Return on assets	1.5%	1.4%	1.7%	1.5%
Non-GAAP operating efficiency ratio - old method(1)	40.3%	40.6%	39.4%	40.8%
Non-GAAP operating efficiency ratio - new method(1)	40.6%	40.7%	39.0%	40.9%

Other Operating Statistics
Ending Private Education Loans, net	$16,959,241	$13,725,959	$16,959,241	$13,725,959
Ending FFELP Loans, net	950,524	1,034,545	950,524	1,034,545
Ending total education loans, net	$17,909,765	$14,760,504	$17,909,765	$14,760,504

Average education loans	$17,188,936	$13,931,693	$16,772,663	$13,384,326

(1) In the first-quarter 2017, we changed the way we calculate and report our non-GAAP operating efficiency ratio. Please refer to “- Overview - Key Financial Measures - Operating Expenses” in this Form 10-Q for further details.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2017.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As described below, we have recently updated the method of computing of our non-GAAP operating efficiency ratio.

Operating Expenses
The cost of operating our business directly affects our profitability. Our operating expenses include those that are directly attributable to running our business, as well as the costs of building out our servicing and origination platforms and strengthening the Company as a stand-alone entity. We will continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio.
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
2017 Management Objectives
For 2017, we have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) manage operating expenses while improving efficiency; (4) enhance our customers’ experience by further improving the delivery of our products and services; (5) sustain the consumer protection improvements we have made since the Spin-Off and maintain our strong governance, risk oversight and compliance infrastructure; (6) continue our disciplined expansion of new products to increase the level of engagement we have with our existing customers and attract new customers; and (7) continue to promote a culture centered on our core values (collaboration, mutual respect, honesty, integrity, performance, and accountability), sustained through ongoing employee engagement, recognition, and development and aligned with our mission and business plan for growth. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We continue to pursue managed growth in our Private Education Loan portfolio in 2017 by leveraging our Sallie Mae brand, our relationship with more than two thousand colleges and universities, and our direct consumer marketing efforts. To help facilitate the expected increase in our Private Education Loan originations, we are diversifying the mix of our funding sources in 2017. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were 3 percent higher in the first nine months of 2017 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the nine months ended September 30, 2017 were 747 and 88.4 percent, compared with 748 and 89.4 percent in the nine months ended September 30, 2016, respectively. The growth rate in originations in the first nine months of 2017 was lower than expected and, as a result, we expect total originations of our Private Education Loans to be approximately $4.8 billion in 2017, a 2.9 percent increase from 2016. Based on information currently available to us, we believe these lower than expected originations are likely attributable to moderating enrollment and tuition growth rates, as compared to growth rates of the past decade, as well as increasing family contributions available due to an improving economy and rising asset valuations.

Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet has grown in 2017, these ratios have declined but remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of September 30, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.8 percent, a Tier 1 risk-based capital ratio of 11.8 percent, a Total risk-based capital ratio of 13.0 percent and a Tier 1 leverage ratio of 11.4 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount. We do not plan to pay a common stock dividend or repurchase shares in 2017 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
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
 The operating efficiency ratio was 40.6 percent for the three months ended September 30, 2017, compared with 40.7 percent for the three months ended September 30, 2016. The operating efficiency ratio was 39.0 percent for the nine months ended September 30, 2017, compared with 40.9 percent for the nine months ended September 30, 2016. The operating efficiency ratio for the three months ended September 30, 2016 was favorably affected by a $9 million increase in other income due to an increase in the tax indemnification receivable related to uncertain tax positions. The operating efficiency ratio for the nine months ended September 30, 2016 was also favorably affected by the increase in the tax indemnification receivable described above, as well as a $10 million, one-time gain from the change in reserve estimates for our Upromise rewards program. Excluding these items, the operating efficiency ratio for the three and nine month periods ended September 30, 2016 would have been 42.2 percent and 42.0 percent, respectively. The improvement in the non-GAAP operating efficiency ratio in the three and nine month periods ended September 30, 2017 compared with the three and nine month periods ended September 30, 2016, respectively, was primarily due to the growth rate in net interest income exceeding the growth rate in our operating expense base for each period.
We expect this ratio to decline steadily over the next several years as the number of loans on which we earn net interest income grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

Enhance Customers’ Experience By Further Improving Delivery of Products and Services
We have made significant improvements in our customers’ experience over the last two years, and we will continue to implement strategies and tactics to fulfill our brand and customer experience visions. In 2017, we enhanced customer communications that include an annual summary during in-school periods, enhanced entering into repayment communication designed to help borrowers transition into their repayment period successfully, and simplified billing statements. We also launched new auto debit functionality online to allow customers to enroll with a designated amount greater than their minimum due so they can pay down loans faster. Additionally, we have provided targeted customer service training to further improve our interactions with our customers. We will continue to focus on initiatives that will further simplify the application, fulfillment and servicing experience for our customers, including:

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
In March 2017, through an affiliation with another lender, we launched a credit card program for young professionals. We do not expect this product to have a material impact on 2017 earnings. We are also continuing to develop our infrastructure in 2017 so that in early 2018 we have the capability to originate and service unsecured personal loans to be used for non-educational purposes. In the nine months ended September 30, 2017, we purchased $135 million in Personal Loans. We will also continue to explore other product opportunities in 2017. In this process, we will place a high premium on designing and launching products that meet the needs of our existing customers, attract new customers, and assist both populations in achieving their financial goals. Any 2017 activity will focus on implementation success. We are not forecasting significant contributions to our originations, revenues or net income from any potential new products in 2017.

Continue to Promote a Culture Centered on Our Core Values (Collaboration, Mutual Respect, Honesty, Integrity, Performance, and Accountability), Sustained Through Ongoing Employee Engagement, Recognition, and Development and Aligned with our Mission and Business Plan for Growth
We promote a culture centered on our core values - collaboration, mutual respect, honesty, integrity, performance, and accountability - as we seek to grow our business. When evaluating employee performance, we will review not only what was accomplished by employees, but whether and how they demonstrated our core values in achieving those accomplishments. We will continue to encourage and enable high performance in a variety of ways, including by encouraging employee engagement, and differentiating, recognizing, and rewarding high performing employees. In addition, we plan to invest in our employees by identifying and providing development opportunities that align with our business plan and support succession plans throughout our organization.
Over the course of 2017, to ensure commitment to our culture and core values, we cascaded level-appropriate goals to employees across the Company. As part of our investment in employee development, we finalized our talent development strategy, and established a roadmap to execute on our key talent priorities. We established leadership panels to steer the development of our competency model and provide input into the design of learning programs to support employee development. We also implemented a pilot management training program to provide entry- to mid-level managers with fundamental education, leadership development, and mentorship opportunities. Moreover, we implemented an enhanced talent assessment process to further evaluate performance and potential and effectively align development plans that support succession management.  We also launched a business knowledge series to provide all employees with opportunities to learn about our business, capabilities as a Company, and our future. We engaged employees to promote wellness across the Company and also launched a financial wellness education platform. We continued to recognize employees with superior performance and commitment to the Company’s values through our quarterly Awards of Excellence Program. We also launched our 2017 Employee Engagement Survey to gather employee input on how we are doing relative to promoting our culture.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%	2017	2016	$	%
Interest income:
Loans	$359	$268	$91	34%	$1,021	$765	$256	33%
Investments	2	2	—	—	6	7	(1)	(14)
Cash and cash equivalents	5	2	3	150	10	5	5	100
Total interest income	366	272	94	35	1,037	777	260	33
Total interest expense	84	49	35	71	218	131	87	66
Net interest income	282	223	59	26	819	646	174	27
Less: provisions for credit losses	55	42	13	31	130	116	14	12
Net interest income after provisions for credit losses	227	181	46	25	689	530	160	30
Non-interest income:
Gains (losses) on derivatives and hedging activities, net	2	1	1	100	(7)	3	(10)	(333)
Other income	4	22	(17)	(77)	26	56	(30)	(54)
Total non-interest income	6	23	(16)	(70)	19	59	(40)	(68)
Non-interest expenses:
Total operating expenses	116	100	16	16	330	287	43	15
Acquired intangible asset amortization expense	—	—	—	—	—	1	(1)	(100)
Total non-interest expenses	116	100	16	16	330	288	42	15

Income before income tax expense	117	104	13	13	378	301	77	26
Income tax expense	41	47	(7)	(15)	136	121	15	12
Net income	76	57	20	35	242	180	62	34
Preferred stock dividends	3	5	(2)	(40)	13	16	(3)	(19)
Net income attributable to SLM Corporation common stock	$73	$52	$22	42%	$229	$164	$65	40%

Basic earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.05	42%	$0.53	$0.38	$0.15	39%

Diluted earnings per common share attributable to SLM Corporation	$0.17	$0.12	$0.05	42%	$0.52	$0.38	$0.14	37%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
For the three months ended September 30, 2017, net income was $76 million, or $0.17 diluted earnings per common share, compared with net income of $57 million, or $0.12 diluted earnings per common share for the three months ended September 30, 2016. The year-over-year net income increase was affected by a $59 million increase in net interest income and a $7 million decrease in income tax expense, which was offset by a $13 million increase in provisions for credit losses, a $17 million decrease in other income, and a $16 million increase in total non-interest expenses.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $59 million in the current quarter compared with the year-ago quarter primarily due to a $3.3 billion increase in average Private Education Loans outstanding. Net interest margin increased by 27 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, growth in the higher yielding Personal Loan portfolio, and the benefit from an increase in LIBOR rates which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds. Cost of funds increased due to the increase in LIBOR rates, as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.
•Provisions for credit losses increased $13 million compared with the year-ago quarter. This increase was primarily the result of an additional $2.5 billion of loans being in repayment in the third quarter of 2017 compared with the year-ago quarter, offset by a benefit from a $9 million reduction in our estimate of expected future net credit losses.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $2 million in the third quarter of 2017 compared with a net gain of $1 million in the year-ago quarter.
•Other income decreased $17 million primarily due to a $9 million increase in the tax indemnification receivable related to uncertain tax positions recorded in the third of quarter 2016, a $4 million reduction in the tax indemnification receivable recorded in the third quarter of 2017, and lower fee income related to our Upromise rewards business. Changes in the tax indemnification receivable have an equal and offsetting amount recorded in income tax expense.
•Third-quarter 2017 operating expenses and acquired intangible asset amortization expenses were $116 million, compared with $100 million in the year-ago quarter. The increase in operating expenses was primarily the result of increased technology costs, FDIC assessment fees, and marketing and personnel costs, largely driven by the growth in our Private Education Loan portfolio, which increased 24 percent from the year-ago quarter.
•Income tax expense decreased $7 million compared with the year-ago quarter. The effective tax rate decreased in the third-quarter 2017 to 34.7 percent from 45.5 percent in the year-ago quarter. The change was primarily as a result of a reduction in state taxes and the release of reserves for uncertain tax positions. The rate in the third quarter of 2016 was negatively affected by a $9 million increase in the reserve for indemnified uncertain tax positions. The changes due to indemnified uncertain tax positions had no impact on earnings per share as we recorded a matching offset in other income related to the tax indemnification.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
For the nine months ended September 30, 2017, net income was $242 million, or $0.52 diluted earnings per common share, compared with net income of $180 million, or $0.38 diluted earnings per common share for the nine months ended September 30, 2016. The year-over-year net income increase was affected by a $174 million increase in net interest income, which was offset by a $14 million increase in provisions for credit losses, a $30 million decrease in other income, a $42 million increase in total non-interest expenses, a $15 million increase in income tax expense, and a $10 million reduction in our derivatives and hedging activities.
The primary contributors to each of the identified drivers of changes in net income for the first nine months of 2017 compared with the year-ago period are as follows:
•Net interest income increased by $174 million in the first nine months compared with the year-ago period primarily due to a $3.5 billion increase in average Private Education Loans outstanding. Net interest margin increased by 17 basis points primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, growth in the higher yielding Personal Loan portfolio, and the benefit from increases in LIBOR rates which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds. Cost of funds increased due to the increase in LIBOR rates, as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.
•Provisions for credit losses increased $14 million compared with the year-ago period. This increase was primarily the result of an additional $2.5 billion of loans being in repayment in the first nine months of 2017 compared with the year-ago period, offset by a benefit from a reduction in our estimate of expected future net credit losses.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net loss of $7 million in the first nine months of 2017 compared with a net gain of $3 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment.
•Other income decreased $30 million primarily due to a $10 million change in reserve estimates related to our Upromise rewards business that was recorded in the first quarter of 2016, a $9 million increase in the tax indemnification receivable related to uncertain tax positions recorded in the third quarter of 2016, a $4 million reduction in the tax indemnification receivable recorded in the third quarter of 2017, and lower fee income related to our Upromise rewards business. Changes in the tax indemnification receivable have an equal and offsetting amount recorded in income tax expense.
•Operating expenses and acquired intangible asset amortization expenses in the first nine months of 2017 were $330 million, compared with $288 million in the year-ago period. The increase in operating expenses was primarily the result of increased technology costs, FDIC assessment fees, marketing, servicing, and personnel costs, largely driven by growth in our loan portfolio.
•Income tax expense in the first nine months of 2017 increased $15 million compared with the year-ago period. The effective tax rate decreased in the first nine months of 2017 to 36.0 percent from 40.2 percent in the year-ago period. The change was primarily due to the release of reserves for uncertain tax positions and a $6 million benefit recorded in the first quarter of 2017 related to the new stock compensation accounting standard, which changed the treatment of excess tax benefits/deficiencies related to the settlement of employee stock-based awards. In addition, in the nine months ended September 30, 2016, we recorded an additional $9 million of expense related to uncertain tax positions.
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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “Gains (losses) on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivatives and hedging activities, net.”
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

The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Hedge ineffectiveness gains (losses)	$1,723	$2,356	$(6,302)	$476
Unrealized (losses) gains on instruments not in a hedging relationship	(247)	(1,525)	(1,189)	783
Interest reclassification	185	537	165	1,897
Gains (losses) on derivatives and hedging activities, net	$1,661	$1,368	$(7,326)	$3,156

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$76,371	$56,965	$241,931	$180,085
Preferred stock dividends	3,028	5,316	12,577	15,698
GAAP net income attributable to SLM Corporation common stock	$73,343	$51,649	$229,354	$164,387

Adjustments:
Net impact of derivative accounting(1)	(1,475)	(831)	7,491	(1,259)
Net tax effect(2)	(563)	(320)	2,861	(483)
Total “Core Earnings” adjustments to GAAP	(912)	(511)	4,630	(776)

“Core Earnings” attributable to SLM Corporation common stock	$72,431	$51,138	$233,984	$163,611

GAAP diluted earnings per common share	$0.17	$0.12	$0.52	$0.38
Derivative adjustments, net of tax	—	—	0.01	—
“Core Earnings” diluted earnings per common share	$0.17	$0.12	$0.53	$0.38
______
(1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP (but include current period accruals on the derivative instruments), net of tax. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$16,228,751	8.50%	$12,881,890	8.00%	$15,791,557	8.37%	$12,307,932	8.00%
FFELP Loans	960,185	4.02	1,049,803	3.52	981,106	3.86	1,076,394	3.48
Personal and other loans	86,441	9.66	593	3.43	61,547	9.41	314	4.04
Taxable securities	316,444	2.42	388,886	2.24	330,256	2.54	383,844	2.49
Cash and other short-term investments	1,548,215	1.20	1,599,320	0.50	1,403,702	1.00	1,299,894	0.50
Total interest-earning assets	19,140,036	7.59%	15,920,492	6.81%	18,568,168	7.47%	15,068,378	6.89%

Non-interest-earning assets	1,120,714		800,567		1,028,235		757,336

Total assets	$20,260,750		$16,721,059		$19,596,403		$15,825,714

Average Liabilities and Equity
Brokered deposits	$7,270,750	1.92%	$7,311,591	1.32%	$6,989,486	1.70%	$7,104,453	1.31%
Retail and other deposits	7,054,553	1.49	5,091,021	1.08	6,800,832	1.35	4,805,039	1.05
Other interest-bearing liabilities(1)	2,964,696	2.99	1,602,760	2.78	2,822,009	2.86	1,231,972	2.62
Total interest-bearing liabilities	17,289,999	1.93%	14,005,372	1.40%	16,612,327	1.75%	13,141,464	1.33%

Non-interest-bearing liabilities	597,075		488,198		603,160		510,652
Equity	2,373,676		2,227,489		2,380,916		2,173,598
Total liabilities and equity	$20,260,750		$16,721,059		$19,596,403		$15,825,714

Net interest margin		5.85%		5.58%		5.90%		5.73%

_________________

(1)	Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2017 vs. 2016
Interest income	$93,687	$33,644	$60,043
Interest expense	34,901	21,524	13,377
Net interest income	$58,786	$11,147	$47,639

Nine Months Ended September 30, 2017 vs. 2016
Interest income	$260,574	$69,747	$190,827
Interest expense	86,448	46,935	39,513
Net interest income	$174,126	$20,714	$153,412

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	September 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,641,923	$384	$—	$3,642,307
Grace, repayment and other(2)	13,490,984	948,796	132,100	14,571,880
Total, gross	17,132,907	949,180	132,100	18,214,187
Deferred origination costs and unamortized premium	53,501	2,696	—	56,197
Allowance for loan losses	(227,167)	(1,352)	(1,400)	(229,919)
Total loan portfolio	$16,959,241	$950,524	$130,700	$18,040,465

% of total	94%	5%	1%	100%
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
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017		2016		2017		2016
Private Education Loans	$16,228,751	94%	$12,881,890	92%	$15,791,557	94%	$12,307,932	92%
FFELP Loans	960,185	6	1,049,803	8	981,106	6	1,076,394	8
Personal Loans	86,441	—	—	—	61,263	—	—	—
Total portfolio	$17,275,377	100%	$13,931,693	100%	$16,833,926	100%	$13,384,326	100%

Loan Activity

	Three Months Ended September 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$15,523,338	$968,398	$68,690	$16,560,426
Acquisitions and originations	1,896,620	—	70,748	1,967,368
Capitalized interest and deferred origination cost premium amortization	77,510	8,732	—	86,242
Sales	(2,025)	—	—	(2,025)
Loan consolidations to third parties	(144,028)	(9,526)	—	(153,554)
Repayments and other	(392,174)	(17,080)	(8,738)	(417,992)
Ending balance	$16,959,241	$950,524	$130,700	$18,040,465

	Three Months Ended September 30, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$12,183,293	$1,062,133	$13,245,426
Acquisitions and originations	1,838,076	—	1,838,076
Capitalized interest and deferred origination cost premium amortization	57,315	8,158	65,473
Sales	(2,176)	—	(2,176)
Loan consolidations to third parties	(65,161)	(11,847)	(77,008)
Repayments and other	(285,388)	(23,899)	(309,287)
Ending balance	$13,725,959	$1,034,545	$14,760,504

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations	4,180,209	—	134,502	4,314,711
Capitalized interest and deferred origination cost premium amortization	221,437	25,255	—	246,692
Sales	(5,497)	—	—	(5,497)
Loan consolidations to third parties	(408,198)	(30,164)	—	(438,362)
Repayments and other	(1,142,119)	(56,245)	(16,637)	(1,215,001)
Ending balance	$16,959,241	$950,524	$130,700	$18,040,465

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$11,630,591
Acquisitions and originations	4,072,631	—	4,072,631
Capitalized interest and deferred origination cost premium amortization	158,111	26,873	184,984
Sales	(7,912)	—	(7,912)
Loan consolidations to third parties	(173,142)	(34,896)	(208,038)
Repayments and other	(839,234)	(72,518)	(911,752)
Ending balance	$13,725,959	$1,034,545	$14,760,504

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at September 30, 2017 increased by 48 percent compared with September 30, 2016, and now total 32 percent of our Private Education Loan portfolio.

In the second quarter of 2017, we improved our methodology for identifying “Loan consolidations to third parties” for Private Education Loans. This improvement in methodology resulted in certain loans previously included in “Repayments and other” in the first quarter of 2017, three months ended September 30, 2016 and nine months ended September 30, 2016, being re-classified as “Loan consolidations to third parties.” Therefore, for these periods, we have updated the “Loan consolidations to third parties” and “Repayments and other” line items to reflect this re-allocation. For these periods, the sum of the “Loan consolidations to third parties” and “Repayment and other” line items did not change.

“Loan consolidations to third parties” for the three months ended September 30, 2017 total 2.6 percent of our Private Education Loan portfolio in full principal and interest repayment status at September 30, 2017, or 0.9 percent of our total loan portfolio at September 30, 2017 (which percentages are unchanged from the corresponding percentages for the three months ended June 30, 2017), compared with the year-ago period of 1.8 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 0.5 percent of our total portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

In the second quarter of 2017, we increased our life of loan voluntary constant prepayment rate expectation to 6.0 percent from 5.1 percent, which contributed to a lowering of the weighted average life on our Private Education Loan portfolio from 5.7 years to 5.5 years, as of June 30, 2017, reflecting the increased repayment activity and portfolio seasoning as, increasingly, more significant portions of our Private Education Loan portfolio enter full principal and interest repayment status. The significant portion of our Private Education Loan portfolio that is not yet in full principal and interest repayment status and for which principal payments are not yet required continues generating capitalized interest. There was no change to our life of loan voluntary constant prepayment rate expectation in the third quarter of 2017 and the weighted average life on our Private Education Loan portfolio was 5.6 years as of September 30, 2017.
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended September 30,
(Dollars in thousands)	2017	%	2016	%
Smart Option - interest only(1)	$467,785	25%	$468,237	26%
Smart Option - fixed pay(1)	555,945	29	542,504	30
Smart Option - deferred(1)	827,607	44	795,305	43
Smart Option - principal and interest	3,204	—	4,306	—
Parent Loan	33,724	2	20,968	1
Total Private Education Loan originations	$1,888,265	100%	$1,831,320	100%

Percentage of loans with a cosigner	89%		90%
Average FICO at approval(2)	747		749

	Nine Months Ended September 30,
(Dollars in thousands)	2017	%	2016	%
Smart Option - interest only(1)	$1,057,895	25%	$1,033,009	25%
Smart Option - fixed pay(1)	1,194,522	29	1,225,650	30
Smart Option - deferred(1)	1,841,865	44	1,770,804	44
Smart Option - principal and interest	6,901	—	6,634	—
Parent Loan	65,073	2	22,478	1
Total Private Education Loan originations	$4,166,256	100%	$4,058,575	100%

Percentage of loans with a cosigner	88%		89%
Average FICO at approval(2)	747		748
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$205,024	$1,606	$206,630	$142,628	$2,297	$144,925
Less:
Charge-offs	(34,280)	(181)	(34,461)	(22,072)	(356)	(22,428)
Loan sales(1)	(1,257)	—	(1,257)	(1,401)	—	(1,401)
Plus:
Recoveries	4,560	—	4,560	2,973	—	2,973
Provision for loan losses	53,120	(73)	53,047	40,502	268	40,770
Ending balance	$227,167	$1,352	$228,519	$162,630	$2,209	$164,839

Troubled debt restructurings(2)	$942,561	$—	$942,561	$503,632	$—	$503,632

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$184,643	$108,816	$3,691	$112,507
Less:
Charge-offs	(93,235)	(658)	(93,893)	(64,979)	(1,086)	(66,065)
Loan sales(1)	(3,391)	—	(3,391)	(5,008)	—	(5,008)
Plus:
Recoveries	12,216	—	12,216	7,098	—	7,098
Provision for loan losses	129,105	(161)	128,944	116,703	(396)	116,307
Ending balance	$227,167	$1,352	$228,519	$162,630	$2,209	$164,839

Troubled debt restructurings(2)	$942,561	$—	$942,561	$503,632	$—	$503,632
_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2017, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 32 percent of our total Private Education Loan portfolio at September 30, 2017 compared with 27 percent at September 30, 2016.
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

	Private Education Loans
	September 30,
	2017		2016
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,352,671		$4,662,941
Loans in forbearance(2)	373,655		279,509
Loans in repayment and percentage of each status:
Loans current	11,115,697	97.4%	8,724,365	98.0%
Loans delinquent 31-60 days(3)	175,897	1.6	108,591	1.2
Loans delinquent 61-90 days(3)	82,095	0.7	51,029	0.6
Loans delinquent greater than 90 days(3)	32,892	0.3	21,827	0.2
Total Private Education Loans in repayment	11,406,581	100.0%	8,905,812	100.0%
Total Private Education Loans, gross	17,132,907		13,848,262
Private Education Loan deferred origination costs	53,501		40,327
Total Private Education Loans	17,186,408		13,888,589
Private Education Loan allowance for losses	(227,167)		(162,630)
Total Private Education Loans, net	$16,959,241		$13,725,959

Percentage of Private Education Loans in repayment		66.6%		64.3%

Delinquencies as a percentage of Private Education Loans in repayment		2.6%		2.0%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.2%		3.0%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance at beginning of period	$205,024	$142,628	$182,472	$108,816
Provision for Private Education Loan losses	53,120	40,502	129,105	116,703
Net charge-offs:
Charge-offs	(34,280)	(22,072)	(93,235)	(64,979)
Recoveries	4,560	2,973	12,216	7,098
Net charge-offs	(29,720)	(19,099)	(81,019)	(57,881)
Loan sales(1)	(1,257)	(1,401)	(3,391)	(5,008)
Allowance at end of period	$227,167	$162,630	$227,167	$162,630

Allowance as a percentage of ending total loans	1.33%	1.17%	1.33%	1.17%
Allowance as a percentage of ending loans in repayment(2)	1.99%	1.83%	1.99%	1.83%
Allowance coverage of net charge-offs (annualized)	1.91	2.13	2.10	2.11
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.08%	0.91%	1.02%	0.97%
Delinquencies as a percentage of ending loans in repayment(2)	2.55%	2.04%	2.55%	2.04%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.17%	3.04%	3.17%	3.04%
Ending total loans, gross	$17,132,907	$13,848,262	$17,132,907	$13,848,262
Average loans in repayment(2)	$10,971,028	$8,420,625	$10,589,725	$7,952,469
Ending loans in repayment(2)	$11,406,581	$8,905,812	$11,406,581	$8,905,812
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at September 30, 2017 compared with September 30, 2016 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2017, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.4 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 76 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,353	$5,353
Loans in forbearance	218	65	45	25	21	—	374
Loans in repayment - current	4,395	2,893	1,948	1,058	822	—	11,116
Loans in repayment - delinquent 31-60 days	87	37	25	13	14	—	176
Loans in repayment - delinquent 61-90 days	43	16	11	7	5	—	82
Loans in repayment - delinquent greater than 90 days	15	6	5	3	3	—	32
Total	$4,758	$3,017	$2,034	$1,106	$865	$5,353	17,133
Unamortized discount							53
Allowance for loan losses							(227)
Total Private Education Loans, net							$16,959

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.85%	0.55%	0.38%	0.21%	0.18%	—%	3.17%

(Dollars in millions) September 30, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,663	$4,663
Loans in forbearance	172	46	31	17	14	—	280
Loans in repayment - current	4,040	2,314	1,303	601	466	—	8,724
Loans in repayment - delinquent 31-60 days	56	23	15	8	7	—	109
Loans in repayment - delinquent 61-90 days	28	10	6	2	4	—	50
Loans in repayment - delinquent greater than 90 days	11	5	3	2	1	—	22
Total	$4,307	$2,398	$1,358	$630	$492	$4,663	13,848
Unamortized discount							41
Allowance for loan losses							(163)
Total Private Education Loans, net							$13,726

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.87%	0.50%	0.34%	0.18%	0.15%	—%	3.04%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by product type at September 30, 2017 and December 31, 2016.

	September 30, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$196,563	$85,655	$11,109,644	$14,719	$11,406,581
$ in total	$355,389	$86,809	$16,675,410	$15,299	$17,132,907

	December 31, 2016
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$164,725	$29,212	$9,501,040	$14,781	$9,709,758
$ in total	$334,512	$29,430	$13,872,378	$15,355	$14,251,675
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2017	$1,008,214	$1,216	$5,556
December 31, 2016	$739,847	$845	$2,898
September 30, 2016	$773,967	$803	$3,562

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2017	December 31, 2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$27,119	$18,133
Sallie Mae Bank(1)	1,220,645	1,900,660
Available-for-sale investments	232,549	208,603
Total unrestricted cash and liquid investments	$1,480,313	$2,127,396
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$27,625	$22,233	$26,138	$19,242
Sallie Mae Bank(1)	1,418,109	1,538,485	1,265,542	1,247,498
Available-for-sale investments	234,169	209,496	222,459	203,986
Total unrestricted cash and liquid investments	$1,679,903	$1,770,214	$1,514,139	$1,470,726
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Deposits - interest bearing	$15,033,524	$13,434,990
Deposits - non-interest bearing	528	677
Total deposits	$15,034,052	$13,435,667

Our total deposits of $15.0 billion were comprised of $7.7 billion in brokered deposits and $7.3 billion in retail and other deposits at September 30, 2017, compared to total deposits of $13.4 billion, which were comprised of $7.1 billion in brokered deposits and $6.3 billion in retail and other deposits, at December 31, 2016.
Interest bearing deposits as of September 30, 2017 and December 31, 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity MMDAs and brokered and retail CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.5 billion of our deposit total as of September 30, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.5 million and $2.6 million in the three months ended September 30, 2017 and 2016, respectively, and placement fee expense of $6.8 million and $7.8 million in the nine months ended September 30, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $4.4 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and fees paid to third-party brokers related to brokered CDs were $9.7 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest bearing deposits at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,656,169	1.72%	$7,129,404	1.22%
Savings	824,308	1.09	834,521	0.84
Certificates of deposit	6,553,047	1.83	5,471,065	1.41
Deposits - interest bearing	$15,033,524		$13,434,990
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

The increase in rates paid on our interest bearing deposits was generally the result of increases in short-term market interest rates since December 31, 2016.

As of September 30, 2017 and December 31, 2016, there were $422.4 million and $304.5 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $28.2 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of September 30, 2017, $5.1 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 85.8 percent and 11.9 percent, respectively, of our total notional derivative contracts of $5.9 billion at September 30, 2017.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $23.6 million and $44.6 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of September 30, 2017, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review, and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of September 30, 2017.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$23,606
Exposure to counterparties with credit ratings, net of collateral	$9,785
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	6.11%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	2.16%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2017
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,285,767	11.8%	$1,255,438	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,285,767	11.8%	$1,545,155	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,517,317	13.0%	$1,931,444	>	10.0%
Tier 1 Capital (to Average Assets)	$2,285,767	11.4%	$1,000,262	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC-administered Deposit Insurance Fund. The Bank is required by its regulators, the Utah Department of Financial Institutions and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We currently believe that current and projected capital levels are appropriate for 2017. As our balance sheet continues to grow in 2017, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld as a result of award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of September 30, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.8 percent, a Tier 1 risk-based capital ratio of 11.8 percent, a Total risk-based capital ratio of 13.0 percent and a Tier 1 leverage ratio of 11.4 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the nine months ended September 30, 2017 and September 30, 2016. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,337	$196,337	$—	$—	$—
Total unsecured borrowings	—	196,337	196,337	—	—	—
Secured borrowings:
Private Education Loan term securitizations	$—	$2,542,325	$2,542,325	$—	$2,167,979	$2,167,979
ABCP Facility	300,000	—	300,000	—	—	—
Total secured borrowings	300,000	2,542,325	2,842,325	—	2,167,979	2,167,979
Total	$300,000	$2,738,662	$3,038,662	$—	$2,167,979	$2,167,979

On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We used the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2017. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three or nine months ended September 30, 2017 or in the year ended December 31, 2016.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2017 and December 31, 2016, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three or nine months ended September 30, 2017 or in the year ended December 31, 2016.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2017, we had $1.9 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At September 30, 2017, we had a $1.6 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the third quarter of 2017. However, related to derivative accounting, in the first quarter of 2017 we changed the accounting treatment of variation margin payments as a result of changes to the rules of certain of our central clearing parties, as described below.
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
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of September 30, 2017, $5.1 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 85.8 percent and 11.9 percent, respectively, of our total notional derivative contracts of $5.9 billion at September 30, 2017.
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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2017 and 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With recent increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. As the results of this interest rate scenario project a more negative impact to both earnings and to the economic value of equity than the upward shock of 100 basis points, the results of the downward rate shock of 100 basis points have been reflected in the table below. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed slightly from the prior year’s results.

	September 30,
	2017			2016
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+9.3%	+3.0%	-2.9%	+7.2%	+2.3%
EAR - Ramp	+5.8%	+2.6%	-2.0%	+5.0%	+1.6%
EVE	+2.3%	+0.5%	-0.3%	-1.0%	-0.6%

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

As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. Asset securitization and fixed-rate CDs provide intermediate to long-term fixed-rate funding for some of these assets. Additionally, a portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the Company to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration, which does not impact the results for the third quarter, is the implementation of a loan cap of 25 percent on variable rate loans originated on and after September 25, 2016. As of September 30, 2017, there were $3.3 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$142.7	$—	$142.7
Prime	monthly	5.2	—	5.2
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,394.0	7,972.1	5,421.9
1-month LIBOR	daily	806.5	—	806.5
Non-Discrete reset(2)	daily/weekly	1,314.4	3,186.9	(1,872.5)
Fixed Rate(3)		5,347.7	9,452.3	(4,104.6)
Total		$21,010.5	$21,010.5	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate and Non-Discrete categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the minor funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.0 billion of equity, $0.5 billion of non-interest bearing liabilities and $0.7 billion of shorter-term fixed rate CDs whose maturities will coincide with anticipated replacements by long-term funding in the second quarter of 2018, facilitating efficient liquidity and market risk management.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2017.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.55
Personal loans	1.44
Cash and investments	0.96
Total earning assets	5.16

Deposits
Short-term deposits	0.06
Long-term deposits	2.40
Total deposits	0.60

Borrowings
Short-term borrowings(1)	1.29
Long-term borrowings	4.17
Total borrowings	3.89

____

(1)	Weighted average life of short-term borrowings assumes full contractual term for repayment through February 22, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2014, the Bank received a CID from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time (collectively, the “Multi-State Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. As with the Illinois lawsuit described below, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
With regard to the CFPB Investigation, we note that on January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc. and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing. The CFPB’s complaint asserts Navient’s assumption of these liabilities pursuant to the Separation and Distribution Agreement.
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
Pursuant to the terms of the Spin-Off and applicable law, Navient assumed responsibility for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these ordinary course of business proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.
On January 18, 2017, the Illinois Attorney General filed a separate lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. Following argument on the Bank’s motion on July 18, 2017, the Illinois court took the Bank’s motion under advisement. As of the date of this report, the court has not ruled on the Bank’s motion. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
To date, two other state attorneys general (Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct in the complaints.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2016 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2017.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2017	9	$11.21	—	—
August 1 - August 31, 2017	64	$10.92	—	—
September - September 30, 2017	9	$10.73	—	—
Total third-quarter 2017	82	$10.93	—
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
The closing price of our common stock on the Nasdaq Global Select Market on September 29, 2017 was $11.47.

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
Date: October 18, 2017