Form 10-K
period 2017-12-31
SLM CORP
filed 2018-02-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2017
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $4.9 billion (based on closing sale price of $11.50 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2018, there were 433,549,312 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

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

The financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, presents information on our business as configured after the Spin-Off, as hereafter defined. For more information regarding the basis of presentation of these statements, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers of our Code of Business Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Company History
SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for college company. We have made a difference in students’ and families’ lives, helping more than 35 million Americans pay for college. There is no single way to achieve this task, so we provide a range of products to help families, whether college is a long way off or right around the corner. Our employees, products and information all promote responsible financial habits that help our customers make college happen.
Our primary business is to originate and service high quality Private Education Loans we make to students and their families. “Private Education Loans” are education loans for students or their families that are not made, insured or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.
We were formed in 1972 as the Student Loan Marketing Association, a federally-chartered government-sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing a national secondary market and warehousing facilities for loans insured or guaranteed under the previously existing Federal Family Education Loan program (“FFELP Loans”). The GSE’s federal charter prohibited it from originating student loans in the primary market.
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
On March 30, 2010, President Obama signed into law the Federal Direct Student Loan Program (the “DSLP”), effective July 1, 2010. At that time, the federal guaranteed student loan program (under which FFELP Loans were made) was eliminated, although the terms and conditions of existing guaranteed student loans were not altered or affected.
On April 30, 2014, we completed our plan to legally separate (the “Spin-Off”) into two distinct publicly-traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”), which retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by SLM Corporation; and a consumer banking business, named SLM Corporation. We sometimes refer to the SLM Corporation that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713, and our telephone number is (302) 451-0200.

Our Business
Our primary business is to originate and service high quality Private Education Loans. In 2017, we originated $4.8 billion of Private Education Loans, an increase of 3 percent from the year ended December 31, 2016. As of December 31, 2017, we had $17.2 billion of Private Education Loans, net outstanding.
Private Education Loans
The Private Education Loans we make to students and families serve primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans and student and families’ resources. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive. We earn interest income on our Private Education Loan portfolio.
In 2009, we introduced the Smart Option Student Loan, our Private Education Loan product emphasizing in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and during the six-month grace period thereafter, and accounted for approximately 54 percent of the Private Education Loans Sallie Mae Bank originated during 2017. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the six-month grace period after separation from school. Lower interest rates on the Interest Only and Fixed Payment options encourage customers to elect those options. Making payments while in school helps customers reduce their total loan cost compared with the traditional deferred loan, and also helps them become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
We regularly review and update the terms of our Private Education Loan products. Our Private Education Loans include important protections for the family, including loan forgiveness in case of death or permanent disability of the student borrower, a free, quarterly FICO score benefit to students and cosigners, and study services to help students advance their education with a Smart Option Student Loan.
As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2017, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 747 and approximately 88 percent of our loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2017, 2.4 percent of loans in repayment were greater than 30 days delinquent, and loans in forbearance were 3.7 percent of loans in repayment and forbearance. In 2017, net charge-offs as a percentage of average loans in repayment was 1.03 percent.
Sallie Mae Bank
Since 2006, the Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), has originated Private Education Loans and accepted deposits. At December 31, 2017, the Bank had total assets of $21.6 billion, including $17.2 billion of Private Education Loans, net and $0.9 billion of FFELP Loans, net, and total deposits of $16.0 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan originations. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We further diversified our funding base by raising $1.4 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2017, which brought our total ABS funding to $3.1 billion, or 18 percent of our total Private Education Loan portfolio. We plan to continue to do so, market conditions permitting. This helps us better match-fund our assets and reduce our reliance on deposits to fund our growth.
We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold or securitized. When Private Education Loans are sold and servicing is retained, customers benefit from a consistent service experience and point of contact for assistance. In turn, the Bank receives ongoing servicing revenue for those loans in addition to the gain on sale recognized on the sale of those assets. The Bank did not sell loans in 2017 and does not expect to sell loans in 2018.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
Operational Infrastructure
Since the Spin-Off, we have built an entirely new operational infrastructure. In 2014, we launched a stand-alone servicing platform and began servicing and collections of our portfolio of Private Education Loans. Since early 2015, all servicing and collections activities have been conducted in the United States with dedicated representatives assisting customers with various needs, including military personnel who may be eligible for military benefits. In 2015, we also completed the build-out of our new loan originations platform to independently originate Private Education Loans.
In 2016, we transitioned all loan servicing call center functions to our in-house servicing teams in our Newark, Delaware and Indianapolis, Indiana offices.  We also implemented several improvements in our ability to interact with our customers, including:

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
In 2017, we developed infrastructure so that in early 2018 we could have the capability to originate and service unsecured personal loans to be used for non-educational purposes (“Personal Loans”).
Personal Loans
We began purchasing Personal Loans from a marketplace lender in 2016. Purchase volume increased significantly in the fourth quarter of 2017. At December 31, 2017, we owned a high-quality portfolio of Personal Loans that totaled $394 million and had an average FICO score at origination of 716. We are purchasing Personal Loans to deploy excess capital and generate earnings to support our diversification plans.
Upromise by Sallie Mae
Upromise by Sallie Mae is a rewards program helping Americans save for college. The program is free to join, and in 2017, approximately 85,000 consumers enrolled. Members can earn cash back rewards when shopping at participating on-line or brick-and-mortar retailers, booking travel, dining out at participating restaurants, and by using their Upromise MasterCard. Since inception, Upromise members have earned approximately $1 billion through the program, and more than 340,000 members use their Upromise credit card to save.

Our Approach to Advising Students and Families on Paying for College
Our annual research, “How America Pays for College,”1 confirms students and families cover the cost of college using multiple sources. According to this research, roughly 40 percent of families have a plan to pay for college. Sallie Mae offers free online tools, resources and educational content on SallieMae.com to help families build a strategy to save, plan and pay for college. Our College Planning Calculator helps families set college savings goals, project the full cost of a college degree, and estimate future student loan payments and the annual starting salary level needed to keep payments manageable.
To encourage responsible borrowing, Sallie Mae advises students and families to follow a three-step approach to paying for college:
Start with money you won’t have to pay back. Supplement your college savings and income by maximizing scholarships, grants, and work-study.  We provide access to an extensive, free, online scholarship database, which includes information about more than 5 million scholarships with an aggregate value in excess of $24 billion. We distribute this scholarship tool in multiple channels, including through partners, high schools and higher education institutions.
Through the Bank, we offer traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”).
In addition, our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings. Finally, the Upromise by Sallie Mae rewards program helps families jumpstart their save-for-college plans by providing financial rewards on everyday purchases made at participating merchants.
Explore federal student loans. We encourage students to explore federal government loan options by completing the Free Application for Federal Student Aid.
Consider a responsible private student loan. Fill the gap between your available resources and the cost of college.
We offer competitively-priced Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education.

Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan, and the loan’s total cost under the available repayment options. Our Smart Option Student Loan features no origination fees and no prepayment penalties, and also features interest rate reductions for those who enroll in and make monthly payments via auto debit, free access to quarterly FICO credit scores, a choice of repayment options and a choice of either variable or fixed interest rates. In 2017, a newly-originated Smart Option Student Loan included the benefit of free access to tutoring and study services at an online third-party vendor to assist students in advancing their education.
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

____________________
1 Sallie Mae’s How America Pays for College 2017, conducted by Ipsos, www.salliemae.com/howamericapays.

Some customers transitioning from school to the work force may require more time before they are financially capable of making full payments of principal and interest. Sallie Mae created a Graduated Repayment Program (the “GRP”) to assist borrowers with additional payment flexibility, allowing customers to make interest-only payments instead of full principal and interest payments for a period of 12 months if they elect within a specified time frame to participate in the GRP. The time frame for electing to participate in the GRP begins six months before expiration of a borrower’s grace period and extends until 12 months after the expiration of the grace period. The 12-month interest only payments under the GRP begin upon expiration of a borrower’s grace period or election of the GRP, whichever is later.
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, SallieMae.com provides educational content for customers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided to help explain how payments are applied and allocated, and estimate payments and see how the accrued interest on alternative repayment programs could affect the cost of customers’ loans. The site also provides important information on benefits available to service men and women under the Servicemembers Civil Relief Act (the “SCRA”).
After graduation, a customer may apply for the cosigner to be released from the loan. This option is available after 12 principal and interest payments are made and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
If a customer’s account becomes delinquent, we work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner to understand their financial circumstances and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance (which typically is retroactive and granted by our collections department), suited to their individual circumstances and ability to make payments. Our servicing department also grants prospective forbearance in increments of three months at a time, for up to 12 months, if a customer who is current requests it. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance.
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
Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based primarily on three factors: college enrollment levels, the costs of attending college, and the availability of funds from the federal government to pay for a college education. The amounts students and their families can contribute toward college costs and the availability of scholarships and institutional grants are also important. If the cost of education increases at a pace exceeding the sum of family income, savings, federal lending, and scholarships, more students and families can be expected to rely on Private Education Loans. If enrollment levels or college costs decline, or the availability of federal education loans, grants or subsidies and scholarships significantly increases, Private Education Loan demand could decrease.
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Since 2007, we have reduced the number of for-profit institutions included in our lending program. Approximately 9 percent or $427 million of our 2017 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are focused on career training. We expect students who attend and complete programs at for-profit schools to demonstrate the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.

Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank, N.A., Discover Bank, Citizens Financial Group, Inc. and PNC Bank, National Association, as well as a number of smaller specialty finance companies. We compete based on our products, originations capability, and customer service.
Enrollment

We expect modest enrollment growth over the next several years.

•
Enrollments at public and private not-for-profit four-year institutions increased by approximately 5 percent from academic years (“AYs”) 2005-2006 through 2007-2008. Enrollment increased especially during the recession of 2007-2009, which created high unemployment. Enrollment has been stable post-recession.

Enrollment at Four-Year Degree Granting Institutions2
     (in millions)

•	According to the U.S. Department of Education’s projections released in September 2016, the high school graduate population is projected to remain relatively flat from 2015 to 2024.[2]

_________________________
1Source: MeasureOne Q1 2017 Private Student Loan Report, June 2017. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2024 (NCES, September 2016), Enrollment in Postsecondary Institutions (NCES, November 2017). These are the most recent sources available to us for this information.

Tuition Rates

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 4.9 percent and 4.0 percent, respectively, from AYs 2007-2008 through 2017-2018. Growth rates have been more modest the last two AYs, with average published tuition and fees at public and private four-year not-for-profit institutions increasing 2.5 percent and 3.6 percent, respectively, between AYs 2015-2016 and 2016-2017 and 3.1 percent and 3.6 percent, respectively, between AYs 2016-2017 and 2017-2018.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
     (Dollars in actuals)
______
3 Source: The College Board-Trends in College Pricing 2017. © 2017 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

•
Borrowing through federal education loan programs increased at a compound annual growth rate of 10 percent between AYs 2005-2006 and 2011-2012.[6] Federal education loan borrowing increased considerably during the recession, with borrowing increasing 26 percent between AYs 2007-2008 and 2008-2009 alone. A major driver of this activity was the Higher Education Reconciliation Act of 2005, which in AY 2007-2008 raised annual Stafford loan limits for the first time since 1992 and expanded federal lending with the introduction of the Graduate PLUS loan. In response to the financial crisis in AY 2008-2009, The Ensuring Continued Access to Student Loans Act of 2008 raised unsubsidized Stafford loan limits for undergraduate students again by $2,000.[4] Federal education loan program borrowing peaked in AY 2011-2012. Since then it has declined every year. We believe these declines are principally driven by enrollment declines in the for-profit schools’ sector.[5] Between AYs 2006-2007 and 2016-2017, federal grants for college students increased 139 percent to $40.2 billion.[6]

_________________________
4 Source: FinAid, History of Student Financial Aid and Historical Loan Limits. © 2017 by FinAid. www.FinAid.org.
5 Source: U.S. Department of Education, National Center for Education Statistics, Enrollment in Postsecondary Institutions (NCES, February 2017).
6 Source: The College Board-Trends in Student Aid 2017. © 2017 The College Board. www.collegeboard.org.

•
These increases in federal lending for higher education had a significant impact on the market for Private Education Loans. Annual originations of Private Education Loans peaked at $21.1 billion in AY 2007-2008 and declined to $6.0 billion in AY 2010-2011. Contributing to the decline in Private Education Loan originations was a significant tightening of underwriting standards by Private Education Loan providers, including Sallie Mae. Private Education Loan originations increased to an estimated $10.5 billion in AY 2016-2017, up 6.0 percent over the previous year.[7]

_______
7 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2017. © 2017 The College Board. www.collegeboard.org. Funding sources in current dollars and include Federal and private loan data. 2017 Private Education market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2017 © 2017 data. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. We believe the College Board source includes Private Education Loans made by major financial institutions in the Private Education Loan market, with an unknown adjustment for Private Education Loans made by smaller lenders such as credit unions. The College Board restates its data annually, which may cause previously reported results to vary.

•
We estimate total spending on higher education was $427 billion in the AY 2016-2017, up from $378 billion in the AY 2011-2012. Private Education Loans represent just 2 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[8]

•
Over the AY 2011-2017 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[8] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2024 (NCES 2016, September 2016), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board, www.collegeboard.org, College Board -Trends in Student Aid 2017. © 2017 The College Board, www.collegeboard.org, College Board -Trends in Student Pricing 2017. © 2017 The College Board, www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. 2017 Private Education market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2017 © 2017 data. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previously reported results to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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

Consumer Financial Protection Bureau
The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including providing regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. On January 1, 2015, the CFPB became the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The CFPB began its formal examination of us in 2016. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. In October 2017, the Private Education Loan Ombudsman submitted its sixth report based on Private Education Loan inquiries, federal education loan inquiries, and debt collection inquiries related to both federal education loans and Private Education Loans. The report was based on inquiries received by the CFPB from September 1, 2016 through August 31, 2017. During that period of time, the Bank received 362 complaints related to its Private Education Loan portfolio through the CFPB complaint portal.
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
On May 13, 2014, the Bank reached settlements with (a) the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA and (b) the Department of Justice (the “DOJ”) regarding compliance with the SCRA. In connection with the settlements, the Bank became subject to a Consent Order, Order to Pay Restitution, and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and a DOJ Consent Order (the “DOJ Consent Order”), which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement executed in connection with the Spin-Off (the “Separation and Distribution Agreement”), Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
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
To date, two other state attorneys general (Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries related to matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct in the complaints.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for earnings and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have implemented these required standards through regulations and interagency guidance designed to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2017, 2016 and 2015. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.
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
U.S. Basel III is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, are being phased in over several years.
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a

Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a phased-in Common Equity Tier 1 capital conservation buffer: 1.25 percent of risk-weighted assets for 2017; 1.875 percent for 2018; and the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
Stress Testing Requirements
The Dodd-Frank Act imposes stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of September 30, 2014, the Bank met this asset threshold. Under the FDIC’s implementing regulations, the Bank is required to conduct annual company-run stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank conducted its second annual stress test under the rules in the January 1, 2017 stress testing cycle, submitted the results of that stress test to the FDIC on July 28, 2017 and published the results in October 2017. In all scenarios, including the severely adverse scenario, the Bank’s capital levels exceed regulatory expectations for “well capitalized”.
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
Deposits
With respect to brokered deposits, an insured depository institution must be well capitalized to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources.”
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
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). As of December 31, 2017, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 87.6 percent and 12.4 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2017. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Derivative Accounting” for information regarding amendments made by the CME and the LCH to their respective rules resulting in prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. Our exposure for the derivative contracts is limited to the value of the derivative contracts in a gain position less any collateral held by us and plus collateral posted with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for ABS, including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The final Dodd-Frank risk retention rules generally require sponsors of assets backing ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. The final rules took effect in December 2015 for securitization transactions backed by residential mortgages and became effective in December 2016 for other securitization transactions, including those collateralized by Private Education Loans. The Bank early adopted the Dodd-Frank risk retention rules beginning with its 2016-A securitization transaction completed in May 2016. For its 2016-A transaction and subsequent securitizations to date, the Bank complies with the Dodd-Frank risk retention rules by retaining (for a requisite period of time)

an “eligible horizontal interest” comprised of residual certificates representing at least 5 percent of the fair value of all interests issued in the securitization transaction, determined as of the date sale. Prior to May 2016, the Bank’s on-balance sheet securitizations complied with the credit risk retention requirements of the FDIC “safe harbor” rule, which generally reduces the risk to securitization investors in the event of an insolvency of the Bank, by retaining 5 percent of each class of securities issued in each securitization transaction. The risk retention provisions of the FDIC safe harbor rule were superseded by the Dodd-Frank risk retention rules.
Anti-Money Laundering, the USA PATRIOT Act, and U.S. Economic Sanctions
The USA PATRIOT Act of 2001 (the “USA Patriot Act”), which amended the Bank Secrecy Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate internal policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, U.S. law generally prohibits or substantially restricts U.S. persons from doing business with countries designated by the U.S. Department of State as state sponsors of terrorism. Under U.S. law, there are similar prohibitions or restrictions with countries subject to other U.S. economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control or other agencies. We maintain policies and procedures designed to ensure compliance with relevant U.S. laws and regulations applicable to U.S. persons.
Volcker Rule
In December 2013, the U.S. banking agencies, the SEC and U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of the Dodd-Frank Act. The rules prohibit insured depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit insured depository institutions and their affiliates to trade for risk-mitigating hedging and liquidity management, subject to certain conditions and restrictions. A conformance period ended on July 21, 2015. We do not expect the Volcker Rule to have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule.
Employees
At December 31, 2017, we had approximately 1,500 employees, none of whom are covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Our business is significantly influenced by economic conditions. Economic growth in the United States remains uneven. Employment levels in the United States are often sensitive not only to domestic economic growth but to the performance of major foreign economies and commodity prices. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. The unemployment rate of 20-24 year old college graduates reached 13.3 percent in 2011 and declined to 4.1 percent in December 2017. Likewise, high unemployment and decreased savings rates may impede Private Education Loan originations growth as loan applicants and their cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. Consequently, for a number of reasons, our borrowers may experience more trouble in repaying loans we have made to them, which could increase our loan delinquencies, defaults and forbearance. In addition, some consumers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until the economy grows at a stronger pace, or they may turn to less costly forms of secondary education, thus decreasing our education loan application and funding volumes. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition
We operate in a competitive environment. Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment subject us to risks that could adversely affect our financial position.
The principal assets on our balance sheet are Private Education Loans. At December 31, 2017, approximately 79 percent of our assets were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation or other negative event or trend in the Private Education Loan market could disproportionately and adversely affect our business, financial condition and results of operations. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. Moreover, our competition will increase as various lending institutions and other competitors enter or re-enter the Private Education Loan market. We compete based on our products, origination capability and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, with negative impacts on our financial returns.
In addition to competition with banks and other consumer lending institutions, the federal government, through the DSLP, poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge a gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress and a vote may occur in 2018.

Increased funding authorizations or increased federal education loan limits contained in any reauthorization could decrease demand for Private Education Loans.
Consumer access to alternative means of financing the costs of education and other factors may reduce demand for or adversely affect our ability to retain Private Education Loans, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
In addition, our ability to grow Private Education Loan originations and retain assets could be negatively affected if

•	demographic trends in the United States result in a decrease in college-age individuals,

•	demand for higher education decreases,

•	the cost of attendance of higher education decreases,

•
prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors, or

•	public resistance to increasing higher education costs strengthens.

Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
We believe the design of our products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable or fixed interest rates, creates sustainable, competitive loan products. However, increasing amounts of funding into the Private Education Loan market at interest rates below those of our existing portfolio - whether from federal or private sources (including financial technology (“FinTech”) companies) - could contribute to an increase in the prepayment rates, and a decrease in the weighted average lives, of our existing Private Education Loans and, if prolonged and continuous, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since 2010, there have been a number of bills introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans, as well as an increase in the number of lenders offering similar products. Also, on December 2, 2016, the Comptroller of the Currency announced that the Office of the Comptroller of the Currency (the “OCC”) would move forward with considering applications from FinTech companies to become special purpose national banks. Concurrent with the announcement, the OCC published a white paper discussing the issues and conditions that agency will consider in granting special purpose national bank charters. On March 15, 2017, the OCC issued a draft supplement to the Comptroller’s licensing manual to provide guidance for evaluating special purpose national bank charters for FinTechs. While there has been very little movement in the FinTech charter initiative since March 2017, we are still evaluating the potential competitive impact if the OCC begins to charter FinTech companies that offer bank products and services, including loans to consolidate or refinance existing student loans.
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
For example, the Bank had been subject to the FDIC Consent Order until March 23, 2017 and is currently subject to the DOJ Consent Order.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.
The CFPB is the Bank’s primary consumer compliance supervisor, with exclusive authority to conduct examinations for the purposes of assessing compliance with the requirements of Federal consumer financial laws and with primary consumer compliance enforcement authority. CFPB jurisdiction could result in additional regulation and supervision, which could increase our costs and limit our ability to pursue business opportunities. Consent orders, decrees or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities.
Finally, we operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing level of student loan debt in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further laws and regulations applicable to, or limiting, our business. As one example of potential laws and regulations applicable to our business, in late 2015 the CFPB expressed some concerns with education loan servicers and indicated it may begin to consider possible rulemaking efforts for the industry at some point. As a second example of potential laws and regulations limiting our business, increasing numbers of allegations or findings levied against for-profit institutions could lead us to further curtail the loans we make to students of these institutions or increase the risk of enforceability of our existing loans to graduates of particular institutions found to have fraudulently misrepresented or to have not provided reasonably expected training or educational benefits.
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
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in 2016 or 2017. Accordingly, we did not sell any Private Education Loans in the last two years, through off-balance sheet securitization transactions or otherwise, to meet previously imposed limitations, although there can be no assurance that limitations will not be imposed in the future.
As our business, capital and balance sheet continue to grow, we expect to be able to achieve our annual Private Education Loan origination targets for 2018 without the need to sell loans to third-parties. We may reconsider loan sales from time to time, however, based on a number of factors, including our risk-based capital levels and input from our regulators.
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
Significant increases in our FDIC insurance premiums could have an adverse impact on our financial position, results of operations and/or cash flows.
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
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to vet and supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third-party with whom we do business may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results and cash flows.

Capital and Liquidity
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan originations, deposit withdrawals and maturities and payment of required dividends on our preferred stock. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
For at least the next several years, our ability to grow our business to its fullest potential will be heavily reliant on our ability to obtain deposits and obtain financing through asset-backed securitizations. Should growth opportunities exceed the pace at which we can increase deposits or generate asset-backed financing, business growth could be less than planned unless we can generate or raise sufficient additional capital to support this growth.
If we are unable to obtain liquidity sufficient to fund new Private Education Loan originations, our business, financial condition, results of operations and cash flows could be materially adversely affected. We must also maintain appropriate levels of risk-based capital to support increased levels of funding.
We fund Private Education Loan originations through term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits, raised by the Bank and financing raised through asset-backed securitizations. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, to grow our deposit base, we will need to continue to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, expense, capital, and effort to implement. Further, the significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. If we are unable to expand existing channels or develop new sources of deposit generation on favorable terms, it could have a material adverse effect on our business, results of operations, financial position and cash flows. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as a rising stock market, perceptions about our financial strength, quality of deposit servicing or online banking generally, and general economic conditions, including high unemployment and decreased savings rates, which could reduce the number of consumers choosing to make deposits with us.
Our short-term success also depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:

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
If rates of growth require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions, we may need to raise additional liquidity through other forms of secured and unsecured debt financing which, in turn, could increase our funding costs and reduce our net interest margin. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise this additional funding in the amounts, at the rates, or within the timeframes we desire. If we are unable to raise this additional funding in the amounts, at the rates, or within the timeframes we desire, our business, results of operations, financial position and cash flow could be materially and adversely affected.
We currently maintain sufficient risk-based capital through retention and reinvestment of all earnings from operations. If growth rates require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to issue additional equity in the amounts, at the prices, or within the timeframes we desire. If we are unable to issue equity in the amounts, at the prices, or within the timeframes we desire, our business, results of operations, financial position and cash flow could be materially and adversely affected.
In structuring and facilitating securitizations of Private Education Loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections and may increase if the performance of the securitization trusts’ loan portfolios degrades. In addition, under various agreements, we may be contractually bound to indemnify transaction parties if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information. We may also be required to repurchase affected loans if we were to breach certain representations, warranties or covenants in various agreements. Incurring substantial liabilities to securitization transaction parties could adversely affect our business, financial condition, operating results and cash flows.

If we are liable to an investor or other transaction party for a loss incurred in any securitization we facilitated or structured and any insurance that we may have does not cover this liability or proves to be insufficient, our business, financial position, results of operations and cash flows could be materially adversely affected.
The interest rate and maturity characteristics of our earning assets do not always match the interest rate and maturity characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity. We are also subject to repayment and prepayment risks, which can adversely affect our financial condition.
Net interest income is the primary source of cash flow generated by our loan portfolios. Interest earned on our variable-rate Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates, but our cost of funds is primarily related to deposit rates. Certain of our Private Education Loans and all of our Personal Loans currently bear fixed interest rates. These loans are not specifically match funded with fixed-rate deposits or fixed-rate funding obtained through asset-backed securitization. Likewise, the average term of our deposits is shorter than the expected term of our Private Education Loans and FFELP Loans.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may reduce our net interest margin (the net interest yield earned on our portfolio less the rate paid on our interest-bearing liabilities). It is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract repricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans. For example, most of our Smart Option Student Loan products encourage an in-school payment option. In addition, increases in employment levels, wages, family income, alternative sources of financing or third-party consolidations or refinancings may also contribute to higher than expected prepayment rates, which can adversely affect our financial condition.
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
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the interest rate swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not qualify as an accounting hedge is included in our statement of income. A decline in the fair value of those derivatives could have an adverse effect on our reported earnings.
We are also subject to the creditworthiness of third-parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, if a derivative counterparty fails to perform, we might not be able to cost effectively replace the derivative position, depending on the type of derivative and the current economic environment, and thus could be exposed to a greater level of interest rate risk, potentially leading to additional losses. Our counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, such inability could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The future of LIBOR as a “benchmark” interest rate is uncertain and that uncertainty or any change to the LIBOR benchmark could adversely affect the value of or the interest rates on our assets and obligations tied to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
The interest rates on our variable-rate Private Education Loans and certain other assets are tied to LIBOR, the London interbank offered rate. Certain of our interest rate swaps, notes issued under our term ABS and our asset-backed commercial paper facility (the “ABCP Facility”), brokered and non-brokered deposits and other obligations also are tied to LIBOR. In each case, the terms of the relevant agreements define LIBOR and provide differing methods for how it may be replaced or computed if LIBOR is no longer available as defined. LIBOR is used worldwide as a reference for setting interest rates on loans, derivatives, and other assets and obligations.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. It is unclear at this time, and we are not able to predict, whether LIBOR will cease to exist, if new methods of calculating LIBOR will be established such that it continues to exist after 2021, whether LIBOR will perform differently than in the past, or if alternative benchmark or reference rates or other reforms will be acceptable to investors, financial markets or regulators, or applied consistently and concurrently to various assets, obligations or financial instruments. Given this situation, it is unclear what consents or approvals, if any, will be required, and from whom they will be required, to replace LIBOR under our various agreements. As a result of these uncertainties, the interest rates on and value of our assets and obligations tied to LIBOR, and the revenue and expenses associated with those assets and obligations, could be affected in disparate ways at disparate times, which could have an adverse effect on our business and results of operation.
Defaults on our education loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations and/or cash flows.
We bear the full credit exposure on Private Education Loans. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our Private Education Loan delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 2.4 percent at December 31, 2017.
In connection with the Spin-Off, we conformed our policy with the Bank’s policy to charge off Private Education Loans after 120 days of delinquency. We also changed our loss emergence period - management’s estimate of the expected period of time between the first occurrence of an event likely to cause a loss on a Private Education Loan (e.g., a borrower’s loss of job, divorce, death, etc.) and the date the loan is expected to be charged off - from two years to one year to reflect both the shorter charge-off policy and related servicing practices. Prior to the Spin-Off, the Bank sold all loans past 90 days delinquent to an entity that is now a subsidiary of Navient. Post-Spin-Off, sales of delinquent loans to Navient have been significantly curtailed. Similarly, pre-Spin-Off SLM’s Private Education Loan default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy to charging off at 120 days delinquent and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies now focus more on loans 30 to 120 days delinquent. We only have three and one-half years of experience in executing our default aversion strategies on such compressed collection timeframes.  If we are unable to maintain or improve on our existing default aversion levels during these shortened collection timeframes, default rates on our Private Education Loans could increase.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2017, our allowance for Private Education Loan losses was approximately $244 million. During the year ended December 31, 2017, we recognized provisions for Private Education Loan losses of $179 million. The provision for loan losses reflects the Private Education Loan performance for the applicable period and establishes the allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, rising interest rates, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates during the recent recession, led to higher rates of education loan defaults. In addition, our product offerings may prove to be unprofitable and may result in higher than expected losses. If actual loan performance is worse than currently estimated, it could materially increase our estimate of the allowance for loan losses in our balance sheet and the related provision for loan losses in our statements of income and, as a result, adversely affect our capital, financial condition and results of operations.
Changes in accounting standards could adversely affect our capital levels, results of operation and/or financial condition.
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
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations and/or financial condition.
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
The Bank is required to maintain the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, on a fully phased-in basis by January 1, 2019, banks will be subject to a greater than 2.5 percent Common Equity Tier 1 capital conservation buffer; in 2018, the phase-in amount of the buffer is 75 percent of the fully phased-in requirement. Institutions that do not maintain the buffer will face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses to executive officers.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. As of December 31, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.9 percent, a Tier 1 risk-based capital ratio of 11.9 percent, a Total risk-based capital ratio of 13.1 percent and a Tier 1 leverage ratio of 11.0 percent.
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it may be subject to serious regulatory sanctions that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position and/or cash flows. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Regulatory Capital Requirements.”
Unfavorable results from required annual stress tests conducted by us may adversely affect our capital position.
The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion, an asset threshold which the Bank meets. Under the FDIC’s implementing regulations, the Bank is required to conduct annual stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank conducted its second annual stress test under the rules in the 2017 stress testing cycle and submitted the results of that stress test to the FDIC on July 28, 2017. In October 2017, we published summary stress test results, including certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. From time to time, our regulators may require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.
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
Our loan originations and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our customers, result in financial loss or liability to our customers, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, internet, information technology, transportation or other services used by us or third-parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations and cash flows.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, and process loan applications and payments and provide other customer services in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet via personal computers or mobile devices, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those we offer or use may become obsolete or noncompetitive. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition and/or results of operations.
We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than those we offer or develop.

We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations and could lead to significant financial and legal exposure.
Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. To access our products and services, our customers may use smart phones, tablets and other mobile devices that are outside our security systems and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers and other users of our systems, or our service providers’ systems, to gain access to our and our customers’ data. As further evidence that cyber incidents have been accelerating in frequency and impact, in recent years several financial institutions and major companies across industries have reported cyber-attacks that compromised significant customer or employee data, or resulted in the theft of funds, or the theft or destruction of corporate information or other assets.
While we have not been materially impacted by these reported or other cyber incidents, we continue to evolve our security controls to effectively prevent, detect and respond to the continually changing threats, and we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments. Additionally, while we, and our third-party service providers, commit resources to the design, implementation, maintenance, and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, can provide absolute security.
Despite the measures we and our third-party service providers implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service attacks and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third-party service providers’ business operations. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties, which may be vulnerable to interception, misuse or mishandling.
If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ or service providers’ operations that could result in significant losses, loss of confidence by and business from customers, customer dissatisfaction, significant litigation, regulatory exposures and harm to our reputation and brand.
In the event personal, confidential or other information is threatened, intercepted, misused, mishandled or compromised, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.
While we seek to mitigate cyber and related risks associated with outsourcing to third-party service providers, including through our vendor management processes, both operational and technological cyber risks remain and certain risks are beyond our security and control systems. Cyber-attacks targeted at our service providers may result in unauthorized access, loss or destruction of our or our customers’ data, or other cyber incidents, that may affect the availability of our services, and impose costs and other liabilities that significantly and adversely affect us in the ways discussed above.
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
Navient has agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. One such exclusion is that Navient’s obligation to indemnify us for any liabilities, costs or expenses we may incur arising from any action or threatened action related to the servicing, operations and collections activities Navient provided to the Bank pre-Spin-Off extends only to claims or potential claims for which Navient has received notice from us on or before April 30, 2017. Consequently, due to Navient’s indemnification obligations and the smaller, relatively younger vintages of our Private Education Loans, over the near term our dispute-related expenses may be lower than might otherwise be expected. As our business grows, we will likely be subject to additional claims and litigation, which could seriously harm our business and require us to incur significant costs. Defending against litigation may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages and that could have a material adverse effect on our business, results of operations and/or financial condition. Likewise, similar material adverse effects could occur if Navient is unwilling or unable to honor its indemnification or other obligations under the Separation and Distribution Agreement.
Our ability to sustain or exceed our historical post-Spin-Off rates of earnings growth over the long term is dependent upon, among other things, achieving our goal of diversifying our consumer products beyond Private Education Loans, which may be difficult.
Our success in sustaining or exceeding our historical post-Spin-Off rates of earnings growth over the long term is dependent upon, among other things, our ability to profitably acquire or originate a more diversified suite of complimentary consumer products. Our ability to profitably acquire or originate complimentary consumer products is in turn dependent on a number of factors, some of which are beyond our control, including general economic conditions, demographic trends, demand for other consumer products, and capital markets conditions. There also may be substantial regulatory, operational and credit challenges, risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, launching and/or attempting to acquire any new products or services, yet not be successful in achieving our goal regarding earnings growth, credit performance and/or profitability due to any or all of the factors, risks and uncertainties noted above, as well as others. In addition, our initial timetables for the introduction and development or acquisition of new products or services may not be met, market acceptance may fall short of our expectations, and price and profitability targets for any or all of our products may not prove achievable, which could in turn unnecessarily divert management’s attention and focus and have a material negative effect on our perception in the marketplace, our business, results of operations and/or financial condition.
In 2018, we will focus our diversification efforts on originating and purchasing increasing numbers of unsecured Personal Loans and continuing exploratory efforts regarding the launch of a new credit card in early 2019. The various risks and uncertainties described above are inherent in each of these efforts. For example, if we are unable to purchase or originate Personal Loans of acceptable credit quality and in sufficient quantities; or our Personal Loan portfolio and program does not otherwise perform as expected; or the third-parties from whom we purchase Personal Loans or who service them for us suffer compliance or operational lapses in their businesses, then our business, results of operations and/or financial condition could be significantly and negatively affected.
Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income and/or expenses.
The preparation of our consolidated financial statements requires us to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by us in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income and expenses. A description of our critical accounting estimates and assumptions may be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and/or results of operations.
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
We also rely on quantitative models to measure and manage risks and estimate certain financial values. Models may be used in such processes as product pricing, extending credit, measuring interest rate and other market risk, estimating losses, calculating and assessing capital levels, estimating the value of financial instruments and balance sheet items, and various other processes. If the models that we use to measure and/or mitigate these risks and values are poorly designed, based upon incorrect or incomplete information, poorly implemented, or are otherwise inadequate, our business decisions may be adversely affected, we may provide inaccurate information to the public or regulators, and/or we may incur increased losses.
In addition, there may be existing or developing risks that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our business, financial condition and/or results of operations could be materially adversely affected.
Our internal controls over financial reporting and disclosure controls may be ineffective.
Our management is responsible for maintaining, regularly assessing and, as necessary, making changes to our internal controls over financial reporting and our disclosure controls. Nevertheless, our internal controls over financial reporting and our disclosure controls can provide only reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and may not prevent or detect misstatements. Any failure or circumvention of our internal controls over financial reporting or our disclosure controls, failure to comply with rules and regulations related to such controls or failure to make sound and appropriate application of the criteria established in the framework set forth in Internal Control-

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission could have a material adverse effect on our financial condition and/or results of operations.
We are subject to reputational and other risks.
Our reputation as an originator and servicer of high quality Private Education Loans is very dependent upon how our customers, our regulators, legislators, the education community and the broader market perceive our business practices, financial heath and integrity and the business practices, financial health and integrity of the overall student loan market. Any internal, market or other developments, including those relating to our competitors, that result in a negative impact on our reputation or the reputation of the student loan industry could have an adverse effect on our ability to originate, service and retain Private Education Loans, result in greater regulatory, legislative and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
As described above, any failure of our operating systems or infrastructure or cyber-attacks on or other unauthorized access to our information technology systems could harm our reputation and brand and result in significant financial losses. In addition, employee and customer misconduct could severely harm our reputation, subjecting us to financial losses, lawsuits or regulatory sanctions. Misconduct by our customers could include such activities as providing fraudulent credentials, information or authorization on behalf of a family member or other cosigner through identification theft or by other means in order to secure loan approval. Customers also may attempt to fraudulently secure Private Education Loan proceeds. Misconduct by our employees could include, among other things, theft of our or our customers’ confidential information, or making unauthorized payments on behalf of a collection client in order to meet certain incentive thresholds.
If our operating systems or infrastructure fail or our security and other internal controls fail to prevent or detect compromised records or data, data breaches or an occurrence of customer or employee fraud, or if any resulting loss is not insured or exceeds applicable insurance limits, or if insurance is denied, such occurrence could have a material adverse effect on our reputation, financial condition and/or results of operations.
Risks Related to the Spin-Off
We continue to rely on Navient’s Private Education Loan data and, because of Navient’s indemnification obligations, have significant exposures to risks related to its creditworthiness. If we are unable to rely on these data or to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows and/or financial condition could be materially and adversely affected.
Navient regularly provides us with a significant amount of current and historical data on their portfolios of Private Education Loans, including data that supports, among other things, the tracking of loan performance metrics such as default and recovery rates on those loans, including loans classified as troubled debt restructurings, and, in connection with our ABS financing transactions, our ability to provide investors with historical information about Private Education Loan performance. We also use these metrics in the development of certain critical accounting assumptions.
Navient is legally responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify us for any liabilities, costs or expenses we may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to the DOJ Consent Order. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the DOJ Consent Order and, as of the date hereof, has funded all liabilities in connection with this matter.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2017 was $35 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $25 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions was $108 million at December 31, 2017. See Notes to the Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient and, to date, Navient has acknowledged and accepted substantially all claims that we have submitted. Nonetheless, if for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and/or financial condition could be materially and adversely affected over time.
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

•
News reports relating to trends, concerns and other issues in the student loan industry or other parts of the financial services industry, including regulatory actions against other financial institutions or proposed legislation that may affect the student loan industry or other parts of the financial services industry;

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
In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A securities class action lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources, which could materially adversely affect our business, financial condition and/or results of operations.
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
At December 31, 2017, we had issued and outstanding 4.0 million shares of our Floating-Rate Non-Cumulative Preferred Stock, Series B.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2017:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2017:

Location	Function	Approximate Square Feet
Indianapolis, IN	Loan Servicing Center	76,000
Newton, MA	Administrative Offices	24,000
Reston, VA	Administrative Offices	32,000
Salt Lake City, UT	Sallie Mae Bank	17,000
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

In May 2014, the Bank received a CID from the CFPB as part of the CFPB Investigation. Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the Multi-State Investigation. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. As with the Illinois lawsuit described above, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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
Our common stock is listed and has traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2018, there were 433,549,312 shares of our common stock outstanding and 320 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.
Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017	High	$12.47	$12.85	$11.81	$11.80
	Low	10.96	10.09	10.09	9.84

2016	High	$6.61	$7.19	$7.58	$11.52
	Low	5.38	5.58	6.11	6.98

For the years ended December 31, 2017 and 2016, we have not paid dividends on our common stock and we do not currently anticipate paying dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2017.
We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Period:
October 1 - October 31, 2017	10	$11.19	—	—
November 1 - November 30, 2017	402	$11.37	—	—
December 1 - December 31, 2017	280	$11.60	—	—

Total fourth-quarter 2017	692	$11.46	—
     _

(1)
All shares purchased are shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

The closing price of our common stock on Nasdaq on December 29, 2017 was $11.30.

Stock Performance

The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Midcap 400 Index and the KBW Bank Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2012, and also assumes the reinvestment of dividends through December 31, 2017, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business on April 30, 2014.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
SLM Corporation	$100.0	$157.4	$174.1	$111.4	$188.3	$193.1
S&P Midcap 400 Index	100.0	135.6	148.8	145.6	175.7	204.2
KBW Bank Index	100.0	139.6	152.7	153.5	197.2	233.9
_________
Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.
Selected Financial Data 2013-2017
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

	2017	2016	2015	2014(1)	2013(1)
Operating Data:

Net interest income	$1,129	$891	$702	$578	$462
Non-interest income (loss)	(3)	69	183	157	298
Total revenue	1,126	960	885	735	760
Net income attributable to SLM Corporation	$289	$250	$274	$194	$259
Basic earnings per common share attributable to SLM Corporation	$0.63	$0.54	$0.60	$0.43	$0.59
Diluted earnings per common share attributable to SLM Corporation	$0.62	$0.53	$0.59	$0.42	$0.58
Dividends per common share attributable to SLM Corporation common shareholders(2)	$—	$—	$—	$—	$0.60
Return on common stockholders’ equity	14%	14%	18%	15%	22%
Net interest margin	5.93	5.68	5.49	5.26	5.06
Return on assets	1.43	1.52	2.04	1.68	2.70
Average equity/average assets	11.92	13.40	14.49	13.92	12.50
Non-GAAP operating efficiency ratio(3)	39.6	40.1	46.9	45.1	48.5
Balance Sheet Data:
Total education loan portfolio, net	$18,174	$15,125	$11,631	$9,510	$7,931
Total assets	21,780	18,533	15,214	12,972	10,707
Total deposits	15,505	13,436	11,488	10,541	9,002
Total borrowings	3,275	2,168	1,079	—	—
Total SLM Corporation stockholders’ equity	2,474	2,347	2,096	1,830	1,161
Book value per common share	4.80	4.15	3.59	2.99	2.71
_________
(1) For the years ended December 31, 2014 and 2013, the selected financial data is presented on a basis of accounting that reflects a change in reporting entity and has been adjusted for the effects of the Spin-Off. The carved-out financial information represents only those operations, assets, liabilities and equity that form SLM on a stand-alone basis.
(2) Following completion of the Spin-Off, we have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in 2018.
(3) Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the total non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator (which otherwise would consist of net interest income, before provisions for credit losses, plus non-interest income) by deducting gains on sales of loans, net and the net impact of derivative accounting as defined in the Core Earnings adjustments to GAAP table set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Core Earnings” of this Annual Report on Form 10-K. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2017.
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios and on Personal Loans, net of the interest expense we pay on the funding for those loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on a portfolio less the rate paid on our related interest-bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans. We do not expect to acquire more FFELP Loans, and the balance of our FFELP Loan portfolio is expected to decline due to normal amortization.
Secured Financings and Loan Sales
We may use Private Education Loans as collateral in connection with the creation of asset-backed securitizations or securitized commercial paper facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove Private Education Loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Alternatively, we may sell Private Education Loans to third-parties through securitizations and/or an auction process. We retain servicing of these Private Education Loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling Private Education Loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital and liquidity needs. We did not sell loans in 2017 and currently do not expect to sell loans in 2018. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all of the net interest income from those loans. See Notes to Consolidated Financial Statements, Note 10, “Private Education Loan Term Securitizations,” for further discussion regarding term securitization transactions.
Allowance for Loan Losses
Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as troubled debt restructurings (“TDRs”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.” Allowances for loan losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for loan losses to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for loan losses rather than against earnings.
The allowance for loan losses and provision expense rise when future charge-offs are expected to increase and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans and Personal Loans. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. Our experience indicates that approximately 50 percent of expected losses on Private Education Loan occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven in large measure by the amount and age of our Private Education Loans in full principal and interest repayment. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase. Losses on our Personal Loans are affected by risk characteristics such as FICO scores at origination and seasoning.
Our allowance for loan losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the next two years.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan or Personal Loan reaches 120 days delinquent, it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for loan losses and tailoring its future collections strategies. Since the Spin-Off, the Bank has been responsible for collecting all delinquent Private Education Loans and, until late 2015, all charged-off loans were sold to a third-party. In November 2015, we began to retain and collect on a portion of our charged-off loans using our own collection personnel. The levels of delinquencies since the Spin-Off have been additionally affected somewhat by these changes in collection approach. We now manage our charged-off loans through a mix of in-house collectors, third-party collectors and third-party sales.
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
We continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the total non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator (which otherwise would consist of net interest income, before provisions for credit losses, plus non-interest income) by deducting gains on sales of loans, net and the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- ‘Core Earnings’ ’’ in this Form 10-K). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. Our long-term objective is to achieve steady declines in this ratio over the next several years.
Core Earnings
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as “Core Earnings.” The difference between our “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-market gains (losses) on derivatives contracts recognized in GAAP, but not in “Core Earnings.”
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “(Losses) gains on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “(Losses) gains on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “(Losses) gains on derivatives and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment or that do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “(Losses) gains on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings,” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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
The following table shows the amount in “(Losses) gains on derivative and hedging activities, net” that relates to the interest reclassification on the derivative contracts not in a hedging relationship.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Hedge ineffectiveness (losses) gains	$(4,504)	$(2,615)	$1,268
Unrealized (losses) gains on instruments not in a hedging relationship	(3,693)	(513)	581
Interest reclassification	(69)	2,170	3,451
(Losses) gains on derivatives and hedging activities, net	$(8,266)	$(958)	$5,300

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015

“Core Earnings” adjustments to GAAP:

GAAP net income	$288,934	$250,327	$274,284
Preferred stock dividends	15,714	21,204	19,595
GAAP net income attributable to SLM Corporation common stock	$273,220	$229,123	$254,689

Adjustments:
Net impact of derivative accounting(1)	8,197	3,127	(1,849)
Net tax effect(2)	3,131	1,199	(711)
Total “Core Earnings” adjustments to GAAP	5,066	1,928	(1,138)

“Core Earnings” attributable to SLM Corporation common stock	$278,286	$231,051	$253,551

GAAP diluted earnings per common share	$0.62	$0.53	$0.59
Derivative adjustments, net of tax	0.01	—	—
“Core Earnings” diluted earnings per common share	$0.63	$0.53	$0.59
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
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Term brokered deposits may have terms as long as seven years. Interest rates on most of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of matching our interest rate exposure to the index on which our assets reset, thereby minimizing our financing cost exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. In 2016, we added deposits from Educational 529 and Health Savings Accounts as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.5 billion of our deposit total as of December 31, 2017.
Loan Securitizations
We have diversified our funding sources by issuing term ABS and by entering into the ABCP Facility. Term ABS financing provides long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the assets. Loans associated with these transactions will remain on our balance sheet if we retain the residual interest in these trusts. The ABCP Facility provides an extremely flexible source of funds that can be drawn upon on short notice to meet funding needs within the Bank. Borrowings under our ABCP Facility are accounted for as secured financings.

Reconciliation of the Effect of the Tax Cuts and Jobs Act of 2017 on the GAAP Consolidated Statements of Income
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act lowered federal corporate tax rates from 35 percent to 21 percent, beginning in 2018. Because the Tax Act was enacted during the fourth-quarter 2017, we were required to reflect the application of the lower tax rate in future years to our deferred tax assets, liabilities and indemnification receivables. Therefore, at December 31, 2017, we recorded a $15 million net increase in tax expense and reduced non-interest income by $24 million to reflect the effect of the lower tax rate.
We also report in this Annual Report on Form 10-K certain full-year 2017 financial statement items absent the effects of the Tax Act, including the reconciliation below of the effect of the Tax Act on the GAAP Consolidated Statements of Income. We believe this additional disclosure will be helpful to investors by illustrating and quantifying the impact of the required accounting treatment for the effects of the Tax Act. In addition, management used the financial results absent the effect of the Tax Act as a basis for making decisions regarding our performance for 2017. Our financial results absent the effect of the Tax Act are unique to us, are not defined terms within GAAP and may not be comparable to adjustments made by, or to similarly captioned measures reported by, other companies. See Item 7. “Management’s Discussion and Analysis of Financial Condition — Results of Operations” for further discussion of the impact of the Tax Act on our financial results for the year ended December 31, 2017.

	Year Ended
	December 31, 2017
(Dollars in thousands, except per share amounts)	As Reported	Tax Act Adjustments		Adjusted (Non-GAAP)

Net interest income	$1,129,221	$—		$1,129,221
Less: provisions for credit losses	185,765	—		185,765
Net interest income after provisions for credit losses	943,456	—		943,456

Total non-interest income (loss)	(2,902)	23,532	(1)	20,630
Total non-interest expenses	449,089	—		449,089
Income before income tax expense	491,465	23,532		514,997
Income tax expense	202,531	(15,035)	(2)	187,496
Net income	288,934	38,567		327,501
Preferred stock dividends	15,714	—		15,714
Net income attributable to SLM Corporation common stock	$273,220	$38,567		$311,787

Basic earnings per common share attributable to SLM Corporation	$0.63	$0.09		$0.72
Average common shares outstanding	431,216	—		431,216
Diluted earnings per common share attributable to SLM Corporation	$0.62	$0.09		$0.71
Average common and common equivalent shares outstanding	438,551	—		438,551

______

(1) Represents the reduction in a tax-related indemnification receivable due to the lower federal corporate tax rate set forth in the Tax Act.

(2) Represents the net reduction in deferred tax assets and liabilities due to the lower federal corporate tax rate set forth in the Tax Act.

2017 Management Objectives
For 2017, we set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) manage operating expenses while improving efficiency; (4) enhance our customers’ experience by further improving the delivery of our products and services; (5) sustain the consumer protection improvements we have made since the Spin-Off and maintain our strong governance, risk oversight and compliance infrastructure; (6) continue our disciplined expansion of new products to increase the level of engagement we have with our existing customers and attract new customers; and (7) continue to promote a culture centered on our core values (collaboration, mutual respect, honesty, integrity, performance, and accountability), sustained through ongoing employee engagement, recognition and development, and aligned with our mission and business plan for growth. The following describes our performance relative to each of these goals.
Prudently Grow Private Education Loan Assets and Revenues
We pursued managed growth in our Private Education Loan portfolio in 2017 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. Private Education Loan originations were 3 percent higher in 2017 compared with the year-ago period. To help facilitate the increase in our Private Education Loan originations, we diversified the mix of our funding sources in 2017. This growth in originations was accomplished while maintaining our FICO scores and cosigner rates on our 2017 originations at levels similar to those for 2016 originations. The average FICO scores at approval and the cosigner rates for originations for the year ended December 31, 2017 were 747 and 88.0 percent, compared with 748 and 89.1 percent for originations in the year ended December 31, 2016, respectively. Although our Private Education Loan originations in 2017 were slightly below our original target for the year, we believe these lower-than-expected originations were likely attributable to moderating enrollment and tuition growth rates, as compared to growth rates of the past decade, as well as increasing family contributions available due to an improving economy and rising asset valuations.
Maintain Our Strong Capital Position
As our balance sheet grew in 2017, our regulatory capital ratios declined compared to year-end 2016, but remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of December 31, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.9 percent, a Tier 1 risk-based capital ratio of 11.9 percent, a Total risk-based capital ratio of 13.1 percent and a Tier 1 leverage ratio of 11.0 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
On April 5, 2017, we issued our unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. We used the net proceeds from this debt offering to redeem all of our 6.97 percent Series A preferred stock and for general corporate purposes.
Manage Operating Expenses While Improving Efficiency
We measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. See Item 6. “Selected Financial Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Operating Expenses,” for a discussion of the method for calculating this ratio. Full-year operating expenses grew 16 percent year-over-year, while the non-GAAP operating efficiency ratio was 39.6 percent for the year ended December 31, 2017, compared with 40.1 percent for the year ended December 31, 2016. Absent the impact of the Tax Act and the reduction in indemnified uncertain tax positions that, when combined, reduced other income by $35 million in 2017, the non-GAAP operating efficiency ratio would have been 38.4 percent for 2017.
Enhance Customers’ Experience By Further Improving Delivery of Products and Services
In 2017, we enhanced customer communications that include an annual summary during in-school periods, enhanced entering into repayment communication designed to help borrowers transition into their repayment period successfully, and simplified billing statements. We also launched new auto debit functionality online to allow customers to enroll with a designated amount greater than their minimum due so they can pay down loans faster. Additionally, we provided targeted customer service training to further improve our interactions with our customers. We focused on initiatives in 2017 to further simplify the application, fulfillment and servicing experience for our customers, including:
• Created an integrated online origination and servicing experience with a single point of entry and improved customer messaging;
• Provided enhanced functionality to our customers that will give them more flexibility to service their accounts online, via chat and mobile, and over the phone; and
• Continued to support customers throughout the Private Education Loan experience with enhanced communication and tools.
Sustain Consumer Protection Improvements Made Since the Spin-Off and Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
In 2017, we undertook significant work to establish that all customer protection policies, procedures and compliance management systems are sufficient to meet or exceed currently applicable regulatory standards. On March 27, 2017, the Bank received confirmation from the FDIC that effective March 23, 2017, the FDIC terminated the FDIC Consent Order. The termination was issued with no conditions.
In the first quarter of 2017, we also began conducting our own internal audits of consumer protection processes and procedures, including our compliance management system, using internal audit staff supplemented with staff from the same third-party firm that had conducted the compliance audits since 2014.
We have continued to advance our overall governance processes, including robust oversight, education, policies and procedures, all supported by strong enterprise risk management, compliance and internal audit functions.
Continue Disciplined Expansion of New Products to Increase Level of Engagement With Our Existing Customers and Attract New Customers
In 2017, we began to implement a strategy that will expand and enhance our suite of graduate student loan products. These loans were designed with discipline-specific features created exclusively for graduate students and will feature competitive interest rates and greater repayment flexibility.
We also developed our infrastructure in 2017 so that in early 2018 we could have the capability to originate and service unsecured Personal Loans to be used for non-educational purposes.
Continue to Promote a Culture Centered on Our Core Values (Collaboration, Mutual Respect, Honesty, Integrity, Performance, and Accountability), Sustained Through Ongoing Employee Engagement, Recognition, and Development and Aligned with our Mission and Business Plan for Growth
Over the course of 2017, to ensure commitment to our culture and core values, we cascaded level-appropriate goals to our employees. As part of our investment in employee development, we engaged leadership to define our long-term talent development strategy and established a roadmap to deliver on key talent priorities. We implemented several learning programs that focus on the development of employees and managers, as well as a business knowledge series to provide all employees with opportunities to learn about our business and our future. We enhanced our talent assessment process to further evaluate performance and potential and effectively align development plans that support succession management. Through our targeted focus on career and skill development, we significantly increased our internal hire rate. We continued to recognize employees with superior performance and commitment to our values through our quarterly Awards of Excellence Program, and launched a peer-to-peer recognition program to provide employees with a tool to recognize each other. We expanded our management incentive program to provide managers with additional tools to recognize and reward all employees for their contributions to our mutual success. We engaged employees to promote wellness across the Company and also launched a financial wellness platform. We also conducted an Employee Engagement Survey to gather employee input on what it is like to work at Sallie Mae and to assess where we are relative to their needs and expectations.

2018 Management Objectives
In 2018, we intend to devote ourselves to further growing our business, continuing to improve our customers’ experience and beginning to offer our customers new products. In 2018, we will introduce six new graduate student loan products in our Private Education Loan business. In addition, we will diversify our product offerings by introducing a Sallie Mae branded Personal Loan in 2018 and laying the foundation for the introduction of a Sallie Mae credit card in 2019.
For 2018, we have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) expand our product offerings to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses while improving efficiency; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2018 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. In 2018, we will introduce six new graduate student loan products tailored to meet the needs of students in their specific fields of study. To help facilitate the expected increase in our Private Education Loan originations, we plan to continue diversifying the mix of our funding sources in 2018. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations.
A key part of our strategy to grow our Private Education Loan volume and market share will be to continue to improve our customers’ experience by maintaining cutting edge technology and providing high quality service, whether our customers choose to contact us online or over the telephone. In 2018, we will continue to improve customer and agent-facing systems to improve the efficiency of customer service and put more self-service at our customers’ fingertips through mobile, online and call center resources.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay a common stock dividend or repurchase shares in 2018 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
Expand Our Product Offerings to Increase Level of Engagement With Our Existing Customers and Attract New Customers
We will make investments in 2018 that will accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses. In addition, we will offer six new graduate student loan products that are tailored to meet the specific needs of students in their fields of study. This will enhance our Private Education Loan business.
In 2017, we built the infrastructure necessary to originate and service unsecured Personal Loans to be used for non-educational purposes. In the first half of 2018, we will begin to test our Personal Loan product and our marketing campaigns, but we do not expect meaningful originations to occur until the second half of the year. In 2018, we also will begin to lay the foundation for our credit card business. This process will include selecting a partner to issue and service credit card accounts and to assemble the team to execute our business plan. We believe that these two new consumer finance products are an extension of our core competencies of underwriting, marketing and servicing unsecured credits.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our operating efficiency ratio. We expect our operating efficiency ratio to decline steadily over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base. Our operating efficiency ratio is a non-GAAP measure. See Item 6. “Selected Financial Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Operating Expenses,” for more information about the measure.
Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
We have built customer protection policies, procedures and compliance management systems sufficient to meet or exceed currently applicable regulatory standards. In addition, we have developed a strong governance framework, which includes robust oversight, education, policies and procedures supported by enterprise risk management, compliance and internal audit functions. Our goal is to consistently comply with or exceed regulatory standards for compliance and risk management.
Leverage Our Culture to Engage Employees, Recognize and Reward Contributions to Business Results, and Develop Talent to Support our Business Strategy and Growth.
In 2018, we plan to further advance our culture centered on our values as we grow our business. When evaluating employee performance, we will review not only what was accomplished by employees, but how they demonstrated our values in achieving those accomplishments. We will continue to enable high performance in a variety of ways, including by aligning development planning with the competencies and capabilities necessary to carry our organization forward and create opportunities for employees to connect with and be an integral part of the Sallie Mae community.  In addition, we will continue to differentiate, develop, recognize and reward our employees to enable our business strategy and growth.

Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions, except per share data)	2017	2016	2015	$	%	$	%
Interest income:
Loans	$1,413	$1,060	$817	$353	33%	$243	30%
Investments	8	9	10	(1)	(11)	(1)	(10)
Cash and cash equivalents	16	8	4	8	100	4	100

Total interest income	1,437	1,077	831	360	33	246	30

Total interest expense	308	186	129	122	66	57	44

Net interest income	1,129	891	702	238	27	189	27
Less: provisions for credit losses	186	159	90	27	17	69	77

Net interest income after provisions for credit losses	943	732	612	211	29	120	20
Non-interest income (loss):
Gains on sales of loans, net	—	—	135	—	—	(135)	(100)
(Losses) gains on derivatives and hedging activities, net	(8)	(1)	5	(7)	(700)	(6)	(120)
Other income	5	70	43	(65)	(93)	27	63

Total non-interest income (loss)	(3)	69	183	(72)	(104)	(114)	(62)
Non-interest expenses:
Total operating expenses	449	385	349	64	17	36	10
Acquired intangible asset amortization expense	—	1	2	(1)	(100)	(1)	(50)
Restructuring and other reorganization expenses	—	—	5	—	—	(5)	(100)

Total non-interest expenses	449	386	356	63	16	30	8

Income before income tax expense	491	415	439	76	18	(24)	(5)
Income tax expense	203	164	165	39	24	(1)	(1)

Net income	289	250	274	37	15	(23)	(8)
Preferred stock dividends	16	21	19	(5)	(24)	2	11

Net income attributable to SLM Corporation common stock	$273	$229	$255	$44	19%	$(25)	(10)%

Basic earnings per common share attributable to SLM Corporation	$0.63	$0.54	$0.60	$0.09	17%	$(0.06)	(10)%

Diluted earnings per common share attributable to SLM Corporation	$0.62	$0.53	$0.59	$0.09	17%	$(0.06)	(10)%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

For the year ended December 31, 2017, net income was $289 million, or $0.62 diluted earnings per common share, compared with net income of $250 million, or $.53 diluted earnings per common share, for the year ended December 31, 2016. The year-over-year increase was primarily attributable to a $3.3 billion increase in average earning assets and a 25 basis point increase in net interest margin. Negatively impacting 2017 results was the required accounting treatment for the effects of the Tax Act. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Reconciliation of the Effect of the Tax Cuts and Jobs Act of 2017 on the GAAP Consolidated Statements of Income” for additional details.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income increased by $238 million primarily due to a $3.4 billion increase in average Private Education Loans outstanding and a 25 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, growth in the higher-yielding Personal Loan portfolio, and the benefit from increases in LIBOR rates, which increased the yield on our variable-rate Private Education Loan portfolio more than it increased our cost of funds. Cost of funds increased primarily as a result of the increase in LIBOR rates, as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.

•
Provisions for credit losses increased $27 million compared with the year-ago period. This increase was primarily the result of an additional $2.5 billion of Private Education Loans being in repayment at December 31, 2017, compared with loans being in repayment at December 31, 2016. This increase in loans in repayment more than offset the benefit from an increase in LIBOR rates, which had the effect of lowering the allowance for losses on our TDR portfolio, and a change in our policy for the identification of TDRs.

•
Losses on derivatives and hedging activities, net, resulted in a net loss of $8 million in 2017 compared with a net loss of $1 million in the year-ago period. The primary factors affecting the change were changes in interest rates and whether derivatives qualified for hedge accounting treatment.

•
Other income decreased $65 million compared with the year-ago period. In 2017, to reflect the application of the Tax Act’s lower tax rate in future years, we reduced other income by $24 million due to a lower valuation of tax indemnification receivables. Unrelated to the Tax Act, we also reduced other income by $11 million due to the expiration of a portion of indemnified uncertain tax positions. Tax expense was reduced by corresponding amounts for both of these items. Absent these two tax-related items, other income in 2017 was $29 million lower than in 2016 primarily due to lower credit card revenue in 2017, a $10 million one-time gain recorded in 2016 resulting from a change in reserve estimates for our Upromise rewards program and a $9 million increase recorded in 2016 regarding the tax indemnification receivable related to uncertain tax positions.

•
Total non-interest expenses were $449 million compared with $386 million in the year-ago period. Full-year operating expenses grew 16 percent year-over-year, while the non-GAAP operating efficiency ratio decreased to 39.6 percent in 2017 from 40.1 percent in 2016. Absent the impact of the Tax Act and the reduction in indemnified uncertain tax positions that, when combined, reduced other income by $35 million in 2017, the non-GAAP operating efficiency ratio would have been 38.4 percent for 2017. The increase in non-interest expense in 2017 was primarily attributable to increased technology costs, FDIC assessments and expenses related to portfolio growth.

•
Income tax expense increased to $203 million in 2017 from $164 million in 2016. Our effective income tax rate increased to 41.2 percent in 2017 from 39.6 percent in 2016. The increase in the effective tax rate was primarily the result of the one-time revaluation of our deferred tax assets and liabilities to apply the Tax Act’s lower tax rate in future years. We recorded a $15 million net increase in tax expense from the revaluation of an indemnified liability (a $23 million reduction in expense) and all other deferred tax assets and liabilities (a $38 million increase in expense). Unrelated to the Tax Act, we recorded an $11 million decrease in tax expense due to the previously-mentioned expiration of a portion of indemnified uncertain tax positions. Absent these three items, our effective tax rate for 2017 would have been 37.8 percent.

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
The primary contributors to each of the identified drivers of change in net income for 2016 compared with 2015 are as follows:

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

•
Provisions for credit losses in 2016 increased $69 million compared with 2015. This increase was primarily the result of an additional $1.0 billion loans entering repayment in the year ended December 31, 2016, compared with loans entering repayment in 2015, and a $153 million increase in Private Education Loans becoming classified as TDRs (where we provide for life-of-loan losses) in 2016 compared with Private Education Loans becoming classified as TDRs in the 2015. In the period in which Private Education Loans become classified as a TDR, we record a life-of-loan allowance against these loans through a charge to the provision for credit losses.

•
Gains on sales of loans, net, decreased $135 million in 2016 compared with 2015, as there were no loan sales in 2016. In 2015, we sold $1.5 billion of loans through Private Education Loan sales and securitization transactions with third-parties. We discontinued the practice of selling loans in 2016 and chose to retain all loans originated on our balance sheet.

•
(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $1 million in 2016 compared with a gain of $5 million in 2015. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment. In 2016, we used fewer derivatives to economically hedge risk that qualified for hedge accounting treatment than we did in 2015.

•
Other income increased $27 million in 2016 compared with 2015. Of this increase, $10 million related to a one-time gain resulting from a change in reserve estimates for our Upromise rewards program. Also contributing to this increase was an increase in the tax indemnification receivable related to uncertain tax positions and an increase in third-party servicing income.

•
Total non-interest expenses were $386 million in 2016 compared with $356 million in 2015. Full-year operating expenses grew 10 percent year-over-year while the non-GAAP operating efficiency ratio decreased to 40.2 percent in 2016, from 46.8 percent in 2015. The improvement in the non-GAAP operating efficiency ratio was primarily due to the continued infrastructure efficiency as the portfolio grew, operational improvements resulting from 2015 customer experience investments, and, to a lesser extent, the one-time items recorded in other income during 2016.

•
The effective income tax rate increased to 39.6 percent in 2016 from 37.5 percent in 2015. The increase in the effective income tax rate for 2016 was primarily the result of an increase in uncertain tax positions. The uncertain tax positions contributing to the increase in our effective income tax rate in 2016 had minimal impact to net income for 2016 as we recorded a largely matching offset in other income. For additional information regarding uncertain tax positions, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Income Taxes.”

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$16,176,351	8.43%	$12,747,756	8.02%	$9,819,053	7.93%
FFELP Loans	970,738	3.91	1,063,325	3.53	1,179,723	3.26
Personal Loans and other loans	112,857	9.89	1,114	6.77	—	—
Taxable securities	326,757	2.53	407,860	2.24	395,718	2.59
Cash and other short-term investments	1,454,344	1.07	1,480,170	0.51	1,407,158	0.27
Total interest-earning assets	19,041,047	7.55%	15,700,225	6.86%	12,801,652	6.49%

Non-interest-earning assets	1,104,598		772,167		670,084

Total assets	$20,145,645		$16,472,392		$13,471,736

Average Liabilities and Equity
Brokered deposits	$7,224,869	1.75%	$7,154,218	1.31%	$6,640,078	1.19%
Retail and other deposits	6,939,520	1.40	5,095,631	1.06	3,869,359	0.95
Other interest-bearing liabilities(1)	2,932,681	2.88	1,476,740	2.58	398,851	3.27
Total interest-bearing liabilities	17,097,070	1.80%	13,726,589	1.35%	10,908,288	1.18%

Non-interest-bearing liabilities	647,294		539,215		610,715
Equity	2,401,281		2,206,588		1,952,733
Total liabilities and equity	$20,145,645		$16,472,392		$13,471,736

Net interest margin		5.93%		5.68%		5.49%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2017 vs. 2016
Interest income	$360,057	$115,223	$244,834
Interest expense	122,174	70,094	52,080
Net interest income	$237,883	$41,223	$196,660

2016 vs. 2015
Interest income	$246,128	$49,394	$196,734
Interest expense	57,289	20,924	36,365
Net interest income	$188,839	$25,007	$163,832

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,740,237	$257	$—	$3,740,494
Grace, repayment and other(2)	13,691,930	927,403	400,280	15,019,613
Total, gross	17,432,167	927,660	400,280	18,760,107
Deferred origination costs and unamortized premium	56,378	2,631	—	59,009
Allowance for loan losses	(243,715)	(1,132)	(6,628)	(251,475)
Total loan portfolio, net	$17,244,830	$929,159	$393,652	$18,567,641

% of total	93%	5%	2%	100%

_________
(1)      Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

	December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,371,870	$377	$—	$3,372,247
Grace, repayment and other(2)	10,879,805	1,010,531	12,893	11,903,229
Total, gross	14,251,675	1,010,908	12,893	15,275,476
Deferred origination costs and unamortized premium	44,206	2,941	—	47,147
Allowance for loan losses	(182,472)	(2,171)	(58)	(184,701)
Total loan portfolio, net	$14,113,409	$1,011,678	$12,835	$15,137,922

% of total	93%	7%	—%	100%

_________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$2,823,035	$582	$2,823,617	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	7,773,402	1,115,081	8,888,483	5,762,655	1,263,622	7,026,277
Total, gross	10,596,437	1,115,663	11,712,100	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium	27,884	3,114	30,998	13,845	3,600	17,445
Allowance for loan losses	(108,816)	(3,691)	(112,507)	(78,574)	(5,268)	(83,842)
Total loan portfolio, net	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786

% of total	90%	10%	100%	87%	13%	100%

_________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

	December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Total loan portfolio, net	$6,506,642	$1,424,735	$7,931,377

% of total	82%	18%	100%

Average Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2017		2016		2015
Private Education Loans	$16,176,351	94%	$12,747,756	92%	$9,819,053	89%
FFELP Loans	970,738	5	1,063,325	8	1,179,723	11
Personal Loans and other loans	112,857	1	1,114	—	—	—
Total portfolio	$17,259,946	100%	$13,812,195	100%	$10,998,776	100%

Loan Activity

	Year Ended December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations	4,818,843	—	424,889	5,243,732
Capitalized interest and deferred origination cost premium amortization	462,030	31,396	—	493,426
Sales	(6,992)	—	—	(6,992)
Loan consolidation to third-parties	(630,877)	(36,856)	—	(667,733)
Repayments and other	(1,511,583)	(77,059)	(44,072)	(1,632,714)
Ending balance	$17,244,830	$929,159	$393,652	$18,567,641

	Year Ended December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$—	$11,630,591
Acquisitions and originations	4,685,622	—	12,926	4,698,548
Capitalized interest and deferred origination cost premium amortization	339,163	35,774	—	374,937
Sales	(9,521)	—	—	(9,521)
Loan consolidation to third-parties	(277,636)	(45,014)	—	(322,650)
Repayments and other	(1,139,724)	(94,168)	(91)	(1,233,983)
Ending balance	$14,113,409	$1,011,678	$12,835	$15,137,922

	Year Ended December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786
Acquisitions and originations	4,366,651	—	4,366,651
Capitalized interest and deferred origination cost premium amortization	239,330	39,743	279,073
Sales	(1,412,015)	—	(1,412,015)
Loan consolidation to third-parties	(75,369)	(43,087)	(118,456)
Repayments and other	(849,739)	(144,709)	(994,448)
Ending balance	$10,515,505	$1,115,086	$11,630,591

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at December 31, 2017 increased by 38 percent compared with December 31, 2016, and total 41 percent of our Private Education Loan portfolio at December 31, 2017.
In 2017, we improved our methodology for identifying “Loan consolidations to third parties” for Private Education Loans. This improvement in methodology resulted in certain loans previously included in “Repayments and other” in the year ended December 31, 2016, being re-classified as “Loan consolidations to third-parties.” Therefore, for 2016, we have updated the “Loan consolidations to third parties” and “Repayments and other” line items to reflect this re-allocation. For 2016, the sum of the “Loan consolidations to third parties” and “Repayment and other” line items did not change.
“Loan consolidations to third-parties” for the year ended December 31, 2017 total 8.9 percent of our Private Education Loan portfolio in full principal and interest repayment status at December 31, 2017, or 3.7 percent of our total loan portfolio at December 31, 2017, compared with the year-ago period of 5.4 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 2.0 percent of our total portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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
In the second quarter of 2017, we increased our life of loan voluntary constant prepayment rate expectation to 6.0 percent from 5.1 percent, which contributed to a lowering of the weighted average life on our Private Education Loan portfolio from 5.7 years to 5.5 years, as of June 30, 2017, reflecting the increased repayment activity and portfolio seasoning as, increasingly, more significant portions of our Private Education Loan portfolio enter full principal and interest repayment status. The significant portion of our Private Education Loan portfolio that is not yet in full principal and interest repayment status and for which principal payments are not yet required continues generating capitalized interest. There was no change to our life of loan voluntary constant prepayment rate expectation in the third and fourth quarters of 2017 and the weighted average life on our Private Education Loan portfolio was 5.5 years as of December 31, 2017.

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in thousands)	2017	%	2016	%	2015	%
Smart Option - interest only(1)	$1,214,927	25%	$1,189,517	25%	$1,075,260	25%
Smart Option - fixed pay(1)	1,380,892	29	1,403,421	30	1,350,680	31
Smart Option - deferred(1)	2,118,719	44	2,034,100	44	1,902,729	44
Smart Option - principal and interest	8,234	—	7,953	—	1,727	—
Parent Loan	77,388	2	31,272	1	—	—
Total Private Education Loan originations	$4,800,160	100%	$4,666,263	100%	$4,330,396	100%

Percentage of loans with a cosigner	88%		89%		90%
Average FICO at approval(2)	747		748		749
         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

(2)	Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Loan Allowance for Loan Losses Activity

	Years Ended December 31,
	2017				2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$58	$184,701	$108,816	$3,691	$—	$112,507
Less:
Charge-offs(1)	(130,063)	(954)	(579)	(131,596)	(90,203)	(1,348)	—	(91,551)
Loan Sales(2)	(4,871)	—	—	(4,871)	(6,034)	—	—	(6,034)
Plus:
Recoveries	17,635	—	11	17,646	10,382	—	—	10,382
Provision	178,542	(85)	7,138	185,595	159,511	(172)	58	159,397
Ending balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701

Troubled debt restructuring(3)	$990,351	$—	$—	$990,351	$612,606	$—	$—	$612,606

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189
Less:
Charge-offs(1)	(55,357)	(2,582)	(57,939)	(14,442)	(2,996)	(17,438)	—	(2,037)	(2,037)
Loan Sales(2)	(7,565)	—	(7,565)	(53,485)	—	(53,485)	(68,410)	—	(68,410)
Plus:
Recoveries	5,820	—	5,820	1,155	—	1,155	—	—	—
Provision	87,344	1,005	88,349	83,583	1,946	85,529	64,955	4,384	69,339
Ending balance	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081

Troubled debt restructuring(3)	$265,831	$—	$265,831	$60,278	$—	$60,278	$—	$—	$—
_________

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient, prior to being charged off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2017, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for credit losses increased $19 million compared with the year-ago period. This increase was primarily the result of an additional $2.5 billion of loans being in repayment at December 31, 2017, compared with loans being in repayment at December 31, 2016, which more than offset the benefit from an increase in LIBOR rates during the year, which had the effect of lowering the allowance for losses on our TDR portfolio, and from a change in our policy for the identification of TDRs.
The allowance for losses on our variable-rate TDR portfolio is sensitive to changes in interest rates because we set the effective interest rate used to discount the future cash flows on these loans at the time they become TDRs. As interest rates rise, the future expected cash flows on variable-rate loans increase, which will in turn increase the net present values of the loans and lower the allowance. The converse is true when interest rates decline.
In the fourth quarter of 2017, we changed our policy for identifying TDRs to include an evaluation of the refreshed FICO scores for borrowers and cosigners receiving forbearance before determining if their loans will become TDRs. This change in policy will have the effect of slowing the growth rate of our TDR portfolio, while also increasing our loss rate for the TDR portfolio. This new policy was applied prospectively beginning in the fourth quarter of 2017 and was not applied to our historic TDR balances.
Changes in our allowance for loan losses are driven in large measure by the amount and age of our loans in full principal and interest repayment. As a larger proportion of our portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase.
In 2016, we changed our methodology for determining loans in full principal and interest repayment status, and that metric now includes only loans for which scheduled full principal and interest payments were due at the end of each applicable reporting period. Private Education Loans in full principal and interest repayment status were 41 percent of our total Private Education Loan portfolio at December 31, 2017, compared with 36 percent at December 31, 2016 and 31 percent at December 31, 2015.
For a more detailed discussion of our policy for determining the identification of TDRs, the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.”
Our default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off, these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy after the Spin-Off and no longer selling potentially delinquent loans to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss emergence period from two years to one year after the Spin-Off to reflect the shorter charge-off policy and our revised servicing practices. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
For the reasons described above, many of our historical credit indicators and period-over-period trends prior to the Spin-Off are not indicative of future performance. The following results for periods prior to the Spin-Off have not been adjusted to reflect what the delinquencies, charge-offs and recoveries would have been had we not sold delinquent loans to Navient.

The table below presents our Private Education Loan delinquency trends. Loans in repayment includes loans on which borrowers are making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,757,732		$4,189,955		$3,427,964
Loans in forbearance(2)	468,402		351,962		241,207
Loans in repayment and percentage of each status:
Loans current	11,911,128	97.6%	9,509,394	97.9%	6,773,095	97.8%
Loans delinquent 31-60 days(3)	179,002	1.5	124,773	1.3	91,129	1.3
Loans delinquent 61-90 days(3)	78,292	0.6	51,423	0.5	42,048	0.6
Loans delinquent greater than 90 days(3)	37,611	0.3	24,168	0.3	20,994	0.3
Total Private Education Loans in repayment	12,206,033	100.0%	9,709,758	100.0%	6,927,266	100.0%
Total Private Education Loans, gross	17,432,167		14,251,675		10,596,437
Private Education Loans deferred origination costs	56,378		44,206		27,884
Total Private Education Loans	17,488,545		14,295,881		10,624,321
Private Education Loans allowance for losses	(243,715)		(182,472)		(108,816)
Private Education Loans, net	$17,244,830		$14,113,409		$10,515,505

Percentage of Private Education Loans in repayment		70.0%		68.1%		65.4%

Delinquencies as a percentage of Private Education Loans in repayment		2.4%		2.1%		2.2%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.7%		3.5%		3.4%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance at beginning of period	$182,472	$108,816	$78,574	$61,763	$65,218
Provision for Private Education Loan losses	178,542	159,511	87,344	83,583	64,955
Net charge-offs:
Charge-offs(1)	(130,063)	(90,203)	(55,357)	(14,442)	—
Recoveries	17,635	10,382	5,820	1,155	—
Net charge-offs	(112,428)	(79,821)	(49,537)	(13,287)	—
Loan sales(2)	(4,871)	(6,034)	(7,565)	(53,485)	(68,410)
Allowance at end of period	$243,715	$182,472	$108,816	$78,574	$61,763

Allowance as a percentage of ending total loans	1.40%	1.28%	1.03%	0.95%	0.94%
Allowance as a percentage of ending loans in repayment(3)	2.00%	1.88%	1.57%	1.53%	1.55%
Allowance coverage of net charge-offs	2.17	2.29	2.20	5.91	—
Net charge-offs as a percentage of average loans in repayment(3)	1.03%	0.96%	0.82%	0.30%	—
Delinquencies as a percentage of ending loans in repayment(3)	2.42%	2.06%	2.23%	2.01%	0.99%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(3)	3.70%	3.50%	3.36%	2.56%	0.41%
Ending total loans, gross	$17,432,167	$14,251,675	$10,596,437	$8,311,376	$6,563,342
Average loans in repayment(3)	$10,881,058	$8,283,036	$6,031,741	$4,495,709	$3,509,502
Ending loans in repayment(3)	$12,206,033	$9,709,758	$6,927,266	$5,149,215	$3,972,317
_______

(1)
Prior to the Spin-Off, we sold all loans greater than 90 days delinquent to an entity that is now a subsidiary of Navient, prior to being charged off. Consequently, many of the pre-Spin-Off, historical credit indicators and period-over-period trends are not comparable and may not be indicative of future performance.

(2)	Represents fair value adjustments on loans sold.

(3)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

     As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment increased over the past three years primarily as a result of an increase in the balance of our TDRs, for which we hold a life-of-loan allowance.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2017, loans in forbearance status as a percentage of total Private Education Loans in repayment and forbearance were 2.7 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 74 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,758	$4,758
Loans in forbearance	272	74	58	36	28	—	468
Loans in repayment - current	3,855	3,095	2,326	1,436	1,199	—	11,911
Loans in repayment - delinquent 31-60 days	78	36	28	19	18	—	179
Loans in repayment - delinquent 61-90 days	35	16	12	7	8	—	78
Loans in repayment - delinquent greater than 90 days	17	8	5	4	4	—	38
Total	$4,257	$3,229	$2,429	$1,502	$1,257	$4,758	17,432
Unamortized discount							57
Allowance for loan losses							(244)
Total Private Education Loans, net							$17,245

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.15%	0.58%	0.46%	0.29%	0.22%	—%	3.70%

(Dollars in millions) December 31, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,190	$4,190
Loans in forbearance	211	56	42	25	18	—	352
Loans in repayment - current	3,437	2,739	1,766	876	692	—	9,510
Loans in repayment - delinquent 31-60 days	55	29	20	11	10	—	125
Loans in repayment - delinquent 61-90 days	23	12	8	4	4	—	51
Loans in repayment - delinquent greater than 90 days	11	5	4	2	2	—	24
Total	$3,737	$2,841	$1,840	$918	$726	$4,190	14,252
Unamortized discount							43
Allowance for loan losses							(182)
Total Private Education Loans, net							$14,113

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.10%	0.55%	0.42%	0.25%	0.18%	—%	3.50%

(Dollars in millions) December 31, 2015	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,428	$3,428
Loans in forbearance	150	38	26	16	11	—	241
Loans in repayment - current	2,834	2,026	1,037	485	391	—	6,773
Loans in repayment - delinquent 31-60 days	43	19	13	8	7	—	90
Loans in repayment - delinquent 61-90 days	21	9	6	3	3	—	42
Loans in repayment - delinquent greater than 90 days	12	4	3	1	2	—	22
Total	$3,060	$2,096	$1,085	$513	$414	$3,428	10,596
Unamortized discount							29
Allowance for loan losses							(109)
Total Private Education Loans, net							$10,516

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.09%	0.53%	0.36%	0.22%	0.16%	—%	3.36%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type for the years ended December 31, 2017 and 2016.

	December 31, 2017
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$190,571	$94,221	$11,907,047	$14,194	$12,206,033
$ in total	$352,456	$95,293	$16,969,941	$14,477	$17,432,167

	December 31, 2016
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$164,725	$29,212	$9,501,040	$14,781	$9,709,758
$ in total	$334,512	$29,430	$13,872,378	$15,355	$14,251,675
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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2017	$951,138	$1,372	$4,664
December 31, 2016	$739,847	$845	$2,898
December 31, 2015	$542,919	$791	$3,332
December 31, 2014	$445,710	$443	$3,517
December 31, 2013	$333,857	$1	$4,076

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
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2017	2016	2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$17,723	$18,133	$9,817
Sallie Mae Bank(1)	1,516,616	1,900,660	2,406,402
Available-for-sale investments	244,088	208,603	195,391
Total unrestricted cash and liquid investments	$1,778,427	$2,127,396	$2,611,610
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$24,892	$19,426	$17,241
Sallie Mae Bank(1)	1,317,147	1,422,335	1,377,171
Available-for-sale investments	227,322	204,905	176,036
Total unrestricted cash and liquid investments	$1,569,361	$1,646,666	$1,570,448
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

 Deposits

The following table summarizes total deposits.

	December 31,
(Dollars in thousands)	2017	2016
Deposits - interest bearing	$15,504,330	$13,434,990
Deposits - non-interest bearing	1,053	677
Total deposits	$15,505,383	$13,435,667

Our total deposits of $15.5 billion were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits at December 31, 2017, compared to total deposits of $13.4 billion, which were comprised of $7.1 billion in brokered deposits and $6.3 billion in retail and other deposits, at December 31, 2016.
Interest bearing deposits as of December 31, 2017 and 2016 consisted of retail non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and brokered and retail CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.5 billion of our deposit total as of December 31, 2017, compared with $5.4 billion at December 31, 2016.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $9.4 million, $10.1 million, and $10.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. Fees paid to third-party brokers related to brokered CDs were $12.2 million, $4.4 million, and $4.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Interest bearing deposits at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,731,966	1.80%	$7,129,404	1.22%
Savings	738,243	1.10	834,521	0.84
Certificates of deposit	7,034,121	1.93	5,471,065	1.41
Deposits - interest bearing	$15,504,330		$13,434,990
__
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of December 31, 2017 and 2016, there were $395.5 million and $304.5 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $27.8 million and $18.9 million at December 31, 2017 and 2016, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of December 31, 2017, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 87.6 percent and 12.4 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2017.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2017 and December 31, 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $19.6 million and $44.6 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of December 31, 2017, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review, and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of December 31, 2017.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$19,558
Exposure to counterparties with credit ratings, net of collateral	$8,527
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Tax Cuts and Jobs Act of 2017

On December 22, 2017, The Tax Act was signed into law. The Tax Act will have an ongoing effect on our future financial performance.  Some of the expected impacts include:

•	Reduction of the Federal statutory corporate tax rate to 21 percent from 35 percent.

•
Non-deductibility of a portion or all of our FDIC assessment fees. The non-deductible amount is based on a ratio of consolidated assets, less $10 billion, to $40 billion. The FDIC assessment fee deduction is eliminated once a taxpayer has consolidated assets of $50 billion.

•
Non-deductibility of executive compensation for a “covered employee” in excess of $1 million. The term “covered employee” includes the Chief Executive Officer, the Chief Financial Officer, and three other highest paid officers. Once an individual is treated as a covered employee, the employee remains a covered employee for all future years.

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth and operating needs, address unexpected credit risks and to protect the interests of depositors and the DIF. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We believe that current and projected capital levels are appropriate for 2018. As our balance sheet continues to grow in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
The Bank must comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, are being phased in over several years. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Bank is subject to the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a phased-in Common Equity Tier 1 capital conservation buffer: 1.25 percent of risk-weighted assets for 2017; 1.875 percent for 2018; and the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
As of December 31, 2017, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 11.9 percent, a Total risk-based capital ratio of 13.1 percent and a Tier 1 leverage ratio of 11.0 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2017, 2016 and 2015. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.
Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The following table summarizes our secured borrowings at December 31, 2017 and 2016. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings.”

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,539	$196,539	$—	$—	$—
Total unsecured borrowings	—	196,539	196,539	—	—	—

Secured borrowings:
Private Education Loan term securitizations	—	3,078,731	3,078,731	—	2,167,979	2,167,979
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	3,078,731	3,078,731	—	2,167,979	2,167,979

Total	$—	$3,275,270	$3,275,270	$—	$2,167,979	$2,167,979

Short-term borrowings
On February 22, 2017 and February 21, 2018, we amended and extended the maturity of our $750.0 million ABCP Facility. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur). For additional information, see Notes to Consolidated Financial Statements, Note 24, “Subsequent Events.” At December 31, 2017, there were no borrowings outstanding under the ABCP Facility.

Long-term borrowings
Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2017, the outstanding balance was $197 million.
Secured Financings
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At December 31, 2017, $733 million of our Private Education Loans were encumbered as a result of this transaction.
On November 8, 2017, we executed our $676 million SMB Private Education Loan Trust 2017-B term ABS transaction, which was accounted for as a secured financing. We sold $676 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $674 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.07 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.80 percent. At December 31, 2017, $698 million of our Private Education Loans were encumbered as a result of this transaction.
Borrowed Funds
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2017. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2017 and 2016.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2017 and December 31, 2016, the value of our pledged collateral at the FRB was $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2017 and 2016.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2017, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At December 31, 2017, we had a $1.9 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, term funding commitments, unsecured debt, loan commitments and lease obligations at December 31, 2017.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)(2)	$4,330,193	$4,755,055	$1,786,071	$73,050	$10,944,369
Private Education Loan term securitizations(1)(3)	435,606	1,065,767	937,864	656,997	3,096,234
Unsecured debt	—	—	200,000	—	200,000
Loan commitments(1)	1,837,772	1,068	—	—	1,838,840
Lease obligations	4,595	8,686	6,875	9,686	29,842
Total contractual cash obligations	$6,608,166	$5,830,576	$2,930,810	$739,733	$16,109,285
____
(1) Interest obligations are either variable or fixed in nature.
(2) Excludes derivative market value adjustments of $34 million.
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
Allowance for Loan Losses

In determining the allowance for loan losses on our Private Education Loan non-TDR portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected “loss emergence period,” which represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance) and how much we expect to recover over the same one-year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses.

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

Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months. All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. Until the fourth quarter of 2017, we generally considered a loan that was in full principal and interest repayment status which had received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit.

Beginning in the fourth quarter of 2017, we revised the policy described above for identifying when a loan should be classified as a TDR due to forbearance. Historically, all loans receiving forbearance under the thresholds described above were classified as TDRs. However, with the refinement, those loans with a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will not be classified as TDRs, while loans with a FICO score under the threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will be classified as TDRs, once they reach our policy limit for forbearances described above (i.e., more than three months in a 24-month period, subject to the exceptions described for the first nine months after a loan enters full principal and interest repayment status).This change in our determination of when loans should be classified as TDRs does not affect any of our existing loans classified as TDRs and it does not change any of the existing thresholds regarding length of forbearance for becoming a TDR. Instead, it is an additional filter in the TDR analysis that is applied after the loan has met the requisite number of months in forbearance. This change was adopted prospectively beginning in the fourth quarter of 2017 and had an immaterial effect on the allowance for loan losses and provision for loan losses.

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
We maintain an allowance for Personal Loan losses at an amount sufficient to absorb probable losses incurred in this portfolio at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2017, there were no Personal Loans classified as TDRs.

FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

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
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of December 31, 2017, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 87.6 percent and 12.4 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2017.

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
Risk Oversight
Our Board of Directors oversees our overall strategic direction, including our risk management capability and effectiveness. The Board has oversight of key policies as well as the risk management framework developed and administered by the management team. We have a robust process to escalate to the Board meaningful departures from our risk appetite statements.
The Board of Directors oversaw the continued development and maturation of the ERM program. Advances were made in risk identification and aggregation as well as reporting and escalation.
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified, remediated where appropriate, controlled and reported. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks inherent in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures (including activities performed by third-party contractors). Our ERM and Compliance functions constitute the “second line of defense” and provide oversight of the execution by the first line of defense. Rather than focusing on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports. The lines of defense distinction determines accountabilities; the ERM framework contains the processes and infrastructure necessary to deliver on those accountabilities.

Enterprise Risk Management Policy and Framework
The ERM policy and risk appetite framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and reported. The ERM policy, the risk appetite framework and the related policies and procedures constitute the core of the overall governance program.
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
Risk Committee. The Risk Committee was established to assist the Board in fulfilling its risk management oversight responsibilities. Annually, the Risk Committee recommends the ERM policy and the risk appetite framework to the Board of Directors for approval. The Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer (the “CRO”).
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
Compliance Committee. The purpose of the Compliance Committee of the Board of Directors of the Bank is to assist the Board of Directors in: (1) overseeing the continuing maintenance and enhancement of a strong and sustainable compliance culture; (2) providing oversight of the compliance management system; (3) approving sound policies and objectives and effectively supervising all compliance - related activities; (4) ensuring that the Bank has a qualified Chief Compliance Officer with sufficient authority, independence and resources to administer an effective compliance management system; (5) ensuring our compliance with the Code of Business Conduct; and (6) exercising and performing all other duties and responsibilities delegated to the Committee.

Management-Level Committee Structure
Enterprise Risk Committee. The ERC is authorized by the Risk Committee of the Board of Directors to provide management oversight of compliance with the risk appetite framework. The ERC is the conduit from management to the Risk Committee of the Board and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub-committees to assist in the fulfillment of its oversight activities. During 2017, we operated the following sub-committees:
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

Compliance Committee. Our management-level Bank Compliance Committee is authorized by the Compliance Committee of the Board of Directors of the Bank to oversee regulatory compliance risk management activities for the Bank and its affiliates.
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

We have credit or counterparty risk exposure with borrowers and cosigners on loans we have made or purchased, the various counterparties with whom we have entered into derivative contracts, and the various issuers with whom we make investments. Credit and counterparty risks are overseen by the CRO, his staff and the Credit Committee. The CRO, as well as the Chief Credit Officer of the Bank, report regularly to the Board of Directors.

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

Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on the amount of exposure we may take with any one counterparty and require collateral to secure the position. The credit and counterparty risk associated with derivatives is measured based on the replacement cost should the counterparty with contracts in a gain position to us fail to perform under the terms of the contract.

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

Operational risk exposures are managed through a combination of first line of defense risk, and control activities and second line of defense oversight. The ORC is the management committee responsible for operational risk, and it supports the ERC in its oversight duties. The ORC is responsible for escalation to the ERC, as appropriate. Additionally, operational risk metrics, thresholds and limits are included in the periodic reporting to the Risk Committee of the Board.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads or other volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk and other risks that arise through the management of our investment, debt and loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Chief Financial Officer provides reports to the Risk Committee of the Board of Directors on market risk management.

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

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2017, 432 million shares were issued and outstanding and 46 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 12, “Stockholders’ Equity” for additional details.

Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms that have expired or will expire within the next one to two years.

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

Indemnification Obligations

Navient is legally responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to the DOJ Consent Order. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2017 was $35 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $25 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions was $108 million at December 31, 2017. See Notes to the Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and $48 million of Private Education Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2017, we held approximately $48 million of Split Loans.

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12.0 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2016, the Bank sold loans to the Purchasers in the amount of $15.7 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2015, the Bank sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2017, 2016 and 2015, respectively. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5.0 million, $6.0 million and $7.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. Navient is the servicer for all of these loans.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, the majority of the Bank’s earning assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2017 and 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. As the results of this interest rate scenario project a more negative impact to both earnings and to the economic value of equity than the upward shock of 100 basis points, the results of the downward rate shock of 100 basis points have been reflected in the table below. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed slightly from the prior year’s results.

	December 31,
	2017			2016
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+8.8%	+2.9%	-2.8%	+7.4%	+2.4%
EAR - Ramp	+6.9%	+2.2%	-1.8%	+5.8%	+1.6%
EVE	+6.4%	+2.0%	-1.9%	+2.6%	+0.9%

The EVE results in the table above reflect a change in the modeling assumptions for our indeterminate maturity retail deposit balances, which are now known to persist longer than previously assumed. Without the modeling changes, the results would have been +5.4 percent for the “+300 basis points shock,” +1.6 percent for the “+100 basis points shock” and -1.4 percent for the “-100 basis points shock”.
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
As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. Asset securitization and fixed-rate CDs provide intermediate to long-term fixed-rate funding for some of these assets. Additionally, a portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable-rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the Company to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of December 31, 2017, there were $3.8 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “(losses) gains on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$138.9	$—	$138.9
Prime	monthly	4.9	—	4.9
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,426.9	7,579.2	5,847.7
1-month LIBOR	daily	788.7	—	788.7
Non-Discrete reset(2)	daily/weekly	1,636.2	3,118.3	(1,482.1)
Fixed Rate(3)		5,784.0	10,682.9	(4,898.9)
Total		$21,779.6	$21,779.6	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as effective hedges.

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
  The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, Non-Discrete reset and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.1 billion of equity and $0.5 billion of non-interest bearing liabilities.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2017.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.53
Personal Loans	1.46
Cash and investments	0.75
Total earning assets	5.01

Deposits
Short-term deposits	0.11
Long-term deposits	2.60
Total deposits	0.59

Borrowings
Short-term borrowings	—
Long-term borrowings	4.16
Total borrowings	4.16

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report, under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2018 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2018 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, is incorporated herein by reference.

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

4.2
First Supplemental Indenture dated as of April 5, 2017 between SLM Corporation and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 5, 2017).

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

10.52†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2016 Management Incentive Plan Award (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.53†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.54†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.55†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 19, 2017).

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
Dated: February 23, 2018

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2018

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 23, 2018

/S/ PAUL G. CHILD
Paul G. Child	Director	February 23, 2018

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 23, 2018

/S/ EARL A. GOODE
Earl A. Goode	Director	February 23, 2018

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 23, 2018

/S/ JIM MATHESON
Jim Matheson	Director	February 23, 2018

/S/ JED H. PITCHER
Jed H. Pitcher	Director	February 23, 2018

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 23, 2018

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 23, 2018

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 23, 2018

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 23, 2018

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 23, 2018

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia
February 23, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
McLean, Virginia
February 23, 2018

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,534,339	$1,918,793
Available-for-sale investments at fair value (cost of $247,607 and $211,406, respectively)	244,088	208,603
Loans held for investment (net of allowance for losses of $251,475 and $184,701, respectively)	18,567,641	15,137,922
Restricted cash and investments	101,836	53,717
Other interest-earning assets	21,586	49,114
Accrued interest receivable	967,482	766,106
Premises and equipment, net	89,748	87,063
Tax indemnification receivable	168,011	259,532
Other assets	84,853	52,153
Total assets	$21,779,584	$18,533,003

Liabilities
Deposits	$15,505,383	$13,435,667
Long-term borrowings	3,275,270	2,167,979
Income taxes payable, net	102,285	184,324
Upromise member accounts	243,080	256,041
Other liabilities	179,310	141,934
Total liabilities	19,305,328	16,185,945
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 0 and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 443.5 million and 436.6 million shares issued, respectively	88,693	87,327
Additional paid-in capital	1,222,277	1,175,564
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $1,696 and ($5,364), respectively)	2,748	(8,671)
Retained earnings	868,182	595,322
Total SLM Corporation stockholders’ equity before treasury stock	2,581,900	2,414,542
Less: Common stock held in treasury at cost: 11.1 million and 7.7 million shares, respectively	(107,644)	(67,484)
Total equity	2,474,256	2,347,058
Total liabilities and equity	$21,779,584	$18,533,003

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Loans	$1,413,505	$1,060,487	$817,120
Investments	8,288	9,160	10,247
Cash and cash equivalents	15,510	7,599	3,751
Total interest income	1,437,303	1,077,246	831,118
Interest expense:
Deposits	223,691	148,408	116,391
Interest expense on short-term borrowings	6,341	7,322	6,490
Interest expense on long-term borrowings	78,050	30,178	5,738
Total interest expense	308,082	185,908	128,619
Net interest income	1,129,221	891,338	702,499
Less: provisions for credit losses	185,765	159,405	90,055
Net interest income after provisions for credit losses	943,456	731,933	612,444
Non-interest income (loss):
Gains on sales of loans, net	—	230	135,358
(Losses) gains on derivatives and hedging activities, net	(8,266)	(958)	5,300
Other income	5,364	69,544	41,935
Total non-interest income (loss)	(2,902)	68,816	182,593
Non-interest expenses:
Compensation and benefits	213,319	183,996	158,975
FDIC assessment fees	28,950	19,209	14,348
Other operating expenses	206,351	182,202	175,772
Total operating expenses	448,620	385,407	349,095
Acquired intangible asset amortization expense	469	906	1,480
Restructuring and other reorganization expenses	—	—	5,398
Total non-interest expenses	449,089	386,313	355,973
Income before income tax expense	491,465	414,436	439,064
Income tax expense	202,531	164,109	164,780
Net income	288,934	250,327	274,284
Preferred stock dividends	15,714	21,204	19,595
Net income attributable to SLM Corporation common stock	$273,220	$229,123	$254,689
Basic earnings per common share attributable to SLM Corporation	$0.63	$0.54	$0.60
Average common shares outstanding	431,216	427,876	425,574
Diluted earnings per common share attributable to SLM Corporation	$0.62	$0.53	$0.59
Average common and common equivalent shares outstanding	438,551	432,919	432,234
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$288,934	$250,327	$274,284
Other comprehensive income (loss):
Unrealized losses on investments	(716)	(1,792)	(2,205)
Unrealized gains (losses) on cash flow hedges	19,195	13,764	(5,224)
Total unrealized gains (losses)	18,479	11,972	(7,429)
Income tax (expense) benefit	(7,060)	(4,584)	2,763
Other comprehensive income (losses), net of tax (expense) benefit	11,419	7,388	(4,666)
Total comprehensive income	$300,353	$257,715	$269,618

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	288,934	—	288,934
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11,419	—	—	11,419
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	300,353
Cumulative effect of the new stock compensation standard	—	—	—	—	—	—	429	—	(264)	—	165
Cash dividends:
Preferred Stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(3,961)	—	(3,961)
Preferred Stock, series B ($2.91 per share)	—	—	—	—	—	—	—	—	(11,753)	—	(11,753)
Redemption of Series A Preferred Stock	(3,300,000)	—	—	—	(165,000)	—	—	—	—	—	(165,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	6,831,108		6,831,108	—	1,366	18,289	—	—	—	19,655
Stock-based compensation expense	—	—	—	—	—	—	27,899	—	—	—	27,899
Shares repurchased related to employee stock-based compensation plans	—	—	(3,358,417)	(3,358,417)	—	—	—	—	—	(40,160)	(40,160)
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net income	$288,934	$250,327	$274,284
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	185,765	159,405	90,055
Deferred tax benefit	(58,752)	(88,732)	(77,227)
Amortization of brokered deposit placement fee	9,372	10,133	10,510
Amortization of ABCP Facility upfront fee	1,316	1,229	2,337
Amortization of deferred loan origination costs and fees, net	8,258	5,811	3,746
Net amortization of discount on investments	2,082	2,043	1,716
Loss (income) on tax indemnification receivable	31,888	(12,283)	(5,398)
Depreciation of premises and equipment	11,171	9,592	7,437
Amortization of acquired intangibles	469	906	1,480
Stock-based compensation expense	27,899	22,944	21,598
Unrealized losses (gains) on derivative and hedging activities, net	7,248	2,263	(2,500)
Gains on sale of loans, net	—	(230)	(135,358)
Other adjustments to net income, net	5,836	3,524	(306)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	—	—	55
Origination of loans held for sale	—	—	(55)
Increase in accrued interest receivable	(703,081)	(582,361)	(377,648)
Decrease (increase) in restricted cash and investments, net	4,247	(3,559)	(737)
Decrease in other interest-earning assets	27,528	5,731	17,634
Decrease in tax indemnification receivable	59,633	59,633	59,633
Increase in other assets	(72,920)	(47,162)	(18,070)
(Decrease) increase in income tax payable, net	(19,687)	(20,647)	62,953
Increase in accrued interest payable	14,304	3,736	303
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(593)	553	(6,774)
Increase (decrease) in other liabilities	2,171	14,562	(14,731)
Total adjustments	(455,846)	(452,909)	(359,347)
Total net cash used in operating activities	(166,912)	(202,582)	(85,063)
Investing activities
Loans acquired and originated	(5,243,732)	(4,698,548)	(4,366,651)
Net proceeds from sales of loans held for investment	6,992	9,521	1,547,373
Proceeds from claim payments	49,146	64,869	111,580
Net decrease in loans held for investment	2,065,727	1,332,341	913,005
Increase in restricted cash and investment - variable interest entities	(52,366)	(22,178)	(22,439)
Purchases of available-for-sale securities	(78,327)	(55,767)	(64,112)
Proceeds from sales and maturities of available-for-sale securities	40,044	38,721	33,735
Total net cash used in investing activities	(3,212,516)	(3,331,041)	(1,847,509)
Financing activities
Brokered deposit placement fee	(12,200)	(4,371)	(4,098)
Net increase (decrease) increase in certificates of deposit	1,579,615	(434,740)	611,643
Net increase in other deposits	508,389	2,412,221	324,518
Issuance costs for collateralized borrowings	—	(2,090)	—
Borrowings collateralized by loans in securitization trusts - issued	1,440,127	1,775,692	620,681
Borrowings collateralized by loans in securitization - repaid	(534,905)	(187,686)	(41,976)
Borrowings under ABCP Facility	300,000	376,325	1,210,180

Repayment of borrowings under ABCP Facility	(300,000)	(876,500)	(710,005)
Fees paid - ABCP Facility	(1,281)	(1,450)	(2,337)
Issuance costs for unsecured debt offering	(1,057)	—	—
Unsecured debt issued	197,000	—	—
Redemption of Series A Preferred Stock	(165,000)	—	—
Preferred stock dividends paid	(15,714)	(21,204)	(19,595)
Net cash provided by financing activities	2,994,974	3,036,197	1,989,011
Net (decrease) increase in cash and cash equivalents	(384,454)	(497,426)	56,439
Cash and cash equivalents at beginning of year	1,918,793	2,416,219	2,359,780
Cash and cash equivalents at end of year	$1,534,339	$1,918,793	$2,416,219
Cash disbursements made for:
Interest	$269,017	$169,854	$111,563
Income taxes paid	$282,278	$271,721	$205,698
Income taxes refunded	$(1,401)	$(86)	$(25,151)

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” “our” or “us”) is a holding company that operates through a number of subsidiaries. Its predecessor was formed in 1972 as the Student Loan Marketing Association, a federally-chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. The GSE’s federal charter prohibited it from originating student loans in the primary market.
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
On November 3, 2005, SLM Corporation formed Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), to fund and originate Private Education Loans on behalf of SLM Corporation. While the Bank first originated Private Education Loans in February 2006, SLM Corporation continued to purchase a portion of its Private Education Loans (hereinafter defined) from its third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for SLM Corporation beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.

On April 30, 2014, we completed our plan to legally separate into two distinct publicly-traded entities: an education loan management, servicing and asset recovery business, named Navient Corporation (“Navient”), which retained all assets and liabilities generated prior to the Spin-Off (hereinafter defined) other than those explicitly retained by SLM Corporation; and a consumer banking business, named SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law, which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly-traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly-constituted SLM Corporation. The separation and distribution were accounted for on a substantially tax-free basis.

Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include FFELP Loans. The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. The Bank is regulated by the Utah Department of Financial Institutions (the “UDFI”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). We also operate Upromise, Inc. (“Upromise”), a save-for-college rewards program helping Americans save for higher education.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies
Use of Estimates and Assumptions
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in the Federal Reserve Bank of San Francisco (the “FRB”) and commercial bank accounts, and other short-term liquid instruments with original maturities of three months or less. Fees associated with investing cash and cash equivalents are amortized into interest income using the effective interest rate method.
Investments
Investments consisted of mortgage-backed securities and Utah Housing Corporation bonds. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
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
Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan, Personal Loan, and FFELP Loan portfolios.

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
In determining the allowance for loan losses on our Private Education Loans that are not troubled debt restructurings (“TDRs”), we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss event and default) using a roll rate model and how much we expect to recover over the same one-year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.
In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses.
Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our roll rate model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. Once a charge-off forecast is estimated, a recovery assumption is layered on top. In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
The roll rate analysis model is based upon actual experience using the 120 day charge-off default aversion strategies. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.
In the fourth quarter of 2015, we stopped our previous practice of selling all defaulted loans to third-parties and began collecting on some defaulted loans in-house. It is our expectation that in the future we will continue to collect on defaulted loans in-house as well as sell defaulted loans to third-parties. Prior to this change in practice, we only used estimates of what we would receive from the sale of delinquent loans in estimating recoveries. For December 31, 2017 and 2016, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In connection with the Spin-Off, the agreement under which the Bank previously made sales of defaulted loans to an affiliate was amended so that the Bank now has the right to require Navient to purchase (at fair value) loans only where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2017, we held approximately $48 million of Split Loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Allowance for Personal Loans
In December 2016, we began to acquire newly-originated personal loans (“Personal Loans”). We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in this portfolio at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2017, and 2016, we held $393.7 million and $12.8 million, respectively, in Personal Loans, net of allowance. At December 31, 2017, there were no Personal Loans classified as TDRs.
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
We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. Until the fourth quarter of 2017, we generally considered a loan that was in full principal and interest repayment status which had received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit.
Beginning in the fourth quarter of 2017, we revised the policy described above for identifying when a loan should be classified as a TDR due to forbearance. Historically, all loans receiving forbearance under the thresholds described above were classified as TDRs. However, with the refinement, those loans with a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will not be classified as TDRs, while loans with a FICO score under the threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will be classified as TDRs, once they reach our policy limit for forbearances described above (i.e., more than three months in a 24-month period, subject to the exceptions described for the first nine months after a loan enters full principal and interest repayment status).This change in our determination of when loans should be classified as TDRs does not affect any of our existing loans classified as TDRs and it does not change any of the existing thresholds regarding length of forbearance for becoming a TDR. Instead, it is an additional filter in the TDR analysis that is applied after the loan has met the requisite number of months in forbearance. This change was adopted prospectively beginning in the fourth quarter of 2017 and had an immaterial effect on the allowance for loan losses and provision for loan losses.
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2017 and 2016, approximately 66 percent and 69 percent, respectively, of TDRs were classified as such due to their forbearance status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Key Credit Quality Indicators
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
For Personal Loans, we consider FICO scores at origination and seasoning to be our key credit quality indicators for the same reasons discussed above.
Certain Private Education Loans do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans is generally low while the borrower is in school. At December 31, 2017 and 2016, 27 percent and 29 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
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
As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.
We consider a loan to be delinquent 31 days after the last payment was contractually due. We use a model to estimate the amount of uncollectible accrued interest on Private Education Loans and reserve for that amount against current period interest income.
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.
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

Deposits
Our retail deposit accounts are principally certificates of deposit (“CDs”), money market deposit accounts (“MMDAs”) and high-yield savings (“HYS”) accounts. CDs are accounts that have a stipulated maturity and interest rate. Retail CDs may be withdrawn early, but a penalty is assessed. MMDA and HYS accounts are both interest and non-interest bearing accounts that have no maturity or expiration date. For retail MMDA and HYS accounts, the depositor may be required to give written notice of any intended withdrawal not less than seven days before the withdrawal is made, although this provision is not generally enforced.
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

Loan Interest Income
For all loans, including impaired loans, classified as “held for investment,” we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. We consider our constant prepayment rate (“CPR”) estimates a significant accounting assumption used to measure the expected prepayment activity in our education loan portfolio. The estimates are based on a number of factors such as historical prepayment rates for loans with similar loan characteristics, assumptions about portfolio composition and loan terms, and the prepayment curve’s tendency to follow a ramp pattern (i.e., the prepayment rate typically increases during the in-school and early repayment periods, then stabilizes). The CPR measures the expected prepayment activity over the life of the loan and is applied as a flat-rate input assumption when used in forecasting. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. Because of this, we do not place loans in nonaccrual status prior to charge-off. We do not amortize any adjustments to the basis of education loans when they are classified as held-for-sale.
Our CPR estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. CPR estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. In instances where there are changes to the assumptions, amortization of deferred direct origination and acquisition costs is adjusted on a cumulative basis to reflect the change since the origination or purchase of the loan. For the year ended December 31, 2017, our CPR for Private Education Loans was 5.94 percent, compared with a CPR of 5.00 percent for the year ended December 31, 2016.
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
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, and brokered and retail MMDAs, as well as on unsecured and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our

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
Gains on Sale of Loans, Net

We may participate and sell loans to third-parties and affiliates, including entities that were related parties prior to the Spin-Off. These sales may occur through whole loan sales or securitization transactions that qualify for sales treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment, and were transferred to held-for-sale immediately prior to sale or securitization. We did not sell loans in 2017 and 2016.

Prior to the Spin-Off, the Bank sold loans to an entity that is now a subsidiary of Navient when loans became 90 days delinquent and to facilitate securitization transactions. Subsequent to the Spin-Off, we sold loans through loan sales and securitization transactions with third-parties (including Navient) resulting in a net gain on sale of loans of $135 million for the year ended December 31, 2015. See Note 16, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
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
Also included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, fees related to our credit card affinity program, income for servicing private student loans for third-parties and changes to our tax indemnification receivable from Navient.
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
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 11, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily payments historically treated as the posting of collateral (variation margin payments) being considered as the legal settlement of the outstanding exposure of the derivative. While the CME rule, which became effective in January 2017, is mandatory, the LCH allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of December 31, 2017, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 87.6 percent and 12.4 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2017.
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
The majority of our derivatives qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, are documented.
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
Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant. We do not apply a forfeiture rate to our stock-based compensation expense, but rather record forfeitures when they occur. We record all excess tax benefits/deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statements of income.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which lowered federal corporate income tax rates from 35 percent to 21 percent, beginning January 1, 2018. Because the Tax Act was enacted during the fourth-quarter 2017, we were required to reflect the application of the lower tax rate in future years to our deferred assets, liabilities and indemnification receivables. We recognized additional discrete tax expense of $15 million for the year ended December 31, 2017, primarily due to the remeasurement of our deferred tax assets and liabilities following the enactment of the Tax Act. At December 31, 2017, our accounting for the Tax Act is complete under the SEC’s Staff Accounting Bulletin No. 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.
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
In connection with the Spin-Off, we became the taxpayer legally responsible for $283 million of deferred taxes payable (installment payments due quarterly through 2018) in connection with gains recognized by pre-Spin-Off SLM on debt repurchases in prior years. As part of the tax sharing agreement between us and Navient, Navient agreed to fully pay us for these deferred taxes due. An indemnification receivable of $291 million was recorded in connection with the Spin-Off, which represented the fair value of the future payments under the agreement based on a discounted cash flow model. We accrue interest income on the indemnification receivable using the interest method.
In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to other income in the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2017, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $62 million ($37 million related to deferred taxes and $25 million related to uncertain tax positions) and the remaining indemnification receivable balance is $60 million ($35 million related to deferred taxes and $25 million related to uncertain tax positions).
In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. In 2016, we recorded adjustments that increased our tax indemnification receivable and income taxes payable by $120 million and increased our other income and income tax expense by $9 million, as we believe we are indemnified by Navient for these additional tax liabilities. Accordingly, there was no effect on equity or net income as a result of these corrections in the prior periods. These uncertain tax position liabilities and related assets are accounted for consistent with our existing accounting policies for these kinds of assets and liabilities. The remaining balance of the indemnification receivable related to these uncertain tax positions was $108 million at December 31, 2017.
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2016 and 2015, to be consistent with classifications adopted for 2017, which had no effect on net income, total assets or total liabilities.
Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended the stock compensation guidance. The amendments simplified the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard became effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We adopted this standard effective January 1, 2017 and recorded an $8.5 million benefit in income tax expense because of this new standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Recently Issued but Not Yet Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The new revenue recognition model is effective for the Company on January 1, 2018. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore our net interest income should not be affected.
Certain of our fee income related to our Upromise rewards business is within the scope of these rules. Management has concluded that timing and measurement of fee income related to our Upromise rewards business will remain substantially unchanged under the new standard. This conclusion covers the vast majority of our revenue that is within the scope of the new standard. Upon adoption in 2018, management does not anticipate a restatement of prior period amounts.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU No. 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. The new standard is effective for the Company on January 1, 2018. We have concluded that this ASU will not result in different conclusions regarding our revenue arrangements that involve a principal-agent relationship.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU does not change the guidance for classifying and measuring investments in debt securities or loans. The standard requires entities to measure certain cost-method equity investments at fair value with changes in value recognized in net income. Equity investments that do not have readily determinable fair values will be carried at cost, less any impairment, plus or minus changes resulting from any observable price changes in orderly transactions for an identical or similar investment of the same issuer. This ASU requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans) on the balance sheet or the accompanying notes to the financial statements. We have concluded that the adoption in 2018 will not materially affect our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU eliminates the incurred loss threshold for initial recognition of credit impairment in current GAAP and replaces it with the expected loss concept. For all loans carried at amortized cost, we will be required to measure our allowance for loan losses based on our current estimate of all expected credit losses (“CECL”) over the remaining contractual term of the assets. Because it eliminates the incurred loss trigger, the new accounting guidance will

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

require us, upon the origination of a loan, to record an estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
The standard will become effective for us on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. We have evaluated the standard and initiated implementation efforts. We recently identified our CECL systems solution provider and expect to finish implementing the system in 2018 and then run parallel to our current process in 2019, in preparation for the 2020 implementation date. Adoption of the standard will have a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The extent of the impact upon adoption will likely depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” Whereas restricted cash balances have traditionally been excluded from the statement of cash flows, this ASU requires restricted cash and restricted cash equivalents to be included within the beginning and ending totals of cash, cash equivalents and restricted cash presented on the statement of cash flows for all periods presented. Restricted cash and restricted cash equivalent inflows and outflows with external parties are required to be classified within the operating, investing, and/or financing activity sections of the statement of cash flows, whereas transfers between cash and cash equivalents and restricted cash and restricted cash equivalents should no longer be presented on the statement of cash flows. ASU No. 2016-18 also requires (a) the nature of the restrictions to be disclosed to help provide information about the sources and uses of these balances during a reporting period and (b) a reconciliation of the cash, cash equivalents and restricted cash totals on the statement of cash flows to the related balance sheet line items when cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements and must be provided for each period that a balance sheet is presented. The ASU will become effective for us on January 1, 2018, and is not expected to have a material impact to our statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, ” which clarifies what constitutes a modification of a share-based payment award. The ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We have concluded that the adoption in 2018 will not materially affect our consolidated financial statements.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Cash and Cash Equivalents
As of December 31, 2017, cash and cash equivalents include cash due from the FRB of $1.5 billion and cash due from depository institutions of $43.1 million. As of December 31, 2016, cash and cash equivalents include cash due from the FRB of $1.9 billion and cash due from depository institutions of $26.9 million. As of December 31, 2017 and 2016, we had no outstanding cash equivalents.
In 2010, the FRB introduced the Term Deposit Facility to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2017 and 2016, resulting in interest income of $0.5 million and $0.2 million, respectively. As of December 31, 2017 and 2016, no funds were on deposit with the FRB under this program.
We maintain average reserve balances with the FRB based on a percentage of deposits. The average amounts of those reserves for the years ended December 31, 2017 and 2016 were $0 and $0.5 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$227,607	$650	$(3,210)	$225,047
Utah Housing Corporation bonds	20,000	—	(959)	19,041
Total	$247,607	$650	$(4,169)	$244,088

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$196,406	$929	$(3,042)	$194,293
Utah Housing Corporation bonds	15,000	—	(690)	14,310
Total	$211,406	$929	$(3,732)	$208,603

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and Utah Housing Corporation bonds and the estimated fair value by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017:
Mortgage-backed securities	$(772)	$77,356	$(2,438)	$110,500	$(3,210)	$187,856
Utah Housing Corporation bonds	(77)	4,923	(882)	14,118	(959)	19,041
Total	$(849)	$82,279	$(3,320)	$124,618	$(4,169)	$206,897

As of December 31, 2016:
Mortgage-backed securities	$(2,423)	$129,549	$(619)	$10,885	$(3,042)	$140,434
Utah Housing Corporation bonds	(690)	14,310	—	—	(690)	14,310
Total	$(3,113)	$143,859	$(619)	$10,885	$(3,732)	$154,744

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $110.2 million, $70.8 million, and $46.6 million, respectively, at December 31, 2017. We own these securities to meet our requirements under the Community Reinvestment Act. As of December 31, 2017, there were 62 of 92 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of December 31, 2017, 31 of the 62 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae. As of December 31, 2016, there were 48 of 84 separate mortgage-backed securities with unrealized losses in our investment portfolio. Twenty-one of the 48 securities in a net loss position were issued by Ginnie Mae. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at December 31, 2017 was $20 million. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
As of December 31, 2017, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$272	$293
2039	3,406	3,606
2042	10,993	10,487
2043	37,438	37,534
2044	28,301	28,206
2045	41,082	40,484
2046	48,785	47,771
2047	77,330	75,707
Total	$247,607	$244,088

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $218.4 million and $188.0 million par value of mortgage-backed securities pledged to this borrowing facility at December 31, 2017 and 2016, respectively, as discussed further in Note 9, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans, FFELP Loans and Personal Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable rate indexed to LIBOR. As of December 31, 2017 and 2016, 77 percent and 81 percent, respectively, of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.
Loans held for investment are summarized as follows:

	December 31,
	2017	2016
Private Education Loans	$17,432,167	$14,251,675
Deferred origination costs	56,378	44,206
Allowance for loan losses	(243,715)	(182,472)
Total Private Education Loans, net	17,244,830	14,113,409

FFELP Loans	927,660	1,010,908
Unamortized acquisition costs, net	2,631	2,941
Allowance for loan losses	(1,132)	(2,171)
Total FFELP Loans, net	929,159	1,011,678

Personal Loans	400,280	12,893
Allowance for loan losses	(6,628)	(58)
Total Personal Loans, net	393,652	12,835

Loans held for investment, net	$18,567,641	$15,137,922

The estimated weighted average life of education loans in our portfolio was approximately 5.5 years and 6.0 years at December 31, 2017 and 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Years Ended December 31,
	2017		2016		2015
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$16,176,351	8.43%	$12,747,756	8.02%	$9,819,053	7.93%
FFELP Loans	970,738	3.91	1,063,325	3.53	1,179,723	3.26
Personal Loans	112,644	9.90	710	8.53	—	—
Total portfolio	$17,259,733		$13,811,791		$10,998,776

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

The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2017 and 2016, we had $66.9 million and $67.5 million, respectively, of FFELP Loans and $37.6 million and $24.2 million, respectively, of Private Education Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2017 and 2016, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP consolidation loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2017 and 2016, we had $2.7 billion and $2.7 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 9, “Borrowings.”
Loans Held for Investment by Region
At December 31, 2017, 40.4 percent of total education loans were concentrated in the following states:

2017
New York	10.5%
California	9.3
Pennsylvania	8.5
New Jersey	6.9
Illinois	5.2
40.4%

At December 31, 2016, 40.3 percent of total education loans were concentrated in the following states:

2016
New York	10.3%
California	9.4
Pennsylvania	8.4
New Jersey	6.9
Illinois	5.3
40.3%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans and — Allowance for FFELP Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$2,171	$182,472	$58	$184,701
Total provision	(85)	178,542	7,138	185,595
Net charge-offs:
Charge-offs	(954)	(130,063)	(579)	(131,596)
Recoveries	—	17,635	11	17,646
Net charge-offs	(954)	(112,428)	(568)	(113,950)
Loan sales(1)	—	(4,871)	—	(4,871)
Ending Balance	$1,132	$243,715	$6,628	$251,475
Allowance:
Ending balance: individually evaluated for impairment	$—	$94,682	$—	$94,682
Ending balance: collectively evaluated for impairment	$1,132	$149,033	$6,628	$156,793
Loans:
Ending balance: individually evaluated for impairment	$—	$990,351	$—	$990,351
Ending balance: collectively evaluated for impairment	$927,660	$16,441,816	$400,280	$17,769,756
Net charge-offs as a percentage of average loans in repayment(2)	0.13%	1.03%	0.47%
Allowance as a percentage of the ending total loan balance	0.12%	1.40%	1.66%
Allowance as a percentage of the ending loans in repayment(2)	0.15%	2.00%	1.66%
Allowance coverage of net charge-offs	1.19	2.17	11.67
Ending total loans, gross	$927,660	$17,432,167	$400,280
Average loans in repayment(2)	$745,039	$10,881,058	$119,606
Ending loans in repayment(2)	$746,456	$12,206,033	$400,280
____________
(1) Represents fair value adjustments on loans sold.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2016
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$3,691	$108,816	$—	$112,507
Total provision	(172)	159,511	58	159,397
Net charge-offs:
Charge-offs	(1,348)	(90,203)	—	(91,551)
Recoveries	—	10,382	—	10,382
Net charge-offs	(1,348)	(79,821)	—	(81,169)
Loan sales(1)	—	(6,034)	—	(6,034)
Ending Balance	$2,171	$182,472	$58	$184,701
Allowance:
Ending balance: individually evaluated for impairment	$—	$86,930	$—	$86,930
Ending balance: collectively evaluated for impairment	$2,171	$95,542	$58	$97,771
Loans:
Ending balance: individually evaluated for impairment	$—	$612,606	$—	$612,606
Ending balance: collectively evaluated for impairment	$1,010,908	$13,639,069	$12,894	$14,662,871
Net charge-offs as a percentage of average loans in repayment(2)	0.17%	0.96%	—%
Allowance as a percentage of the ending total loan balance	0.21%	1.28%	—%
Allowance as a percentage of the ending loans in repayment(2)	0.28%	1.88%	—%
Allowance coverage of net charge-offs	1.61	2.29	—
Ending total loans, gross	$1,010,908	$14,251,675	$—
Average loans in repayment(2)	$793,203	$8,283,036	$—
Ending loans in repayment(2)	$786,332	$9,709,758	$—
    ____________

(1)	Represents fair value adjustments on loans sold.

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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2017 and 2016, approximately 66 percent and 69 percent, respectively, of TDRs were classified as such due to their forbearance status. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses” for a more detailed discussion.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and we continue to accrue interest through the date of claim.
At December 31, 2017 and 2016, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2017
TDR Loans	$1,007,141	$990,351	$94,682

December 31, 2016
TDR Loans	$620,991	$612,606	$86,930

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$822,145	$61,119	$422,527	$30,700	$174,087	$14,081

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2017		2016
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$51,745		$24,185
TDR loans in forbearance(2)	69,652		71,851
TDR loans in repayment(3) and percentage of each status:
Loans current	774,222	89.1%	462,187	89.5%
Loans delinquent 31-60 days(4)	48,377	5.6	28,452	5.5
Loans delinquent 61-90 days(4)	28,778	3.3	17,326	3.4
Loans delinquent greater than 90 days(4)	17,577	2.0	8,605	1.6
Total TDR loans in repayment	868,954	100.0%	516,570	100.0%
Total TDR loans, gross	$990,351		$612,606
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

	Years Ended December 31,
	2017			2016			2015
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$498,812	$48,469	$92,532	$398,324	$24,628	$64,811	$244,890	$10,877	$51,602
_______
(1) Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Private Education Loan Key Credit Quality Indicators
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

	December 31, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$15,658,539	90%	$12,816,512	90%
Without cosigner	1,773,628	10	1,435,163	10
Total	$17,432,167	100%	$14,251,675	100%

FICO at Original Approval(2):
Less than 670	$1,153,591	6%	$920,132	6%
670-699	2,596,959	15	2,092,722	15
700-749	5,714,554	33	4,639,958	33
Greater than or equal to 750	7,967,063	46	6,598,863	46
Total	$17,432,167	100%	$14,251,675	100%

Seasoning(3):
1-12 payments	$4,256,592	24%	$3,737,110	26%
13-24 payments	3,229,465	19	2,841,107	20
25-36 payments	2,429,238	14	1,839,764	13
37-48 payments	1,502,327	9	917,633	7
More than 48 payments	1,256,813	7	726,106	5
Not yet in repayment	4,757,732	27	4,189,955	29
Total	$17,432,167	100%	$14,251,675	100%
___________

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	December 31, 2017		December 31, 2016
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$32,156	8%	$1,189	9%
670-699	114,731	29	3,139	24
700-749	182,025	45	5,678	44
Greater than or equal to 750	71,368	18	2,888	23
Total	$400,280	100%	$12,894	100%

Seasoning(2):
0-12 payments	$400,280	100%	$12,894	100%
13-24 payments	—	—	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$400,280	100%	$12,894	100%
  ___________

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	December 31,
	2017		2016		2015
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,757,732		$4,189,955		$3,427,964
Loans in forbearance(2)	468,402		351,962		241,207
Loans in repayment and percentage of each status:
Loans current	11,911,128	97.6%	9,509,394	97.9%	6,773,095	97.8%
Loans delinquent 31-60 days(3)	179,002	1.5	124,773	1.3	91,129	1.3
Loans delinquent 61-90 days(3)	78,292	0.6	51,423	0.5	42,048	0.6
Loans delinquent greater than 90 days(3)	37,611	0.3	24,168	0.3	20,994	0.3
Total Private Education Loans in repayment	12,206,033	100.0%	9,709,758	100.0%	6,927,266	100.0%
Total Private Education Loans, gross	17,432,167		14,251,675		10,596,437
Private Education Loans deferred origination costs	56,378		44,206		27,884
Total Private Education Loans	17,488,545		14,295,881		10,624,321
Private Education Loans allowance for losses	(243,715)		(182,472)		(108,816)
Private Education Loans, net	$17,244,830		$14,113,409		$10,515,505
Percentage of Private Education Loans in repayment		70.0%		68.1%		65.4%
Delinquencies as a percentage of Private Education Loans in repayment		2.4%		2.1%		2.2%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.7%		3.5%		3.4%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2017	$951,138	$1,372	$4,664
December 31, 2016	$739,847	$845	$2,898

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and Equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2017	2016
Land and land improvements	$12,356	$12,574
Buildings and leasehold improvements	61,409	60,919
Furniture, fixtures and equipment	15,261	15,026
Software	55,205	47,688
Premises and equipment, gross	144,231	136,207
Accumulated depreciation	(54,483)	(49,144)
Premises and equipment, net	$89,748	$87,063

Depreciation expense for premises and equipment was $11.2 million, $9.6 million and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2017 and 2016.

	December 31,
	2017	2016
Deposits - interest bearing	$15,504,330	$13,434,990
Deposits - non-interest bearing	1,053	677
Total deposits	$15,505,383	$13,435,667

Our total deposits of $15.5 billion were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits at December 31, 2017, compared to total deposits of $13.4 billion, which were comprised of $7.1 billion in brokered deposits and $6.3 billion in retail and other deposits, at December 31, 2016.
Interest bearing deposits as of December 31, 2017 and 2016 consisted of retail non-maturity savings deposits, retail and brokered MMDAs, and brokered and retail CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.5 billion of our deposit total as of December 31, 2017, compared with $5.4 billion at December 31, 2016.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $9.4 million, $10.1 million, and $10.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. Fees paid to third-party brokers related to these CDs were $12.2 million, $4.4 million, and $4.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017		December 31, 2016
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$7,731,966	1.80%	$7,129,404	1.22%
Savings	738,243	1.10%	834,521	0.84%
Certificates of deposit	7,034,121	1.93%	5,471,065	1.41%
Deposits - interest bearing	$15,504,330		$13,434,990
___
(1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2017	2016
One year or less	$3,716,183	$2,565,246
After one year to two years	1,550,130	1,364,812
After two years to three years	806,488	936,125
After three years to four years	447,592	225,245
After four years to five years	445,884	379,637
After five years	67,844	—
Total	$7,034,121	$5,471,065

 As of December 31, 2017 and 2016, there were $395.5 million and $304.5 million of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $27.8 million and $18.9 million at December 31, 2017 and 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The following table summarizes our secured borrowings at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,539	$196,539	$—	$—	$—
Total unsecured borrowings	—	196,539	196,539	—	—	—

Secured borrowings:
Private Education Loan term securitizations	—	3,078,731	3,078,731	—	2,167,979	2,167,979
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	3,078,731	3,078,731	—	2,167,979	2,167,979

Total	$—	$3,275,270	$3,275,270	$—	$2,167,979	$2,167,979

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 22, 2017 and February 21, 2018, we amended and extended the maturity of our $750 million ABCP Facility. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur). For additional information, see Note 24, “Subsequent Events.” At December 31, 2017, there were no borrowings outstanding under the ABCP Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The following table summarizes the outstanding short-term borrowings, the weighted average interest rates at the end of the period and the related average balance and weighted average interest rates during the period. The ABCP Facility’s contractual maturity is two years from the date of inception or renewal (one-year revolving period plus a one-year amortization period); however, we classify advances under our ABCP Facility as short-term borrowings because it is our intention to repay those advances within one year. Rates reflect stated interest of borrowings and related discounts and premiums.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

	December 31, 2017		Year Ended December 31, 2017
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
ABCP Facility	$—	—%	$81,370	6.09%
Maximum outstanding at any month end	$300,000

	December 31, 2016		Year Ended December 31, 2016
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
ABCP Facility	$—	—%	$229,719	2.61%
Maximum outstanding at any month end	$526,500

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2017, the outstanding balance was $197 million.

Secured Financings
2017 Transactions
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At December 31, 2017, $733 million of our Private Education Loans were encumbered as a result of this transaction.
On November 8, 2017, we executed our $676 million SMB Private Education Loan Trust 2017-B term ABS transaction, which was accounted for as a secured financing. We sold $676 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $674 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.07 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.80 percent. At December 31, 2017, $698 million of our Private Education Loans were encumbered as a result of this transaction.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

2016 Transactions
On May 26, 2016, we executed our SMB Private Education Loan Trust 2016-A term ABS transaction, which was accounted for as a secured financing. A total of $551 million of notes were issued in connection with the transaction. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $501 million of Class A notes from the securitization were sold to third parties, raising $501 million of gross proceeds. The Class A notes had a weighted average life of 4.01 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.38 percent. At December 31, 2017, $501 million of our Private Education Loans were encumbered as a result of this transaction.
On July 21, 2016, we executed our SMB Private Education Loan Trust 2016-B term ABS transaction, which was accounted for as a secured financing. A total of $657 million of notes were issued in connection with the transaction. We retained a 100 percent or $50 million interest in the Class B notes and 100 percent of the residual certificates issued in the securitization. $607 million of Class A notes from the securitization were sold to third parties, raising $607 million of gross proceeds. The Class A notes had a weighted average life of 4.01 and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.36 percent. At December 31, 2017, $605 million of our Private Education Loans were encumbered as a result of this transaction.
On October 12, 2016, we executed our SMB Private Education Loan Trust 2016-C term ABS transaction, which was accounted for as a secured financing. A total of $674 million of notes were issued in connection with the transaction. We retained a 100 percent interest in the residual certificates issued in the securitization. $674 million of notes from the securitization were sold to third-parties, raising $673 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.15 percent. At December 31, 2017, $612 million of our Private Education Loans were encumbered as a result of this transaction.
 The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2023 to 2040.

	December 31, 2017		Year Ended December 31, 2017	December 31, 2016		Year Ended December 31, 2016
	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate borrowings	$1,512,970	2.32%	$1,422,856	$1,175,819	1.71%	$687,580
Fixed rate borrowings	1,762,300	3.04	1,420,737	992,160	2.68	548,465
Total long-term borrowings	$3,275,270	2.71%	$2,843,593	$2,167,979	2.15%	$1,236,045

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

Secured Financings

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2016-A	May 2016	$501,000	1 month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1 month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1 month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loans and accrued interest amount securitized at inception in 2016		$2,107,042

2017-A	February 2017	$772,000	1 month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	I month LIBOR plus 0.80%	4.07
		—
Total notes issued in 2017		$1,448,000

Total loans and accrued interest amount securitized at inception in 2017		$1,606,804
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

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,078,731	$3,078,731	$3,691,024	$95,966	$240,208	$4,027,198
ABCP Facility	—	—	—	—	1,017	161	1,178
Total	$—	$3,078,731	$3,078,731	$3,691,024	$96,983	$240,369	$4,028,376

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
ABCP Facility	—	—	—	—	—	—	—
Total	$—	$2,167,979	$2,167,979	$2,562,156	$44,617	$160,783	$2,767,556
________
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2017. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2017 and 2016.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2017 and December 31, 2016, the value of our pledged collateral at the FRB was $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2017 and 2016.

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

respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, result in all variation margin payments on derivatives cleared through the CME being accounted for as legal settlement, while the LCH allows the clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of December 31, 2017, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 87.6 percent and 12.4 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2017.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2017 and 2016, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $19.6 million and $44.6 million, respectively.

Accounting for Derivative Instruments
The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges, cash flow hedges, and trading hedges.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $1.8 million will be reclassified as an increase to interest expense.

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

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2017 and 2016, and their impact on earnings and other comprehensive income for the years ended December 31, 2017, 2016 and 2015. The net fair value of derivative instruments as of December 31, 2017 was a liability of $1.8 million, compared to the net fair value as of December 31, 2016 liability of $18.1 million. The change in the net fair value reflects a $3.5 million decrease in fair value offset by variation margin amounts of $19.9 million. The net position as of December 31, 2017 was a $19.8 million liability, compared to a $30.0 million liability as of December 31, 2016. The change in the net position reflects a $3.5 million decrease in fair value, $32.1 million decrease in collateral held and pledged (for contracts other than those cleared through the CME), offset by variation margin impacts of $25.4 million.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2017	2016	2017	2016	2017	2016	2017	2016
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$630	$7,808	$182	$—	$812	$7,808
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(2,584)	(14,463)	—	(10,398)	—	(1,076)	(2,584)	(25,937)
Total net derivatives		$(2,584)	$(14,463)	$630	$(2,590)	$182	$(1,076)	$(1,772)	$(18,129)

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Gross position(1)	$812	$7,808	$(2,584)	$(25,937)
Impact of master netting agreement	(812)	(7,808)	812	7,808
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(1,772)	(18,129)
Cash collateral (held) pledged(2)	—	—	21,586	48,134
Net position	$—	$—	$19,814	$30,005

(1)	Except for instruments cleared with the CME, gross position amounts are exclusive of accrued interest and collateral held and pledged.

(2)	Cash collateral (held) pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Notional Values

Interest rate swaps	$1,408,649	$1,054,688	$3,062,849	$3,628,062	$987,577	$494,638	$5,459,075	$5,177,388

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2017	2016	2015

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$(4,557)	$(1,035)	$2,695
Realized gains recorded in interest expense	8,286	27,810	29,940
Total	$3,729	$26,775	$32,635

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$53	$(1,579)	$(1,427)
Realized losses recorded in interest expense	(11,187)	(17,665)	(21,475)
Total	$(11,134)	$(19,244)	$(22,902)

Trading
Interest rate swaps:
Interest reclassification	$(69)	$2,170	$3,451
Realized gains (losses) recorded in earnings	(3,693)	(513)	581
Total(1)	(3,762)	1,657	4,032
Total	$(11,167)	$9,188	$13,765
_______
(1)Amounts included in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Years Ended December 31,
	2017	2016	2015
Amount of gain (loss) recognized in other comprehensive income (loss)	$8,008	$(3,901)	$(26,699)
Amount of loss reclassified in interest expense(1)	(11,187)	(17,665)	(21,475)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$19,195	$13,764	$(5,224)

______

(1)	Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.

Cash Collateral
As of December 31, 2017, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME. Cash collateral held related to derivative exposure between us and our derivatives counterparties was $0 and $1.0 million at December 31, 2017 and 2016, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $21.6 million and $49.1 million at December 31, 2017 and 2016, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Stockholders’ Equity

Preferred Stock
On May 5, 2017, we redeemed, with the proceeds from our unsecured debt offering (see Note 9, “Borrowings”), the outstanding 3.3 million shares of our 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”). The Series A Preferred Stock was redeemed at a price of $50 per share, plus accrued and unpaid dividends from May 1, 2017 to, but excluding, the May 5, 2017 redemption date.
At December 31, 2017, we had 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets are made to holders of our common stock.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2017, 432 million shares were issued and outstanding and 46 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
We did not pay common stock dividends for the years ended December 31, 2017, 2016 and 2015.
We currently do not intend to initiate a publicly-announced share repurchase program. We only expect to repurchase common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2017	2016	2015
Shares repurchased related to employee stock-based compensation plans(1)	3,358,417	3,354,730	3,008,913
Average purchase price per share	$11.96	$7.83	$9.65
Common shares issued(2)	6,831,108	5,955,045	5,873,309

_________

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 29, 2017 was $11.30.

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

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Numerator:
Net income	$288,934	$250,327	$274,284
Preferred stock dividends	15,714	21,204	19,595
Net income attributable to SLM Corporation common stock	$273,220	$229,123	$254,689
Denominator:
Weighted average shares used to compute basic EPS	431,216	427,876	425,574
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	7,335	5,043	6,660
Weighted average shares used to compute diluted EPS	438,551	432,919	432,234

Basic earnings per common share attributable to SLM Corporation	$0.63	$0.54	$0.60

Diluted earnings per common share attributable to SLM Corporation	$0.62	$0.53	$0.59

__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2017, 2016 and 2015, securities covering approximately 0, 1 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2017, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2017, 23 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to the ESPP was approved by shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was $27.9 million, $22.9 million and $21.6 million, respectively. As of December 31, 2017, there was $14.2 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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
There were no options granted in the years ended December 31, 2017, 2016 and 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2017.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	7,595,059	$10.43
Granted	—	—
Exercised(2)(3)	(2,693,347)	5.80
Canceled	(440,719)	15.82
Outstanding at December 31, 2017(4)	4,460,993	$11.34	1.2 years	$26,413
Exercisable at December 31, 2017	4,460,993	$5.38	1.2 years	$26,413
____________

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2017 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2017.

(2)	The total intrinsic value of options exercised was $16.5 million, $9.3 million, and $13.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Cash of $0.1 million was received from option exercises for the year ended December 31, 2017. The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million for the year ended December 31, 2017.

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

The following table summarizes restricted stock activity for the year ended December 31, 2017.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	120,879	$6.37
Granted	81,103	10.85
Vested(1)	(120,879)	6.37
Canceled	—	—
Non-vested at December 31, 2017(2)	81,103	$10.85
_________

(1)	The total fair value of shares that vested during the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.8 million and $0.5 million, respectively.

(2)	As of December 31, 2017, there was $0.4 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

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
The following table summarizes RSU and PSU activity for the year ended December 31, 2017.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	7,486,610	$7.21
Granted	2,247,337	11.79
Vested and converted to common stock(1)	(3,765,803)	7.75
Canceled	(22,854)	8.82
Outstanding at December 31, 2017(2)	5,945,290	$8.60
__________

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2017, 2016 and 2015 was $29.2 million, $22.2 million and $18.9 million, respectively.

(2)	As of December 31, 2017, there was $13.4 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2017	2016	2015
Risk-free interest rate	1.22%	0.50%	0.33%
Expected volatility	32%	32%	27%
Expected dividend rate	—%	—%	—%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$2.36	$1.53	$1.74
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

rate at the grant date consistent with the expected life. The dividend yield is zero, as we have not paid dividends nor do we anticipate paying dividends on our common stock in 2018.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2017, there was $0.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2018.
During the year ended December 31, 2017, plan participants purchased 283,952 shares of our common stock. No shares were purchased for the year ended December 31, 2016, as our stock price on July 31, 2016 was less than the offering price for the ESPP plan. During the year ended December 31, 2015, plan participants purchased 163,136 shares of our common stock.

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Available-for-sale investments	$—	$244,088	$—	$244,088	$—	$208,603	$—	$208,603
Derivative instruments	—	812	—	812	—	7,808	—	7,808
Total	$—	$244,900	$—	$244,900	$—	$216,411	$—	$216,411

Liabilities
Derivative instruments	$—	$(2,584)	$—	$(2,584)	$—	$(25,937)	$—	$(25,937)
Total	$—	$(2,584)	$—	$(2,584)	$—	$(25,937)	$—	$(25,937)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2017			December 31, 2016
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$20,673,136	$18,567,641	$2,105,495	$16,520,786	$15,137,922	$1,382,864
Cash and cash equivalents	1,534,339	1,534,339	—	1,918,793	1,918,793	—
Available-for-sale investments	244,088	244,088	—	208,603	208,603	—
Accrued interest receivable	967,482	967,482	—	766,106	766,106	—
Tax indemnification receivable	168,011	168,011	—	259,532	259,532	—
Derivative instruments	812	812	—	7,808	7,808	—
Total earning assets	$23,587,868	$21,482,373	$2,105,495	$19,681,628	$18,298,764	$1,382,864
Interest-bearing liabilities
Money-market and savings accounts	$8,470,209	$8,470,209	$—	$7,963,925	$7,963,925	$—
Certificates of deposit	7,044,208	7,034,121	(10,087)	5,510,504	5,471,065	(39,439)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	3,299,871	3,275,270	(24,601)	2,160,105	2,167,979	7,874
Accrued interest payable	35,363	35,363	—	21,058	21,058	—
Derivative instruments	2,584	2,584	—	25,937	25,937	—
Total interest-bearing liabilities	$18,852,235	$18,817,547	$(34,688)	$15,681,529	$15,649,964	$(31,565)

Excess of net asset fair value over carrying value			$2,070,807			$1,351,299
The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.
Investments
Investments are classified as available-for-sale and are carried at fair value in the consolidated financial statements. Investments in mortgage-backed securities and Utah Housing Corporation bonds are valued using observable market prices of similar assets. As such, these are level 2 valuations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

Loans Held For Investment
Our Private Education Loans, FFELP Loans and Personal Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. For both Private Education Loans and FFELP Loans, fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate. As such, these are level 3 valuations.
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

16. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Navient (the “Separation and Distribution Agreement”). We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms that have expired or will expire within the next one to two years.

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

Indemnification Obligations

Navient is responsible for, and has agreed to indemnify us against, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient will indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient will not indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
At the time of this filing, the Bank remains subject to a Consent Order (the “DOJ Consent Order”) issued by the Department of Justice (the “DOJ”). Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2017 was $35 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2017, the remaining balance of the indemnification receivable related to those uncertain tax positions was $25 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to these uncertain tax positions was $108 million at December 31, 2017. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and $48 million of Private Education Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

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

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase Split Loans (at fair value) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2017, we held approximately $48 million of Split Loans.

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12.0 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2016, the Bank sold loans to the Purchasers in the amount of $15.7 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2015, the Bank sold loans to the Purchasers in the amount of $27.0 million in principal and $0.6 million in accrued interest income.

There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2017, 2016 and 2015, respectively. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5.0 million, $6.0 million and $7.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. Navient is the servicer for all of these loans.

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

The Bank is required to report regulatory capital and ratios in accordance with U.S. Basel III. Among other things, U.S. Basel III established Common Equity Tier 1 as a tier of capital, modified methods for calculating risk-weighted assets, introduced a capital conservation buffer (which is being phased in over several years), and revised the capital thresholds of the prompt corrective action framework, including the “well capitalized” standard.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

As of December 31, 2016:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,038,638	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,011,583	12.6%	$1,278,323	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,197,997	13.8%	$1,597,904	>	10.0%
Tier 1 Capital (to Average Assets)	$2,011,583	11.1%	$907,565	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2017, 2016 and 2015, respectively. For the foreseeable future, we expect

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Regulatory Capital (Continued)

the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.

18. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first three percent of contributions and match 50 percent of the next two percent of contributions for eligible employees. After one month of service, eligible employees receive a one percent core employer contribution.  For the years ended December 31, 2017, 2016 and 2015, we contributed $5.0 million, $4.4 million and $3.8 million, respectively, to this plan.

19. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2017, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At December 31, 2017, we had a $1.9 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one year loss emergence period on these unfunded commitments.

Regulatory Matters
On May 13, 2014, the Bank reached settlements with (a) the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (the “SCRA”), and (b) the DOJ regarding compliance with the SCRA. In connection with the settlements, the Bank became subject to a Consent Order, Order to Pay Restitution, and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “FDIC Consent Order”) and the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
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
To date, two other state attorneys general (Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries related to matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct in the complaints.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Tax reform	3.1	—	—
State tax, net of federal benefit	2.6	3.1	3.0
Reverse federal impact of indemnification adjustments	2.5	(0.7)	0.1
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(2.0)	1.6	(0.5)
Excess tax benefits/deficiencies for employee stock-based compensation, federal and state, net of federal benefit	(1.7)	—	—
Impact of state rate change on net deferred tax liabilities, net of federal benefit	0.6	(0.5)	0.5
State, valuation allowance adjustments on net operating losses	0.2	1.0	(0.2)
Other, net	0.9	0.1	(0.4)
Effective tax rate	41.2%	39.6%	37.5%

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of tax reform and the impact of state taxes, net of federal benefit, for the year ended December 31, 2017, and due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2016 and 2015.
Income tax expense consists of:

	December 31,
	2017	2016	2015
Current provision:
Federal	$248,191	$228,505	$215,950
State	13,092	24,336	26,057
Total current provision	261,283	252,841	242,007
Deferred (benefit)/provision:
Federal	(58,124)	(89,518)	(69,546)
State	(628)	786	(7,681)
Total deferred benefit	(58,752)	(88,732)	(77,227)
Provision for income tax expense	$202,531	$164,109	$164,780

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below. The December 31, 2016 amounts were based upon a 35 percent statutory U.S. federal income tax rate, and the December 31, 2017 amounts were based upon a 21 percent statutory U.S. federal income tax rate.

	December 31,
	2017	2016
Deferred tax assets:
Loan reserves	$62,603	$72,125
Stock-based compensation plans	10,216	16,471
Deferred revenue	782	793
Operating loss carryovers	4,186	8,371
Unrealized losses	—	5,364
Accrued expenses not currently deductible	5,356	13,605
Unrecorded tax benefits	3,781	5,702
Other	2,410	10,844
Total deferred tax assets	89,334	133,275
Deferred tax liabilities:
Gains on repurchased debt	40,175	126,403
Fixed assets	5,303	6,831
Acquired intangible assets	4,595	6,288
Unrealized gains	1,104	—
Federal deferred for state receivable	3,584	2,058
Other	1,349	875
Total deferred tax liabilities	56,110	142,455
Net deferred tax liabilities	$33,224	$(9,180)
Included in operating loss carryovers is a valuation allowance of $68.6 million and $88.4 million as of December 31, 2017 and 2016, respectively, against a portion of our state net operating loss carryovers that management believes is more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets (other than state net operating loss carryovers as outlined above).
As of December 31, 2017, we have apportioned state net operating loss carryforwards of $5.3 million which begin to expire in 2029.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2017	2016	2015
Unrecognized tax benefits at beginning of year	$152,581	$47,109	$59,405
Increases resulting from tax positions taken during a prior period	7,482	110,894	3,456
Decreases resulting from tax positions taken during a prior period	(7,025)	(3,285)	(10,121)
Increases resulting from tax positions taken during the current period	1,656	817	3,447
Decreases related to settlements with taxing authorities	(3,594)	(123)	(7,481)
Reductions related to the lapse of statute of limitations	(19,492)	(2,831)	(1,597)
Unrecognized tax benefits at end of year	$131,608	$152,581	$47,109

As of December 31, 2017, the gross unrecognized tax benefits are $131.6 million. Included in the $131.6 million are $128.2 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2017, 2016 and 2015, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $21.2 million, $20.2 million and $7.0 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $2.7 million, $5.1 million and $1.4 million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2013 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $86.2 million during the next 12 months due to the expiration of statutes of limitations primarily related to indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. The tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

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
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs strengthens, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.

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

Parent Only Condensed Balance Sheets

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$260,255	$292,277
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,401,114	2,042,015
Tax indemnification receivable	168,011	259,532
Due from subsidiaries, net	37,521	31,834
Other assets	1,279	1,561
Total assets	$2,868,180	$2,627,219

Liabilities and Equity
Liabilities
Long-term borrowings	$196,539	$—
Income taxes payable, net	159,954	256,556
Payable due to Navient	10,575	2,823
Other liabilities	26,856	20,782
Total liabilities	393,924	280,161

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 0 and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 443.5 million and 436.6 million shares issued, respectively	88,693	87,327
Additional paid-in capital	1,222,277	1,175,564
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $1,696 and ($5,364), respectively)	2,748	(8,671)
Retained earnings	868,182	595,322
Total SLM Corporation stockholders’ equity before treasury stock	2,581,900	2,414,542
Less: Common stock held in treasury at cost: 11.1 million and 7.7 million shares, respectively	(107,644)	(67,484)
Total equity	2,474,256	2,347,058
Total liabilities and equity	$2,868,180	$2,627,219

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2017	2016	2015

Interest income	$5,497	$5,367	$6,414
Interest expense	8,170	—	—
Net interest income	(2,673)	5,367	6,414

Non-interest income (loss)	(33,956)	9,396	(239)
Non-interest expenses	35,810	32,553	36,141

Loss before income tax benefit and equity in net income from subsidiaries	(72,439)	(17,790)	(29,966)
Income tax benefit	(40,598)	(2,839)	(8,612)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	320,775	265,278	295,638
Net income	288,934	250,327	274,284
Preferred stock dividends	15,714	21,204	19,595
Net income attributable to SLM Corporation common stock	$273,220	$229,123	$254,689

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$288,934	$250,327	$274,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(320,775)	(265,278)	(295,638)
Loss (income) on tax indemnification receivable	31,888	(12,283)	(5,398)
Amortization of unsecured debt upfront fees	596	—	—
Decrease (increase) in investment in subsidiaries, net	1,158	63,222	(103,602)
Decrease in tax indemnification receivable	59,633	59,633	59,633
(Increase) decrease in due from subsidiaries, net	(5,687)	(10,438)	11,012
Increase in other assets	(24,627)	(8,972)	(14,366)
Decrease in income taxes payable, net	(87,983)	(54,175)	(53,167)
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(593)	553	(6,774)
Increase in other liabilities	10,205	8,856	1,402
Total adjustments	(336,185)	(218,882)	(406,898)
Net cash (used in) provided by operating activities	(47,251)	31,445	(132,614)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Unsecured debt issued	197,000	—	—
Issuance costs for unsecured debt offering	(1,057)	—	—
Redemption of Series A Preferred Stock	(165,000)	—	—
Preferred stock dividends paid	(15,714)	(21,204)	(19,595)
Net cash provided by (used in) financing activities	15,229	(21,204)	(19,595)
Net (decrease) increase in cash and cash equivalents	(32,022)	10,241	(152,209)
Cash and cash equivalents at beginning of year	292,277	282,036	434,245
Cash and cash equivalents at end of year	$260,255	$292,277	$282,036

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Selected Quarterly Financial Information (unaudited)

	2017
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$268,076	$269,893	$282,061	$309,191
Less: provisions for credit losses	25,296	50,215	54,930	55,324
Net interest income after provisions for credit losses	242,780	219,678	227,131	253,867
(Losses) gains on derivative and hedging activities, net	(5,378)	(3,609)	1,661	(940)
Other income (loss)	11,346	10,629	4,455	(21,066)
Total operating expenses	102,677	111,251	116,142	118,550
Acquired intangible asset amortization expense	117	117	117	118
Income tax expense	51,011	44,713	40,617	66,190
Net income	94,943	70,617	76,371	47,003
Preferred stock dividends	5,575	3,974	3,028	3,137
Net income attributable to SLM Corporation common stock	$89,368	$66,643	$73,343	$43,866
Basic earnings per common share attributable to SLM Corporation(1)	$0.21	$0.15	$0.17	$0.10
Diluted earnings per common share attributable to SLM Corporation(1)	$0.20	$0.15	$0.17	$0.10
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

24. Subsequent Events
Amendment to the ABCP Facility
On February 21, 2018, we amended and extended the maturity of the ABCP Facility, discussed in Note 9, “Borrowings.”  The amended ABCP Facility is a $750 million ABCP Facility, under which the full $750 million is available for us to draw. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur).