Form 10-Q
period 2018-03-31
SLM CORP
filed 2018-04-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2018
Common Stock, $0.20 par value	435,196,223 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$1,435,649	$1,534,339
Available-for-sale investments at fair value (cost of $236,761 and $247,607, respectively)	229,114	244,088
Loans held for investment (net of allowance for losses of $272,123 and $251,475, respectively)	20,166,604	18,567,641
Restricted cash	120,084	101,836
Other interest-earning assets	31,637	21,586
Accrued interest receivable	1,063,449	967,482
Premises and equipment, net	97,211	89,748
Tax indemnification receivable	169,242	168,011
Other assets	93,332	84,853
Total assets	$23,406,322	$21,779,584

Liabilities
Deposits	$16,498,646	$15,505,383
Long-term borrowings	3,744,345	3,275,270
Income taxes payable, net	145,167	102,285
Upromise member accounts	233,015	243,080
Other liabilities	175,316	179,310
Total liabilities	20,796,489	19,305,328

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 449.0 million and 443.5 million shares issued, respectively	89,805	88,693
Additional paid-in capital	1,252,609	1,222,277
Accumulated other comprehensive income (net of tax expense of $5,005 and $1,696, respectively)	15,601	2,748
Retained earnings	990,447	868,182
Total SLM Corporation stockholders’ equity before treasury stock	2,748,462	2,581,900
Less: Common stock held in treasury at cost: 13.8 million and 11.1 million shares, respectively	(138,629)	(107,644)
Total equity	2,609,833	2,474,256
Total liabilities and equity	$23,406,322	$21,779,584

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans	$430,048	$324,757
Investments	1,947	2,143
Cash and cash equivalents	5,236	2,588
Total interest income	437,231	329,488
Interest expense:
Deposits	77,456	44,853
Interest expense on short-term borrowings	2,393	1,236
Interest expense on long-term borrowings	24,768	15,323
Total interest expense	104,617	61,412
Net interest income	332,614	268,076
Less: provisions for credit losses	53,931	25,296
Net interest income after provisions for credit losses	278,683	242,780
Non-interest income:
Gains (losses) on derivatives and hedging activities, net	3,892	(5,378)
Other income	9,642	11,346
Total non-interest income	13,534	5,968
Non-interest expenses:
Compensation and benefits	68,317	55,464
FDIC assessment fees	8,796	7,229
Other operating expenses	47,761	39,984
Total operating expenses	124,874	102,677
Acquired intangible asset amortization expense	92	117
Total non-interest expenses	124,966	102,794
Income before income tax expense	167,251	145,954
Income tax expense	40,997	51,011
Net income	126,254	94,943
Preferred stock dividends	3,397	5,575
Net income attributable to SLM Corporation common stock	$122,857	$89,368
Basic earnings per common share attributable to SLM Corporation	$0.28	$0.21
Average common shares outstanding	433,952	429,891
Diluted earnings per common share attributable to SLM Corporation	$0.28	$0.20
Average common and common equivalent shares outstanding	438,977	438,735

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$126,254	$94,943
Other comprehensive income (loss):
Unrealized losses on investments	(4,127)	(1,567)
Unrealized gains on cash flow hedges	20,290	4,779
Total unrealized gains	16,163	3,212
Income tax expense	(3,902)	(1,232)
Other comprehensive income, net of tax expense	12,261	1,980
Total comprehensive income	$138,515	$96,923

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	94,943	—	94,943
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,980	—	—	1,980
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	96,923
Cumulative effect of the adoption of the new stock compensation standard amendment	—	—	—	—	—	—	594	—	(429)	—	165
Cash dividends:
Preferred Stock, Series A ($0.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, Series B ($0.67 per share)	—	—	—	—	—	—	—	—	(2,700)	—	(2,700)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	3,738,717	—	3,738,717	—	748	5,787	—	—	—	6,535
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	9,425	—	—	—	9,425
Shares repurchased related to employee stock-based compensation plans	—	—	(1,603,487)	(1,603,487)	—	—	—	—	—	(19,175)	(19,175)
Balance at March 31, 2017	7,300,000	440,371,196	(9,332,407)	431,038,789	$565,000	$88,075	$1,191,466	$(6,691)	$684,165	$(86,659)	$2,435,356

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	126,254	—	126,254
Other comprehensive income, net of tax	—	—	—	—	—	—	—	12,261	—	—	12,261
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	138,515
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Cash dividends:
Preferred Stock, Series B ($0.83 per share)	—	—	—	—	—	—	—	—	(3,397)	—	(3,397)
Issuance of common shares	—	5,559,991		5,559,991	—	1,112	15,587	—	—	—	16,699
Stock-based compensation expense	—	—	—	—	—	—	14,745	—	—	—	14,745
Shares repurchased related to employee stock-based compensation plans	—	—	(2,740,018)	(2,740,018)	—	—	—	—	—	(30,985)	(30,985)
Balance at March 31, 2018	4,000,000	449,023,578	(13,827,355)	435,196,223	$400,000	$89,805	$1,252,609	$15,601	$990,447	$(138,629)	$2,609,833

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income	$126,254	$94,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	53,931	25,296
Income tax expense	40,997	51,011
Amortization of brokered deposit placement fee	2,789	2,130
Amortization of ABCP Facility upfront fee	301	352
Amortization of deferred loan origination costs and loan premium/(discounts), net	2,607	1,777
Net amortization of discount on investments	475	452
Income on tax indemnification receivable	(1,231)	(1,501)
Depreciation of premises and equipment	3,117	2,585
Amortization of acquired intangibles	92	117
Stock-based compensation expense	14,745	9,425
Unrealized (gains) losses on derivatives and hedging activities, net	(3,879)	5,364
Other adjustments to net income, net	1,763	1,258
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(201,776)	(153,055)
Increase in other interest-earning assets	(10,051)	(1,228)
Increase in other assets	(35,716)	(13,435)
Decrease in income taxes payable, net	(1,159)	(1,689)
Increase in accrued interest payable	11,034	6,146
Increase in payable due to entity that is a subsidiary of Navient	422	227
Decrease in other liabilities	(18,873)	(39,424)
Total adjustments	(140,412)	(104,192)
Total net cash used in operating activities	(14,158)	(9,249)
Investing activities
Loans acquired and originated	(2,300,135)	(1,892,697)
Net proceeds from sales of loans held for investment	820	1,972
Proceeds from claim payments	12,084	11,932
Net decrease in loans held for investment	735,894	506,637
Purchases of available-for-sale securities	—	(18,481)
Proceeds from sales and maturities of available-for-sale securities	10,371	8,170
Total net cash used in investing activities	(1,540,966)	(1,382,467)
Financing activities
Brokered deposit placement fee	(7,055)	(2,084)
Net increase (decrease) in certificates of deposit	694,982	(151,003)
Net increase in other deposits	323,614	83,018
Borrowings collateralized by loans in securitization trusts - issued	667,848	767,994
Borrowings collateralized by loans in securitization trusts - repaid	(200,247)	(99,884)
Issuance costs for unsecured debt offering	—	(23)
Borrowings under ABCP Facility	300,000	—
Repayment of borrowings under ABCP Facility	(300,000)	—
Fees paid on ABCP Facility	(1,063)	(1,515)
Preferred stock dividends paid	(3,397)	(5,575)
Net cash provided by financing activities	1,474,682	590,928
Net decrease in cash, cash equivalents and restricted cash	(80,442)	(800,788)
Cash, cash equivalents and restricted cash at beginning of period	1,636,175	1,972,510

Cash, cash equivalents and restricted cash at end of period	$1,555,733	$1,171,722
Cash disbursements made for:
Interest	$94,737	$54,648
Income taxes paid	$1,894	$1,426
Income taxes refunded	$(990)	$(32)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and cash equivalents	$1,435,649	$1,077,576
Restricted cash	120,084	94,146
Total cash, cash equivalents and restricted cash	$1,555,733	$1,171,722
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
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
Recently Issued and Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” Whereas restricted cash balances have traditionally been excluded from the statement of cash flows, this ASU requires restricted cash and restricted cash equivalents to be included within the beginning and ending totals of cash, cash equivalents and restricted cash presented on the statement of cash flows for all periods presented. Restricted cash and restricted cash equivalent inflows and outflows with external parties are required to be classified within the operating, investing, and/or financing activity sections of the statement of cash flows, whereas transfers between cash and cash equivalents and restricted cash and restricted cash equivalents should no longer be presented on the statement of cash flows. ASU No. 2016-18 also requires (a) the nature of the restrictions to be disclosed to help provide information about the sources and uses of these balances during a reporting period and (b) a reconciliation of the cash, cash equivalents and restricted cash totals on the statement of cash flows to the related balance sheet line items when cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements and must be provided for each period that a balance sheet is presented. We adopted the new accounting pronouncement on January 1, 2018, and the adoption did not have a material impact to our statement of cash flows.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

inappropriate tax rate. This guidance is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard effective January 1, 2018 and recorded a $0.6 million reclass from accumulated other comprehensive income to retained earnings in the first quarter of 2018.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of March 31, 2018 and December 31, 2017, 74 percent and 77 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	March 31,	December 31,
	2018	2017
Private Education Loans	$18,794,012	$17,432,167
Deferred origination costs and unamortized premium/(discount)	58,814	56,378
Allowance for loan losses	(252,103)	(243,715)
Total Private Education Loans, net	18,600,723	17,244,830

FFELP Loans	907,842	927,660
Deferred origination costs and unamortized premium/(discount)	2,566	2,631
Allowance for loan losses	(1,113)	(1,132)
Total FFELP Loans, net	909,295	929,159

Personal Loans	675,656	400,280
Deferred origination costs and unamortized premium/(discount)	(163)	—
Allowance for loan losses	(18,907)	(6,628)
Total Personal Loans, net	656,586	393,652

Loans held for investment, net	$20,166,604	$18,567,641

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years and 5.5 years at March 31, 2018 and December 31, 2017, respectively.

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$18,659,717	8.84%	$15,449,555	8.26%
FFELP Loans	919,717	4.25	1,003,128	3.69
Personal Loans	528,644	10.64	35,830	9.16
Total portfolio	$20,108,078		$16,488,513

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,132	$243,715	$6,628	$251,475
Total provision	231	41,870	13,448	55,549
Net charge-offs:
Charge-offs	(250)	(37,353)	(1,200)	(38,803)
Recoveries	—	5,087	31	5,118
Net charge-offs	(250)	(32,266)	(1,169)	(33,685)
Loan sales(1)	—	(1,216)	—	(1,216)
Ending Balance	$1,113	$252,103	$18,907	$272,123
Allowance:
Ending balance: individually evaluated for impairment	$—	$101,824	$—	$101,824
Ending balance: collectively evaluated for impairment	$1,113	$150,279	$18,907	$170,299
Loans:
Ending balance: individually evaluated for impairment	$—	$1,043,103	$—	$1,043,103
Ending balance: collectively evaluated for impairment	$907,842	$17,750,909	$675,656	$19,334,407
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.14%	1.01%	0.88%
Allowance as a percentage of the ending total loan balance	0.12%	1.34%	2.80%
Allowance as a percentage of the ending loans in repayment(2)	0.16%	1.95%	2.80%
Allowance coverage of net charge-offs (annualized)	1.11	1.95	4.04
Ending total loans, gross	$907,842	$18,794,012	$675,656
Average loans in repayment(2)	$718,311	$12,747,929	$531,889
Ending loans in repayment(2)	$702,965	$12,958,742	$675,656
____________
(1) Represents fair value adjustments on loans sold.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended March 31, 2017
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$2,171	$182,472	$58	$184,701
Total provision	(316)	26,820	288	26,792
Net charge-offs:
Charge-offs	(218)	(26,227)	—	(26,445)
Recoveries	—	3,259	—	3,259
Net charge-offs	(218)	(22,968)	—	(23,186)
Loan sales(1)	—	(1,221)	—	(1,221)
Ending Balance	$1,637	$185,103	$346	$187,086
Allowance:
Ending balance: individually evaluated for impairment	$—	$87,150	$—	$87,150
Ending balance: collectively evaluated for impairment	$1,637	$97,953	$346	$99,936
Loans:
Ending balance: individually evaluated for impairment	$—	$701,860	$—	$701,860
Ending balance: collectively evaluated for impairment	$989,393	$14,952,994	$55,502	$15,997,889
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.11%	0.89%	—%
Allowance as a percentage of the ending total loan balance	0.17%	1.18%	0.62%
Allowance as a percentage of the ending loans in repayment(2)	0.22%	1.76%	0.62%
Allowance coverage of net charge-offs (annualized)	1.88	2.01	—
Ending total loans, gross	$989,393	$15,654,854	$55,502
Average loans in repayment(2)	$771,435	$10,265,530	$35,830
Ending loans in repayment(2)	$757,052	$10,526,782	$55,502
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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of March 31, 2018 and December 31, 2017, approximately 62 percent and 66 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2017 Form 10-K.
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
At March 31, 2018 and December 31, 2017, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2018
TDR Loans	$1,061,046	$1,043,103	$101,824

December 31, 2017
TDR Loans	$1,007,141	$990,351	$94,682

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,032,232	$17,847	$669,606	$12,257

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	March 31,		December 31,
	2018		2017
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$58,939		$51,745
TDR loans in forbearance(2)	65,036		69,652
TDR loans in repayment(3) and percentage of each status:
Loans current	823,813	89.7%	774,222	89.1%
Loans delinquent 31-60 days(4)	47,127	5.1	48,377	5.6
Loans delinquent 61-90 days(4)	31,463	3.4	28,778	3.3
Loans delinquent greater than 90 days(4)	16,725	1.8	17,577	2.0
Total TDR loans in repayment	919,128	100.0%	868,954	100.0%
Total TDR loans, gross	$1,043,103		$990,351
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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$84,174	$15,460	$29,757	$112,206	$10,523	$25,526

_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	March 31, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$16,889,477	90%	$15,658,539	90%
Without cosigner	1,904,535	10	1,773,628	10
Total	$18,794,012	100%	$17,432,167	100%

FICO at Original Approval(2):
Less than 670	$1,257,596	6%	$1,153,591	6%
670-699	2,810,526	15	2,596,959	15
700-749	6,168,342	33	5,714,554	33
Greater than or equal to 750	8,557,548	46	7,967,063	46
Total	$18,794,012	100%	$17,432,167	100%

Seasoning(3):
1-12 payments	$4,754,416	25%	$4,256,592	24%
13-24 payments	3,256,637	17	3,229,465	19
25-36 payments	2,492,490	13	2,429,238	14
37-48 payments	1,583,375	9	1,502,327	9
More than 48 payments	1,337,110	7	1,256,813	7
Not yet in repayment	5,369,984	29	4,757,732	27
Total	$18,794,012	100%	$17,432,167	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,		December 31,
	2018		2017
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,369,984		$4,757,732
Loans in forbearance(2)	465,286		468,402
Loans in repayment and percentage of each status:
Loans current	12,635,627	97.5%	11,911,128	97.6%
Loans delinquent 31-60 days(3)	179,989	1.4	179,002	1.5
Loans delinquent 61-90 days(3)	95,974	0.7	78,292	0.6
Loans delinquent greater than 90 days(3)	47,152	0.4	37,611	0.3
Total Private Education Loans in repayment	12,958,742	100.0%	12,206,033	100.0%
Total Private Education Loans, gross	18,794,012		17,432,167
Private Education Loans deferred origination costs and unamortized premium/(discount)	58,814		56,378
Total Private Education Loans	18,852,826		17,488,545
Private Education Loans allowance for losses	(252,103)		(243,715)
Private Education Loans, net	$18,600,723		$17,244,830
Percentage of Private Education Loans in repayment		69.0%		70.0%
Delinquencies as a percentage of Private Education Loans in repayment		2.5%		2.4%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.5%		3.7%

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

	Personal Loans
	Credit Quality Indicators
	March 31, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$52,417	8%	$32,156	8%
670-699	193,246	29	114,731	29
700-749	307,539	45	182,025	45
Greater than or equal to 750	122,454	18	71,368	18
Total	$675,656	100%	$400,280	100%

Seasoning(2):
0-12 payments	$649,996	96%	$400,280	100%
13-24 payments	25,660	4	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$675,656	100%	$400,280	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

March 31, 2018	$1,045,577	$1,783	$4,694
December 31, 2017	$951,138	$1,372	$4,664

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
Deposits - interest bearing	$16,497,006	$15,504,330
Deposits - non-interest bearing	1,640	1,053
Total deposits	$16,498,646	$15,505,383

Our total deposits of $16.5 billion were comprised of $8.6 billion in brokered deposits and $7.9 billion in retail and other deposits at March 31, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of March 31, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.8 billion of our deposit total as of March 31, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.8 million and $2.1 million in the three months ended March 31, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $7.1 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.
Interest bearing deposits at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018		December 31, 2017
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,107,996	2.01%	$7,731,966	1.80%
Savings	681,024	1.40	738,243	1.10
Certificates of deposit	7,707,986	2.13	7,034,121	1.93
Deposits - interest bearing	$16,497,006		$15,504,330
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2018 and December 31, 2017, there were $404.5 million and $395.5 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $36.8 million and $27.8 million at March 31, 2018 and December 31, 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our borrowings at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,741	$196,741	$—	$196,539	$196,539
Total unsecured borrowings	—	196,741	196,741	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations	—	3,547,604	3,547,604	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	3,547,604	3,547,604	—	3,078,731	3,078,731
Total	$—	$3,744,345	$3,744,345	$—	$3,275,270	$3,275,270

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 21, 2018, we amended and extended the maturity of our $750 million ABCP Facility. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur). At both March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At March 31, 2018, the outstanding balance was $197 million.

Secured Financings
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.78 percent. At March 31, 2018, $701 million of our Private Education Loans were encumbered because of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1-month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1-month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loan and accrued interest amount securitized at inception in 2016		$2,107,042

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	1-month LIBOR plus 0.80%	4.07
Total notes issued in 2017		$1,448,000

Total loan and accrued interest amount securitized at inception in 2017		$1,606,804

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
Total notes issued in 2018		$670,000

Total loan and accrued interest amount securitized at inception in 2018		$744,917
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,547,604	$3,547,604	$4,243,820	$106,351	$280,646	$4,630,817
ABCP Facility	—	—	—	—	8,658	9,884	18,542
Total	$—	$3,547,604	$3,547,604	$4,243,820	$115,009	$290,530	$4,649,359

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,078,731	$3,078,731	$3,691,024	$95,966	$240,208	$4,027,198
ABCP Facility	—	—	—	—	1,017	161	1,178
Total	$—	$3,078,731	$3,078,731	$3,691,024	$96,983	$240,369	$4,028,376
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2018. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2018 or in the year ended December 31, 2017.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2018 or in the year ended December 31, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of March 31, 2018, $5.7 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 89.8 percent and 10.2 percent, respectively, of our total notional derivative contracts of $6.4 billion at March 31, 2018.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $31.3 million and $19.6 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2018 and December 31, 2017, and their impact on earnings and other comprehensive income for the three months ended March 31, 2018 and 2017. Please refer to Note 11, “Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2018	2017	2018	2017	2018	2017	2018	2017
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$794	$630	$—	$182	$794	$812
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(1,053)	(2,584)	—	—	(36)	—	(1,089)	(2,584)
Total net derivatives		$(1,053)	$(2,584)	$794	$630	$(36)	$182	$(295)	$(1,772)
     ___________

(1)
Fair values reported include variation margin as legal settlement of the derivative contract and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Gross position(1)	$794	$812	$(1,089)	$(2,584)
Impact of master netting agreement	(794)	(812)	794	812
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(295)	(1,772)
Cash collateral pledged(2)	—	—	31,637	21,586
Net position	$—	$—	$31,342	$19,814
__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Derivatives Not Designated as Hedges		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Notional Values

Interest rate swaps	$1,376,816	$1,408,649	$3,867,204	$3,062,849	$1,161,000	$987,577	$6,405,020	$5,459,075
Other(1)	$—	$—	$—	$—	$5,476	$3,245	$5,476	$3,245

________
(1) “Other” includes embedded derivatives included in forward purchase contracts.

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended March 31,
	2018	2017

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$5,853	$(4,167)
Realized gains (losses) recorded in interest expense	(514)	4,547
Total	$5,339	$380

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$2,684	$(72)
Realized losses recorded in interest expense	(1,562)	(3,339)
Total	$1,122	$(3,411)

Trading
Interest rate swaps:
Interest reclassification	$110	$80
Realized losses recorded in earnings	(4,755)	(1,219)
Total(1)	(4,645)	(1,139)
Total	$1,816	$(4,170)

________

(1)	Amounts included in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
	2018	2017

Amount of gain recognized in other comprehensive income (loss)	$18,728	$1,440
Less: amount of loss reclassified in interest expense(1)	(1,562)	(3,339)
Total change in other comprehensive income (loss) for unrealized gains on derivatives, before income tax (expense) benefit	$20,290	$4,779
___________
(1) Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
As of March 31, 2018, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME and LCH. Cash collateral held related to derivative exposure between us and our derivatives counterparties was zero at both March 31, 2018 and December 31, 2017. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $31.6 million and $21.6 million at March 31, 2018 and December 31, 2017, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders’ Equity

Common Stock
The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2018	2017
Shares repurchased related to employee stock-based compensation plans(1)(2)	2,740,018	1,603,487
Average purchase price per share	$11.31	$11.96
Common shares issued(3)	5,559,991	3,738,717

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 29, 2018 was $11.21.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Numerator:
Net income	$126,254	$94,943
Preferred stock dividends	3,397	5,575
Net income attributable to SLM Corporation common stock	$122,857	$89,368
Denominator:
Weighted average shares used to compute basic EPS	433,952	429,891
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	5,025	8,844
Weighted average shares used to compute diluted EPS	438,977	438,735

Basic earnings per common share attributable to SLM Corporation	$0.28	$0.21

Diluted earnings per common share attributable to SLM Corporation	$0.28	$0.20

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended March 31, 2018 and 2017, securities covering approximately 0 and 0 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2017 Form 10-K.

During the three months ended March 31, 2018, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$229,114	$—	$229,114	$—	$244,088	$—	$244,088
Derivative instruments	—	794	—	794	—	812	—	812
Total	$—	$229,908	$—	$229,908	$—	$244,900	$—	$244,900

Liabilities
Derivative instruments	$—	$(1,089)	$—	$(1,089)	$—	$(2,584)	$—	$(2,584)
Total	$—	$(1,089)	$—	$(1,089)	$—	$(2,584)	$—	$(2,584)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2018			December 31, 2017
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$22,264,191	$20,166,604	$2,097,587	$20,673,136	$18,567,641	$2,105,495
Cash and cash equivalents	1,435,649	1,435,649	—	1,534,339	1,534,339	—
Available-for-sale investments	229,114	229,114	—	244,088	244,088	—
Accrued interest receivable	1,063,449	1,063,449	—	967,482	967,482	—
Tax indemnification receivable	169,242	169,242	—	168,011	168,011	—
Derivative instruments	794	794	—	812	812	—
Total earning assets	$25,162,439	$23,064,852	$2,097,587	$23,587,868	$21,482,373	$2,105,495
Interest-bearing liabilities
Money-market and savings accounts	$8,789,020	$8,789,020	$—	$8,470,209	$8,470,209	$—
Certificates of deposit	8,095,950	7,707,986	(387,964)	7,044,208	7,034,121	(10,087)
Long-term borrowings	3,731,696	3,744,345	12,649	3,299,871	3,275,270	(24,601)
Accrued interest payable	46,396	46,396	—	35,363	35,363	—
Derivative instruments	1,089	1,089	—	2,584	2,584	—
Total interest-bearing liabilities	$20,664,151	$20,288,836	$(375,315)	$18,852,235	$18,817,547	$(34,688)

Excess of net asset fair value over carrying value			$1,722,272			$2,070,807

Please refer to Note 15, “Fair Value Measurements” in our 2017 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Arrangements with Navient Corporation

In connection with the separation of Navient Corporation (“Navient”) from SLM (“the Spin-Off”), we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2017 Form 10-K for a full discussion of these agreements.

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

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at March 31, 2018 was $35 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of March 31, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $25 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to those uncertain tax positions was $109 million at March 31, 2018.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions (the “UDFI”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of March 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,494,964	11.7%	$1,385,322	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,494,964	11.7%	$1,705,011	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,761,446	13.0%	$2,131,264	>	10.0%
Tier 1 Capital (to Average Assets)	$2,494,964	11.0%	$1,138,524	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2018 and March 31, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2018, we had $0.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At March 31, 2018, we had a $0.3 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
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

The following information is current as of April 23, 2018 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018) (the “2017 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2017 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2017 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents and cyberattacks and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we make; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “ ‘Core Earnings’ ” in this Form 10-Q for the quarter ended March 31, 2018 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2018	2017

Net income attributable to SLM Corporation common stock	$122,857	$89,368
Diluted earnings per common share attributable to SLM Corporation	$0.28	$0.20
Weighted average shares used to compute diluted earnings per share	438,977	438,735
Return on assets	2.2%	2.0%
Non-GAAP operating efficiency ratio(1)	36.5%	36.8%

Other Operating Statistics
Ending Private Education Loans, net	$18,600,723	$15,516,443
Ending FFELP Loans, net	909,295	990,611
Ending total education loans, net	$19,510,018	$16,507,054

Average education loans	$19,579,434	$16,452,683

(1) We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, and the net impact of derivative accounting as defined in the “Core Earnings” adjustments to GAAP table set forth in this Form 10-Q.) We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2018.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; secured financings and loan sales; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

2018 Management Objectives
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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2018 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. In 2018, we will introduce six new graduate student loan products tailored to meet the needs of students in their specific fields of study. To help facilitate the expected increase in our Private Education Loan originations, we plan to continue diversifying the mix of our funding sources in 2018. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were 7 percent higher in the first three months of 2018 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the three months ended March 31, 2018 were 746 and 89.3 percent, compared with 748 and 90.2 percent in the three months ended March 31, 2017, respectively.
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
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of March 31, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.7 percent, a Tier 1 risk-based capital ratio of 11.7 percent, a Total risk-based capital ratio of 13.0 percent and a Tier 1 leverage ratio of 11.0 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
We do not plan to pay a common stock dividend or repurchase common shares in 2018 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
Expand Our Product Offerings to Increase Level of Engagement With Our Existing Customers and Attract New Customers
We will make investments in 2018 that will accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses. In addition, we will offer six new graduate student loan products that are tailored to meet the specific needs of students in their specific fields of study. We expect the diversification of our consumer lending platform and these new product offerings will enhance our Private Education Loan business.
In 2017, we built the infrastructure necessary to originate and service unsecured Personal Loans to be used for non-educational purposes. In the first quarter of 2018, we have begun to test our Personal Loan product and our marketing campaigns, but we do not expect meaningful originations to occur until the second half of the year. In 2018, we have begun to lay the foundation for our credit card business. This process has included preliminary work to begin identifying and selecting a partner to issue and service credit card accounts and to assemble the team to execute our business plan. We believe that these two new consumer finance products are an extension of our core competencies of underwriting, marketing and servicing unsecured credits.
Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our operating efficiency ratio. We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, and the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- ‘Core Earnings’ ’’ in this Form 10-Q). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. Our long-term objective is to achieve steady declines in this ratio over the next several years.
The non-GAAP operating efficiency ratio for the three months ended March 31, 2018 was 36.5 percent compared with 36.8 percent for the year-ago period. The improvement in the non-GAAP operating efficiency ratio was primarily due to the 24 percent growth rate in net interest income, which exceeded the 22 percent growth in our expense base. The growth in our expense base in the first quarter of 2018 included approximately $7 million related to stock compensation expense due to retirement eligible employees and to certain severance related expenses.
We expect our operating efficiency ratio to decline steadily over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we continue to manage the growth of our expense base.
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
Leverage Our Culture to Engage Employees, Recognize and Reward Contributions to Business Results, and Develop Talent to Support our Business Strategy and Growth
In first-quarter 2018, we completed focus groups with a cross-functional representative sample of employees to better understand and act upon their feedback through the annual employee engagement survey. We continued to reward top performers during the year-end compensation process through differentiation of pay based on the results of the performance measurement process. We also completed our quarterly Awards of Excellence Program to recognize our highest performing employees who also demonstrate the values of our company in the work they do. Each area of the business completed its organizational planning to identify critical talent needed now and in the future, against which leadership will develop talent and employees will align their development plans.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%
Interest income:
Loans	$430	$325	$105	32%
Investments	2	2	—	—
Cash and cash equivalents	5	2	3	150
Total interest income	437	329	108	33
Total interest expense	104	61	43	70
Net interest income	333	268	65	24
Less: provisions for credit losses	54	25	29	116
Net interest income after provisions for credit losses	279	243	36	15
Non-interest income:
Gains (losses) on derivatives and hedging activities, net	4	(5)	9	180
Other income	9	11	(2)	(18)
Total non-interest income	13	6	7	117
Non-interest expenses:
Total operating expenses	125	103	22	22
Acquired intangible asset amortization expense	—	—	—	—
Total non-interest expenses	125	103	22	22
Income before income tax expense	167	146	21	14
Income tax expense	41	51	(10)	(20)
Net income	126	95	31	33
Preferred stock dividends	3	6	(3)	(50)
Net income attributable to SLM Corporation common stock	$123	$89	$34	38%

Basic earnings per common share attributable to SLM Corporation	$0.28	$0.21	$0.07	33%

Diluted earnings per common share attributable to SLM Corporation	$0.28	$0.20	$0.08	40%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
For the three months ended March 31, 2018, net income was $126 million, or $0.28 diluted earnings per common share, compared with net income of $95 million, or $0.20 diluted earnings per common share for the three months ended March 31, 2017. The year-over-year net income increase was affected by a $65 million increase in net interest income, and a $7 million increase in total non-interest income, which was offset by a $29 million increase in provisions for credit losses, and a $22 million increase in total non-interest expenses. The reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent as a result of the Tax Act, which was enacted on December 22, 2017, contributed approximately $23 million to net income.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $65 million in the current quarter compared with the year-ago quarter due to a $3.2 billion increase in average Private Education Loans outstanding and a 21 basis point increase in net interest margin. Net interest margin increased primarily as a result of the benefit from an increase in LIBOR rates, which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased due to the increase in LIBOR rates, as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.
•Provisions for credit losses increased $29 million compared with the year-ago quarter. This increase was primarily the result of growth in the reserve for our Personal Loans and higher Private Education Loan defaults related to more loans in repayment. In addition, in first-quarter 2017, we recorded an $8 million benefit to the provision as a result of an update to our life-of-loan forecasting model for our TDR portfolio.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $4 million in the first quarter of 2018 compared with a net loss of $5 million in the year-ago quarter.
•Other income decreased $2 million primarily due to lower income related to our Upromise credit card program.
•First-quarter 2018 operating expenses and acquired intangible asset amortization expenses were $125 million, compared with $103 million in the year-ago quarter. The increase in operating expenses was driven by growth in the portfolio and costs related to product diversification, platform enhancements, and customer experience. In addition, in the first-quarter 2018, we recognized approximately $5 million in stock compensation expense due to retirement eligible employees and approximately $2 million in severance related expenses. When an employee is retirement eligible, all unrecognized stock compensation expense is recorded immediately although the stock continues to vest according to its original terms (absent the employee actually retiring). Earlier this year, we indicated we intend to invest up to $30 million in 2018 in technology infrastructure and product diversification. In the first-quarter 2018, those investments totaled approximately $0.6 million.
•Income tax expense decreased $10 million compared with the year-ago quarter. The effective tax rate decreased in the first-quarter 2018 to 24.5 percent from 35.0 percent in the year-ago quarter. The change was primarily a result of the reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act. The effective tax rate in first quarter 2017 was favorably affected by a $6 million benefit from excess tax benefits/deficiencies related to the settlement of employee stock-based awards.

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

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Hedge ineffectiveness gains (losses)	$8,537	$(4,239)
Unrealized (losses) gains on instruments not in a hedging relationship	(4,755)	(1,219)
Interest reclassification	110	80
Gains (losses) on derivatives and hedging activities, net	$3,892	$(5,378)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$126,254	$94,943
Preferred stock dividends	3,397	5,575
GAAP net income attributable to SLM Corporation common stock	$122,857	$89,368

Adjustments:
Net impact of derivative accounting(1)	(3,782)	5,458
Net tax effect(2)	(919)	2,084
Total “Core Earnings” adjustments to GAAP	(2,863)	3,374

“Core Earnings” attributable to SLM Corporation common stock	$119,994	$92,742

GAAP diluted earnings per common share	$0.28	$0.20
Derivative adjustments, net of tax	(0.01)	0.01
“Core Earnings” diluted earnings per common share	$0.27	$0.21
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

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$18,659,717	8.84%	$15,449,555	8.26%
FFELP Loans	919,717	4.25	1,003,128	3.69
Personal Loans	528,644	10.64	35,830	9.16
Taxable securities	296,512	2.65	352,164	2.47
Cash and other short-term investments	1,451,437	1.47	1,397,921	0.75
Total interest-earning assets	21,856,027	8.11%	18,238,598	7.33%

Non-interest-earning assets	1,111,430		922,377

Total assets	$22,967,457		$19,160,975

Average Liabilities and Equity
Brokered deposits	$8,673,261	2.04%	$7,015,338	1.46%
Retail and other deposits	7,727,564	1.77	6,569,535	1.21
Other interest-bearing liabilities(1)	3,461,050	3.18	2,562,535	2.61
Total interest-bearing liabilities	19,861,875	2.14%	16,147,408	1.54%

Non-interest-bearing liabilities	561,546		628,147
Equity	2,544,036		2,385,420
Total liabilities and equity	$22,967,457		$19,160,975

Net interest margin		6.17%		5.96%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2018 vs. 2017
Interest income	$107,743	$37,841	$69,902
Interest expense	43,205	27,044	16,161
Net interest income	$64,538	$9,772	$54,766

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	March 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$4,220,838	$326	$—	$4,221,164
Grace, repayment and other(2)	14,573,174	907,516	675,656	16,156,346
Total, gross	18,794,012	907,842	675,656	20,377,510
Deferred origination costs and unamortized premium/(discount)	58,814	2,566	(163)	61,217
Allowance for loan losses	(252,103)	(1,113)	(18,907)	(272,123)
Total loan portfolio, net	$18,600,723	$909,295	$656,586	$20,166,604

% of total	92%	5%	3%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)  Includes loans in deferment or forbearance.

	December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,740,237	$257	$—	$3,740,494
Grace, repayment and other(2)	13,691,930	927,403	400,280	15,019,613
Total, gross	17,432,167	927,660	400,280	18,760,107
Deferred origination costs and unamortized premium/(discount)	56,378	2,631	—	59,009
Allowance for loan losses	(243,715)	(1,132)	(6,628)	(251,475)
Total loan portfolio, net	$17,244,830	$929,159	$393,652	$18,567,641

% of total	93%	5%	2%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)  Includes loans in deferment or forbearance.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2018		2017
Private Education Loans	$18,659,717	93%	$15,449,555	94%
FFELP Loans	919,717	4	1,003,128	6
Personal Loans	528,644	3	35,830	—
Total portfolio	$20,108,078	100%	$16,488,513	100%

Loan Activity

	Three Months Ended March 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations	1,972,954	—	327,181	2,300,135
Capitalized interest and deferred origination cost premium amortization	95,398	7,777	—	103,175
Sales	(820)	—	—	(820)
Loan consolidations to third-parties	(223,751)	(7,429)	—	(231,180)
Repayments and other	(487,888)	(20,212)	(64,247)	(572,347)
Ending balance	$18,600,723	$909,295	$656,586	$20,166,604

	Three Months Ended March 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations	1,848,447	—	44,250	1,892,697
Capitalized interest and deferred origination cost premium amortization	70,434	8,489	—	78,923
Sales	(1,972)	—	—	(1,972)
Loan consolidations to third-parties	(103,691)	(10,668)	—	(114,359)
Repayments and other	(410,184)	(18,888)	(1,929)	(431,001)
Ending balance	$15,516,443	$990,611	$55,156	$16,562,210

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at March 31, 2018 increased by 36 percent compared with March 31, 2017, and now total 38 percent of our Private Education Loan portfolio at March 31, 2018.

“Loan consolidations to third-parties” for the three months ended March 31, 2018 total 3.1 percent of our Private Education Loan portfolio in full principal and interest repayment status at March 31, 2018, or 1.2 percent of our total loan portfolio at March 31, 2018, compared with the year-ago period of 2.0 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 0.7 percent of our total portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended March 31,
(Dollars in thousands)	2018	%	2017	%
Smart Option - interest only(1)	$494,848	25%	$481,154	26%
Smart Option - fixed pay(1)	570,366	29	527,072	29
Smart Option - deferred(1)	866,815	44	810,856	44
Smart Option - principal and interest	2,557	—	2,501	—
Parent Loan	37,583	2	25,877	1
Total Private Education Loan originations	$1,972,169	100%	$1,847,460	100%

Percentage of loans with a cosigner	89.3%		90.2%
Average FICO at approval(2)	746		748

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701
Less:
Charge-offs	(37,353)	(250)	(1,200)	(38,803)	(26,227)	(218)	—	(26,445)
Loan sales(1)	(1,216)	—	—	(1,216)	(1,221)	—	—	(1,221)
Plus:
Recoveries	5,087	—	31	5,118	3,259	—	—	3,259
Provision for loan losses	41,870	231	13,448	55,549	26,820	(316)	288	26,792
Ending balance	$252,103	$1,113	$18,907	$272,123	$185,103	$1,637	$346	$187,086

Troubled debt restructurings(2)	$1,043,103	$—	$—	$1,043,103	$701,860	$—	$—	$701,860
_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2018, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 38 percent of our total Private Education Loan portfolio at March 31, 2018 compared with 33 percent at March 31, 2017.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2017 Form 10-K.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2018		2017
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,369,984		$4,778,295
Loans in forbearance(2)	465,286		349,777
Loans in repayment and percentage of each status:
Loans current	12,635,627	97.5%	10,327,843	98.1%
Loans delinquent 31-60 days(3)	179,989	1.4	112,167	1.1
Loans delinquent 61-90 days(3)	95,974	0.7	54,128	0.5
Loans delinquent greater than 90 days(3)	47,152	0.4	32,644	0.3
Total Private Education Loans in repayment	12,958,742	100.0%	10,526,782	100.0%
Total Private Education Loans, gross	18,794,012		15,654,854
Private Education Loans deferred origination costs and unamortized premium/(discount)	58,814		46,692
Total Private Education Loans	18,852,826		15,701,546
Private Education Loans allowance for losses	(252,103)		(185,103)
Private Education Loans, net	$18,600,723		$15,516,443

Percentage of Private Education Loans in repayment		69.0%		67.2%

Delinquencies as a percentage of Private Education Loans in repayment		2.5%		1.9%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.5%		3.2%
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

The Private Education Loan delinquency rate increased to 2.5 percent at March 31, 2018 from 1.9 percent at March 31, 2017 primarily because of the increase in the percentage of loans in our portfolio that have entered full principal and interest repayment, as well as the size of the recent repayment wave that occurred in late 2017.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$243,715	$182,472
Provision for Private Education Loan losses	41,870	26,820
Net charge-offs:
Charge-offs	(37,353)	(26,227)
Recoveries	5,087	3,259
Net charge-offs	(32,266)	(22,968)
Loan sales(1)	(1,216)	(1,221)
Allowance at end of period	$252,103	$185,103

Allowance as a percentage of ending total loan balance	1.34%	1.18%
Allowance as a percentage of ending loans in repayment(2)	1.95%	1.76%
Allowance coverage of net charge-offs (annualized)	1.95	2.01
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.01%	0.89%
Delinquencies as a percentage of ending loans in repayment(2)	2.49%	1.89%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.47%	3.22%
Ending total loans, gross	$18,794,012	$15,654,854
Average loans in repayment(2)	$12,747,929	$10,265,530
Ending loans in repayment(2)	$12,958,742	$10,526,782
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at March 31, 2018 compared with March 31, 2017 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2018, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.5 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 73 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,370	$5,370
Loans in forbearance	273	68	55	37	32	—	465
Loans in repayment - current	4,326	3,131	2,390	1,516	1,273	—	12,636
Loans in repayment - delinquent 31-60 days	78	36	29	18	19	—	180
Loans in repayment - delinquent 61-90 days	51	15	13	8	9	—	96
Loans in repayment - delinquent greater than 90 days	26	7	6	4	4	—	47
Total	$4,754	$3,257	$2,493	$1,583	$1,337	$5,370	18,794
Deferred origination costs and unamortized premium/(discount)							59
Allowance for loan losses							(252)
Total Private Education Loans, net							$18,601

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.03%	0.51%	0.41%	0.28%	0.24%	—%	3.47%

(Dollars in millions) March 31, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,778	$4,778
Loans in forbearance	210	54	42	25	19	—	350
Loans in repayment - current	3,922	2,844	1,882	938	742	—	10,328
Loans in repayment - delinquent 31-60 days	52	24	17	10	9	—	112
Loans in repayment - delinquent 61-90 days	30	10	7	4	3	—	54
Loans in repayment - delinquent greater than 90 days	20	5	4	2	2	—	33
Total	$4,234	$2,937	$1,952	$979	$775	$4,778	15,655
Deferred origination costs and unamortized premium/(discount)							46
Allowance for loan losses							(185)
Total Private Education Loans, net							$15,516

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.93%	0.50%	0.39%	0.23%	0.17%	—%	3.22%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at March 31, 2018 and December 31, 2017.

	March 31, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$202,945	$124,647	$12,618,305	$12,845	$12,958,742
$ in total	$352,262	$126,150	$18,302,443	$13,157	$18,794,012

	December 31, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$190,571	$94,221	$11,907,047	$14,194	$12,206,033
$ in total	$352,456	$95,293	$16,969,941	$14,477	$17,432,167
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2018	$1,045,577	$1,783	$4,694
December 31, 2017	$951,138	$1,372	$4,664
March 31, 2017	$825,680	$1,108	$2,868

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2018	December 31, 2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$22,296	$17,723
Sallie Mae Bank(1)	1,413,354	1,516,616
Available-for-sale investments	229,114	244,088
Total unrestricted cash and liquid investments	$1,664,764	$1,778,427
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$19,125	$25,019
Sallie Mae Bank(1)	1,302,703	1,254,254
Available-for-sale investments	238,281	211,018
Total unrestricted cash and liquid investments	$1,560,109	$1,490,291
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Deposits - interest bearing	$16,497,006	$15,504,330
Deposits - non-interest bearing	1,640	1,053
Total deposits	$16,498,646	$15,505,383

Our total deposits of $16.5 billion were comprised of $8.6 billion in brokered deposits and $7.9 billion in retail and other deposits at March 31, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of March 31, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.8 billion of our deposit total as of March 31, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.8 million and $2.1 million in the three months ended March 31, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $7.1 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.
Interest bearing deposits at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,107,996	2.01%	$7,731,966	1.80%
Savings	681,024	1.40	738,243	1.10
Certificates of deposit	7,707,986	2.13	7,034,121	1.93
Deposits - interest bearing	$16,497,006		$15,504,330
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2018 and December 31, 2017, there were $404.5 million and $395.5 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $36.8 million and $27.8 million at March 31, 2018 and December 31, 2017, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of March 31, 2018, $5.7 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 89.8 percent and 10.2 percent, respectively, of our total notional derivative contracts of $6.4 billion at March 31, 2018.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $31.3 million and $19.6 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of March 31, 2018, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review, and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of March 31, 2018.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$31,342
Exposure to counterparties with credit ratings, net of collateral	$20,901
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2018
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,494,964	11.7%	$1,385,322	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,494,964	11.7%	$1,705,011	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,761,446	13.0%	$2,131,264	>	10.0%
Tier 1 Capital (to Average Assets)	$2,494,964	11.0%	$1,138,524	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth and operating needs, address unexpected credit risks and to protect the interests of depositors and the Deposit Insurance Fund administered by the FDIC. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We believe that current and projected capital levels are appropriate for 2018. As our balance sheet continues to grow in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of March 31, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.7 percent, a Tier 1 risk-based capital ratio of 11.7 percent, a Total risk-based capital ratio of 13.0 percent and a Tier 1 leverage ratio of 11.0 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2018 and March 31, 2017. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2018 and December 31, 2017, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Borrowings.”

	March 31, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,741	$196,741	$—	$196,539	$196,539
Total unsecured borrowings	—	196,741	196,741	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations	—	3,547,604	3,547,604	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	3,547,604	3,547,604	—	3,078,731	3,078,731
Total	$—	$3,744,345	$3,744,345	$—	$3,275,270	$3,275,270

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2018. The interest rate charged to us on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2018 or in the year ended December 31, 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2018 or in the year ended December 31, 2017.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2018, we had $0.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2017/2018 academic year. At March 31, 2018, we had a $0.3 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2017 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2018. However, related to derivative accounting, in the first quarter of 2018 we changed the accounting treatment of variation margin payments on derivatives cleared through the LCH as a result of the LCH adopting rule changes, as described below.
Derivative Accounting
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of March 31, 2018, $5.7 billion notional of our derivative contracts were cleared on the CME and $0.7 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 89.8 percent and 10.2 percent, respectively, of our total notional derivative contracts of $6.4 billion at March 31, 2018.
For derivatives cleared through the CME and the LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2018 and 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. As the results of this interest rate scenario project a more negative impact to both earnings and to the economic value of equity than the upward shock of 100 basis points, the results of the downward rate shock of 100 basis points have been reflected in the table below. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed somewhat from the prior year’s results. The change in sensitivity year-over-year reflects slight changes in the portfolio’s sensitivity as well as several changes in modeling assumptions that are detailed in the following discussion.

	March 31,
	2018			2017
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+7.0%	+2.3%	-2.6%	+7.6%	+2.5%	-2.4%
EAR - Ramp	+5.1%	+1.7%	-2.0%	+6.3%	+2.3%	-1.4%
EVE	+4.5%	+1.3%	-3.0%	+1.8%	+0.5%	-0.3%

The EVE results in the table above for March 31, 2018 reflect two changes in the modeling assumptions. First, we have lengthened the assumed average lives of our indeterminate maturity retail deposit balances, which are now known to persist longer than previously assumed. As an indication of the significance of this change, the December 31, 2017 results showed sensitivity of +6.4 percent for the “+300 basis points shock,” +2.0 percent for the “+100 basis points shock,” and -1.9 percent for the “-100 basis points shock.” Without the modeling changes lengthening the average life of deposits, the December 31, 2017 results would have been +5.4 percent for the “+300 basis points shock,” +1.6 percent for the “+100 basis points shock” and -1.4 percent for the “-100 basis points shock.” A similar impact is noticeable when comparing March 31, 2018 results to March 31, 2017 results; EVE sensitivity has increased. A second modeling change recognizes the more competitive market for indeterminate maturity retail deposits. Beginning with the March 31, 2018 results, we assume that the interest rates offered on these deposits would not reprice below a given level, despite a downward interest rate shock scenario. The model holds retail deposit rates at levels similar to the rates available in the market throughout the low interest rate environment of the past several years. Had this change not been incorporated into the March 31, 2018 EVE results shown in the table above, the EVE sensitivity for March 31, 2018 would have been -1.8 percent in the “-100 basis points shock.” The upward rate scenario results were not impacted by this change.
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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of March 31, 2018, there were $5.4 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$132.8	$—	$132.8
Prime	monthly	4.5	—	4.5
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,929.4	8,661.7	5,267.7
1-month LIBOR	daily	775.0	—	775.0
Non-Discrete reset(2)	daily/weekly	1,555.7	3,096.9	(1,541.2)
Fixed Rate(3)		7,008.9	11,248.5	(4,239.6)
Total		$23,406.3	$23,406.3	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

 The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, Non-Discrete reset and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.2 billion of equity and $0.5 billion of non-interest bearing liabilities.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2018.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.41
Personal loans	1.49
Cash and investments	0.94
Total earning assets	4.92

Deposits
Short-term deposits	0.38
Long-term deposits	2.74
Total deposits	0.90

Borrowings
Long-term borrowings	4.06
Total borrowings	4.06

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Regulatory Update
On May 13, 2014, the Bank reached settlements with (a) the FDIC regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA, and (b) the Department of Justice (the “DOJ”) regarding compliance with the SCRA. In connection with the settlements, the Bank became subject to the FDIC Consent Order and the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
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
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB Investigation. Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the Multi-State Investigation. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. As with the Illinois lawsuit described above, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2017 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2018.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2018	1,684	$11.48	—	—
February 1 - February 28, 2018	1,050	$11.04	—	—
March 1 - March 31, 2018	6	$11.02	—	—
Total first-quarter 2018	2,740	$11.31	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the Nasdaq Global Select Market on March 29, 2018 was $11.21.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Agreement and Release, dated as of March 20, 2018, between the Company and the Personal Representatives of the Estate of Charles P. Rocha.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Restricted Stock Unit Term Sheet.

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Performance Stock Unit Term Sheet.

10.4	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2017 Management Incentive Plan Award.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 23, 2018