Form 10-Q
period 2018-06-30
SLM CORP
filed 2018-07-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2018
Common Stock, $0.20 par value	435,380,601 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$2,043,789	$1,534,339
Available-for-sale investments at fair value (cost of $185,749 and $247,607, respectively)	178,145	244,088
Loans held for investment (net of allowance for losses of $295,277 and $251,475, respectively)	20,308,581	18,567,641
Restricted cash	114,659	101,836
Other interest-earning assets	28,385	21,586
Accrued interest receivable	1,161,161	967,482
Premises and equipment, net	101,335	89,748
Tax indemnification receivable	153,470	168,011
Other assets	99,651	84,853
Total assets	$24,189,176	$21,779,584

Liabilities
Deposits	$16,745,957	$15,505,383
Long-term borrowings	4,217,119	3,275,270
Income taxes payable, net	79,772	102,285
Upromise member accounts	230,228	243,080
Other liabilities	187,398	179,310
Total liabilities	21,460,474	19,305,328

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 449.4 million and 443.5 million shares issued, respectively	89,882	88,693
Additional paid-in capital	1,260,201	1,222,277
Accumulated other comprehensive income (net of tax expense of $7,448 and $1,696, respectively)	23,216	2,748
Retained earnings	1,096,359	868,182
Total SLM Corporation stockholders’ equity before treasury stock	2,869,658	2,581,900
Less: Common stock held in treasury at cost: 14.0 million and 11.1 million shares, respectively	(140,956)	(107,644)
Total equity	2,728,702	2,474,256
Total liabilities and equity	$24,189,176	$21,779,584

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans	$454,045	$336,739	$884,093	$661,496
Investments	1,694	2,201	3,641	4,344
Cash and cash equivalents	6,572	3,155	11,808	5,743
Total interest income	462,311	342,095	899,542	671,583
Interest expense:
Deposits	90,605	50,730	168,061	95,583
Interest expense on short-term borrowings	1,128	1,194	3,521	2,430
Interest expense on long-term borrowings	29,628	20,278	54,396	35,601
Total interest expense	121,361	72,202	225,978	133,614
Net interest income	340,950	269,893	673,564	537,969
Less: provisions for credit losses	63,267	50,215	117,198	75,511
Net interest income after provisions for credit losses	277,683	219,678	556,366	462,458
Non-interest income:
Gains on sales of loans, net	2,060	—	2,060	—
Losses on sales of securities, net	(1,549)	—	(1,549)	—
Losses on derivatives and hedging activities, net	(5,268)	(3,609)	(1,376)	(8,987)
Other income	12,295	10,629	21,937	21,975
Total non-interest income	7,538	7,020	21,072	12,988
Non-interest expenses:
Compensation and benefits	60,245	51,007	128,562	106,471
FDIC assessment fees	8,001	6,622	16,797	13,851
Other operating expenses	66,977	53,622	114,738	93,606
Total operating expenses	135,223	111,251	260,097	213,928
Acquired intangible asset amortization expense	92	117	184	234
Total non-interest expenses	135,315	111,368	260,281	214,162
Income before income tax expense	149,906	115,330	317,157	261,284
Income tax expense	40,074	44,713	81,071	95,724
Net income	109,832	70,617	236,086	165,560
Preferred stock dividends	3,920	3,974	7,317	9,549
Net income attributable to SLM Corporation common stock	$105,912	$66,643	$228,769	$156,011
Basic earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.53	$0.36
Average common shares outstanding	435,187	431,245	434,573	430,572
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.52	$0.35
Average common and common equivalent shares outstanding	439,445	438,115	439,212	438,424

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$109,832	$70,617	$236,086	$165,560
Other comprehensive income (loss):
Unrealized gains (losses) on investments	42	167	(4,085)	(1,400)
Unrealized gains (losses) on cash flow hedges	10,014	(2,029)	30,304	2,750
Total unrealized gains (losses)	10,056	(1,862)	26,219	1,350
Income tax (expense) benefit	(2,441)	701	(6,343)	(531)
Other comprehensive income (loss), net of tax (expense) benefit	7,615	(1,161)	19,876	819
Total comprehensive income	$117,447	$69,456	$255,962	$166,379

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	165,560	—	165,560
Other comprehensive income, net of tax	—	—	—	—	—	—	—	819	—	—	819
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	166,379
Cumulative effect of the adoption of the stock compensation standard amendment	—	—	—	—	—	—	429	—	(264)	—	165
Cash dividends:
Preferred Stock, Series A ($1.74 per share)	—	—	—	—	—	—	—	—	(3,961)	—	(3,961)
Preferred Stock, Series B ($1.39 per share)	—	—	—	—	—	—	—	—	(5,588)	—	(5,588)
Redemption of Series A Preferred Stock	(3,300,000)	—	—	—	(165,000)	—	—	—	—	—	(165,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	5,229,774	—	5,229,774	—	1,046	13,448	—	—	—	14,494
Stock-based compensation expense	—	—	—	—	—	—	15,500	—	—	—	15,500
Shares repurchased related to employee stock-based compensation plans	—	—	(2,584,964)	(2,584,964)	—	—	—	—	—	(31,337)	(31,337)
Balance at June 30, 2017	4,000,000	441,862,253	(10,313,884)	431,548,369	$400,000	$88,373	$1,205,037	$(7,852)	$750,973	$(98,821)	$2,337,710

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	236,086	—	236,086
Other comprehensive income, net of tax	—	—	—	—	—	—	—	19,876	—	—	19,876
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	255,962
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Cash dividends:
Preferred Stock, Series B ($1.81 per share)	—	—	—	—	—	—	—	—	(7,317)	—	(7,317)
Issuance of common shares	—	5,944,946		5,944,946	—	1,189	17,663	—	—	—	18,852
Stock-based compensation expense	—	—	—	—	—	—	20,261	—	—	—	20,261
Shares repurchased related to employee stock-based compensation plans	—	—	(2,940,595)	(2,940,595)	—	—	—	—	—	(33,312)	(33,312)
Balance at June 30, 2018	4,000,000	449,408,533	(14,027,932)	435,380,601	$400,000	$89,882	$1,260,201	$23,216	$1,096,359	$(140,956)	$2,728,702

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$236,086	$165,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	117,198	75,511
Income tax expense	81,071	95,724
Amortization of brokered deposit placement fee	5,847	4,339
Amortization of ABCP Facility upfront fee	575	668
Amortization of deferred loan origination costs and loan premium/(discounts), net	5,115	4,069
Net amortization of discount on investments	985	872
Income on tax indemnification receivable	(3,453)	(3,427)
Depreciation of premises and equipment	6,475	5,365
Amortization of acquired intangibles	184	234
Stock-based compensation expense	20,261	15,500
Unrealized losses on derivatives and hedging activities, net	1,175	10,833
Gains on sales of loans, net	(2,060)	—
Losses on sales of securities, net	1,549	—
Other adjustments to net income, net	3,296	2,998
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(407,813)	(324,684)
(Increase) decrease in other interest-earning assets	(6,799)	588
Decrease in tax indemnification receivable	17,994	29,817
Increase in other assets	(51,451)	(20,586)
Decrease in income taxes payable, net	(107,973)	(139,775)
Increase in accrued interest payable	11,295	3,275
Decrease in payable due to entity that is a subsidiary of Navient	(763)	(1,244)
Decrease in other liabilities	(8,288)	(35,267)
Total adjustments	(315,580)	(275,190)
Total net cash used in operating activities	(79,494)	(109,630)
Investing activities
Loans acquired and originated	(3,162,764)	(2,347,344)
Net proceeds from sales of loans held for investment	44,832	3,472
Proceeds from claim payments	27,000	24,907
Net decrease in loans held for investment	1,442,627	980,234
Purchases of available-for-sale securities	(2,914)	(40,124)
Proceeds from sales and maturities of available-for-sale securities	62,237	16,976
Total net cash used in investing activities	(1,588,982)	(1,361,879)
Financing activities
Brokered deposit placement fee	(18,885)	(5,329)
Net increase in certificates of deposit	947,437	308,069
Net increase in other deposits	331,926	51,447
Borrowings collateralized by loans in securitization trusts - issued	1,350,587	767,244
Borrowings collateralized by loans in securitization trusts - repaid	(411,904)	(262,567)
Issuance costs for unsecured debt offering	—	(423)
Unsecured debt issued	—	197,000
Borrowings under ABCP Facility	300,000	—
Repayment of borrowings under ABCP Facility	(300,000)	—
Fees paid on ABCP Facility	(1,095)	(1,259)

Redemption of Preferred Stock Series A	—	(165,000)
Preferred stock dividends paid	(7,317)	(9,549)
Net cash provided by financing activities	2,190,749	879,633
Net increase (decrease) in cash, cash equivalents and restricted cash	522,273	(591,876)
Cash, cash equivalents and restricted cash at beginning of period	1,636,175	1,972,510
Cash, cash equivalents and restricted cash at end of period	$2,158,448	$1,380,634
Cash disbursements made for:
Interest	$207,872	$121,601
Income taxes paid	$111,173	$139,828
Income taxes refunded	$(3,790)	$(833)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,043,789	$1,318,168
Restricted cash	114,659	62,466
Total cash, cash equivalents and restricted cash	$2,158,448	$1,380,634
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
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

2. Investments

The amortized cost and fair value of securities available for sale are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$167,203	$119	$(6,906)	$160,416
Utah Housing Corporation bonds	18,546	—	(817)	17,729
Total	$185,749	$119	$(7,723)	$178,145

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$227,607	$650	$(3,210)	$225,047
Utah Housing Corporation bonds	20,000	—	(959)	19,041
Total	$247,607	$650	$(4,169)	$244,088

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and Utah Housing Corporation bonds and the estimated fair value for securities having gross unrealized losses, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2018:
Mortgage-backed securities	$(1,568)	$49,747	$(5,338)	$107,182	$(6,906)	$156,929
Utah Housing Corporation bonds	—	—	(817)	17,729	(817)	17,729
Total	$(1,568)	$49,747	$(6,155)	$124,911	$(7,723)	$174,658

As of December 31, 2017:
Mortgage-backed securities	$(772)	$77,356	$(2,438)	$110,500	$(3,210)	$187,856
Utah Housing Corporation bonds	(77)	4,923	(882)	14,118	(959)	19,041
Total	$(849)	$82,279	$(3,320)	$124,618	$(4,169)	$206,897

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $72 million, $49 million, and $46 million, respectively, at June 30, 2018. We own these securities to meet our requirements under the Community Reinvestment Act. In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities. As of June 30, 2018, 75 of the 84 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 35 of the 75 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2017, 62 of the 92 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 31 of the 62 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at June 30, 2018 and December 31, 2017 was $19 million and $20 million, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

As of June 30, 2018, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$269	$284
2039	3,099	3,203
2042	10,099	9,381
2043	15,371	14,823
2044	24,183	23,464
2045	28,117	26,883
2046	41,807	39,789
2047	59,890	57,416
2048	2,914	2,902
Total	$185,749	$178,145

The mortgage-backed securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $161 million and $218 million par value of mortgage-backed securities pledged to this borrowing facility at June 30, 2018 and December 31, 2017, respectively, as discussed further in Note 6, “Borrowings.”

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans and Personal Loans. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We began acquiring Personal Loans from third parties in the fourth quarter of 2016 and originating Personal Loans in the first quarter of 2018.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of June 30, 2018, and December 31, 2017, 73 percent and 77 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
In connection with the separation of Navient Corporation (“Navient”) from SLM (the “Spin-Off”), we retained the right to require Navient to purchase delinquent loans (at fair value) when the borrower has a lending relationship with both us and Navient (“Split Loans”). In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	June 30,	December 31,
	2018	2017
Private Education Loans:
Fixed rate	$5,086,329	$4,000,447
Variable rate	13,601,698	13,431,720
Total Private Education Loans, gross	18,688,027	17,432,167
Deferred origination costs and unamortized premium/(discount)	61,908	56,378
Allowance for loan losses	(261,695)	(243,715)
Total Private Education Loans, net	18,488,240	17,244,830

FFELP Loans	885,357	927,660
Deferred origination costs and unamortized premium/(discount)	2,496	2,631
Allowance for loan losses	(1,073)	(1,132)
Total FFELP Loans, net	886,780	929,159

Personal Loans (fixed rate)	966,080	400,280
Deferred origination costs and unamortized premium/(discount)	(10)	—
Allowance for loan losses	(32,509)	(6,628)
Total Personal Loans, net	933,561	393,652

Loans held for investment, net	$20,308,581	$18,567,641

The estimated weighted average life of education loans in our portfolio was approximately 5.3 years and 5.5 years at June 30, 2018 and December 31, 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	June 30,
	2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$18,764,768	9.03%	$15,687,803	8.33%
FFELP Loans	898,095	4.51	980,478	3.87
Personal Loans	815,356	10.65	60,910	9.28
Total portfolio	$20,478,219		$16,729,191

	Six Months Ended
	June 30,
	2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$18,712,533	8.93%	$15,569,337	8.30%
FFELP Loans	908,846	4.38	991,740	3.78
Personal Loans	672,792	10.65	48,464	9.24
Total portfolio	$20,294,171		$16,609,541

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,113	$252,103	$18,907	$272,123
Total provision	252	46,264	16,378	62,894
Net charge-offs:
Charge-offs	(292)	(42,270)	(2,872)	(45,434)
Recoveries	—	5,598	96	5,694
Net charge-offs	(292)	(36,672)	(2,776)	(39,740)
Loan sales(1)	—	—	—	—
Ending Balance	$1,073	$261,695	$32,509	$295,277
Allowance:
Ending balance: individually evaluated for impairment	$—	$113,343	$—	$113,343
Ending balance: collectively evaluated for impairment	$1,073	$148,352	$32,509	$181,934
Loans:
Ending balance: individually evaluated for impairment	$—	$1,121,816	$—	$1,121,816
Ending balance: collectively evaluated for impairment	$885,357	$17,566,211	$966,080	$19,417,648
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.17%	1.14%	1.36%
Allowance as a percentage of the ending total loan balance	0.12%	1.40%	3.37%
Allowance as a percentage of the ending loans in repayment(2)	0.16%	2.02%	3.37%
Allowance coverage of net charge-offs (annualized)	0.92	1.78	2.93
Ending total loans, gross	$885,357	$18,688,027	$966,080
Average loans in repayment(2)	$698,197	$12,909,623	$815,741
Ending loans in repayment(2)	$680,802	$12,979,523	$966,080
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,132	$243,715	$6,628	$251,475
Total provision	483	88,134	29,826	118,443
Net charge-offs:
Charge-offs	(542)	(79,623)	(4,072)	(84,237)
Recoveries	—	10,685	127	10,812
Net charge-offs	(542)	(68,938)	(3,945)	(73,425)
Loan sales(1)	—	(1,216)	—	(1,216)
Ending Balance	$1,073	$261,695	$32,509	$295,277
Allowance:
Ending balance: individually evaluated for impairment	$—	$113,343	$—	$113,343
Ending balance: collectively evaluated for impairment	$1,073	$148,352	$32,509	$181,934
Loans:
Ending balance: individually evaluated for impairment	$—	$1,121,816	$—	$1,121,816
Ending balance: collectively evaluated for impairment	$885,357	$17,566,211	$966,080	$19,417,648
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.15%	1.08%	1.17%
Allowance as a percentage of the ending total loan balance	0.12%	1.40%	3.37%
Allowance as a percentage of the ending loans in repayment(2)	0.16%	2.02%	3.37%
Allowance coverage of net charge-offs (annualized)	0.99	1.90	4.12
Ending total loans, gross	$885,357	$18,688,027	$966,080
Average loans in repayment(2)	$709,010	$12,810,072	$673,552
Ending loans in repayment(2)	$680,802	$12,979,523	$966,080
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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of June 30, 2018, and December 31, 2017, approximately 61 percent and 66 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2017 Form 10-K.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
At June 30, 2018 and December 31, 2017, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2018
TDR Loans	$1,139,417	$1,121,816	$113,343

December 31, 2017
TDR Loans	$1,007,141	$990,351	$94,682

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,105,042	$18,718	$766,171	$14,310

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,069,721	$36,565	$718,727	$26,567

The following table provides information regarding the loan status and aging of TDR loans.

	June 30,		December 31,
	2018		2017
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$57,595		$51,745
TDR loans in forbearance(2)	59,682		69,652
TDR loans in repayment(3) and percentage of each status:
Loans current	917,138	91.3%	774,222	89.1%
Loans delinquent 31-60 days(4)	45,080	4.5	48,377	5.6
Loans delinquent 61-90 days(4)	25,580	2.5	28,778	3.3
Loans delinquent greater than 90 days(4)	16,741	1.7	17,577	2.0
Total TDR loans in repayment	1,004,539	100.0%	868,954	100.0%
Total TDR loans, gross	$1,121,816		$990,351
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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$116,478	$12,764	$18,254	$134,489	$12,215	$23,679

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$200,652	$28,224	$47,988	$246,695	$22,738	$49,113
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	June 30, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$16,757,587	90%	$15,658,539	90%
Without cosigner	1,930,440	10	1,773,628	10
Total	$18,688,027	100%	$17,432,167	100%

FICO at Original Approval(2):
Less than 670	$1,256,273	7%	$1,153,591	6%
670-699	2,814,316	15	2,596,959	15
700-749	6,152,102	33	5,714,554	33
Greater than or equal to 750	8,465,336	45	7,967,063	46
Total	$18,688,027	100%	$17,432,167	100%

Seasoning(3):
1-12 payments	$4,837,671	26%	$4,256,592	24%
13-24 payments	3,209,308	17	3,229,465	19
25-36 payments	2,471,002	13	2,429,238	14
37-48 payments	1,582,586	9	1,502,327	9
More than 48 payments	1,337,067	7	1,256,813	7
Not yet in repayment	5,250,393	28	4,757,732	27
Total	$18,688,027	100%	$17,432,167	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	June 30,		December 31,
	2018		2017
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,250,393		$4,757,732
Loans in forbearance(2)	458,111		468,402
Loans in repayment and percentage of each status:
Loans current	12,697,362	97.8%	11,911,128	97.6%
Loans delinquent 31-60 days(3)	166,322	1.3	179,002	1.5
Loans delinquent 61-90 days(3)	75,534	0.6	78,292	0.6
Loans delinquent greater than 90 days(3)	40,305	0.3	37,611	0.3
Total Private Education Loans in repayment	12,979,523	100.0%	12,206,033	100.0%
Total Private Education Loans, gross	18,688,027		17,432,167
Private Education Loans deferred origination costs and unamortized premium/(discount)	61,908		56,378
Total Private Education Loans	18,749,935		17,488,545
Private Education Loans allowance for losses	(261,695)		(243,715)
Private Education Loans, net	$18,488,240		$17,244,830
Percentage of Private Education Loans in repayment		69.5%		70.0%
Delinquencies as a percentage of Private Education Loans in repayment		2.2%		2.4%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.4%		3.7%

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

Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores, loan seasoning and loan status. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	June 30, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$70,773	7%	$32,156	8%
670-699	275,210	29	114,731	29
700-749	441,824	46	182,025	45
Greater than or equal to 750	178,273	18	71,368	18
Total	$966,080	100%	$400,280	100%

Seasoning(2):
0-12 payments	$932,863	97%	$400,280	100%
13-24 payments	33,217	3	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$966,080	100%	$400,280	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	June 30,		December 31,
	2018		2017
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$960,865	99.5%	$398,988	99.7%
Loans delinquent 31-60 days(1)	2,376	0.2	761	0.2
Loans delinquent 61-90 days(1)	1,594	0.2	340	0.1
Loans delinquent greater than 90 days(1)	1,245	0.1	191	—
Total Personal Loans in repayment	966,080	100.0%	400,280	100.0%
Total Personal Loans, gross	966,080		400,280
Personal Loans unamortized discount	(10)		—
Total Personal Loans	966,070		400,280
Personal Loans allowance for losses	(32,509)		(6,628)
Personal Loans, net	$933,561		$393,652
Delinquencies as a percentage of Personal Loans in repayment		0.5%		0.3%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2018	$1,141,135	$1,530	$5,852
December 31, 2017	$951,138	$1,372	$4,664

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
Deposits - interest bearing	$16,743,885	$15,504,330
Deposits - non-interest bearing	2,072	1,053
Total deposits	$16,745,957	$15,505,383

Our total deposits of $16.7 billion were comprised of $8.7 billion in brokered deposits and $8.0 billion in retail and other deposits at June 30, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of June 30, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.7 billion of our deposit total as of June 30, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $2 million in the three months ended June 30, 2018 and 2017, respectively, and placement fee expense of $6 million and $4 million in the six months ended June 30, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $12 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and fees paid to third-party brokers related to brokered CDs were $19 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.
Interest bearing deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018		December 31, 2017
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,113,708	2.21%	$7,731,966	1.80%
Savings	682,242	1.59	738,243	1.10
Certificates of deposit	7,947,935	2.54	7,034,121	1.93
Deposits - interest bearing	$16,743,885		$15,504,330
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Deposits (Continued)

 As of June 30, 2018, and December 31, 2017, there were $406 million and $396 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $39 million and $28 million at June 30, 2018 and December 31, 2017, respectively.

6. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our borrowings at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,943	$196,943	$—	$196,539	$196,539
Total unsecured borrowings	—	196,943	196,943	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations:
Fixed rate	—	2,125,035	2,125,035	—	1,565,760	1,565,760
Variable rate	—	1,895,141	1,895,141	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,020,176	4,020,176	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	4,020,176	4,020,176	—	3,078,731	3,078,731
Total	$—	$4,217,119	$4,217,119	$—	$3,275,270	$3,275,270

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 21, 2018, we amended and extended the maturity of our $750 million ABCP Facility. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur). At both June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At June 30, 2018, the outstanding balance was $197 million.

Secured Financings
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.78 percent. At June 30, 2018, $681 million of our Private Education Loans were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At June 30, 2018, $711 million of our Private Education Loans were encumbered because of this transaction.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1-month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1-month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loan and accrued interest amount securitized at inception in 2016		$2,107,042

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	1-month LIBOR plus 0.80%	4.07
Total notes issued in 2017		$1,448,000

Total loan and accrued interest amount securitized at inception in 2017		$1,606,804

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
2018-B	June 2018	686,500	1-month LIBOR plus 0.76%	4.40
Total notes issued in 2018		$1,356,500

Total loan and accrued interest amount securitized at inception in 2018		$1,504,121
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,020,176	$4,020,176	$4,793,290	$105,963	$334,333	$5,233,586
ABCP Facility	—	—	—	—	—	706	706
Total	$—	$4,020,176	$4,020,176	$4,793,290	$105,963	$335,039	$5,234,292

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,078,731	$3,078,731	$3,691,024	$95,966	$240,208	$4,027,198
ABCP Facility	—	—	—	—	1,017	161	1,178
Total	$—	$3,078,731	$3,078,731	$3,691,024	$96,983	$240,369	$4,028,376
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2018. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2018 or in the year ended December 31, 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2018 or in the year ended December 31, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities, so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of June 30, 2018, $5.9 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.3 percent and 9.7 percent, respectively, of our total notional derivative contracts of $6.5 billion at June 30, 2018.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $30 million and $20 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2018 and December 31, 2017, and their impact on earnings and other comprehensive income for the three and six months ended June 30, 2018 and 2017. Please refer to Note 11, “Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2018	2017	2018	2017	2018	2017	2018	2017
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$959	$—	$444	$630	$—	$182	$1,403	$812
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(2,584)	—	—	(92)	—	(92)	(2,584)
Total net derivatives		$959	$(2,584)	$444	$630	$(92)	$182	$1,311	$(1,772)
     ___________

(1)
Fair values reported include variation margin as legal settlement of the derivative contract and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Gross position(1)	$1,403	$812	$(92)	$(2,584)
Impact of master netting agreement	(92)	(812)	92	812
Derivative values with impact of master netting agreements (as carried on balance sheet)	1,311	—	—	(1,772)
Cash collateral pledged(2)	28,385	—	—	21,586
Net position	$29,696	$—	$—	$19,814
__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Notional Values

Interest rate swaps	$1,344,791	$1,408,649	$3,867,204	$3,062,849	$1,317,494	$987,577	$6,529,489	$5,459,075

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness realized gains (losses) recorded in earnings(1)	$(2,914)	$(3,711)	$2,939	$(7,878)
Realized gains (losses) recorded in interest expense	(2,812)	2,881	(3,326)	7,428
Total	$(5,726)	$(830)	$(387)	$(450)

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$65	$(75)	$2,749	$(147)
Realized losses recorded in interest expense	(543)	(2,669)	(2,104)	(6,008)
Total	$(478)	$(2,744)	$645	$(6,155)

Trading
Interest rate swaps:
Interest reclassification	$(239)	$(101)	$(129)	$(20)
Realized losses recorded in earnings	(2,180)	278	(6,935)	(942)
Total(1)	(2,419)	177	(7,064)	(962)
Total	$(8,623)	$(3,397)	$(6,806)	$(7,567)

________
(1) Amounts included in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Amount of gain recognized in other comprehensive income (loss)	$9,471	$(4,698)	$28,200	$(3,258)
Less: amount of loss reclassified in interest expense(1)	(543)	(2,669)	(2,104)	(6,008)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$10,014	$(2,029)	$30,304	$2,750
___________
(1) Amounts included in “realized losses recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
As of June 30, 2018, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME and LCH. Cash collateral held related to derivative exposure between us and our derivatives counterparties was zero at both June 30, 2018 and December 31, 2017. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $28 million and $22 million at June 30, 2018 and December 31, 2017, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders’ Equity

Common Stock
The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2018	2017	2018	2017
Shares repurchased related to employee stock-based compensation plans(1)(2)	200,577	981,477	2,940,595	2,584,964
Average purchase price per share	$11.60	$12.39	$11.33	$12.12
Common shares issued(3)	384,955	1,491,057	5,944,946	5,229,774

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 29, 2018 was $11.45.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$109,832	$70,617	$236,086	$165,560
Preferred stock dividends	3,920	3,974	7,317	9,549
Net income attributable to SLM Corporation common stock	$105,912	$66,643	$228,769	$156,011
Denominator:
Weighted average shares used to compute basic EPS	435,187	431,245	434,573	430,572
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,258	6,870	4,639	7,852
Weighted average shares used to compute diluted EPS	439,445	438,115	439,212	438,424

Basic earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.53	$0.36

Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.52	$0.35

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2018 and 2017, securities covering approximately 0 and 0 shares, respectively, and for six months ended June 30, 2018 and 2017, securities covering approximately 0 and 0 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2018, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$178,145	$—	$178,145	$—	$244,088	$—	$244,088
Derivative instruments	—	1,403	—	1,403	—	812	—	812
Total	$—	$179,548	$—	$179,548	$—	$244,900	$—	$244,900

Liabilities
Derivative instruments	$—	$(92)	$—	$(92)	$—	$(2,584)	$—	$(2,584)
Total	$—	$(92)	$—	$(92)	$—	$(2,584)	$—	$(2,584)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2018			December 31, 2017
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$22,349,831	$20,308,581	$2,041,250	$20,673,136	$18,567,641	$2,105,495
Cash and cash equivalents	2,043,789	2,043,789	—	1,534,339	1,534,339	—
Available-for-sale investments	178,145	178,145	—	244,088	244,088	—
Accrued interest receivable	1,161,161	1,161,161	—	967,482	967,482	—
Tax indemnification receivable	153,470	153,470	—	168,011	168,011	—
Derivative instruments	1,403	1,403	—	812	812	—
Total earning assets	$25,887,799	$23,846,549	$2,041,250	$23,587,868	$21,482,373	$2,105,495
Interest-bearing liabilities
Money-market and savings accounts	$8,795,950	$8,795,950	$—	$8,470,209	$8,470,209	$—
Certificates of deposit	7,911,777	7,947,935	36,158	7,044,208	7,034,121	(10,087)
Long-term borrowings	4,198,150	4,217,119	18,969	3,299,871	3,275,270	(24,601)
Accrued interest payable	46,658	46,658	—	35,363	35,363	—
Derivative instruments	92	92	—	2,584	2,584	—
Total interest-bearing liabilities	$20,952,627	$21,007,754	$55,127	$18,852,235	$18,817,547	$(34,688)

Excess of net asset fair value over carrying value			$2,096,377			$2,070,807

Please refer to Note 15, “Fair Value Measurements” in our 2017 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and other ancillary agreements with Navient. Please refer to Note 16, “Arrangements with Navient Corporation” in our 2017 Form 10-K for a full discussion of these agreements.

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

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at June 30, 2018 was $18 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of June 30, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $26 million. In addition, we believe we are indemnified by Navient for uncertain tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off. The remaining balance of the indemnification receivable related to those uncertain tax positions was $110 million at June 30, 2018.

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retained only the right to require the Purchasers to purchase Split Loans (at fair value) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of June 30, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,617,021	12.0%	$1,417,350	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,617,021	12.0%	$1,744,431	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,889,876	13.3%	$2,180,539	>	10.0%
Tier 1 Capital (to Average Assets)	$2,617,021	11.2%	$1,164,750	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the six months ended June 30, 2018 and June 30, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2018, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At June 30, 2018, we had a $0.6 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
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

The following information is current as of July 24, 2018 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018) (the “2017 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2017 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2017 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents and cyberattacks and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we make or acquire; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “ ‘Core Earnings’ ” in this Form 10-Q for the quarter ended June 30, 2018 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2018	2017	2018	2017

Net income attributable to SLM Corporation common stock	$105,912	$66,643	$228,769	$156,011
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.52	$0.35
Weighted average shares used to compute diluted earnings per share	439,445	438,115	439,212	438,424
Return on assets	1.9%	1.5%	2.1%	1.7%
Non-GAAP operating efficiency ratio(1)	38.3%	39.7%	37.4%	38.2%

Other Operating Statistics
Ending Private Education Loans, net	$18,488,240	$15,523,338	$18,488,240	$15,523,338
Ending FFELP Loans, net	886,780	968,398	886,780	968,398
Ending total education loans, net	$19,375,020	$16,491,736	$19,375,020	$16,491,736

Ending Personal Loans, net	$933,561	$68,690	$933,561	$68,690

Average education loans	$19,662,863	$16,668,281	$19,621,379	$16,561,077
Average Personal Loans	$815,356	$60,910	$672,792	$48,464
__________
(1) We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in the “Core Earnings” adjustments to GAAP table set forth in this Form 10-Q.) We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2018.
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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2018 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. In the first six months of 2018, we introduced six new graduate student loan products tailored to meet the needs of students in their specific fields of study. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were 8 percent higher in the first six months of 2018 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the six months ended June 30, 2018 were 746 and 86.6 percent, compared with 747 and 87.6 percent in the six months ended June 30, 2017, respectively. In addition, to help facilitate the expected increase in our Private Education Loan originations, we plan to continue diversifying the mix of our funding sources in 2018.
A key part of our strategy to grow our Private Education Loan volume and market share will be to continue to improve our customers’ experience by maintaining cutting edge technology and providing high quality service, whether our customers choose to contact us online or over the telephone. In 2018, we are continuing to improve customer and agent-facing systems to improve the efficiency of customer service and put more self-service at our customers’ fingertips through mobile, online and call center resources.
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of June 30, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.0 percent, a Tier 1 risk-based capital ratio of 12.0 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.2 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
We do not plan to pay a common stock dividend or repurchase common shares in 2018 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
Expand Our Product Offerings to Increase Level of Engagement With Our Existing Customers and Attract New Customers
We are making investments in 2018 that will accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses. In the first half of 2018, we began to offer six new graduate student loan products that are tailored to meet the needs of students in their specific fields of study. We expect the diversification of our consumer lending platform and these new product offerings to enhance our Private Education Loan business.
In 2017, we built the infrastructure necessary to originate and service unsecured Personal Loans to be used for non-educational purposes. In the first half of 2018, we started to originate our Personal Loan product, and recently exceeded $100 million in total originated Personal Loans. In addition, in the first six months of 2018, we acquired $594 million of Personal Loans originated by third parties.
In 2018, we have begun to lay the foundation for our credit card business. This process has included identifying and selecting a partner to help issue credit cards and service credit card accounts and to assemble the team to execute our business plan.
We believe that these two new consumer finance products are an extension of our core competencies of underwriting, marketing and servicing unsecured credits.

Manage Operating Expenses While Improving Efficiency
We will continue to measure our effectiveness in managing operating expenses by monitoring our operating efficiency ratio. We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- ‘Core Earnings’ ’’ in this Form 10-Q). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. Our long-term objective is to achieve steady declines in this ratio over the next several years.
The non-GAAP operating efficiency ratio for the three months ended June 30, 2018 was 38.3 percent compared with 39.7 percent for the year-ago period. The non-GAAP operating efficiency ratio for the six months ended June 30, 2018 was 37.4 percent compared with 38.2 percent for the six months ended June 30, 2017. The improvement in the non-GAAP operating efficiency ratio in the three and six months ended June 30, 2018 compared with the three and six month periods ended June 30, 2017, respectively, was primarily due to the growth rate in net interest income exceeding the growth rate in our expense base. The growth in our expense base in the six months ended June 30, 2018 was driven by growth in the portfolio and costs related to product diversification, platform enhancements, customer experience, FDIC assessments and higher compensation and benefits costs, including approximately $7 million related to stock compensation expense due to retirement eligible employees and to certain severance related expenses.
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
Leverage Our Culture to Engage Employees, Recognize and Reward Contributions to Business Results, and Develop Talent to Support our Business Strategy and Growth
In the first half of 2018, we completed focus groups with a cross-functional representative sample of employees to better understand and act upon their feedback through the annual employee engagement survey. We continued to reward top performers during the year-end compensation process through differentiation of pay based on the results of the performance measurement process. Each area of the business completed its organizational planning to identify critical talent needed now and in the future, against which leadership will develop talent and employees will align their development plans.
In the second quarter of 2018, we launched a new competency model that will provide a framework and common language to define the type of talent to move the organization forward. The core and leadership competencies will provide several tools for our employees to charter their career development. We also continued to focus on talent development by piloting a leadership development program to enhance leadership competencies to more effectively achieve results. This experience included a launch of a new multi-rater assessment tool that will be leveraged to create individual development plans. We also completed our quarterly Awards of Excellence Program to recognize our highest performing employees who also demonstrate the values of our Company in the work they do.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%	2018	2017	$	%
Interest income:
Loans	$454	$337	$117	35%	$884	$662	$222	34%
Investments	2	2	—	—	3	4	(1)	(25)
Cash and cash equivalents	6	3	3	100	12	6	6	100
Total interest income	462	342	120	35	899	672	227	34
Total interest expense	121	72	49	68	226	134	92	69
Net interest income	341	270	71	26	673	538	136	25
Less: provisions for credit losses	63	50	13	26	117	76	42	55
Net interest income after provisions for credit losses	278	220	58	26	556	462	94	20
Non-interest income:
Gains on sales of loans, net	2	—	2	100	2	—	2	100
Losses on sales of securities, net	(2)	—	(2)	(100)	(2)	—	(2)	(100)
Losses on derivatives and hedging activities, net	(5)	(4)	(1)	(25)	(1)	(9)	8	89
Other income	12	11	1	9	22	22	—	—
Total non-interest income	7	7	—	—	21	13	8	62
Non-interest expenses:
Total operating expenses	135	111	24	22	260	214	46	21
Acquired intangible asset amortization expense	—	—	—	—	—	—	—	—
Total non-interest expenses	135	111	24	22	260	214	46	21
Income before income tax expense	150	116	34	29	317	261	56	21
Income tax expense	40	45	(5)	(11)	81	95	(15)	(16)
Net income	110	71	39	55	236	166	70	42
Preferred stock dividends	4	4	—	—	7	10	(3)	(30)
Net income attributable to SLM Corporation common stock	$106	$67	$39	58%	$229	$156	$73	47%
Basic earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.09	60%	$0.53	$0.36	$0.17	47%
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.15	$0.09	60%	$0.52	$0.35	$0.17	49%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
For the three months ended June 30, 2018, net income was $110 million, or $0.24 diluted earnings per common share, compared with net income of $71 million, or $0.15 diluted earnings per common share, for the three months ended June 30, 2017. The year-over-year increase in net income was due to a $71 million increase in net interest income, which was offset by a $13 million increase in provisions for credit losses, and a $24 million increase in total non-interest expenses. The reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent because of the Tax Act, which was enacted on December 22, 2017, contributed approximately $21 million to net income.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $71 million in the current quarter compared with the year-ago quarter due to a $3.7 billion increase in average loans outstanding and a 23 basis point increase in net interest margin. Net interest margin increased primarily as a result of the benefit from an increase in LIBOR rates, which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates.
•Provisions for credit losses increased $13 million compared with the year-ago quarter. This increase was primarily the result of growth in the reserve for our Personal Loan portfolio. The provision for Personal Loans grew because the portfolio increased from $70 million at June 30, 2017 to $966 million at June 30, 2018. Provision expenses for our Private Education Loan portfolio declined $3 million compared with the year-ago quarter because of improved credit performance.
• Gains on sales of loans, net, resulted in a net gain of $2 million in the second quarter of 2018 as we sold the $43 million Split Loan portfolio.
•Losses on sales of securities, net, were $2 million in the second quarter of 2018 due to the sale of $41 million of mortgage-backed securities. There were no sales of securities in the year-ago period.
•Losses on derivatives and hedging activities, net, resulted in a net loss of $5 million in the second quarter of 2018 compared with a net loss of $4 million in the year-ago quarter.
•Other income increased $1 million primarily due to an increase in the tax indemnification receivable related to uncertain tax positions.
•Second-quarter 2018 operating expenses (including acquired intangible asset amortization expense) were $135 million, compared with $111 million in the year-ago quarter. The increase in operating expenses was driven by growth in the portfolio and costs related to product diversification, platform enhancements, customer experience, and higher compensation and benefits costs. Earlier this year, we indicated our intention to invest $30 million in 2018 in technology infrastructure and product diversification. We now plan to increase our investment to $40 million. The additional expense will be for marketing costs to increase our Personal Loan originations. In the second-quarter 2018, we spent $5 million toward those investments.
•Income tax expense decreased $5 million compared with the year-ago quarter. The effective tax rate decreased in the second-quarter 2018 to 26.7 percent from 38.8 percent in the year-ago quarter. The change was primarily a result of the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act. During the second quarter of 2018, we recorded an additional $1 million in interest on our uncertain tax positions primarily because of an increase in the federal statutory interest rates. This amount was offset by an increase in other income due to the tax indemnification receivable related to the uncertain tax positions.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
For the six months ended June 30, 2018, net income was $236 million, or $0.52 diluted earnings per common share, compared with net income of $166 million, or $0.35 diluted earnings per common share, for the six months ended June 30, 2017. The year-over-year increase in net income increase was primarily due to a $136 million increase in net interest income and an $8 million increase in total non-interest income, which was offset by a $42 million increase in provisions for credit losses and a $46 million increase in total non-interest expenses. The reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent contributed approximately $44 million to net income.
The primary contributors to each of the identified drivers of changes in net income for the first six months of 2018 compared with the year-ago period are as follows:
•Net interest income increased by $136 million in the first six months compared with the year-ago period primarily due to a $3.7 billion increase in average loans outstanding. Net interest margin increased by 22 basis points primarily because of the benefit from an increase in LIBOR rates, which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.
•Provisions for credit losses increased $42 million compared with the year-ago period primarily due to a $29 million increase in the provision for Personal Loans. The provision for Personal Loans grew because the portfolio increased from $70 million at June 30, 2017 to $966 million at June 30, 2018. The year-ago period also benefited from an update to our life-of-loan forecasting model for TDRs.
•Gains on sales of loans, net, resulted in a net gain of $2 million in the six months ended June 30, 2018 as we sold the $43 million Split Loan portfolio.
•Losses on sales of securities, net, were $2 million in the six months ended June 30, 2018 due to the sale of $41 million of mortgage-backed securities in the period. There were no sales of securities in the year-ago period.
•Losses on derivatives and hedging activities, net, resulted in a net loss of $1 million in the first six months of 2018 compared with a net loss of $9 million in the year-ago period. The primary factors affecting the change were interest rates and whether derivatives qualified for hedge accounting treatment.
•First-half 2018 operating expenses (including acquired intangible asset amortization expense) were $260 million, compared with $214 million in the year-ago period. The increase in operating expenses was driven by growth in the portfolio and costs related to product diversification, platform enhancements, customer experience, FDIC assessments and higher compensation and benefits costs. Earlier this year, we indicated our intention to invest $30 million in 2018 in technology infrastructure and product diversification. We now plan to increase our investment to $40 million. The additional expense will be for marketing costs to increase our Personal Loan originations. Year-to-date, those investments have totaled approximately $6 million.
•Income tax expense decreased $15 million compared with the year-ago period. The effective tax rate decreased in the first six months of 2018 to 25.6 percent from 36.6 percent in the year-ago period. The change was primarily a result of the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act. The effective tax rate for the six months ended June 30, 2017 included a $6 million benefit recorded in the first quarter of 2017 related to a new stock compensation accounting standard, which changed the treatment of excess tax benefits/deficiencies related to the settlement of employee stock-based awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Hedge ineffectiveness gains (losses)	$(2,849)	$(3,786)	$5,688	$(8,025)
Unrealized (losses) gains on instruments not in a hedging relationship	(2,180)	278	(6,935)	(942)
Interest reclassification	(239)	(101)	(129)	(20)
Losses on derivatives and hedging activities, net	$(5,268)	$(3,609)	$(1,376)	$(8,987)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$109,832	$70,617	$236,086	$165,560
Preferred stock dividends	3,920	3,974	7,317	9,549
GAAP net income attributable to SLM Corporation common stock	$105,912	$66,643	$228,769	$156,011

Adjustments:
Net impact of derivative accounting(1)	5,029	3,508	1,247	8,966
Net tax effect(2)	1,222	1,340	303	3,424
Total “Core Earnings” adjustments to GAAP	3,807	2,168	944	5,542

“Core Earnings” attributable to SLM Corporation common stock	$109,719	$68,811	$229,713	$161,553

GAAP diluted earnings per common share	$0.24	$0.15	$0.52	$0.35
Derivative adjustments, net of tax	0.01	0.01	—	0.02
“Core Earnings” diluted earnings per common share	$0.25	$0.16	$0.52	$0.37
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$18,764,768	9.03%	$15,687,803	8.33%	$18,712,533	8.93%	$15,569,337	8.30%
FFELP Loans	898,095	4.51	980,478	3.87	908,846	4.38	991,740	3.78
Personal Loans	815,356	10.65	60,910	9.28	672,792	10.65	48,464	9.24
Taxable securities	261,066	2.60	322,551	2.74	278,691	2.63	337,276	2.60
Cash and other short-term investments	1,527,147	1.73	1,264,223	1.00	1,489,501	1.60	1,330,678	0.87
Total interest-earning assets	22,266,432	8.33%	18,315,965	7.49%	22,062,363	8.22%	18,277,495	7.41%

Non-interest-earning assets	1,154,314		1,039,433		1,132,991		981,229

Total assets	$23,420,746		$19,355,398		$23,195,354		$19,258,724

Average Liabilities and Equity
Brokered deposits	$8,561,328	2.37%	$6,679,564	1.69%	$8,616,985	2.21%	$6,846,524	1.57%
Retail and other deposits	8,011,142	2.00	6,773,078	1.33	7,870,136	1.89	6,671,869	1.27
Other interest-bearing liabilities(1)	3,720,997	3.32	2,934,377	2.95	3,591,742	3.26	2,749,483	2.79
Total interest-bearing liabilities	20,293,467	2.40%	16,387,019	1.77%	20,078,863	2.27%	16,267,876	1.66%

Non-interest-bearing liabilities	455,555		584,599		508,258		606,253
Equity	2,671,724		2,383,780		2,608,233		2,384,595
Total liabilities and equity	$23,420,746		$19,355,398		$23,195,354		$19,258,724

Net interest margin		6.14%		5.91%		6.16%		5.94%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2018 vs. 2017
Interest income	$120,216	$41,003	$79,213
Interest expense	49,159	29,487	19,672
Net interest income	$71,057	$10,915	$60,142

Six Months Ended June 30, 2018 vs. 2017
Interest income	$227,959	$78,919	$149,040
Interest expense	92,364	56,573	35,791
Net interest income	$135,595	$20,675	$114,920

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	June 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,395,500	$199	$—	$3,395,699
Grace, repayment and other(2)	15,292,527	885,158	966,080	17,143,765
Total, gross	18,688,027	885,357	966,080	20,539,464
Deferred origination costs and unamortized premium/(discount)	61,908	2,496	(10)	64,394
Allowance for loan losses	(261,695)	(1,073)	(32,509)	(295,277)
Total loan portfolio, net	$18,488,240	$886,780	$933,561	$20,308,581

% of total	91%	4%	5%	100%
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
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)  Includes loans in deferment or forbearance.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018		2017		2018		2017
Private Education Loans	$18,764,768	92%	$15,687,803	94%	$18,712,533	92%	$15,569,337	94%
FFELP Loans	898,095	4	980,478	6	908,846	5	991,740	6
Personal Loans	815,356	4	60,910	—	672,792	3	48,464	—
Total portfolio	$20,478,219	100%	$16,729,191	100%	$20,294,171	100%	$16,609,541	100%

Loan Activity

	Three Months Ended June 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$18,600,723	$909,295	$656,586	$20,166,604
Acquisitions and originations:
Fixed rate	273,346	—	370,177	643,523
Variable rate	219,107	—	—	219,107
Total acquisitions and originations	492,453	—	370,177	862,630
Capitalized interest and deferred origination cost premium amortization	98,364	7,443	—	105,807
Sales	(41,952)	—	—	(41,952)
Loan consolidations to third-parties	(221,320)	(7,969)	—	(229,289)
Repayments and other	(440,028)	(21,989)	(93,202)	(555,219)
Ending balance	$18,488,240	$886,780	$933,561	$20,308,581

	Three Months Ended June 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$15,516,443	$990,611	$55,156	$16,562,210
Acquisitions and originations:
Fixed rate	100,302	—	19,505	119,807
Variable rate	334,840	—	—	334,840
Total acquisitions and originations	435,142	—	19,505	454,647
Capitalized interest and deferred origination cost premium amortization	73,493	8,034	—	81,527
Sales	(1,501)	—	—	(1,501)
Loan consolidations to third-parties	(139,921)	(9,970)	—	(149,891)
Repayments and other	(360,318)	(20,277)	(5,971)	(386,566)
Ending balance	$15,523,338	$968,398	$68,690	$16,560,426

	Six Months Ended June 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed rate	1,214,554	—	697,357	1,911,911
Variable rate	1,250,853	—	—	1,250,853
Total acquisitions and originations	2,465,407	—	697,357	3,162,764
Capitalized interest and deferred origination cost premium amortization	193,762	15,220	—	208,982
Sales	(42,772)	—	—	(42,772)
Loan consolidations to third-parties	(445,071)	(15,398)	—	(460,469)
Repayments and other	(927,916)	(42,201)	(157,448)	(1,127,565)
Ending balance	$18,488,240	$886,780	$933,561	$20,308,581

	Six Months Ended June 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations:
Fixed rate	389,151	—	63,753	452,904
Variable rate	1,894,438	—	—	1,894,438
Total acquisitions and originations	2,283,589	—	63,753	2,347,342
Capitalized interest and deferred origination cost premium amortization	143,927	16,523	—	160,450
Sales	(3,472)	—	—	(3,472)
Loan consolidations to third-parties	(264,170)	(20,638)	—	(284,808)
Repayments and other	(749,945)	(39,165)	(7,898)	(797,008)
Ending balance	$15,523,338	$968,398	$68,690	$16,560,426

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at June 30, 2018 increased by 34 percent compared with June 30, 2017, and now total 39 percent of our Private Education Loan portfolio at June 30, 2018.

“Loan consolidations to third-parties” for the three months ended June 30, 2018 total 3.0 percent of our Private Education Loan portfolio in full principal and interest repayment status at June 30, 2018, or 1.2 percent of our total Private Education Loan portfolio at June 30, 2018, compared with the year-ago period of 2.6 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 0.9 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended June 30,
(Dollars in thousands)	2018	%	2017	%
Smart Option - interest only(1)	$129,181	27%	$108,956	26%
Smart Option - fixed pay(1)	135,374	28	111,505	26
Smart Option - deferred(1)	213,812	44	203,402	47
Smart Option - principal and interest	1,766	—	1,196	—
Parent Loan	7,080	1	5,472	1
Total Private Education Loan originations	$487,213	100%	$430,531	100%

Percentage of loans with a cosigner	76.0%		76.6%
Average FICO at approval(2)	744		745

	Six Months Ended June 30,
(Dollars in thousands)	2018	%	2017	%
Smart Option - interest only(1)	$624,030	25%	$590,110	26%
Smart Option - fixed pay(1)	705,739	29	638,578	28
Smart Option - deferred(1)	1,080,536	44	1,014,258	45
Smart Option - principal and interest	4,323	—	3,697	—
Parent Loan	44,754	2	31,349	1
Total Private Education Loan originations	$2,459,382	100%	$2,277,992	100%

Percentage of loans with a cosigner	86.6%		87.6%
Average FICO at approval(2)	746		747

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$252,103	$1,113	$18,907	$272,123	$185,103	$1,637	$346	$187,086
Less:
Charge-offs	(42,270)	(292)	(2,872)	(45,434)	(32,728)	(259)	(20)	(33,007)
Loan sales(1)	—	—	—	—	(913)	—	—	(913)
Plus:
Recoveries	5,598	—	96	5,694	4,396	—	—	4,396
Provision for loan losses	46,264	252	16,378	62,894	49,166	228	492	49,886
Ending balance	$261,695	$1,073	$32,509	$295,277	$205,024	$1,606	$818	$207,448

Troubled debt restructurings(2)	$1,121,816	$—	$—	$1,121,816	$803,456	$—	$—	$803,456

	Six Months Ended June 30,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701
Less:
Charge-offs	(79,623)	(542)	(4,072)	(84,237)	(58,955)	(477)	(20)	(59,452)
Loan sales(1)	(1,216)	—	—	(1,216)	(2,134)	—	—	(2,134)
Plus:
Recoveries	10,685	—	127	10,812	7,655	—	—	7,655
Provision for loan losses	88,134	483	29,826	118,443	75,986	(88)	780	76,678
Ending balance	$261,695	$1,073	$32,509	$295,277	$205,024	$1,606	$818	$207,448

Troubled debt restructurings(2)	$1,121,816	$—	$—	$1,121,816	$803,456	$—	$—	$803,456

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2018, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 39 percent of our total Private Education Loan portfolio at June 30, 2018 compared with 35 percent at June 30, 2017.
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

	Private Education Loans
	June 30,
	2018		2017
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,250,393		$4,707,396
Loans in forbearance(2)	458,111		356,956
Loans in repayment and percentage of each status:
Loans current	12,697,362	97.8%	10,385,289	97.8%
Loans delinquent 31-60 days(3)	166,322	1.3	132,108	1.3
Loans delinquent 61-90 days(3)	75,534	0.6	67,371	0.6
Loans delinquent greater than 90 days(3)	40,305	0.3	30,337	0.3
Total Private Education Loans in repayment	12,979,523	100.0%	10,615,105	100.0%
Total Private Education Loans, gross	18,688,027		15,679,457
Private Education Loans deferred origination costs and unamortized premium/(discount)	61,908		48,905
Total Private Education Loans	18,749,935		15,728,362
Private Education Loans allowance for losses	(261,695)		(205,024)
Private Education Loans, net	$18,488,240		$15,523,338

Percentage of Private Education Loans in repayment		69.5%		67.7%

Delinquencies as a percentage of Private Education Loans in repayment		2.2%		2.2%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.4%		3.3%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance at beginning of period	$252,103	$185,103	$243,715	$182,472
Provision for Private Education Loan losses	46,264	49,166	88,134	75,986
Net charge-offs:
Charge-offs	(42,270)	(32,728)	(79,623)	(58,955)
Recoveries	5,598	4,396	10,685	7,655
Net charge-offs	(36,672)	(28,332)	(68,938)	(51,300)
Loan sales(1)	—	(913)	(1,216)	(2,134)
Allowance at end of period	$261,695	$205,024	$261,695	$205,024

Allowance as a percentage of ending total loan balance	1.40%	1.31%	1.40%	1.31%
Allowance as a percentage of ending loans in repayment(2)	2.02%	1.93%	2.02%	1.93%
Allowance coverage of net charge-offs (annualized)	1.78	1.81	1.90	2.00
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.14%	1.08%	1.08%	0.99%
Delinquencies as a percentage of ending loans in repayment(2)	2.17%	2.16%	2.17%	2.16%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.41%	3.25%	3.41%	3.25%
Ending total loans, gross	$18,688,027	$15,679,457	$18,688,027	$15,679,457
Average loans in repayment(2)	$12,909,623	$10,523,225	$12,810,072	$10,375,463
Ending loans in repayment(2)	$12,979,523	$10,615,105	$12,979,523	$10,615,105
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at June 30, 2018 compared with June 30, 2017 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2018, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.5 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 73 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,250	$5,250
Loans in forbearance	264	70	54	36	34	—	458
Loans in repayment - current	4,448	3,083	2,375	1,518	1,274	—	12,698
Loans in repayment - delinquent 31-60 days	72	33	26	18	17	—	166
Loans in repayment - delinquent 61-90 days	36	15	10	7	8	—	76
Loans in repayment - delinquent greater than 90 days	18	8	6	4	4	—	40
Total	$4,838	$3,209	$2,471	$1,583	$1,337	$5,250	18,688
Deferred origination costs and unamortized premium/(discount)							62
Allowance for loan losses							(262)
Total Private Education Loans, net							$18,488

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.97%	0.52%	0.40%	0.27%	0.25%	—%	3.41%

(Dollars in millions) June 30, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,707	$4,707
Loans in forbearance	208	59	44	25	21	—	357
Loans in repayment - current	3,976	2,823	1,888	945	753	—	10,385
Loans in repayment - delinquent 31-60 days	60	30	20	12	11	—	133
Loans in repayment - delinquent 61-90 days	32	14	9	6	6	—	67
Loans in repayment - delinquent greater than 90 days	16	6	4	2	2	—	30
Total	$4,292	$2,932	$1,965	$990	$793	$4,707	15,679
Deferred origination costs and unamortized premium/(discount)							49
Allowance for loan losses							(205)
Total Private Education Loans, net							$15,523

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.89%	0.54%	0.40%	0.23%	0.19%	—%	3.25%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at June 30, 2018 and December 31, 2017.

	June 30, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$201,955	$126,075	$12,639,454	$12,039	$12,979,523
$ in total	$346,692	$127,100	$18,201,905	$12,330	$18,688,027

	December 31, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$190,571	$94,221	$11,907,047	$14,194	$12,206,033
$ in total	$352,456	$95,293	$16,969,941	$14,477	$17,432,167
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2018	$1,141,135	$1,530	$5,852
December 31, 2017	$951,138	$1,372	$4,664
June 30, 2017	$913,080	$1,107	$4,522

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2018	December 31, 2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$23,358	$17,723
Sallie Mae Bank(1)	2,020,431	1,516,616
Available-for-sale investments	178,145	244,088
Total unrestricted cash and liquid investments	$2,221,934	$1,778,427
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$23,103	$25,411	$20,945	$25,183
Sallie Mae Bank(1)	1,362,595	1,122,463	1,332,814	1,187,995
Available-for-sale investments	222,360	221,935	230,276	216,507
Total unrestricted cash and liquid investments	$1,608,058	$1,369,809	$1,584,035	$1,429,685
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Deposits - interest bearing	$16,743,885	$15,504,330
Deposits - non-interest bearing	2,072	1,053
Total deposits	$16,745,957	$15,505,383

Our total deposits of $16.7 billion were comprised of $8.7 billion in brokered deposits and $8.0 billion in retail and other deposits at June 30, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of June 30, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.7 billion of our deposit total as of June 30, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $2 million in the three months ended June 30, 2018 and 2017, respectively, and placement fee expense of $6 million and $4 million in the six months ended June 30, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $12 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and fees paid to third-party brokers related to brokered CDs were $19 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.
Interest bearing deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,113,708	2.21%	$7,731,966	1.80%
Savings	682,242	1.59	738,243	1.10
Certificates of deposit	7,947,935	2.54	7,034,121	1.93
Deposits - interest bearing	$16,743,885		$15,504,330
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2018, and December 31, 2017, there were $406 million and $396 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $39 million and $28 million at June 30, 2018 and December 31, 2017, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of June 30, 2018, $5.9 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.3 percent and 9.7 percent, respectively, of our total notional derivative contracts of $6.5 billion at June 30, 2018.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $30 million and $20 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of June 30, 2018, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of June 30, 2018.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$29,696
Exposure to counterparties with credit ratings, net of collateral	$19,570
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2018
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,617,021	12.0%	$1,417,350	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,617,021	12.0%	$1,744,431	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,889,876	13.3%	$2,180,539	>	10.0%
Tier 1 Capital (to Average Assets)	$2,617,021	11.2%	$1,164,750	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

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
As of June 30, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.0 percent, a Tier 1 risk-based capital ratio of 12.0 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.2 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the six months ended June 30, 2018 and June 30, 2017. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2018 and December 31, 2017, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Borrowings.”

	June 30, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$196,943	$196,943	$—	$196,539	$196,539
Total unsecured borrowings	—	196,943	196,943	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations:
Fixed rate	—	2,125,035	2,125,035	—	1,565,760	1,565,760
Variable rate	—	1,895,141	1,895,141	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,020,176	4,020,176	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	4,020,176	4,020,176	—	3,078,731	3,078,731
Total	$—	$4,217,119	$4,217,119	$—	$3,275,270	$3,275,270

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2018. The interest rate charged to us on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2018 or in the year ended December 31, 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2018 or in the year ended December 31, 2017.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2018, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At June 30, 2018, we had a $0.6 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2017 Form 10-K. There were no significant changes to these critical accounting policies during the second quarter of 2018. However, related to derivative accounting, in the first quarter of 2018 we changed the accounting treatment of variation margin payments on derivatives cleared through the LCH as a result of the LCH adopting rule changes, as described below.
Derivative Accounting
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of June 30, 2018, $5.9 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.3 percent and 9.7 percent, respectively, of our total notional derivative contracts of $6.5 billion at June 30, 2018.
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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2018 and 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. At today’s level of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity and has therefore not been included in the results reported below. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
The results indicate a market risk profile that has increased in sensitivity from the prior year’s results. A portion of the change is due to two modeling assumption changes that are detailed in the discussion that follows. The majority of the increased sensitivity in the risk profile, however, is structural and is planned to reverse itself as fixed rate loan originations over the next 12 months will gradually offset a block of fixed rate funding that has been placed on the balance sheet in the first half of 2018, in anticipation of fixed rate Private Education Loan disbursements. A discussion of the impact of the two changes in modeling assumptions follows.

	June 30,
	2018			2017
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+10.3%	+3.6%	-2.8%	+8.2%	+2.7%	-2.6%
EAR - Ramp	+9.4%	+3.5%	-2.1%	+5.1%	+2.4%	-1.7%
EVE	+11.6%	+3.9%	-4.1%	+1.8%	+0.5%	-0.5%

The EVE results in the table above for June 30, 2018 reflect two changes in the modeling assumptions. First, we have lengthened the assumed average lives of our indeterminate maturity retail deposit balances, which are now expected to persist longer than previously assumed. As an indication of the significance of this change, the December 31, 2017 results showed sensitivity of +6.4 percent for the “+300 basis points shock,” +2.0 percent for the “+100 basis points shock,” and -1.9 percent for the “-100 basis points shock.” Without the modeling changes lengthening the average life of deposits, the December 31,

2017 results would have been +5.4 percent for the “+300 basis points shock,” +1.6 percent for the “+100 basis points shock” and -1.4 percent for the “-100 basis points shock.” A similar impact is noticeable when comparing June 30, 2018 results to June 30, 2017 results; EVE sensitivity has increased. A second modeling change recognizes the more competitive market for indeterminate maturity retail deposits. Beginning with the March 31, 2018 results, we assume that the interest rates offered on these deposits would not reprice below a given level, despite a downward interest rate shock scenario. The model holds retail deposit rates at levels similar to the rates available in the market throughout the low interest rate environment of the past several years. As we look at the impact this change had in the quarter it was implemented, had this change not been incorporated into the March 31, 2018 EVE results, which reported a -3.0 percent change in the “-100 basis points shock,” the EVE sensitivity for March 31, 2018 would have been -1.8 percent in the “-100 basis points shock.” The upward rate scenario results were not impacted by this change.
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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of June 30, 2018, there were $6.1 billion of loans with 25 percent interest rate caps on the balance sheet. While the Bank typically exhibits a sensitivity profile that will result in a slight increase in net interest income as rates rise, and decrease somewhat when interest rates fall, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$128.5	$—	$128.5
Prime	monthly	2.6	—	2.6
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,599.1	8,880.8	4,718.3
1-month LIBOR	daily	756.9	—	756.9
Non-Discrete reset(2)	daily/weekly	2,158.4	3,146.5	(988.1)
Fixed Rate(3)		7,543.7	11,762.7	(4,219.0)
Total		$24,189.2	$24,189.2	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

 The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, Non-Discrete reset and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.3 billion of equity and $0.5 billion of non-interest bearing liabilities. In addition, as of June 30, 2018, a block of fixed rate funding has been placed on the balance sheet in anticipation of upcoming fixed rate loan disbursements.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2018.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.34
Personal loans	1.46
Cash and investments	0.61
Total earning assets	4.69

Deposits
Short-term deposits	0.58
Long-term deposits	3.02
Total deposits	1.29

Borrowings
Long-term borrowings	4.11
Total borrowings	4.11

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 18, 2017, the Illinois Attorney General filed a separate lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. The Illinois Court heard oral arguments on July 18, 2017. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. The Court granted the Illinois Attorney General 28 days to amend the complaint. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct. The Bank intends to seek indemnification from Navient as to all costs, expenses, losses and remediation that may arise from this lawsuit. The Bank was served with the complaint on July 19, 2018 and currently has 30 days to respond.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct in the complaints.
Regulatory Update
On May 13, 2014, the Bank reached a settlement with the Department of Justice (the “DOJ”) regarding compliance with the SCRA. In connection with the settlement, the Bank became subject to the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2018.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2018	48	$11.65	—	—
May 1 - May 31, 2018	43	$11.70	—	—
June 1 - June 30, 2018	110	$11.53	—	—
Total second-quarter 2018	201	$11.60	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the Nasdaq Global Select Market on June 29, 2018 was $11.45.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2018.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 24, 2018