Form 10-Q
period 2018-09-30
SLM Corp
filed 2018-10-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2018
Common Stock, $0.20 par value	435,661,454 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$1,839,054	$1,534,339
Available-for-sale investments at fair value (cost of $181,785 and $247,607, respectively)	172,370	244,088
Loans held for investment (net of allowance for losses of $328,974 and $251,475, respectively)	21,978,903	18,567,641
Restricted cash	115,658	101,836
Other interest-earning assets	32,071	21,586
Accrued interest receivable	1,270,026	967,482
Premises and equipment, net	105,058	89,748
Income taxes receivable, net	22,102	—
Tax indemnification receivable	54,941	168,011
Other assets	101,000	84,853
Total assets	$25,691,183	$21,779,584

Liabilities
Deposits	$17,873,293	$15,505,383
Long-term borrowings	4,532,221	3,275,270
Income taxes payable, net	—	102,285
Upromise member accounts	226,176	243,080
Other liabilities	219,158	179,310
Total liabilities	22,850,848	19,305,328

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 449.8 million and 443.5 million shares issued, respectively	89,962	88,693
Additional paid-in capital	1,268,763	1,222,277
Accumulated other comprehensive income (net of tax expense of $8,666 and $1,696, respectively)	27,012	2,748
Retained earnings	1,196,895	868,182
Total SLM Corporation stockholders’ equity before treasury stock	2,982,632	2,581,900
Less: Common stock held in treasury at cost: 14.1 million and 11.1 million shares, respectively	(142,297)	(107,644)
Total equity	2,840,335	2,474,256
Total liabilities and equity	$25,691,183	$21,779,584

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans	$485,997	$359,610	$1,370,090	$1,021,106
Investments	1,340	1,928	4,981	6,272
Cash and cash equivalents	10,260	4,686	22,068	10,429
Total interest income	497,597	366,224	1,397,139	1,037,807
Interest expense:
Deposits	105,093	61,890	273,154	157,473
Interest expense on short-term borrowings	1,156	1,804	4,677	4,234
Interest expense on long-term borrowings	34,715	20,469	89,111	56,070
Total interest expense	140,964	84,163	366,942	217,777
Net interest income	356,633	282,061	1,030,197	820,030
Less: provisions for credit losses	70,047	54,930	187,245	130,441
Net interest income after provisions for credit losses	286,586	227,131	842,952	689,589
Non-interest (loss) income:
Gains on sales of loans, net	—	—	2,060	—
Losses on sales of securities, net	—	—	(1,549)	—
(Losses) gains on derivatives and hedging activities, net	(4,949)	1,661	(6,325)	(7,326)
Other (loss) income	(80,702)	4,455	(58,765)	26,430
Total non-interest (loss) income	(85,651)	6,116	(64,579)	19,104
Non-interest expenses:
Compensation and benefits	62,260	51,052	190,822	157,523
FDIC assessment fees	9,136	7,626	25,933	21,477
Other operating expenses	79,236	57,464	193,974	151,070
Total operating expenses	150,632	116,142	410,729	330,070
Acquired intangible asset amortization expense	92	117	276	351
Total non-interest expenses	150,724	116,259	411,005	330,421
Income before income tax (benefit) expense	50,211	116,988	367,368	378,272
Income tax (benefit) expense	(53,667)	40,617	27,404	136,341
Net income	103,878	76,371	339,964	241,931
Preferred stock dividends	4,124	3,028	11,441	12,577
Net income attributable to SLM Corporation common stock	$99,754	$73,343	$328,523	$229,354
Basic earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.76	$0.53
Average common shares outstanding	435,468	431,718	434,875	430,958
Diluted earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.75	$0.52
Average common and common equivalent shares outstanding	440,019	438,419	439,484	438,422

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$103,878	$76,371	$339,964	$241,931
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(1,811)	734	(5,896)	(666)
Unrealized gains on cash flow hedges	6,556	4,814	36,860	7,564
Total unrealized gains	4,745	5,548	30,964	6,898
Income tax expense	(1,219)	(2,113)	(7,562)	(2,644)
Other comprehensive income, net of tax expense	3,526	3,435	23,402	4,254
Total comprehensive income	$107,404	$79,806	$363,366	$246,185

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058
Net income	—	—	—	—	—	—	—	—	241,931	—	241,931
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,254	—	—	4,254
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	246,185
Cumulative effect of the adoption of the stock compensation standard amendment	—	—	—	—	—	—	429	—	(264)	—	165
Cash dividends:
Preferred Stock, Series A ($1.74 per share)	—	—	—	—	—	—	—	—	(3,961)	—	(3,961)
Preferred Stock, Series B ($2.15 per share)	—	—	—	—	—	—	—	—	(8,616)	—	(8,616)
Redemption of Series A Preferred Stock	(3,300,000)	—	—	—	(165,000)	—	—	—	—	—	(165,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	96	—	(96)	—	—
Issuance of common shares	—	5,652,886	—	5,652,886	—	1,131	15,336	—	—	—	16,467
Stock-based compensation expense	—	—	—	—	—	—	21,773	—	—	—	21,773
Shares repurchased related to employee stock-based compensation plans	—	—	(2,666,781)	(2,666,781)	—	—	—	—	—	(32,231)	(32,231)
Balance at September 30, 2017	4,000,000	442,285,365	(10,395,701)	431,889,664	$400,000	$88,458	$1,213,198	$(4,417)	$824,316	$(99,715)	$2,421,840

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	339,964	—	339,964
Other comprehensive income, net of tax	—	—	—	—	—	—	—	23,402	—	—	23,402
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	363,366
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Reclassification resulting from the adoption of the ASU No. 2017-12	—	—	—	—	—	—	—	270	782	—	1,052
Cash dividends:
Preferred Stock, Series B ($2.86 per share)	—	—	—	—	—	—	—	—	(11,441)	—	(11,441)
Issuance of common shares	—	6,341,950		6,341,950	—	1,269	20,658	—	—	—	21,927
Stock-based compensation expense	—	—	—	—	—	—	25,828	—	—	—	25,828
Shares repurchased related to employee stock-based compensation plans	—	—	(3,056,746)	(3,056,746)	—	—	—	—	—	(34,653)	(34,653)
Balance at September 30, 2018	4,000,000	449,805,537	(14,144,083)	435,661,454	$400,000	$89,962	$1,268,763	$27,012	$1,196,895	$(142,297)	$2,840,335

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$339,964	$241,931
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	187,245	130,441
Income tax expense	27,404	136,341
Amortization of brokered deposit placement fee	9,378	6,831
Amortization of ABCP Facility upfront fee	851	995
Amortization of deferred loan origination costs and loan premium/(discounts), net	8,039	6,122
Net amortization of discount on investments	1,344	1,504
Reduction of tax indemnification receivable	86,079	311
Depreciation of premises and equipment	9,977	8,194
Amortization of acquired intangibles	276	351
Stock-based compensation expense	25,828	21,773
Unrealized losses on derivatives and hedging activities, net	6,065	6,931
Gains on sales of loans, net	(2,060)	—
Losses on sales of securities, net	1,549	—
Other adjustments to net income, net	5,428	4,601
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(628,959)	(506,451)
(Increase) decrease in other interest-earning assets	(10,485)	17,811
Decrease in tax indemnification receivable	26,991	44,725
Increase in other assets	(60,903)	(53,275)
Decrease in income taxes payable, net	(156,502)	(217,235)
Increase in accrued interest payable	27,265	15,240
Decrease in payable due to entity that is a subsidiary of Navient	(676)	(305)
Increase in other liabilities	3,502	6,143
Total adjustments	(432,364)	(368,952)
Total net cash used in operating activities	(92,400)	(127,021)
Investing activities
Loans acquired and originated	(5,570,195)	(4,314,711)
Net proceeds from sales of loans held for investment	44,832	5,497
Proceeds from claim payments	38,492	34,759
Net decrease in loans held for investment	2,208,681	1,488,087
Purchases of available-for-sale securities	(7,914)	(55,569)
Proceeds from sales and maturities of available-for-sale securities	70,843	29,452
Total net cash used in investing activities	(3,215,261)	(2,812,485)
Financing activities
Brokered deposit placement fee	(25,104)	(9,668)
Net increase in certificates of deposit	1,953,644	1,087,486
Net increase in other deposits	458,472	516,343
Borrowings collateralized by loans in securitization trusts - issued	1,890,912	767,245
Borrowings collateralized by loans in securitization trusts - repaid	(639,190)	(397,106)
Issuance costs for unsecured debt offering	—	(1,057)
Unsecured debt issued	—	197,000
Borrowings under ABCP Facility	300,000	300,000
Repayment of borrowings under ABCP Facility	(300,000)	—
Fees paid on ABCP Facility	(1,095)	(1,281)

Redemption of Preferred Stock Series A	—	(165,000)
Preferred stock dividends paid	(11,441)	(12,577)
Net cash provided by financing activities	3,626,198	2,281,385
Net increase (decrease) in cash, cash equivalents and restricted cash	318,537	(658,121)
Cash, cash equivalents and restricted cash at beginning of period	1,636,175	1,972,510
Cash, cash equivalents and restricted cash at end of period	$1,954,712	$1,314,389
Cash disbursements made for:
Interest	$327,798	$191,488
Income taxes paid	$161,248	$216,321
Income taxes refunded	$(5,174)	$(986)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,839,054	$1,247,764
Restricted cash	115,658	66,625
Total cash, cash equivalents and restricted cash	$1,954,712	$1,314,389
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
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
ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”
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

ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”
On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (a) improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and (b) makes certain targeted improvements to simplify the application of the hedge accounting guidance. The effective date for the standard is January 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. One of the key changes is that the standard eliminates the separate measurement and reporting of hedge ineffectiveness. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges, cash flow hedges, or trading hedges.
Fair Value Hedges
We generally use fair value hedges to offset the exposure to changes in fair value of a recognized fixed-rate liability. We enter into interest rate swaps to economically convert fixed-rate liabilities into variable-rate liabilities. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates. Under the new standard, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged component of the hedged item. The timing of recognition of the change in fair value of a hedging instrument included in the assessment of hedge effectiveness is the same as prior to the adoption of ASU No. 2017-12.
Cash Flow Hedges
We use cash flow hedges to hedge the exposure to variability in cash flows of floating-rate liabilities. This strategy is used primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow. Under the new standard, for cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss). Those amounts are subsequently reclassified to earnings, in the same line item in the consolidated statements of income as impacted by the hedged item, when the hedged item affects earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $7 million will be reclassified as an increase to interest expense.
Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All of our derivative instruments with maturities of less than 3 years are economically hedging risk, but do not receive hedge accounting treatment. Trading derivatives also include any hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives prior to those derivatives receiving hedge accounting treatment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Cumulative effect of applying the new standard

As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2.0 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $1.0 million and a $3.0 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.3 million decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.

The new standard also requires modifications to existing presentation and disclosure requirements. We did not apply adjustments to our prior period consolidated balance sheets or consolidated statements of income as a result of adopting the new hedging standard. However, certain disclosures within the notes to the financial statements set forth in this report, regarding the three and nine month periods ended September 30, 2017, conform to the disclosure requirements of ASU No. 2017-12. For further details, refer to Note 7, “Derivative Financial Instruments.”
ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax law and tax rate changes under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. This guidance is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard effective January 1, 2018 and recorded a $0.6 million reclass from accumulated other comprehensive income to retained earnings in the first quarter of 2018.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Investments

The amortized cost and fair value of securities available for sale are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$159,397	$92	$(8,046)	$151,443
Utah Housing Corporation bonds	22,388	—	(1,461)	20,927
Total	$181,785	$92	$(9,507)	$172,370

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$227,607	$650	$(3,210)	$225,047
Utah Housing Corporation bonds	20,000	—	(959)	19,041
Total	$247,607	$650	$(4,169)	$244,088

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and Utah Housing Corporation bonds and the estimated fair value for securities having gross unrealized losses, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2018:
Mortgage-backed securities	$(1,768)	$43,253	$(6,278)	$104,841	$(8,046)	$148,094
Utah Housing Corporation bonds	(125)	4,875	(1,336)	16,052	(1,461)	20,927
Total	$(1,893)	$48,128	$(7,614)	$120,893	$(9,507)	$169,021

As of December 31, 2017:
Mortgage-backed securities	$(772)	$77,356	$(2,438)	$110,500	$(3,210)	$187,856
Utah Housing Corporation bonds	(77)	4,923	(882)	14,118	(959)	19,041
Total	$(849)	$82,279	$(3,320)	$124,618	$(4,169)	$206,897

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $68 million, $47 million, and $44 million, respectively, at September 30, 2018. We own these securities to meet our requirements under the Community Reinvestment Act. In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities. As of September 30, 2018, 75 of the 84 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 35 of the 75 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2017, 62 of the 92 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 31 of the 62 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are rated Aa3 by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at September 30, 2018 and December 31, 2017 was $22 million and $20 million, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

As of September 30, 2018, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$267	$281
2039	2,990	3,068
2042	9,524	8,766
2043	14,396	13,728
2044	23,437	22,535
2045	25,868	24,468
2046	40,006	37,703
2047	57,395	54,082
2048	7,902	7,739
Total	$181,785	$172,370

The mortgage-backed securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $153 million and $218 million par value of mortgage-backed securities pledged to this borrowing facility at September 30, 2018 and December 31, 2017, respectively, as discussed further in Note 6, “Borrowings.”

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of September 30, 2018, and December 31, 2017, 69 percent and 77 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	September 30,	December 31,
	2018	2017
Private Education Loans:
Fixed rate	$6,369,950	$4,000,447
Variable rate	13,870,041	13,431,720
Total Private Education Loans, gross	20,239,991	17,432,167
Deferred origination costs and unamortized premium/(discount)	65,499	56,378
Allowance for loan losses	(274,684)	(243,715)
Total Private Education Loans, net	20,030,806	17,244,830

FFELP Loans	866,786	927,660
Deferred origination costs and unamortized premium/(discount)	2,432	2,631
Allowance for loan losses	(1,080)	(1,132)
Total FFELP Loans, net	868,138	929,159

Personal Loans (fixed rate)	1,133,005	400,280
Deferred origination costs and unamortized premium/(discount)	164	—
Allowance for loan losses	(53,210)	(6,628)
Total Personal Loans, net	1,079,959	393,652

Loans held for investment, net	$21,978,903	$18,567,641

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years and 5.5 years at September 30, 2018 and December 31, 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	September 30,
	2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$19,295,318	9.16%	$16,228,751	8.50%
FFELP Loans	877,279	4.65	960,185	4.02
Personal Loans	1,082,177	11.03	86,441	9.66
Total portfolio	$21,254,774		$17,275,377

	Nine Months Ended
	September 30,
	2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$18,908,929	9.01%	$15,791,557	8.37%
FFELP Loans	898,208	4.47	981,106	3.86
Personal Loans	810,753	10.82	61,263	9.44
Total portfolio	$20,617,890		$16,833,926

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,073	$261,695	$32,509	$295,277
Total provision	259	42,482	26,155	68,896
Net charge-offs:
Charge-offs	(252)	(34,229)	(5,740)	(40,221)
Recoveries	—	4,736	286	5,022
Net charge-offs	(252)	(29,493)	(5,454)	(35,199)
Loan sales(1)	—	—	—	—
Ending Balance	$1,080	$274,684	$53,210	$328,974
Allowance:
Ending balance: individually evaluated for impairment	$—	$119,643	$—	$119,643
Ending balance: collectively evaluated for impairment	$1,080	$155,041	$53,210	$209,331
Loans:
Ending balance: individually evaluated for impairment	$—	$1,199,493	$—	$1,199,493
Ending balance: collectively evaluated for impairment	$866,786	$19,040,498	$1,133,005	$21,040,289
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.15%	0.88%	2.03%
Allowance as a percentage of the ending total loan balance	0.12%	1.36%	4.70%
Allowance as a percentage of the ending loans in repayment(2)	0.16%	1.99%	4.70%
Allowance coverage of net charge-offs (annualized)	1.07	2.33	2.44
Ending total loans, gross	$866,786	$20,239,991	$1,133,005
Average loans in repayment(2)	$681,131	$13,351,517	$1,072,624
Ending loans in repayment(2)	$679,110	$13,815,415	$1,133,005
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,132	$243,715	$6,628	$251,475
Total provision	742	130,616	55,981	187,339
Net charge-offs:
Charge-offs	(794)	(113,852)	(9,812)	(124,458)
Recoveries	—	15,421	413	15,834
Net charge-offs	(794)	(98,431)	(9,399)	(108,624)
Loan sales(1)	—	(1,216)	—	(1,216)
Ending Balance	$1,080	$274,684	$53,210	$328,974
Allowance:
Ending balance: individually evaluated for impairment	$—	$119,643	$—	$119,643
Ending balance: collectively evaluated for impairment	$1,080	$155,041	$53,210	$209,331
Loans:
Ending balance: individually evaluated for impairment	$—	$1,199,493	$—	$1,199,493
Ending balance: collectively evaluated for impairment	$866,786	$19,040,498	$1,133,005	$21,040,289
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.15%	1.01%	1.56%
Allowance as a percentage of the ending total loan balance	0.12%	1.36%	4.70%
Allowance as a percentage of the ending loans in repayment(2)	0.16%	1.99%	4.70%
Allowance coverage of net charge-offs (annualized)	1.02	2.09	4.25
Ending total loans, gross	$866,786	$20,239,991	$1,133,005
Average loans in repayment(2)	$700,679	$13,009,704	$803,928
Ending loans in repayment(2)	$679,110	$13,815,415	$1,133,005
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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications will increase the collectability of the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to 2.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2018 and September 30, 2017, 7.4 percent and 5.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of September 30, 2018, and December 31, 2017, approximately 58 percent and 66 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2017 Form 10-K.
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
At September 30, 2018 and December 31, 2017, all TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2018
TDR Loans	$1,220,233	$1,199,493	$119,643

December 31, 2017
TDR Loans	$1,007,141	$990,351	$94,682

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,180,206	$19,943	$877,011	$16,517

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,106,946	$56,509	$772,362	$43,084

The following table provides information regarding the loan status and aging of TDR loans.

	September 30,		December 31,
	2018		2017
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$68,848		$51,745
TDR loans in forbearance(2)	73,403		69,652
TDR loans in repayment(3) and percentage of each status:
Loans current	954,309	90.3%	774,222	89.1%
Loans delinquent 31-60 days(4)	51,979	4.9	48,377	5.6
Loans delinquent 61-90 days(4)	31,582	3.0	28,778	3.3
Loans delinquent greater than 90 days(4)	19,372	1.8	17,577	2.0
Total TDR loans in repayment	1,057,242	100.0%	868,954	100.0%
Total TDR loans, gross	$1,199,493		$990,351
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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$101,117	$11,090	$20,595	$168,645	$12,227	$28,275

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$301,769	$39,315	$68,430	$415,341	$34,965	$77,248
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Credit Quality Indicators
	September 30, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$18,147,180	90%	$15,658,539	90%
Without cosigner	2,092,811	10	1,773,628	10
Total	$20,239,991	100%	$17,432,167	100%

FICO at Original Approval(2):
Less than 670	$1,373,155	7%	$1,153,591	6%
670-699	3,042,228	15	2,596,959	15
700-749	6,655,405	33	5,714,554	33
Greater than or equal to 750	9,169,203	45	7,967,063	46
Total	$20,239,991	100%	$17,432,167	100%

Seasoning(3):
1-12 payments	$5,419,487	27%	$4,256,592	24%
13-24 payments	3,238,910	16	3,229,465	19
25-36 payments	2,533,308	13	2,429,238	14
37-48 payments	1,638,309	8	1,502,327	9
More than 48 payments	1,473,944	7	1,256,813	7
Not yet in repayment	5,936,033	29	4,757,732	27
Total	$20,239,991	100%	$17,432,167	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

 The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	September 30,		December 31,
	2018		2017
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,936,033		$4,757,732
Loans in forbearance(2)	488,543		468,402
Loans in repayment and percentage of each status:
Loans current	13,492,029	97.7%	11,911,128	97.6%
Loans delinquent 31-60 days(3)	198,987	1.4	179,002	1.5
Loans delinquent 61-90 days(3)	82,358	0.6	78,292	0.6
Loans delinquent greater than 90 days(3)	42,041	0.3	37,611	0.3
Total Private Education Loans in repayment	13,815,415	100.0%	12,206,033	100.0%
Total Private Education Loans, gross	20,239,991		17,432,167
Private Education Loans deferred origination costs and unamortized premium/(discount)	65,499		56,378
Total Private Education Loans	20,305,490		17,488,545
Private Education Loans allowance for losses	(274,684)		(243,715)
Private Education Loans, net	$20,030,806		$17,244,830
Percentage of Private Education Loans in repayment		68.3%		70.0%
Delinquencies as a percentage of Private Education Loans in repayment		2.3%		2.4%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.4%		3.7%

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

	Personal Loans
	Credit Quality Indicators
	September 30, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$79,769	7%	$32,156	8%
670-699	327,364	29	114,731	29
700-749	520,370	46	182,025	45
Greater than or equal to 750	205,502	18	71,368	18
Total	$1,133,005	100%	$400,280	100%

Seasoning(2):
0-12 payments	$1,084,706	96%	$400,280	100%
13-24 payments	48,299	4	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,133,005	100%	$400,280	100%

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	September 30,		December 31,
	2018		2017
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,123,597	99.2%	$398,988	99.7%
Loans delinquent 31-60 days(1)	4,321	0.4	761	0.2
Loans delinquent 61-90 days(1)	2,804	0.2	340	0.1
Loans delinquent greater than 90 days(1)	2,283	0.2	191	—
Total Personal Loans in repayment	1,133,005	100.0%	400,280	100.0%
Total Personal Loans, gross	1,133,005		400,280
Personal Loans deferred origination costs and unamortized premium/(discount)	164		—
Total Personal Loans	1,133,169		400,280
Personal Loans allowance for losses	(53,210)		(6,628)
Personal Loans, net	$1,079,959		$393,652
Delinquencies as a percentage of Personal Loans in repayment		0.8%		0.3%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2018	$1,250,288	$1,594	$6,462
December 31, 2017	$951,138	$1,372	$4,664

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Deposits - interest bearing	$17,872,781	$15,504,330
Deposits - non-interest bearing	512	1,053
Total deposits	$17,873,293	$15,505,383

Our total deposits of $17.9 billion were comprised of $9.5 billion in brokered deposits and $8.4 billion in retail and other deposits at September 30, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of September 30, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.6 billion of our deposit total as of September 30, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended September 30, 2018 and 2017, respectively, and placement fee expense of $9 million and $7 million in the nine months ended September 30, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $6 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and fees paid to third-party brokers related to brokered CDs were $25 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively.
Interest bearing deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018		December 31, 2017
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,239,595	2.29%	$7,731,966	1.80%
Savings	684,298	1.70	738,243	1.10
Certificates of deposit	8,948,888	2.65	7,034,121	1.93
Deposits - interest bearing	$17,872,781		$15,504,330

____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Deposits (Continued)

 As of September 30, 2018, and December 31, 2017, there were $420 million and $396 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $52 million and $28 million at September 30, 2018 and December 31, 2017, respectively.

6. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our asset-backed commercial paper (“ABCP”) funding facility (the “ABCP Facility”). The following table summarizes our borrowings at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$197,146	$197,146	$—	$196,539	$196,539
Total unsecured borrowings	—	197,146	197,146	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations:
Fixed rate	—	2,337,004	2,337,004	—	1,565,760	1,565,760
Variable rate	—	1,998,071	1,998,071	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,335,075	4,335,075	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	4,335,075	4,335,075	—	3,078,731	3,078,731
Total	$—	$4,532,221	$4,532,221	$—	$3,275,270	$3,275,270

Short-term Borrowings
Asset-Backed Commercial Paper Funding Facility
On February 21, 2018, we amended and extended the maturity of our $750 million ABCP Facility. We hold 100 percent of the residual interest in the ABCP Facility trust. Under the amended ABCP Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended ABCP Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 20, 2019. The scheduled amortization period, during which amounts outstanding under the ABCP Facility must be repaid, ends on February 20, 2020 (or earlier, if certain material adverse events occur). At both September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the ABCP Facility. We expect to amend and extend the ABCP Facility on an annual basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At September 30, 2018, the outstanding balance was $197 million.

Secured Financings
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.78 percent. At September 30, 2018, $661 million of our Private Education Loans were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At September 30, 2018, $692 million of our Private Education Loans were encumbered because of this transaction.
On September 19, 2018, we executed our $544 million SMB Private Education Loan Trust 2018-C term ABS transaction, which was accounted for as a secured financing. We sold $544 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $541 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.32 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At September 30, 2018, $555 million of our Private Education Loans were encumbered because of this transaction.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2016-A	May 2016	$501,000	1-month LIBOR plus 1.38%	4.01
2016-B	July 2016	607,000	1-month LIBOR plus 1.36%	4.01
2016-C	October 2016	674,000	1-month LIBOR plus 1.15%	4.27
Total notes issued in 2016		$1,782,000

Total loan and accrued interest amount securitized at inception in 2016		$2,107,042

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	1-month LIBOR plus 0.80%	4.07
Total notes issued in 2017		$1,448,000

Total loan and accrued interest amount securitized at inception in 2017		$1,606,804

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
2018-B	June 2018	686,500	1-month LIBOR plus 0.76%	4.40
2018-C	September 2018	544,000	1-month LIBOR plus 0.77%	4.32
Total notes issued in 2018		$1,900,500

Total loan and accrued interest amount securitized at inception in 2018		$2,101,644
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,335,075	$4,335,075	$5,174,592	$111,555	$381,760	$5,667,907
ABCP Facility	—	—	—	—	—	430	430
Total	$—	$4,335,075	$4,335,075	$5,174,592	$111,555	$382,190	$5,668,337

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,078,731	$3,078,731	$3,691,024	$95,966	$240,208	$4,027,198
ABCP Facility	—	—	—	—	1,017	161	1,178
Total	$—	$3,078,731	$3,078,731	$3,691,024	$96,983	$240,369	$4,028,376
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2018. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2018 or in the year ended December 31, 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $3.1 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2018 or in the year ended December 31, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Derivative Financial Instruments

Accounting for Derivative Instruments
We elected to early adopt ASU No. 2017-12 effective July 1, 2018. Under the new standard, we are no longer required to separately measure and report hedge ineffectiveness, which was previously recorded in “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
Among other provisions, the new standard required modifications to existing presentation and disclosure requirements. As such, the disclosures for the three and nine month periods ended September 30, 2017 in the “Impact of Derivatives on the Consolidated Statements of Income” table below, conform to the disclosure requirements of ASU No. 2017-12. See Note 1, “Significant Accounting Policies” for additional information related to the adoption of this new standard.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of September 30, 2018, $6.6 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.6 percent and 8.4 percent, respectively, of our total notional derivative contracts of $7.2 billion at September 30, 2018.

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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $33 million and $20 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2018 and December 31, 2017, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2018 and 2017. Please refer to Note 11, “Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2018	2017	2018	2017	2018	2017	2018	2017
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$1,306	$630	$78	$182	$1,384	$812
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(454)	(2,584)	—	—	—	—	(454)	(2,584)
Total net derivatives		$(454)	$(2,584)	$1,306	$630	$78	$182	$930	$(1,772)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Gross position(1)	$1,384	$812	$(454)	$(2,584)
Impact of master netting agreement	(340)	(812)	340	812
Derivative values with impact of master netting agreements (as carried on balance sheet)	1,044	—	(114)	(1,772)
Cash collateral pledged(2)	32,071	—	—	21,586
Net position	$33,115	$—	$(114)	$19,814

__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Notional Values

Interest rate swaps	$1,312,573	$1,408,649	$4,310,694	$3,062,849	$1,577,978	$987,577	$7,201,245	$5,459,075

As of September 30, 2018, and December 31, 2017, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017

Deposits	$(4,251,414)	$(3,036,671)	$49,694	$22,168

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Fair Value Hedges
Interest rate swaps:
Hedged items recorded in interest expense	$4,809	$3,294	$27,526	$2,673
Derivatives recorded in interest expense	(4,896)	(546)	(27,774)	(7,803)
Total	$(87)	$2,748	$(248)	$(5,130)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(21)	$(2,689)	$(2,142)	$(8,697)
Total	$(21)	$(2,689)	$(2,142)	$(8,697)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(1,557)	$(247)	$(8,492)	$(1,189)
Total	(1,557)	(247)	(8,492)	(1,189)
Total	$(1,665)	$(188)	$(10,882)	$(15,016)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Amount of gain recognized in other comprehensive income (loss)	$6,453	$2,125	$34,718	$(1,133)
Less: amount of loss reclassified in interest expense	(21)	(2,689)	(2,142)	(8,697)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$6,474	$4,814	$36,860	$7,564

Cash Collateral
As of September 30, 2018, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with CME and LCH. Cash collateral held related to derivative exposure between us and our derivatives counterparties was zero at both September 30, 2018 and December 31, 2017. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $32 million and $22 million at September 30, 2018 and December 31, 2017, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders’ Equity

Common Stock
The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2018	2017	2018	2017
Shares repurchased related to employee stock-based compensation plans(1)(2)	116,151	81,817	3,056,746	2,666,781
Average purchase price per share	$11.54	$10.93	$11.34	$12.09
Common shares issued(3)	397,004	423,112	6,341,950	5,652,886

__________________

(1)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not intend to initiate a publicly announced share repurchase program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 28, 2018 was $11.15.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$103,878	$76,371	$339,964	$241,931
Preferred stock dividends	4,124	3,028	11,441	12,577
Net income attributable to SLM Corporation common stock	$99,754	$73,343	$328,523	$229,354
Denominator:
Weighted average shares used to compute basic EPS	435,468	431,718	434,875	430,958
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,551	6,701	4,609	7,464
Weighted average shares used to compute diluted EPS	440,019	438,419	439,484	438,422

Basic earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.76	$0.53

Diluted earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.75	$0.52

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2018 and 2017, securities covering approximately 0 and 0 shares, respectively, and for the nine months ended September 30, 2018 and 2017, securities covering approximately 0 and 0 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2018, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$172,370	$—	$172,370	$—	$244,088	$—	$244,088
Derivative instruments	—	1,384	—	1,384	—	812	—	812
Total	$—	$173,754	$—	$173,754	$—	$244,900	$—	$244,900

Liabilities
Derivative instruments	$—	$(454)	$—	$(454)	$—	$(2,584)	$—	$(2,584)
Total	$—	$(454)	$—	$(454)	$—	$(2,584)	$—	$(2,584)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2018			December 31, 2017
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$24,167,452	$21,978,903	$2,188,549	$20,673,136	$18,567,641	$2,105,495
Cash and cash equivalents	1,839,054	1,839,054	—	1,534,339	1,534,339	—
Available-for-sale investments	172,370	172,370	—	244,088	244,088	—
Accrued interest receivable	1,270,026	1,270,026	—	967,482	967,482	—
Tax indemnification receivable	54,941	54,941	—	168,011	168,011	—
Derivative instruments	1,384	1,384	—	812	812	—
Total earning assets	$27,505,227	$25,316,678	$2,188,549	$23,587,868	$21,482,373	$2,105,495
Interest-bearing liabilities
Money-market and savings accounts	$8,923,893	$8,923,893	$—	$8,470,209	$8,470,209	$—
Certificates of deposit	8,928,356	8,948,888	20,532	7,044,208	7,034,121	(10,087)
Long-term borrowings	4,503,254	4,532,221	28,967	3,299,871	3,275,270	(24,601)
Accrued interest payable	62,627	62,627	—	35,363	35,363	—
Derivative instruments	454	454	—	2,584	2,584	—
Total interest-bearing liabilities	$22,418,584	$22,468,083	$49,499	$18,852,235	$18,817,547	$(34,688)

Excess of net asset fair value over carrying value			$2,238,048			$2,070,807

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

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that we are legally responsible for but that relate to gains recognized by our predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at September 30, 2018 was $9 million. In connection with the Spin-Off, we also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of September 30, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $26 million.

In the third-quarter 2016, we recognized a $120 million adjustment for tax positions relating to historical transactions among entities that are now subsidiaries of Navient that should have been recorded at the time of the Spin-Off, and a matching $120 million increase in our tax indemnification receivable from Navient, as we believe we are indemnified by Navient for those uncertain tax positions. In the third-quarter 2018, the federal statute of limitations expired with respect to $90 million of those amounts recorded in the third-quarter 2016 and, as such, we recorded an income tax benefit of $90 million and reduced the matching indemnification receivable by $90 million. At September 30, 2018, the remaining balances of the uncertain tax positions and the matching indemnification receivable recorded in the third-quarter 2016 were $20 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Arrangements with Navient Corporation (Continued)

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to an Amended Loan Participation and Purchase Agreement. The agreement predates the Spin-Off but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retained only the right to require the Purchasers to purchase Split Loans (at fair value) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of September 30, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,735,622	11.5%	$1,541,678	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,735,622	11.5%	$1,897,450	>	8.0%
Total Capital (to Risk-Weighted Assets)	$3,032,522	12.8%	$2,371,812	>	10.0%
Tier 1 Capital (to Average Assets)	$2,735,622	11.1%	$1,233,163	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the nine months ended September 30, 2018 and September 30, 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2018, we had $2.1 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At September 30, 2018, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Regulatory Matters
On May 13, 2014, the Bank reached a settlement with the Department of Justice ( the “DOJ”) regarding compliance with the Servicemembers Civil Relief Act (the “SCRA”). In connection with the settlement, the Bank became subject to a DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014 (the “DOJ Consent Order”). Under the terms of the Separation and Distribution Agreement executed in connection with the Spin-Off, Navient is responsible for funding all liabilities under the regulatory order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay. The DOJ Consent Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018.
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation relating to customer complaints, fees and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time (collectively, the “Multi-State Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation, and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank, or any of their current subsidiaries as parties to these suits. As with the Illinois and Mississippi lawsuits described below, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank,

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Commitments, Contingencies and Guarantees (Continued)

arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. The Illinois Court heard oral arguments on July 18, 2017. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. Briefing on the Bank’s motion is expected to be complete on December 10, 2018, and oral argument is scheduled for January 9, 2019.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank is preparing its response to the subpoena.

As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for all costs, expenses, losses and remediation that may arise from the lawsuits filed by the Illinois and Mississippi Attorneys General and the Bank’s response to the Washington Attorney General’s subpoena. Navient has accepted responsibility to indemnify the Company in these matters pursuant to the Separation and Distribution Agreement.
Contingencies
In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damages may be asserted against us and our subsidiaries.
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

The following information is current as of October 22, 2018 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018) (the “2017 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2017 Form 10-K.

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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “ ‘Core Earnings’ ” in this Form 10-Q for the quarter ended September 30, 2018 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2018	2017	2018	2017

Net income attributable to SLM Corporation common stock	$99,754	$73,343	$328,523	$229,354
Diluted earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.75	$0.52
Weighted average shares used to compute diluted earnings per share	440,019	438,419	439,484	438,422
Return on assets	1.7%	1.5%	1.9%	1.7%
Non-GAAP operating efficiency ratio(1)	54.7%	40.6%	42.3%	39.0%

Other Operating Statistics
Ending Private Education Loans, net	$20,030,806	$16,959,241	$20,030,806	$16,959,241
Ending FFELP Loans, net	868,138	950,524	868,138	950,524
Ending total education loans, net	$20,898,944	$17,909,765	$20,898,944	$17,909,765

Ending Personal Loans, net	$1,079,959	$130,700	$1,079,959	$130,700

Average education loans	$20,172,597	$17,188,936	$19,807,137	$16,772,663
Average Personal Loans	$1,082,177	$86,441	$810,753	$61,263
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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2018.
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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2018 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. In the first nine months of 2018, we introduced six new graduate student loan products tailored to meet the needs of students in their specific fields of study and have originated $124 million year to date. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Originations were 10 percent higher in the first nine months of 2018 compared with the year-ago period. The average FICO scores at approval and the cosigner rates for originations in the nine months ended September 30, 2018 were 747 and 87.5 percent, compared with 747 and 88.4 percent in the nine months ended September 30, 2017, respectively. In addition, to help facilitate the expected increase in our Private Education Loan originations and the increasing percentage of fixed rate loans being selected by our customers, we continue to diversify the mix of our funding sources in 2018. In 2018, we completed three secured financings totaling $1.9 billion compared with two secured financings totaling $1.4 billion in 2017.
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
Maintain Our Strong Capital Position
We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will obtain or provide additional capital as, and if, necessary to the Bank. We regularly evaluate the quality of assets, stability of earnings, and adequacy of our allowance for loan losses, and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years while remaining “well capitalized.” As our balance sheet grows in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of September 30, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.5 percent, a Tier 1 risk-based capital ratio of 11.5 percent, a Total risk-based capital ratio of 12.8 percent and a Tier 1 leverage ratio of 11.1 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
We do not plan to pay a common stock dividend or repurchase common shares in 2018 (except to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans).
Expand Our Product Offerings to Increase Level of Engagement With Our Existing Customers and Attract New Customers
We are making investments in 2018 that will accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses. In the first nine months of 2018, we began to offer six new graduate student loan products that are tailored to meet the needs of students in their specific fields of study. We expect the diversification of our consumer lending platform and these new product offerings to enhance our Private Education Loan business.
In 2017, we built the infrastructure necessary to originate and service unsecured Personal Loans to be used for non-educational purposes. In 2018, we began to originate Personal Loans and in the first nine months of 2018 exceeded $260 million in total originated Personal Loans. In addition, in the first nine months of 2018, we acquired $703 million of Personal Loans originated by third parties.
In 2018, we have begun to lay the foundation for our credit card business. This process has included identifying and selecting a partner to help issue and service credit card accounts and to assemble the team to execute our business plan.

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
The non-GAAP operating efficiency ratio for the three months ended September 30, 2018 was 54.7 percent compared with 40.6 percent for the year-ago period. The non-GAAP operating efficiency ratio for the nine months ended September 30, 2018 was 42.3 percent compared with 39.0 percent for the nine months ended September 30, 2017. The non-GAAP operating efficiency ratio for the three and nine months ended September 30, 2018 was unfavorably affected by a $90 million decrease in other income due to a decrease in the tax indemnification receivable related to the expiration of the federal statute of limitations regarding certain indemnified uncertain tax positions. Excluding that item, the non-GAAP operating efficiency ratio would have been 41.2 percent and 38.7 percent for the three and nine months ended September 30, 2018, respectively. Excluding that item, the increase in the non-GAAP operating efficiency ratio in the three months ended September 30, 2018, compared with the three months ended September 30, 2017, was primarily due to the planned spending on Personal Loans, credit cards, and costs related to migrating technology infrastructure to the cloud. Improvement in the non-GAAP operating efficiency ratio in the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017, was due to the growth rate in net interest income exceeding the growth rate in our expense base. The growth in our expense base in the nine months ended September 30, 2018 was driven by growth in the portfolio and costs related to product diversification, information technology, customer experience, FDIC assessments and higher compensation and benefits costs.
Earlier this year, we indicated our intention to invest $40 million to accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses and to migrate our technology infrastructure to the cloud. Operating expenses associated with accelerating our Personal Loan business, credit card start-up, and migration to the cloud were $11 million, $3 million, and $5 million, respectively, in the nine months ended September 30, 2018. Expenses in our core education loan business for the nine months ended September 30, 2018 increased 15 percent from the year-ago period.
We expect our operating efficiency ratio to decline steadily over the next several years as the number of loans on which we earn either net interest income or servicing revenue grows to a level commensurate with our loan origination platform and we continue to manage the growth of our expense base.
Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
We have built customer protection policies, procedures and compliance management systems sufficient to meet or exceed currently applicable regulatory standards. In addition, we have developed a strong governance framework, which includes robust oversight, education, policies and procedures supported by enterprise risk management, compliance and internal audit functions. Our goal is to consistently comply with or exceed regulatory standards for compliance and risk management. The DOJ Consent Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018. This a further indication of the strength and sustainability of the Bank’s governance, risk oversight and compliance infrastructure.

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
In the second quarter of 2018, we launched a new competency model that will provide a framework and common language to define the type of talent to move the organization forward. The core and leadership competencies will provide several tools for our employees to chart their career development. We also continued to focus on talent development by piloting a leadership development program to enhance leadership competencies and more effectively achieve results. This experience included a launch of a new multi-rater assessment tool that will be leveraged to create individual development plans. We also completed our quarterly Awards of Excellence Program to recognize our highest performing employees who also demonstrate the values of our Company in the work they do.
In the third quarter of 2018, we launched a learning management system. The system provides access to learning and development courses. In addition, members of the leadership development program pilot that launched in the second quarter benefited from the expansion of our multi-rater competency assessment tool that will be leveraged in development planning in support of our succession plan. Finally, we continued to recognize our highest performing employees during our quarterly Awards of Excellence Program.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%	2018	2017	$	%
Interest income:
Loans	$486	$359	$127	35%	$1,370	$1,021	$349	34%
Investments	1	2	(1)	(50)	5	6	(1)	(17)
Cash and cash equivalents	11	5	6	120	22	10	12	120
Total interest income	498	366	132	36	1,397	1,037	360	35
Total interest expense	141	84	57	68	367	218	149	68
Net interest income	357	282	75	27	1,030	819	210	26
Less: provisions for credit losses	70	55	15	27	187	130	57	44
Net interest income after provisions for credit losses	287	227	60	26	843	689	153	22
Non-interest (loss) income:
Gains on sales of loans, net	—	—	—	—	2	—	2	100
Losses on sales of securities, net	—	—	—	—	(2)	—	(2)	(100)
(Losses) gains on derivatives and hedging activities, net	(5)	2	(7)	(350)	(6)	(7)	1	14
Other (loss) income	(81)	4	(85)	(2,125)	(59)	26	(85)	(327)
Total non-interest (loss) income	(86)	6	(92)	(1,533)	(65)	19	(84)	(442)
Total non-interest expenses	151	116	34	29	411	330	81	25
Income before income tax expense	50	117	(67)	(57)	367	378	(11)	(3)
Income tax (benefit) expense	(54)	41	(95)	(232)	27	136	(109)	(80)
Net income	104	76	28	37	340	242	98	40
Preferred stock dividends	4	3	1	33	11	13	(2)	(15)
Net income attributable to SLM Corporation common stock	$100	$73	$27	37%	$329	$229	$100	44%
Basic earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.06	35%	$0.76	$0.53	$0.23	43%
Diluted earnings per common share attributable to SLM Corporation	$0.23	$0.17	$0.06	35%	$0.75	$0.52	$0.23	44%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
For the three months ended September 30, 2018, net income was $104 million, or $0.23 diluted earnings per common share, compared with net income of $76 million, or $0.17 diluted earnings per common share, for the three months ended September 30, 2017. The year-over-year increase in net income was due to a $75 million increase in net interest income and a $20 million decrease in income tax expense as a result of the reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent, which were offset by a $15 million increase in provisions for credit losses, a $7 million increase in losses on derivatives and hedging activities, net and a $34 million increase in total non-interest expenses.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $75 million in the current quarter compared with the year-ago quarter due to a $4.0 billion increase in average loans outstanding and a 15 basis point increase in net interest margin. Net interest margin increased primarily as a result of the benefit from an increase in LIBOR rates, which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates as well as a higher percentage of our total interest-bearing liabilities consisting of higher cost other interest-bearing liabilities, which includes both our unsecured and secured borrowings.
•Provisions for credit losses in the current quarter increased $15 million compared with the year-ago quarter. This increase was primarily the result of growth in the provision for our Personal Loan portfolio. The provision for Personal Loans grew because the portfolio increased from $132 million at September 30, 2017 to $1.1 billion at September 30, 2018. Provision expenses for our Private Education Loan portfolio declined $11 million compared with the year-ago quarter because of improved credit performance and a benefit for our TDR portfolio from an increase in LIBOR rates.
•(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $5 million in the third quarter of 2018 compared with a net gain of $2 million in the year-ago quarter.
•Other income decreased $85 million from the year-ago quarter. In the third-quarter 2018, we reduced other income by $90 million to reflect the reduction in the tax indemnification receivable from Navient because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. Absent this 2018 tax-related item, other income in the third quarter of 2018 was $5 million greater than in the third quarter of 2017 primarily due to a $4 million reduction in indemnified receivables recorded in the third quarter of 2017. Excluding the effect of the indemnified receivable adjustments made in each period, other income would have been approximately $9 million in the third-quarter 2018 and third-quarter 2017.
•Third-quarter 2018 non-interest expenses were $151 million, compared with $116 million in the year-ago quarter. The increase in operating expenses was driven by growth in the portfolio and costs related to product diversification, information technology, customer experience, FDIC assessments and higher compensation and benefits costs. Earlier this year, we indicated our intention to invest $40 million to accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses and to migrate our technology infrastructure to the cloud. Operating expenses associated with accelerating our Personal Loan business, credit card start-up, and migration to the cloud were $9 million, $2 million, and $3 million, respectively, in the third-quarter 2018. Expenses in our core education loan business for the third-quarter 2018 increased 14 percent from the year-ago quarter.
•Third-quarter 2018 income tax benefit was $54 million, compared with a $41 million income tax expense in the year-ago quarter. In the third-quarter 2018, the federal statute of limitations expired related to certain indemnified uncertain tax positions, causing us to reduce income tax expense by $90 million, which was offset by a $90 million reduction in other income related to the indemnification receivable. As a result, the effective tax rate decreased in the third-quarter 2018 to a negative 106.9 percent from 34.7 percent in the year-ago quarter. Absent that item, our effective tax rate for the third-quarter 2018 would have been 25.8 percent. The further decrease in the effective tax rate is primarily due to the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under tax cuts enacted in 2017.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
For the nine months ended September 30, 2018, net income was $340 million, or $0.75 diluted earnings per common share, compared with net income of $242 million, or $0.52 diluted earnings per common share, for the nine months ended September 30, 2017. The year-over-year increase in net income was primarily due to a $210 million increase in net interest income and a $109 million decrease in income tax expense, which were offset by a $57 million increase in provisions for credit losses, an $84 million decrease in total non-interest income and an $81 million increase in total non-interest expenses.
The primary contributors to each of the identified drivers of changes in net income for the first nine months of 2018 compared with the year-ago period are as follows:
•Net interest income increased by $210 million in the first nine months of 2018 compared with the year-ago period primarily due to a $3.8 billion increase in average loans outstanding. Net interest margin increased by 20 basis points primarily because of the benefit from an increase in LIBOR rates, which increased the yield on our variable rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates as well as a higher percentage of our total interest-bearing liabilities consisting of higher cost other interest-bearing liabilities, which includes both our unsecured and secured borrowings.
•Provisions for credit losses in the first nine months of 2018 increased $57 million compared with the year-ago period primarily due to a $54 million increase in the provision for Personal Loans. The provision for Personal Loans grew because the portfolio increased from $132 million at September 30, 2017 to $1.1 billion at September 30, 2018.
•Gains on sales of loans, net, resulted in a net gain of $2 million in the nine months ended September 30, 2018 as we sold the $43 million Split Loan portfolio in second-quarter 2018.
•Losses on sales of securities, net, were $2 million in the nine months ended September 30, 2018 due to the sale of $41 million of mortgage-backed securities in second-quarter 2018. There were no sales of securities in the year-ago period.
•Losses on derivatives and hedging activities, net, resulted in a net loss of $6 million in the first nine months of 2018 compared with a net loss of $7 million in the year-ago period.
•Other income in the nine months ended September 30, 2018 decreased $85 million from the year-ago period. In the third-quarter 2018, we reduced other income by $90 million to reflect the reduction in the tax indemnification receivable from Navient because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. Absent this tax-related item, other income in the nine months ended September 30, 2018 increased $5 million compared to the year-ago period primarily due to a $4 million reduction in indemnified receivables recorded in 2017.
•For the nine months ended September 30, 2018, non-interest expenses were $411 million, compared with $330 million in the year-ago period. The increase in operating expenses was driven by growth in the portfolio and costs related to product diversification, information technology, customer experience, FDIC assessments and higher compensation and benefits costs. Earlier this year, we indicated our intention to invest $40 million to accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses and to migrate our technology infrastructure to the cloud. Operating expenses associated with accelerating our Personal Loan business, credit card start-up, and migration to the cloud were $11 million, $3 million, and $5 million, respectively, in the nine months ended September 30, 2018. Expenses in our core education loan business for the nine months ended September 30, 2018 increased 15 percent from the year-ago period.
•Income tax expense in the nine months ended September 30, 2018 decreased $109 million compared with the year-ago period. The effective tax rate decreased in the first nine months of 2018 to 7.5 percent from 36.0 percent in the year-ago period. This is primarily due to a $90 million decrease in income tax expense in third-quarter 2018 due to the previously mentioned expiration of the federal statute of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for the nine months ended September 30, 2018 would have been 25.6 percent. The further decrease in the effective tax rate is primarily due to the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under tax cuts enacted in 2017. The effective tax rate for the nine months ended September 30, 2017 included a $6 million benefit recorded in the first quarter of 2017 related to a new stock compensation accounting standard, which changed the treatment of excess tax benefits/deficiencies related to the settlement of employee stock-based awards.

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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivatives and hedging activities, net.”
In the third quarter of 2018, we elected to early adopt ASU No. 2017-12, effective July 1, 2018. The new standard requires the recording of any accounting ineffectiveness in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged item. As such, accounting ineffectiveness for hedging relationships will no longer be recorded in “Gains (losses) on derivatives and hedging activities, net.” Under the new standard, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) and subsequently reclassified to earnings, in the same line item in the consolidated statements of income as impacted by the hedged item, when the hedged item affects earnings. See Note 1, “Significant Accounting Policies,” to the Notes to the Consolidated Financial Statements for further details.
Beginning with the third-quarter 2018, we have changed our definition of “Core Earnings” to no longer exclude ineffectiveness related to derivative instruments that are receiving hedge accounting treatment. As such, the only adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. For periods beginning July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment and (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness. ASU No. 2017-12 significantly reduces the future expected ineffectiveness for our derivatives that receive hedge accounting to an immaterial amount. As our previous definition of “Core Earnings” was intended to exclude the impact of ineffectiveness, we believe the change in definition will have an immaterial effect on “Core Earnings” in future periods. Prior period “Core Earnings” were not restated using the updated definition because the changes would have been immaterial if ASU No. 2017-2 had been applied to those past periods.
For periods prior to July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings” in those periods prior to July 1, 2018, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” in those periods is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.

Core Earnings” are not a substitute for reported results under GAAP. We provide a “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “(Losses) gains on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Hedge ineffectiveness (losses) gains prior to adoption of ASU No. 2017-12(1)	$—	$1,722	$2,684	$(6,302)
Adjustment to reverse life-to-date ineffectiveness on fair value and cash flow hedges(2)	(3,004)	—	—	—
Unrealized (losses) gains on instruments not in a hedging relationship	(1,557)	(247)	(8,492)	(1,189)
Interest reclassification	(388)	186	(517)	165
(Losses) gains on derivatives and hedging activities, net	$(4,949)	$1,661	$(6,325)	$(7,326)
______
(1) The hedge ineffectiveness gains of $2.7 million, for the nine months ended September 30, 2018, relate to hedging relationships that were discontinued in 2018 prior to the adoption of ASU No. 2017-12.
(2) Adjustment is a result of the adoption of ASU No. 2017-12.

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

“Core Earnings” adjustments to GAAP:

GAAP net income	$103,878	$76,371	$339,964	$241,931
Preferred stock dividends	4,124	3,028	11,441	12,577
GAAP net income attributable to SLM Corporation common stock	$99,754	$73,343	$328,523	$229,354

Adjustments:
Net impact of derivative accounting(1)	4,561	(1,475)	5,808	7,491
Net tax effect(2)	1,107	(563)	1,410	2,861
Total “Core Earnings” adjustments to GAAP	3,454	(912)	4,398	4,630

“Core Earnings” attributable to SLM Corporation common stock	$103,208	$72,431	$332,921	$233,984

GAAP diluted earnings per common share	$0.23	$0.17	$0.75	$0.52
Derivative adjustments, net of tax	—	—	0.01	0.01
“Core Earnings” diluted earnings per common share	$0.23	$0.17	$0.76	$0.53
______
(1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, but include current period accruals on the derivative instruments. For periods prior to July 1, 2018, “Core Earnings” also exclude the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP, net of tax. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$19,295,318	9.16%	$16,228,751	8.50%	$18,908,929	9.01%	$15,791,557	8.37%
FFELP Loans	877,279	4.65	960,185	4.02	898,208	4.47	981,106	3.86
Personal Loans	1,082,177	11.03	86,441	9.66	810,753	10.82	61,263	9.44
Taxable securities	204,166	2.60	316,444	2.42	253,577	2.62	330,255	2.54
Cash and other short-term investments	2,132,275	1.91	1,548,215	1.20	1,706,114	1.74	1,403,987	1.00
Total interest-earning assets	23,591,215	8.37%	19,140,036	7.59%	22,577,581	8.27%	18,568,168	7.47%

Non-interest-earning assets	1,194,601		1,120,714		1,153,753		1,028,235

Total assets	$24,785,816		$20,260,750		$23,731,334		$19,596,403

Average Liabilities and Equity
Brokered deposits	$9,089,602	2.61%	$7,270,750	1.92%	$8,776,255	2.35%	$6,989,486	1.70%
Retail and other deposits	8,287,692	2.16	7,054,553	1.49	8,010,852	1.98	6,800,832	1.35
Other interest-bearing liabilities(1)	4,177,869	3.41	2,964,696	2.99	3,789,264	3.31	2,822,009	2.86
Total interest-bearing liabilities	21,555,163	2.59%	17,289,999	1.93%	20,576,371	2.38%	16,612,327	1.75%

Non-interest-bearing liabilities	450,957		597,075		488,948		603,160
Equity	2,779,696		2,373,676		2,666,015		2,380,916
Total liabilities and equity	$24,785,816		$20,260,750		$23,731,334		$19,596,403

Net interest margin		6.00%		5.85%		6.10%		5.90%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our ABCP Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2018 vs. 2017
Interest income	$131,373	$40,151	$91,222
Interest expense	56,801	33,060	23,741
Net interest income	$74,572	$7,451	$67,121

Nine Months Ended September 30, 2018 vs. 2017
Interest income	$359,332	$119,189	$240,143
Interest expense	149,165	89,740	59,425
Net interest income	$210,167	$28,003	$182,164

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	September 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,951,435	$195	$—	$3,951,630
Grace, repayment and other(2)	16,288,556	866,591	1,133,005	18,288,152
Total, gross	20,239,991	866,786	1,133,005	22,239,782
Deferred origination costs and unamortized premium/(discount)	65,499	2,432	164	68,095
Allowance for loan losses	(274,684)	(1,080)	(53,210)	(328,974)
Total loan portfolio, net	$20,030,806	$868,138	$1,079,959	$21,978,903

% of total	91%	4%	5%	100%
____________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2018		2017		2018		2017
Private Education Loans	$19,295,318	91%	$16,228,751	94%	$18,908,929	92%	$15,791,557	94%
FFELP Loans	877,279	4	960,185	6	898,208	4	981,106	6
Personal Loans	1,082,177	5	86,441	—	810,753	4	61,263	—
Total portfolio	$21,254,774	100%	$17,275,377	100%	$20,617,890	100%	$16,833,926	100%

Loan Activity

	Three Months Ended September 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$18,488,240	$886,780	$933,561	$20,308,581
Acquisitions and originations:
Fixed rate	1,388,521	—	275,766	1,664,287
Variable rate	743,144	—	—	743,144
Total acquisitions and originations	2,131,665	—	275,766	2,407,431
Capitalized interest and deferred origination cost premium amortization	101,266	8,106	(16)	109,356
Sales	—	—	—	—
Loan consolidations to third-parties	(228,458)	(8,414)	—	(236,872)
Repayments and other	(461,907)	(18,334)	(129,352)	(609,593)
Ending balance	$20,030,806	$868,138	$1,079,959	$21,978,903

	Three Months Ended September 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$15,523,338	$968,398	$68,690	$16,560,426
Acquisitions and originations:
Fixed rate	853,251	—	70,748	923,999
Variable rate	1,043,369	—	—	1,043,369
Total acquisitions and originations	1,896,620	—	70,748	1,967,368
Capitalized interest and deferred origination cost premium amortization	77,510	8,732	—	86,242
Sales	(2,025)	—	—	(2,025)
Loan consolidations to third-parties	(144,028)	(9,526)	—	(153,554)
Repayments and other	(392,174)	(17,080)	(8,738)	(417,992)
Ending balance	$16,959,241	$950,524	$130,700	$18,040,465

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed rate	2,603,075	—	973,123	3,576,198
Variable rate	1,993,997	—	—	1,993,997
Total acquisitions and originations	4,597,072	—	973,123	5,570,195
Capitalized interest and deferred origination cost premium amortization	295,028	23,326	(16)	318,338
Sales	(42,772)	—	—	(42,772)
Loan consolidations to third-parties	(673,529)	(23,812)	—	(697,341)
Repayments and other	(1,389,823)	(60,535)	(286,800)	(1,737,158)
Ending balance	$20,030,806	$868,138	$1,079,959	$21,978,903

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations:
Fixed rate	1,242,402	—	134,502	1,376,904
Variable rate	2,937,807	—	—	2,937,807
Total acquisitions and originations	4,180,209	—	134,502	4,314,711
Capitalized interest and deferred origination cost premium amortization	221,437	25,255	—	246,692
Sales	(5,497)	—	—	(5,497)
Loan consolidations to third-parties	(408,198)	(30,164)	—	(438,362)
Repayments and other	(1,142,119)	(56,245)	(16,637)	(1,215,001)
Ending balance	$16,959,241	$950,524	$130,700	$18,040,465

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at September 30, 2018 increased by 32 percent compared with September 30, 2017, and now total 36 percent of our Private Education Loan portfolio at September 30, 2018.

“Loan consolidations to third-parties” for the three months ended September 30, 2018 total 3.2 percent of our Private Education Loan portfolio in full principal and interest repayment status at September 30, 2018, or 1.1 percent of our total Private Education Loan portfolio at September 30, 2018, compared with the year-ago period of 2.6 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 0.9 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended September 30,
(Dollars in thousands)	2018	%	2017	%
Smart Option - interest only(1)	$519,789	25%	$467,785	25%
Smart Option - fixed pay(1)	662,788	31	555,945	29
Smart Option - deferred(1)	886,653	42	827,607	44
Smart Option - principal and interest	3,822	—	3,204	—
Parent Loan	49,332	2	33,724	2
Total Private Education Loan originations	$2,122,384	100%	$1,888,265	100%

Percentage of loans with a cosigner	88.6%		89.4%
Average FICO at approval(2)	747		747

	Nine Months Ended September 30,
(Dollars in thousands)	2018	%	2017	%
Smart Option - interest only(1)	$1,143,819	25%	$1,057,895	25%
Smart Option - fixed pay(1)	1,368,527	30	1,194,522	29
Smart Option - deferred(1)	1,967,189	43	1,841,865	44
Smart Option - principal and interest	8,145	—	6,901	—
Parent Loan	94,086	2	65,073	2
Total Private Education Loan originations	$4,581,766	100%	$4,166,256	100%

Percentage of loans with a cosigner	87.5%		88.4%
Average FICO at approval(2)	747		747

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$261,695	$1,073	$32,509	$295,277	$205,024	$1,606	$818	$207,448
Less:
Charge-offs	(34,229)	(252)	(5,740)	(40,221)	(34,280)	(181)	(220)	(34,681)
Loan sales(1)	—	—	—	—	(1,257)	—	—	(1,257)
Plus:
Recoveries	4,736	—	286	5,022	4,560	—	2	4,562
Provision for loan losses	42,482	259	26,155	68,896	53,120	(73)	800	53,847
Ending balance	$274,684	$1,080	$53,210	$328,974	$227,167	$1,352	$1,400	$229,919

Troubled debt restructurings(2)	$1,199,493	$—	$—	$1,199,493	$942,561	$—	$—	$942,561

	Nine Months Ended September 30,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701
Less:
Charge-offs	(113,852)	(794)	(9,812)	(124,458)	(93,235)	(658)	(240)	(94,133)
Loan sales(1)	(1,216)	—	—	(1,216)	(3,391)	—	—	(3,391)
Plus:
Recoveries	15,421	—	413	15,834	12,216	—	2	12,218
Provision for loan losses	130,616	742	55,981	187,339	129,105	(161)	1,580	130,524
Ending balance	$274,684	$1,080	$53,210	$328,974	$227,167	$1,352	$1,400	$229,919

Troubled debt restructurings(2)	$1,199,493	$—	$—	$1,199,493	$942,561	$—	$—	$942,561

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2018, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 36 percent of our total Private Education Loan portfolio at September 30, 2018 compared with 32 percent at September 30, 2017.
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

	Private Education Loans
	September 30,
	2018		2017
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,936,033		$5,352,671
Loans in forbearance(2)	488,543		373,655
Loans in repayment and percentage of each status:
Loans current	13,492,029	97.7%	11,115,697	97.4%
Loans delinquent 31-60 days(3)	198,987	1.4	175,897	1.6
Loans delinquent 61-90 days(3)	82,358	0.6	82,095	0.7
Loans delinquent greater than 90 days(3)	42,041	0.3	32,892	0.3
Total Private Education Loans in repayment	13,815,415	100.0%	11,406,581	100.0%
Total Private Education Loans, gross	20,239,991		17,132,907
Private Education Loans deferred origination costs and unamortized premium/(discount)	65,499		53,501
Total Private Education Loans	20,305,490		17,186,408
Private Education Loans allowance for losses	(274,684)		(227,167)
Private Education Loans, net	$20,030,806		$16,959,241

Percentage of Private Education Loans in repayment		68.3%		66.6%

Delinquencies as a percentage of Private Education Loans in repayment		2.3%		2.6%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.4%		3.2%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance at beginning of period	$261,695	$205,024	$243,715	$182,472
Provision for Private Education Loan losses	42,482	53,120	130,616	129,105
Net charge-offs:
Charge-offs	(34,229)	(34,280)	(113,852)	(93,235)
Recoveries	4,736	4,560	15,421	12,216
Net charge-offs	(29,493)	(29,720)	(98,431)	(81,019)
Loan sales(1)	—	(1,257)	(1,216)	(3,391)
Allowance at end of period	$274,684	$227,167	$274,684	$227,167

Allowance as a percentage of ending total loan balance	1.36%	1.33%	1.36%	1.33%
Allowance as a percentage of ending loans in repayment(2)	1.99%	1.99%	1.99%	1.99%
Allowance coverage of net charge-offs (annualized)	2.33	1.91	2.09	2.10
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.88%	1.08%	1.01%	1.02%
Delinquencies as a percentage of ending loans in repayment(2)	2.34%	2.55%	2.34%	2.55%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.42%	3.17%	3.42%	3.17%
Ending total loans, gross	$20,239,991	$17,132,907	$20,239,991	$17,132,907
Average loans in repayment(2)	$13,351,517	$10,971,028	$13,009,704	$10,589,725
Ending loans in repayment(2)	$13,815,415	$11,406,581	$13,815,415	$11,406,581
     _______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and of ending loans in repayment increased at September 30, 2018 compared with September 30, 2017 because of an increase in our TDRs (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment status.

Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
We modify the terms of loans for certain borrowers when we believe such modifications will increase the collectability of the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to 2.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2018 and September 30, 2017, 7.4 percent and 5.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2018, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.5 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 74 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,936	$5,936
Loans in forbearance	292	70	56	37	34	—	489
Loans in repayment - current	4,983	3,108	2,428	1,568	1,405	—	13,492
Loans in repayment - delinquent 31-60 days	88	38	31	21	21	—	199
Loans in repayment - delinquent 61-90 days	39	15	12	8	8	—	82
Loans in repayment - delinquent greater than 90 days	18	8	6	4	6	—	42
Total	$5,420	$3,239	$2,533	$1,638	$1,474	$5,936	20,240
Deferred origination costs and unamortized premium/(discount)							66
Allowance for loan losses							(275)
Total Private Education Loans, net							$20,031

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.04%	0.49%	0.39%	0.26%	0.24%	—%	3.42%

(Dollars in millions) September 30, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,353	$5,353
Loans in forbearance	218	65	45	25	21	—	374
Loans in repayment - current	4,395	2,893	1,948	1,058	822	—	11,116
Loans in repayment - delinquent 31-60 days	87	37	25	13	14	—	176
Loans in repayment - delinquent 61-90 days	43	16	11	7	5	—	82
Loans in repayment - delinquent greater than 90 days	15	6	5	3	3	—	32
Total	$4,758	$3,017	$2,034	$1,106	$865	$5,353	17,133
Deferred origination costs and unamortized premium/(discount)							53
Allowance for loan losses							(227)
Total Private Education Loans, net							$16,959

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.85%	0.55%	0.38%	0.21%	0.18%	—%	3.17%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$264,875	$168,344	$13,368,348	$13,848	$13,815,415
$ in total	$456,592	$169,964	$19,598,956	$14,479	$20,239,991

	December 31, 2017
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$190,571	$94,221	$11,907,047	$14,194	$12,206,033
$ in total	$352,456	$95,293	$16,969,941	$14,477	$17,432,167
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2018	$1,250,288	$1,594	$6,462
December 31, 2017	$951,138	$1,372	$4,664
September 30, 2017	$1,008,214	$1,216	$5,556

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and Personal Loans and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2018	December 31, 2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$27,037	$17,723
Sallie Mae Bank(1)	1,812,017	1,516,616
Available-for-sale investments	172,370	244,088
Total unrestricted cash and liquid investments	$2,011,424	$1,778,427
____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$26,495	$27,625	$22,924	$26,138
Sallie Mae Bank(1)	1,956,710	1,418,109	1,543,064	1,265,542
Available-for-sale investments	177,247	234,169	212,406	222,459
Total unrestricted cash and liquid investments	$2,160,452	$1,679,903	$1,778,394	$1,514,139
      ____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Deposits - interest bearing	$17,872,781	$15,504,330
Deposits - non-interest bearing	512	1,053
Total deposits	$17,873,293	$15,505,383

Our total deposits of $17.9 billion were comprised of $9.5 billion in brokered deposits and $8.4 billion in retail and other deposits at September 30, 2018, compared to total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of September 30, 2018 and December 31, 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.6 billion of our deposit total as of September 30, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended September 30, 2018 and 2017, respectively, and placement fee expense of $9 million and $7 million in the nine months ended September 30, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $6 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and fees paid to third-party brokers related to brokered CDs were $25 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively.
Interest bearing deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,239,595	2.29%	$7,731,966	1.80%
Savings	684,298	1.70	738,243	1.10
Certificates of deposit	8,948,888	2.65	7,034,121	1.93
Deposits - interest bearing	$17,872,781		$15,504,330
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2018, and December 31, 2017, there were $420 million and $396 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $52 million and $28 million at September 30, 2018 and December 31, 2017, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of September 30, 2018, $6.6 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.6 percent and 8.4 percent, respectively, of our total notional derivative contracts of $7.2 billion at September 30, 2018.
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
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $33 million and $20 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of September 30, 2018, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of September 30, 2018.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$33,001
Exposure to counterparties with credit ratings, net of collateral	$24,682
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2018
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,735,622	11.5%	$1,541,678	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,735,622	11.5%	$1,897,450	>	8.0%
Total Capital (to Risk-Weighted Assets)	$3,032,522	12.8%	$2,371,812	>	10.0%
Tier 1 Capital (to Average Assets)	$2,735,622	11.1%	$1,233,163	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

 Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth and operating needs, address unexpected credit risks and to protect the interests of depositors and the Deposit Insurance Fund administered by the FDIC. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We believe that current and projected capital levels are appropriate for the remainder of 2018. As our balance sheet continues to grow in 2018, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld with respect to award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
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
As of September 30, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 11.5 percent, a Tier 1 risk-based capital ratio of 11.5 percent, a Total risk-based capital ratio of 12.8 percent and a Tier 1 leverage ratio of 11.1 percent, which are each in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the nine months ended September 30, 2018 and September 30, 2017. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series B Preferred Stock.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our ABCP Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2018 and December 31, 2017, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Borrowings.”

	September 30, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt	$—	$197,146	$197,146	$—	$196,539	$196,539
Total unsecured borrowings	—	197,146	197,146	—	196,539	196,539
Secured borrowings:
Private Education Loan term securitizations:
Fixed rate	—	2,337,004	2,337,004	—	1,565,760	1,565,760
Variable rate	—	1,998,071	1,998,071	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,335,075	4,335,075	—	3,078,731	3,078,731
ABCP Facility	—	—	—	—	—	—
Total secured borrowings	—	4,335,075	4,335,075	—	3,078,731	3,078,731
Total	$—	$4,532,221	$4,532,221	$—	$3,275,270	$3,275,270

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2018. The interest rate charged to us on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2018 or in the year ended December 31, 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge to the FRB asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $3.1 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2018 or in the year ended December 31, 2017.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2018, we had $2.1 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At September 30, 2018, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting, can be found in our 2017 Form 10-K. There were no significant changes to these critical accounting policies during the third quarter of 2018. However, related to derivative accounting, in the first quarter of 2018 we changed the accounting treatment of variation margin payments on derivatives cleared through the LCH as a result of the LCH adopting rule changes, as described below. Also, in the third quarter of 2018, we adopted ASU No. 2017-12, as described below.
Derivative Accounting
On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (a) improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and (b) makes certain targeted improvements to simplify the application of the hedge accounting guidance. The effective date for the standard is January 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. One of the key changes is that the new standard eliminates the separate measurement and reporting of hedge ineffectiveness. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges, cash flow hedges, or trading hedges.
Fair Value Hedges
We generally use fair value hedges to offset the exposure to changes in fair value of a recognized fixed-rate liability. We enter into interest rate swaps to economically convert fixed-rate liabilities into variable-rate liabilities. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates. Under the new standard, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged component of the hedged item. The timing of recognition of the change in fair value of a hedging instrument included in the assessment of hedge effectiveness is the same as prior to the adoption of ASU No. 2017-12.
Cash Flow Hedges
We use cash flow hedges to hedge the exposure to variability in cash flows of floating-rate liabilities. This strategy is used primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow. Under the new standard, for cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss). Those amounts are subsequently reclassified to earnings, in the same line item in the consolidated statements of income as impacted by the hedged item, when the hedged item affects earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $7 million will be reclassified as an increase to interest expense.
Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All of our derivative instruments entered into with maturities of less than 3 years are economically hedging risk, but do not receive hedge accounting treatment. Trading derivatives also include any hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives prior to those derivatives receiving hedge accounting treatment.

Cumulative effect of applying the new standard

As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2.0 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $1.0 million and a $3.0 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.3 million decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.

The new standard also requires modifications to existing presentation and disclosure requirements. We did not apply adjustments to our prior period consolidated balance sheets or consolidated statements of income as a result of adopting the new hedging standard. However, certain disclosures within the notes to the financial statements set forth in this report, regarding the three and nine month periods ended September 30, 2017, conform to the disclosure requirements of ASU No. 2017-12. For further details, refer to Note 7, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements.
CME and LCH rule changes
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of September 30, 2018, $6.6 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.6 percent and 8.4 percent, respectively, of our total notional derivative contracts of $7.2 billion at September 30, 2018.
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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, the majority of the Bank’s existing earning assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2018 and 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. At today’s level of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity and has therefore not been included in the results reported below. EAR analysis is based on a static balance sheet assumption where all balances are projected to remain stable through the 24-month horizon. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
The results indicate a relatively balanced market risk profile. At September 30, 2018, there remains some increased sensitivity in the balance sheet due to fixed rate funding that has been issued in anticipation of the second wave of fixed rate Private Education Loan disbursements in January 2019. In addition, EAR - Ramp results demonstrate a higher than normal level of sensitivity due to a large amount of funding that will roll off before the second quarter of 2019, and is assumed to reprice early in the interest rate ramp cycle. Since September 30, 2017, we have implemented two modeling assumption changes that also have impacted results and are detailed in the discussion that follows.

	September 30,
	2018			2017
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+8.0%	+2.6%	-2.5%	+9.3%	+3.0%	-2.9%
EAR - Ramp	+8.0%	+2.9%	-2.0%	+5.8%	+2.6%	-2.0%
EVE	+5.8%	+1.8%	-2.0%	+2.3%	+0.5%	-0.3%

The EVE results in the table above for September 30, 2018 reflect two changes in the modeling assumptions. First, we have lengthened the assumed average lives of our indeterminate maturity retail deposit balances, which are now expected to persist longer than previously assumed. As an indication of the significance of this change, the December 31, 2017 results showed sensitivity of +6.4 percent for the “+300 basis points” shock, +2.0 percent for the “+100 basis points” shock, and

-1.9 percent for the “-100 basis points” shock. Without the modeling changes lengthening the average life of deposits, the December 31, 2017 results would have been +5.4 percent for the “+300 basis points” shock, +1.6 percent for the “+100 basis points” shock and -1.4 percent for the “-100 basis points” shock. A similar impact is noticeable when comparing September 30, 2018 results to September 30, 2017 results; EVE sensitivity has increased. A second modeling change recognizes the more competitive market for indeterminate maturity retail deposits. Beginning with the March 31, 2018 results, we assume that the interest rates offered on these deposits would not reprice below a given level, despite a downward interest rate shock scenario. The model holds retail deposit rates at levels similar to the rates available in the market throughout the low interest rate environment of the past several years. As we look at the impact this change had in the quarter it was implemented, had this change not been incorporated into the March 31, 2018 EVE results, which reported a -3.0 percent change in the “-100 basis points” shock, the EVE sensitivity for March 31, 2018 would have been -1.8 percent in the “-100 basis points” shock. The upward rate scenario results were not impacted by this change.
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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of September 30, 2018, there were $7.9 billion of loans with 25 percent interest rate caps on the balance sheet. While the Bank typically exhibits a sensitivity profile that will result in a slight increase in net interest income as rates rise, and decrease somewhat when interest rates fall, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$126.7	$—	$126.7
Prime	monthly	2.4	—	2.4
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,867.6	9,321.5	4,546.1
1-month LIBOR	daily	740.1	—	740.1
Non-Discrete reset(2)	daily/weekly	1,954.8	3,390.7	(1,435.9)
Fixed Rate(3)		8,999.6	12,579.8	(3,580.2)
Total		$25,691.2	$25,691.2	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

 The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate, Non-Discrete reset and 3-month LIBOR categories. As changes in 1-month and 3-month LIBOR are generally quite highly correlated, the funding gap associated with 3-month LIBOR is expected to partially offset the 1-month LIBOR gaps. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time, and the funding in the fixed-rate bucket includes $2.4 billion of equity and $0.4 billion of non-interest bearing liabilities. In addition, as of September 30, 2018, a block of fixed rate funding has been placed on the balance sheet in anticipation of upcoming fixed rate loan disbursements.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2018.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.43
Personal loans	1.43
Cash and investments	0.68
Total earning assets	4.82

Deposits
Short-term deposits	0.29
Long-term deposits	2.88
Total deposits	1.10

Borrowings
Long-term borrowings	4.19
Total borrowings	4.19

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. The Illinois Court heard oral arguments on July 18, 2017. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. Briefing on the Bank’s motion is expected to be complete on December 10, 2018, and oral argument is scheduled for January 9, 2019.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for the alleged conduct. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank is preparing its response to the subpoena.

As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for all costs, expenses, losses and remediation that may arise from the lawsuits filed by the Illinois and Mississippi Attorneys General and the Bank’s response to the Washington Attorney General’s subpoena. Navient has accepted responsibility to indemnify the Company in these matters pursuant to the Separation and Distribution Agreement.

Regulatory Update
On May 13, 2014, the Bank reached a settlement with the DOJ regarding compliance with the SCRA. In connection with the settlement, the Bank became subject to the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay. The DOJ Consent Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018.
In May 2014, the Bank received a CID from the CFPB as part of the CFPB Investigation. Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the Multi-State Investigation. To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations. Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. As with the Illinois and Mississippi lawsuits described above, the Bank is not responsible for any of the alleged conduct in the Multi-State Investigation or any claims that may arise from related lawsuits. As contemplated by the Separation and Distribution Agreement relating to, and the structure of, the Spin-Off, Navient is legally responsible for, has assumed, and has accepted responsibility to indemnify the Company against, all costs, expenses, losses and remediation that may arise from these matters.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2018.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2018	3	$11.74	—	—
August 1 - August 31, 2018	81	$11.43	—	—
September 1 - September 30, 2018	32	$11.82	—	—
Total third-quarter 2018	116	$11.54	—
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
The closing price of our common stock on the Nasdaq Global Select Market on September 28, 2018 was $11.15.

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
Date: October 22, 2018