Form 10-K
period 2018-12-31
SLM Corp
filed 2019-02-28
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from                  to
Commission file number 001-13251

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was $5.0 billion (based on closing sale price of $11.45 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2019, there were 436,802,555 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to, our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks and uncertainties. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, and our Proxy Statements and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains all such filed or furnished reports and other information. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers of our Code of Business Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Company History
SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for college company. Our purpose is to equip aspiring minds to create the lives they imagine. That mission is firmly grounded in helping families achieve the dream of a higher education. To that end, we have helped more than 35 million Americans pay for college. There is no single way to achieve this task, so we provide tools, resources, and financing to produce our country’s future engineers, doctors, nurses, teachers, entrepreneurs, business leaders, and more.
Our primary business is to originate and service high-quality Private Education Loans we make to students and their families. “Private Education Loans” are education loans for students or their families that are not made, insured or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.
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

Our Business
Our primary business is to originate and service high-quality Private Education Loans. In 2018, nearly 374,000 families chose us as their Private Education Loan provider, more than any other private student loan lender. We originated $5.3 billion of Private Education Loans, an increase of 11 percent from the year ended December 31, 2017. As of December 31, 2018, we had $20.3 billion of Private Education Loans, net, outstanding. In 2016, we began to purchase unsecured personal loans used for non-educational purposes (“Personal Loans”), and in 2018 we began to originate Personal Loans. At December 31, 2018, we had $1.1 billion of Personal Loans, net outstanding.
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
In 2009, we introduced the Smart Option Student Loan, our Private Education Loan product emphasizing in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately 55 percent of the Private Education Loans the Bank originated during 2018. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans). Lower interest rates on the Interest Only and Fixed Payment options encourage customers to elect those options. Making payments while in school helps customers reduce their total loan cost compared with the traditional deferred loan, and also helps them become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
In 2018, we expanded our graduate school offerings to include six new graduate program specific loan products. These included the Sallie Mae Law School Loan, the Sallie Mae MBA Loan, the Sallie Mae Health Professions Graduate Loan, the Sallie Mae Medical School Loan, the Sallie Mae Dental School Loan, and the Sallie Mae Graduate School Loan. These products were designed to address the specific needs of graduate students, such as extended grace periods for medical students.
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
As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2018, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 746 and approximately 87.2 percent of our loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2018, 2.6 percent of loans in repayment were greater than 30 days delinquent, and loans in forbearance were 3.8 percent of loans in repayment and forbearance. In 2018, net charge-offs as a percentage of average loans in repayment was 1.01 percent.
Sallie Mae Bank
Since 2006, the Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), has originated Private Education Loans and accepted deposits. At December 31, 2018, the Bank had total assets of $26.5 billion, including $20.3 billion of Private Education Loans, net, $1.1 billion of Personal Loans, net, and $848 million of FFELP Loans, net, and total deposits of $19.3 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan and other originations. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We further diversified our funding base by raising $1.9 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2018, which brought our total ABS funding to $4.1 billion, or 20 percent of our total Private Education Loan portfolio. We plan to continue to do so, market conditions permitting. This helps us better match-fund our assets and reduce our reliance on deposits to fund our growth.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
Operational Infrastructure
We perform the origination, servicing and collections activities for all of our Private Education Loans in the United States with dedicated representatives assisting customers with various needs, including military personnel who may be eligible for military benefits. We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold or securitized.
Over the past few years, we have implemented several improvements in our ability to interact with our customers, including:

•	an integrated platform that allows customers and servicing agents to simultaneously access the same systems in real time interaction;

•	an on-line chat function for customer service;

•	a mobile application accessible through smart phones and the Apple watch; and

•	initiation of customer surveys to gain feedback on areas for improvement within our servicing function.
These and other enhancements have contributed to streamlined originations and servicing processes, increased customer self-services rates, and improved customer satisfaction in all channels.
Personal Loans
We began purchasing Personal Loans from a marketplace lender in 2016 and discontinued those purchases in July 2018. In 2017, we developed infrastructure so that in early 2018 we had the capability to originate and service Personal Loans. In 2018, we originated $455 million and acquired an additional $703 million of Personal Loans. At December 31, 2018, we owned a high-quality portfolio of Personal Loans that totaled $1.1 billion and had an average FICO score at original approval of 719.
Upromise
Upromise is a free to join rewards program helping Americans save for college. Members can earn cash back rewards when shopping at participating on-line retailers, dining out at participating restaurants, and by using their Upromise Mastercard. Since inception, Upromise members have earned more than $1 billion through the program, and more than 300,000 members use their Upromise credit card to save.

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
We provide access to an extensive, free, online scholarship database, which includes information about more than 5 million scholarships with an aggregate value in excess of $24 billion. For academic year 2017-2018, more than 16,000 students reported receiving at least one scholarship via our database, covering more than $49 million in college costs. In addition, we recently launched a scholarship search tool tailored specifically for graduate students. It includes access to 950,000 graduate school scholarships with an aggregate value of more than $1 billion. We distribute these scholarship tools in multiple channels, including through partners, high schools and higher education institutions.
Through the Bank, we offer traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”).
In addition, our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings. Finally, the Upromise rewards program helps families jump start their save-for-college plans by providing financial rewards on everyday purchases made at participating merchants.
Explore federal student loans. We encourage students to explore federal student loan options by completing the Free Application for Federal Student Aid.
Consider a responsible private student loan. Fill the gap between your available resources and the cost of college.
We offer competitively-priced Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education.
Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan, and the loan’s total cost under the available repayment options. Our Smart Option Student Loan features no origination fees and no prepayment penalties, and also features interest rate reductions for those who enroll in and make monthly payments through auto debit, free access to quarterly FICO credit scores, a choice of repayment options and a choice of either variable or fixed interest rates. Beginning in 2017, all newly-originated Smart Option Student Loans included the benefit of free access to tutoring and study services at an online third-party vendor to assist students in advancing their education.

____________________
1 Sallie Mae’s How America Pays for College 2018, conducted by Ipsos, www.salliemae.com/howamericapays.

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
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, SallieMae.com provides educational content for customers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided to help explain how payments are applied and allocated, and see how the accrued interest on alternative repayment programs could affect the cost of customers’ loans. The site also provides important information on benefits available to service men and women under the Servicemembers Civil Relief Act (the “SCRA”).
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

We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Since 2007, we have reduced the number of for-profit institutions included in our lending program. Approximately 10 percent or $505 million of our 2018 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank, N.A., Discover Bank, Citizens Financial Group, Inc. and PNC Bank, National Association, as well as a number of smaller specialty finance companies and members of the Education Finance Council. Beginning in 2019, Navient, from whom we separated in 2014, can begin to originate Private Education Loans and consolidate loans already in our portfolio. We compete based on our products, originations capability, and customer service.
Enrollment

We expect modest enrollment growth over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•	According to the U.S. Department of Education’s projections released in September 2017, the high school graduate population is projected to remain relatively flat from 2019 to 2025.[2]

_________________________
1Source: MeasureOne Q1 2018 Private Student Loan Report, June 2018. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2025 (NCES, September 2017), Enrollment in Postsecondary Institutions (NCES, November 2017). These are the most recent sources available to us for this information.

Tuition Rates

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 4.5 percent and 3.7 percent, respectively, from academic years (“AYs”) 2008-2009 through 2018-2019. Growth rates have been more modest the last two AYs, with average published tuition and fees at public and private four-year not-for-profit institutions increasing 3.2 percent and 3.6 percent, respectively, between AYs 2016-2017 and 2017-2018 and 2.5 percent and 3.3 percent, respectively, between AYs 2017-2018 and 2018-2019.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
(Dollars in actuals)
______
3 Source: The College Board-Trends in College Pricing 2018. © 2018 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

•
Borrowing through federal education loan programs increased at a compound annual growth rate of 10 percent between AYs 2005-2006 and 2011-2012.[6] Federal borrowing increased considerably during the recession, with borrowing increasing 26 percent between AYs 2007-2008 and 2008-2009 alone. In response to the recession, unsubsidized Stafford loan limits for undergraduate students were raised and have not been adjusted since 2008.[4] Federal education loan program borrowing peaked in AY 2011-2012. Since then it has declined every year. We believe these declines are principally driven by enrollment declines in the for-profit schools’ sector.[5] Between AYs 2007-2008 and 2017-2018, federal grants for college students increased 121 percent to $41.7 billion.[6]

_________________________
4 Source: FinAid, History of Student Financial Aid and Historical Loan Limits. © 2017 by FinAid. www.FinAid.org.
5 Source: U.S. Department of Education, National Center for Education Statistics, Enrollment in Postsecondary Institutions (NCES, November 2017).
6 Source: The College Board-Trends in Student Aid 2018. © 2018 The College Board. www.collegeboard.org.

These increases in federal financing for higher education had a significant impact on the market for Private Education Loans. Annual originations of Private Education Loans peaked at $21.1 billion in AY 2007-2008 and declined to $6.0 billion in AY 2010-2011. Contributing to the decline in Private Education Loan originations was a significant tightening of underwriting standards by Private Education Loan providers, including Sallie Mae. Private Education Loan originations increased to an estimated $10.6 billion in AY 2017-2018, up 6.0 percent over the previous year.7

_______
7 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2018. © 2018 The College Board. www.collegeboard.org. Funding sources in current dollars and include federal and private loan data. 2018 Private Education market assumptions use The College Board-Trends in Student Aid 2016© 2016 trends and College Board-Trends in Student Aid 2018 © 2018 data. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. We believe the College Board source includes Private Education Loans made by major financial institutions in the Private Education Loan market, with an unknown adjustment for Private Education Loans made by smaller lenders such as credit unions. The College Board restates its data annually, which may cause previously reported results to vary.

•
We estimate total spending on higher education was $441 billion in the AY 2017-2018, up from $393 billion in the AY 2012-2013. Private Education Loans represent just 2 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[8]

•
Over the AY 2012-2018 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[8] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2025 (NCES 2017, September 2017), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board, www.collegeboard.org, College Board -Trends in Student Aid 2018. © 2018 The College Board, www.collegeboard.org, College Board -Trends in Student Pricing 2018. © 2018 The College Board, www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. 2018 Private Education market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2018 © 2018 data. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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
Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC, the UDFI and the CFPB. We are not a bank holding company under the Bank Holding Company Act and therefore are not subject to the federal regulations applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank and our other non-bank subsidiaries.
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

Enforcement Powers of Regulators
As “institution-affiliated parties” of the Bank, we, our non-bank subsidiaries and our management, employees, agents, independent contractors and consultants are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 per day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including by compelling restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
On May 13, 2014, the Bank reached settlement with the Department of Justice (the “DOJ”) regarding compliance with the SCRA. In connection with the settlement, the Bank became subject to a Consent Order (the “DOJ Consent Order”), which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement executed in connection with the Spin-Off (the “Separation and Distribution Agreement”), Navient is responsible for funding all liabilities under the order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with this matter which the Bank is required to pay.
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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief, and the Bank filed a reply on December 21, 2018. A hearing on the motion to dismiss is scheduled for April 11, 2019.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints prior to the Spin-Off. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.
Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party, and has indemnified the Bank for all costs incurred to date in defending the Illinois lawsuit. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2018, 2017 and 2016.
The Company pays quarterly cash dividends on its outstanding Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) when, as, and if declared by its Board of Directors, in the Board’s discretion. On January 23, 2019, the Company announced that it had initiated a new policy to pay a regular, quarterly cash dividend on its common stock as well, beginning in the first quarter of 2019, and its Board of Directors had approved a new common stock share repurchase program.
Common stock dividend declarations are subject to determination by, and the discretion of, the Company’s Board of Directors. The Company may change its new common stock dividend policy at any time.
The new share repurchase program, which was effective upon announcement and expires on January 22, 2021, permits the Company to repurchase from time to time shares of its common stock up to an aggregate repurchase price not to exceed $200 million. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the program or at all.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the new share repurchase program.
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
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a phased-in Common Equity Tier 1 capital conservation buffer: 1.875 percent for 2018; and the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
Stress Testing Requirements
The Dodd-Frank Act as enacted imposed stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of September 30, 2014, the Bank met this asset threshold. Under the FDIC’s implementing regulations, the Bank was required to conduct annual company-run stress tests utilizing scenarios provided by the FDIC. The Bank completed its third annual stress test using the scenarios provided with the January 1, 2018 stress testing cycle. As a result of the passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, the Bank became exempt from formally filing and publishing the results. However, under regulatory guidance, the Bank still conducts annual capital stress tests, the results of which it presents to its prudential regulators - the FDIC and the UDFI - for their review. The Bank also conducts annual and quarterly liquidity stress tests to evaluate the adequacy of its liquidity sources under various stress scenarios and submits the results of those tests to its prudential regulators.
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
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of December 31, 2018, $5.4 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 90.2 percent and 9.8 percent, respectively, of our total notional derivative contracts of $6.0 billion at December 31, 2018. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Derivative Accounting” for information regarding amendments made by the CME and the LCH to their respective rules resulting in prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for ABS, including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The final Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. The final rules took effect in December 2015 for securitization transactions backed by residential mortgages and became effective in December 2016 for other securitization transactions, including those collateralized by Private Education Loans. The Bank early adopted the Dodd-Frank risk retention rules beginning with its 2016-A securitization transaction completed in May 2016. For its 2016-A transaction and subsequent securitizations to date, the Bank complies with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal interest” comprised of residual certificates representing at least 5 percent of the fair value of all interests issued in the securitization transaction, determined as of the date sale. Prior to May 2016, the Bank’s on-balance sheet securitizations complied with the credit risk retention requirements of the FDIC “safe harbor” rule, which generally reduces the risk to securitization investors in the event of an insolvency of the Bank, by retaining 5 percent of each class of securities issued in each securitization transaction. The risk retention provisions of the FDIC safe harbor rule were superseded by the Dodd-Frank risk retention rules.
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
Volcker Rule
In December 2013, the U.S. banking agencies, the SEC and the U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of the Dodd-Frank Act. The rules prohibit insured depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit insured depository institutions and their affiliates to trade for risk-mitigating hedging and liquidity management, subject to certain conditions and restrictions. A conformance period ended on July 21, 2015. We do not expect the Volcker Rule to have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule.
Employees
At December 31, 2018, we had approximately 1,700 employees, none of whom are covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Our business is significantly influenced by economic conditions. In general, economic growth in the United States remains uneven. Employment levels in the United States are often sensitive not only to domestic economic growth but to the performance of major foreign economies and commodity prices. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios. Likewise, high unemployment and decreased savings rates may impede Private Education Loan and Personal Loan originations growth, as well as growth in credit cards and the development of other financial products, as loan applicants and cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. Consequently, for a number of reasons, our borrowers may experience more trouble in repaying loans we have made to them, which could increase our loan delinquencies, defaults and loan modifications. In addition, some consumers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until the economy grows at a stronger pace, or they may turn to less costly forms of secondary education, thus decreasing our education loan application and funding volumes. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition/Concentration
We operate in a competitive environment. Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment subject us to risks that could adversely affect our financial position.
At December 31, 2018, approximately 76 percent of our assets were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation or other negative event or trend in the Private Education Loan market could disproportionately and adversely affect our business, financial condition and results of operations. We compete in the Private Education Loan and the Personal Loan markets with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. Moreover, our competition will increase as various lending institutions and other competitors enter or re-enter the Private Education Loan and the Personal Loan markets. We compete based on our products, origination capability and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin.
In addition to competition with banks and other consumer lending institutions, the federal government, through the DSLP, poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge a gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress, but it remains unclear if a

Republican-led Senate and Democratic-controlled House can produce legislation. Should legislation be enacted, one possible component could be increased federal education loan limits, which could decrease demand for Private Education Loans. Other components of any legislation also could have a negative impact on our business and financial condition.
Consumer access to alternative means of financing the costs of education and other factors may reduce demand for, or adversely affect our ability to retain, Private Education Loans, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The demand for Private Education Loans could weaken if families and student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both pre-paid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs such as the DSLP; and

•	Direct loans from colleges and universities, as well as income sharing agreements with schools.
In addition, our ability to grow Private Education Loan originations and retain assets could be negatively affected if:

•	demographic trends in the United States result in a decrease in college-age individuals;

•	demand for higher education decreases;

•	the cost of attendance of higher education decreases;

•
prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors; or

•	public resistance to increasing higher education costs strengthens.

Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
We believe the design of our Private Education Loan products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable or fixed interest rates, creates sustainable, competitive loan products. However, increasing amounts of private education consolidation loans at interest rates below those of our existing portfolio - whether from private sources (including financial technology (“FinTech”) companies) or otherwise - have contributed to an increase in the prepayment rates of our existing Private Education Loans and, if prolonged and continuous, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since 2010, there have been a number of bills introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans, as well as an increase in the number of lenders offering similar products. Also, on July 31, 2018, the Office of the Comptroller of the Currency (the “OCC”) issued a policy statement announcing that it would consider applications from FinTech companies to become special purpose national banks. The special purpose national bank charter is available to qualifying companies engaged in a limited range of banking activities, including paying checks or lending money, but that do not take deposits. Concurrent with the announcement, the OCC issued a supplement to the Comptroller’s licensing manual to provide guidance for evaluating special purpose national bank charters for FinTechs. The New York Department of Financial Services and the Conference of State Banking supervisors have separately sued the OCC to stop it from granting applications for the special purpose national bank charter, arguing that the OCC lacks statutory authority to charter special purpose national banks that do not take deposits. While the OCC has not approved any applications from FinTech companies for special purpose national bank charters, we are still evaluating the potential competitive impact if the OCC begins to charter FinTech companies that offer bank products and services, including loans to consolidate or refinance existing student loans.
We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.
Our future success depends significantly on the continued services and performance of our management team. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our management team or other key personnel to our competitors or other companies or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and/or cash flows.
Regulatory
Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
We are subject to a broad range of federal and state consumer protection laws applicable to our Private Education Loan and Personal Loan lending and retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, interest rates and loan fees, disclosures of loan terms, marketing, servicing and collections. Such federal and state consumer protection laws also will be applicable to other consumer financial products that we may offer in the future, including credit cards.
Violations of, or changes in, federal or state consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, administrative fines, penalties and restitution, result in greater compliance costs, constrain the marketing of Private Education Loans or other products, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.
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
Finally, we operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing level of student loan debt in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further laws and regulations applicable to, or limiting, our business. As one example of potential laws and regulations limiting our business, increasing numbers of allegations or findings levied against for-profit institutions could lead us to further curtail the loans we make to students of these institutions or increase the risk of enforceability of our existing loans to graduates of particular institutions found to have fraudulently misrepresented or to have not provided reasonably expected training or educational benefits.

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
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations may, among other matters:

•	prescribe minimum capital requirements;

•	limit the rates of growth of our business;

•	impose limitations on the business activities in which we can engage;

•	limit the dividends or distributions the Bank can pay to us;

•	restrict the ability of institutions to guarantee our debt;

•	limit proprietary trading and investments in certain private funds;

•	impose certain specific accounting requirements on us that may be more restrictive; and

•	result in greater or earlier charges to earnings or reductions in our capital than would result under generally accepted accounting principles.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in recent years. There can be no assurance that limitations will not be imposed in the future, however.
As our business, capital and balance sheet continue to grow, we expect to be able to achieve our annual Private Education Loan origination targets for 2019 without the need to sell loans to third-parties. We may reconsider loan sales from time to time, however, based on a number of factors, including our risk-based capital levels and input from our regulators.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. We, like the rest of the banking sector, are facing increased regulation and supervision of our industry by bank regulatory agencies and expect there may be additional and changing requirements and conditions imposed on us. Our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties and restrictions on our business activities, any of which could adversely affect our business, financial condition, cash flows, results of operations, capital base and/or the price of our securities.
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
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third-party with whom we do business may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results and/or cash flows.
Capital and Liquidity
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan and Personal Loan originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, and payment for any shares of common stock acquired under our common stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
For at least the next several years, our ability to grow our business to its fullest potential will be heavily reliant on our ability to obtain deposits and obtain financing through asset-backed securitizations. Should growth opportunities exceed the pace at which we can increase deposits or generate asset-backed financing, business growth could be less than planned.
If we are unable to obtain liquidity sufficient to fund new Private Education Loan and Personal Loan originations, our business, financial condition, results of operations and cash flows could be materially adversely affected. We must also maintain appropriate levels of risk-based capital to support increased levels of funding.
We fund Private Education Loan and Personal Loan originations through term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits, raised by the Bank and financing raised through asset-backed securitizations. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan and Personal Loan assets we originate. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, to grow our deposit base, we will need to continue to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, expense, capital, and effort to implement. Further, the significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. If we are unable to expand existing channels or develop new sources of deposit generation on favorable terms, it could have a material adverse effect on our business, results of operations, financial position and/or cash flows. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as a rising stock market, perceptions about our financial strength, quality of deposit servicing or online banking generally, and general economic conditions, including high unemployment and decreased savings rates, which could reduce the number of consumers choosing to make deposits with us.
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

•
Degradation of the credit quality or performance of the Private Education Loans we sell or finance through securitization trusts, or adverse rating agency assumptions, rating actions or conclusions with respect to those trusts or the education loan-backed securitization trusts sponsored by other issuers;

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
If rates of growth require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions, we may need to raise additional liquidity through other forms of secured and unsecured debt financing which, in turn, could increase our funding costs and reduce our net interest margin. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise this additional funding in the amounts, at the rates, or within the timeframes we desire. If this occurs, our business, results of operations, financial position and/or cash flow could be materially and adversely affected.
We currently maintain sufficient risk-based capital through adequate retention and reinvestment of earnings from operations. If growth rates require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to issue additional equity in the amounts, at the prices, or within the timeframes we desire. If this occurs, our business, results of operations, financial position and/or cash flow could be materially and adversely affected.
In structuring and facilitating securitizations of Private Education Loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections and may increase if the performance of the securitization trusts’ loan portfolios degrades. In addition, under various agreements, we may be contractually bound to indemnify transaction parties if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information. We may also be required to repurchase affected loans if we were to breach certain representations, warranties or covenants in various agreements. Incurring substantial liabilities to securitization transaction parties could adversely affect our business, financial condition, operating results and/or cash flows.
If we are liable to an investor or other transaction party for a loss incurred in any securitization we facilitated or structured and any insurance that we may have does not cover this liability or proves to be insufficient, our business, financial position, results of operations and/or cash flows could be materially adversely affected.
The interest rate and maturity characteristics of our earning assets do not always match the interest rate and maturity characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity. We are also subject to repayment and prepayment risks, which can adversely affect our financial condition.
Net interest income is the primary source of cash flow generated by our loan portfolios. Interest earned on our variable-rate Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates, but our cost of funds is primarily related to deposit rates. Certain of our Private Education Loans and all of our Personal Loans currently bear fixed interest rates. These loans are not specifically match funded with fixed-rate deposits or fixed-rate funding obtained through asset-backed securitization. Likewise, the average term of our deposits is shorter than the expected term of our Private Education Loans, FFELP Loans and Personal Loans.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may reduce our net interest margin (the interest yield earned on our portfolio less the rate paid on our interest-bearing liabilities). It is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract re-pricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans and Personal Loans. Increases in employment levels, wages, family income, alternative sources of financing or third-party consolidations or refinancings may also contribute to higher than expected prepayment rates, which can adversely affect our financial condition.
Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
We maintain an overall interest rate strategy that uses derivatives to reduce the economic effect of interest rate changes. Developing an effective hedging strategy for dealing with movements in interest rates is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolios remain subject to prepayment risk that could cause them to be under- or over-hedged, which could result in material losses. In addition, some of our interest rate risk management activities expose us to mark-to-market losses if interest rates move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance hedging activities using derivatives will effectively manage our interest rate sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.
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
We are also subject to the creditworthiness of third-parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, if a derivative counterparty fails to perform, we might not be able to cost effectively replace the derivative position, depending on the type of derivative and the current economic environment, and thus could be exposed to a greater level of interest rate risk, potentially leading to additional losses. Our counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, such inability could have a material adverse impact on our business, financial condition, results of operations and/or cash flows.
The future of LIBOR as a “benchmark” interest rate is uncertain and that uncertainty or any change to the LIBOR benchmark could adversely affect the value of or the interest rates on our assets and obligations tied to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
The interest rates on our variable-rate Private Education Loans and certain other assets are tied to LIBOR, the London interbank offered rate. Certain of our interest rate swaps, notes issued under our term ABS and our student loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”), brokered and non-brokered deposits and other obligations also are tied to LIBOR. In each case, the terms of the relevant agreements define LIBOR and provide differing methods for how it may be replaced or computed if LIBOR is no longer available as defined. LIBOR is used worldwide as a reference for setting interest rates on loans, derivatives, and other assets and obligations.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. It is unclear at this time, and we are not able to predict, whether or when LIBOR will cease to exist, whether or when new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether or when alternative benchmark or reference rates will be available, either through regulatory action or financial market developments, as viable alternatives to LIBOR. If one or more replacement benchmark or reference rates is available, it is unknown at this time, and we are unable to predict, whether any such alternatives will be acceptable to investors, financial markets or regulators, or applied consistently and concurrently to various assets, obligations or financial instruments. Certain of our existing assets and obligations do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Given this situation, it is unclear what consents or approvals, if any, will be required, and from whom they will be required, to replace LIBOR under our various agreements. As a result of these potential changes and related uncertainties, the interest rates on and value of our assets and obligations tied to LIBOR, and the revenue and expenses associated with those assets and obligations, could be affected in disparate ways at disparate times, which could have an adverse effect on our business and results of operation.
Defaults on our loans, particularly Private Education Loans and Personal Loans, could adversely affect our business, financial position, results of operations and/or cash flows.
We bear the full credit exposure on our Private Education Loans and Personal Loans. If they were to default at rates much higher than anticipated, our business, financial position, results of operations and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of those loan portfolios. Our Private Education Loan delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 2.6 percent at December 31, 2018. Our Personal Loan delinquencies (loans greater than 30 days past due), as a percentage of Personal Loans in repayment, were 1.5 percent at December 31, 2018. In addition, we will bear full credit exposure on credit cards and other products we may introduce to the market.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2018, our allowance for Private Education Loan losses was approximately $278 million. During the year ended December 31, 2018, we recognized provisions for Private Education Loan losses of approximately $169 million. As of December 31, 2018, our allowance for Personal Loan losses was approximately $62 million. During the year ended December 31, 2018, we recognized provisions for Personal Loan losses of approximately $74 million. The provision for loan losses reflects the respective Private Education Loan and Personal Loan performance for the applicable period and establishes the allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, rising interest rates, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses on Personal Loans are affected by risk characteristics such as FICO scores at origination and seasoning. Worsening general economic and employment conditions may lead to higher rates of loan defaults. In addition, our product offerings may prove to be unprofitable and may result in higher than expected losses. If actual loan performance is worse than currently estimated, it could materially increase our estimate of the allowance for loan losses in our balance sheet and the related provision for loan losses in our statements of income and, as a result, adversely affect our capital, financial condition and results of operations.
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
The Bank is required to maintain the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, on a fully phased-in basis by January 1, 2019, banks will be subject to a greater than 2.5 percent Common Equity Tier 1 capital conservation buffer; in 2018, the phase-in amount of the buffer was 75 percent of the fully phased-in requirement. Institutions that do not maintain the buffer will face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. As of December 31, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.1 percent, a Tier 1 risk-based capital ratio of 12.1 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.1 percent.
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

Unfavorable results from the periodic stress tests we conduct under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect our cost of capital and liquidity position.
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests utilizing systemic and company-specific stress scenarios. In 2018, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors and the Board’s Risk Committee. In addition, the Bank made the results of the stress tests available to its prudential regulators - the FDIC and UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. From time to time, our regulators may require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders.
We also conduct annual and quarterly liquidity stress tests to evaluate the adequacy of our liquidity sources under several stress scenarios, including a severely adverse scenario. The results of these scenarios may lead regulators to demand that higher levels of liquidity be maintained at significant incremental expense to the Bank.
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
Our loan originations and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our customers, result in financial loss or liability to our customers and investors, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, internet, information technology, transportation or other services used by us or third-parties with whom we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations and/or cash flows.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, and process loan applications and payments and provide other customer services in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet via personal computers or mobile devices, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences, including FinTech developments, and technological innovations such as bitcoin. We may not be successful in anticipating or responding to these developments on a timely basis. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. We may be required to expend significant funds to develop or acquire new technologies. If competitors introduce products, services, systems and processes that are better than ours or that are more cost-effective or that gain greater market acceptance, those we offer or use may become obsolete or noncompetitive and we could lose market share. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition and/or results of operations.
We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations and could lead to significant financial and legal exposure.
Our operations rely on the secure collection, processing, storage and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. To access our products and services, our customers may use computers, smart phones, tablets and other mobile devices that are outside our security systems and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers and others who use our or our service providers’ systems or have access to our or our customers’ data, to gain access to our and our customers’ data. As further evidence that cyber incidents have been accelerating in frequency and impact, in recent years several financial institutions and major companies across industries have reported cyber-attacks that compromised significant customer or employee data, or resulted in the theft of funds, or the theft or destruction of corporate information or other assets.
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
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third-party service providers’ business operations. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties, which may be vulnerable to interception, misuse or mishandling.
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
In the event personal, confidential or other information is threatened, intercepted, misused, mishandled, accessed, acquired or otherwise compromised without authorization, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.
While we seek to mitigate cyber and related risks associated with outsourcing to third-party service providers, including through our vendor management processes, both operational and technological cyber risks remain and certain risks are beyond our security and control systems. Cyber-attacks targeted at our service providers may result in unauthorized interception, misuse, mishandling, access, acquisition, loss or destruction of our or our customers’ data, or other cyber incidents, that may affect the availability of our services, and impose costs and other liabilities that significantly and adversely affect us in the ways discussed above.
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third-parties, could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans, FFELP Loans and Personal Loans, Bank deposit-taking activities, payroll software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for other telecommunications, email, processing, storage, remittance and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially adversely affect our business, financial condition or results of operations.
We may face risks from our operations related to litigation or regulatory actions that could result in significant legal expenses and settlement or damage awards.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities specifically assumed by the Bank in the agreement as to which the Bank would be obligated to indemnify Navient. Among other things, Navient is obligated to indemnify us for any liabilities, costs or expenses we may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off, but that obligation extends only to claims or potential claims for which Navient has received notice from us on or before April 30, 2017. Due to Navient’s indemnification obligations and the smaller, relatively younger vintages of our Private Education Loans, over the near term our dispute-related expenses may be lower than might otherwise be expected. As our business grows, we will likely be subject to additional claims and litigation, which could seriously harm our business and require us to incur significant costs. Defending against litigation may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages and that could have a material adverse effect on our business, results of operations and/or financial condition. Likewise, similar material adverse effects could occur if Navient is unwilling or unable to honor its indemnification or other obligations under the Separation and Distribution Agreement.
Our ability to sustain or exceed our recent rates of earnings growth over the long term is dependent upon, among other things, achieving our goal of diversifying our consumer products beyond Private Education Loans, which may be difficult.
Our success in sustaining or exceeding our recent rates of earnings growth over the long term is dependent upon, among other things, our ability to profitably acquire or originate a more diversified suite of complimentary consumer products. Our ability to profitably acquire or originate complimentary consumer products is in turn dependent on a number of factors, some of which are beyond our control, including general economic conditions, demographic trends, demand for other consumer products, and capital markets conditions. There also may be substantial regulatory, operational and credit challenges, risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, launching and/or attempting to acquire new products or services, yet not be successful in achieving our goal regarding earnings growth, credit performance and/or profitability due to any or all of the factors, risks and uncertainties noted above, as well as others. In addition, our initial timetables for the introduction and development or acquisition of new products or services may not be met, market acceptance may fall short of our expectations, and price and profitability targets for any or all of our products may not prove achievable, which could in turn unnecessarily divert management’s attention and focus and have a material negative effect on our perception in the marketplace, our business, results of operations and/or financial condition.
In 2019, we expect to continue our diversification efforts by originating unsecured Personal Loans or other types of financial products. The various risks and uncertainties described above are inherent in each of these efforts. For example, if we are unable to originate Personal Loans of acceptable credit quality and in sufficient quantities; or our Personal Loan portfolio and program does not otherwise perform as expected; or the third-parties from whom we purchased Personal Loans or who service them for us suffer compliance or operational lapses in their businesses, then our business, results of operations and/or financial condition could be significantly and negatively affected.
The expected launch of a new credit card raises risks and uncertainties specific to that particular product. For example, economic conditions can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our card, which reduces interest income and transaction fees. Competition is intense in the credit card industry, and customers may frequently switch credit cards or transfer balances to another card. Competition in credit cards is also based on the value provided to the customer by a related rewards program. Our rewards program could be viewed as less attractive to customers than other credit card issuers’ reward programs and thereby adversely impact the timing and/or success of any new credit card product of ours.
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
Our reputation as an originator and servicer of high-quality Private Education Loans and Personal Loans is very dependent upon how our customers, our regulators, legislators, the education community and the broader market perceive our business practices, financial heath and integrity and the business practices, financial health and integrity of the overall student loan market or personal loan market, as applicable. Negative publicity, including as a result of our actual or alleged conduct or public opinion of the student loan or personal loan industry generally, could damage our reputation and business and adversely impact the price of our common stock.
Any internal, market or other developments, including those relating to our competitors, that result in a negative impact on our reputation or the reputation of the student loan industry or personal loan industry could have an adverse effect on our ability to originate, service and retain Private Education Loans or Personal Loans, as applicable, result in greater regulatory, legislative and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
As described above, any failure of our operating systems or infrastructure or cyber-attacks on or other unauthorized access to our information technology systems could harm our reputation and brand and result in significant financial losses. In addition, employee and customer misconduct could severely harm our reputation, subjecting us to financial losses, lawsuits and/or regulatory sanctions. Misconduct by our customers could include such activities as providing fraudulent credentials, information or authorization on behalf of a family member or other cosigner through identification theft or by other means in order to secure loan approval. Customers also may attempt to fraudulently secure Private Education Loan or Personal Loan proceeds. Misconduct by our employees could include, among other things, theft of our or our customers’ confidential information, or making unauthorized payments on behalf of a collection client in order to meet certain incentive thresholds.
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
A low ESG or sustainability score could result in the exclusion of our common shares from consideration by certain investment funds and a negative perception of us by certain investors.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon environmental, social and governance (“ESG”) or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company’s common shares from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of the Company by certain investors.
Risks Related to the Spin-Off
We continue to rely on Navient’s Private Education Loan data and, because of Navient’s indemnification obligations, have significant exposures to risks related to its creditworthiness. If we are unable to rely on this data or to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows and/or financial condition could be materially and adversely affected.
Through the end of 2018, Navient regularly provided us with a significant amount of current and historical data on their portfolios of Private Education Loans, including data that supported, among other things, the tracking of loan performance metrics such as default and recovery rates on those loans, including loans classified as troubled debt restructurings, and, in connection with our ABS financing transactions, our ability to provide investors with historical information about Private Education Loan performance. We also used these metrics in the development of certain critical accounting assumptions.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities specifically assumed by the Bank in the agreement as to which the Bank would be obligated to indemnify Navient. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient is required to indemnify us for any liabilities, costs or expenses we may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $24 million.

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and/or financial condition could be materially and adversely affected over time.

Risks Related to Our Securities
Our common and preferred stock prices may fluctuate significantly.
The market price of shares of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Actual or anticipated fluctuations in our operating results;

•	Our smaller market capitalization as compared to pre-Spin-Off SLM;

•	Changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	Any existence or lack of, or change in, capital return initiatives or policies regarding our common stock;

•	The operating and stock price performance of comparable companies;

•
News reports relating to trends, concerns and other issues in the student loan industry or other parts of the financial services industry, including regulatory actions against other financial institutions or proposed legislation that may affect the student loan industry or other parts of the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Changes to the regulatory and legal environment under which we and our subsidiaries operate;

•	Our ability to securitize our loans; and

•	Domestic and worldwide economic conditions.
The market price of shares of our preferred stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Significant sales of our preferred stock, or the expectation of significant sales;

•	Lack of or a downgrade of credit agency ratings;

•	Movements in interest rates and spreads that negatively affect return; and

•	Call and redemption features.
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
At December 31, 2018, we had issued and outstanding 4.0 million shares of our Series B Preferred Stock.
Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our new common stock share repurchase program. In the event of our bankruptcy, dissolution or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common shareholders.
We may be limited in our ability to pay dividends on, and repurchase, our common stock.
On January 23, 2019, we announced that we had initiated a new policy to pay a regular, quarterly cash dividend on our common stock, beginning in the first quarter of 2019, and our Board of Directors had approved a new common stock share repurchase program.
The declaration and payment of future common stock dividends, as well as the amount thereof, are subject to determination by, and the discretion of, our Board of Directors. In addition, we may change our policy regarding the payment of dividends and reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock.
The new share repurchase program, which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of the program or at all, which could adversely affect the market price of our common stock.
We are dependent on funds obtained from the Bank to fund dividend payments and any share repurchases. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments in respect of our stock or to satisfy our other responsibilities. The FDIC has the authority to prohibit or limit the payment of dividends by the Bank and SLM Corporation.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2018:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2018:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	115,000
New Castle, DE	Loan Servicing Center	57,000
Reston, VA	Administrative Offices	32,000
Newton, MA	Administrative Offices	24,000
Salt Lake City, UT	Sallie Mae Bank	17,000
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
Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. A hearing on the motion to dismiss is scheduled for April 11, 2019.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints prior to the Spin-Off. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.
Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party, and has indemnified the Bank for all costs incurred to date in defending the Illinois lawsuit. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
Regulatory Update
On May 13, 2014, the Bank reached settlement with the DOJ regarding compliance with the SCRA. In connection with the settlement, the Bank became subject to the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
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
Our common stock is listed and has traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2019, there were 436,802,555 shares of our common stock outstanding and 287 holders of record.
For the years ended December 31, 2018 and 2017, we did not pay dividends on our common stock.
On January 23, 2019, we announced that we had initiated a new policy to pay a regular, quarterly cash dividend on our common stock, beginning in the first quarter of 2019. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our new common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2018. We only repurchased common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Period:
October 1 - October 31, 2018	3	$10.26	—	—
November 1 - November 30, 2018	12	$10.36	—	—
December 1 - December 31, 2018	15	$8.84	—	—

Total fourth-quarter 2018	30	$9.60	—
     _

(1)
All shares purchased are shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

The closing price of our common stock on Nasdaq on December 31, 2018 was $8.31.
On January 23, 2019, we announced that our Board of Directors had approved a new common share repurchase program. The new share repurchase program, which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of the program or at all. In addition to any repurchases that we may make under the new share repurchase program, we expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

Stock Performance

The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index. In previous years, we used the S&P Midcap 400 Index and the KBW Bank Index as our comparators. We changed our comparators in this 2018 annual report because we believe the new comparators provide a more appropriate basis for comparison of the performance of our business. In addition, the new comparators are used by the Nominations, Governance and Compensation Committee of our Board of Directors in assessing portions of the long-term incentive plan compensation for our executive officers.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2013, and also assumes the reinvestment of dividends through December 31, 2018, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business on April 30, 2014.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
SLM Corporation	$100.0	$110.6	$70.8	$119.6	$122.6	$90.2
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	109.0	87.4	105.0	125.7	104.9
S&P 400 Regional Bank Sub-Industry Index	100.0	101.2	107.8	143.4	150.9	118.6
S&P Midcap 400 Index	100.0	109.7	107.3	129.6	150.6	133.9
KBW Bank Index	100.0	109.4	109.9	141.2	167.5	137.8
_________
Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.
Selected Financial Data 2014-2018
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

	2018	2017	2016	2015	2014(1)
Operating Data:

Net interest income	$1,413	$1,129	$891	$702	$578
Non-interest income (loss)	(52)	(3)	69	183	157
Total revenue	1,361	1,126	960	885	735
Net income attributable to SLM Corporation	$487	$289	$250	$274	$194
Basic earnings per common share attributable to SLM Corporation	$1.08	$0.63	$0.54	$0.60	$0.43
Diluted earnings per common share attributable to SLM Corporation	$1.07	$0.62	$0.53	$0.59	$0.42
Dividends per common share attributable to SLM Corporation common shareholders(2)	$—	$—	$—	$—	$—
Return on common stockholders’ equity	20%	14%	14%	18%	15%
Net interest margin	6.10	5.93	5.68	5.49	5.26
Return on assets	2.01	1.43	1.52	2.04	1.68
Average equity/average assets	11.22	11.92	13.40	14.49	13.92
Non-GAAP operating efficiency ratio(3)	41.0	39.6	40.1	46.9	45.1
Balance Sheet Data:
Total education loan portfolio, net	$21,143	$18,174	$15,125	$11,631	$9,510
Total Personal Loans, net	1,128	394	13	—	—
Total assets	26,638	21,780	18,533	15,214	12,972
Total deposits	18,943	15,505	13,436	11,488	10,541
Total borrowings	4,284	3,275	2,168	1,079	—
Total SLM Corporation stockholders’ equity	2,973	2,474	2,347	2,096	1,830
Book value per common share	5.90	4.80	4.15	3.59	2.99
_________
(1) For the year ended December 31, 2014, the selected financial data is presented on a basis of accounting that reflects a change in reporting entity and has been adjusted for the effects of the Spin-Off. The carved-out financial information represents only those operations, assets, liabilities and equity that form SLM on a stand-alone basis.
(2) As of December 31, 2018, we have not paid dividends on our common stock. On January 23, 2019, however, we announced that we had initiated a new policy to pay a regular, quarterly cash dividend on our common stock, beginning in the first quarter of 2019. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our new common stock dividend policy at any time.
(3) Our operating efficiency ratio is a non-GAAP measure because we adjust (a) the total non-interest expense numerator by deducting restructuring and other reorganization expenses, and (b) the net revenue denominator (which otherwise would consist of net interest income, before provisions for credit losses, and non-interest income) by excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in the Core Earnings adjustments to GAAP table set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Core Earnings” of this Annual Report on Form 10-K. We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2018.
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios and on Personal Loans, net of the interest expense we pay on the funding for those loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on our interest-earning assets less the rate paid on our related interest-bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans. Personal Loans tend to be higher risk and shorter term than Private Education Loans and also have a higher overall interest rate. We do not expect to acquire more FFELP Loans, and the balance of our FFELP Loan portfolio is expected to decline due to normal amortization.
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
The allowance for loan losses and provision expense rise when future charge-offs are expected to increase and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans and Personal Loans. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. Our experience indicates that approximately 50 percent of expected losses on a Private Education Loan occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven in large measure by the amount and age of our Private Education Loans in full principal and interest repayment. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase. Losses on our Personal Loans are affected by risk characteristics such as FICO scores at origination and seasoning.
Our allowance for loan losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the next two years.
We maintain an allowance for Personal Loan losses at an amount sufficient to absorb losses estimated and viewed at the reporting date as probable credit losses to be incurred in the portfolio. In determining the allowance for loan losses on our Personal Loans that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio of Personal Loans that are not TDRs.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan or Personal Loan reaches 120 days delinquent, it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for loan losses and tailoring its future collections strategies. We manage our charged-off loans through a mix of in-house collectors, third-party collectors and to third-parties.
Operating Expenses
The cost of operating our business directly affects our profitability. We continue to measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- ‘Core Earnings’ ’’ in this Form 10-K). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. Our long-term objective is to achieve steady declines in this ratio over the next several years.

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
In the third quarter of 2018, we elected to early adopt Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” effective July 1, 2018. The new standard requires the recording of any accounting ineffectiveness in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged item. As such, accounting ineffectiveness for hedging relationships will no longer be recorded in “Gains (losses) on derivatives and hedging activities, net.” Under the new standard, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the consolidated statements of income that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) and subsequently reclassified to earnings, in the same line item in the consolidated statements of income as impacted by the hedged item, when the hedged item affects earnings. See Note 2, “Significant Accounting Policies,” to the Notes to the Consolidated Financial Statements for further details.
Beginning with the third quarter of 2018, we have changed our definition of “Core Earnings” to no longer exclude ineffectiveness related to derivative instruments that are receiving hedge accounting treatment. As such, the only adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for those derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. For periods beginning July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on those interest rate swaps that do not qualify for hedge accounting treatment and (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings,” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness. ASU No. 2017-12 significantly reduces the future expected ineffectiveness for our derivatives that receive hedge accounting treatment to an immaterial amount. As our previous definition of “Core Earnings” was intended to exclude the impact of ineffectiveness, we believe the change in definition will have an immaterial effect on “Core Earnings” in future periods. Prior period “Core Earnings” were not restated using the updated definition because the changes would have been immaterial if ASU No. 2017-12 had been applied for “Core Earnings” purposes to those past periods.
For periods prior to July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on those interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings” in those periods prior to July 1, 2018, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” in those periods is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

Hedge ineffectiveness (losses) gains prior to adoption of ASU No. 2017-12(1)	$2,684	$(4,504)	$(2,615)
Unrealized losses on instruments not in a hedging relationship	(1,400)	(3,693)	(513)
Interest reclassification	(1,371)	(69)	2,170
Losses on derivatives and hedging activities, net	$(87)	$(8,266)	$(958)
______
(1) The hedge ineffectiveness gains of $2.7 million for the year ended December 31, 2018 relate to hedging relationships that were discontinued in 2018 prior to the adoption of ASU No. 2017-12.

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016

“Core Earnings” adjustments to GAAP:

GAAP net income	$487,476	$288,934	$250,327
Preferred stock dividends	15,640	15,714	21,204
GAAP net income attributable to SLM Corporation common stock	$471,836	$273,220	$229,123

Adjustments:
Net impact of derivative accounting(1)	(1,284)	8,197	3,127
Net tax effect(2)	(312)	3,131	1,199
Total “Core Earnings” adjustments to GAAP	(972)	5,066	1,928

“Core Earnings” attributable to SLM Corporation common stock	$470,864	$278,286	$231,051

GAAP diluted earnings per common share	$1.07	$0.62	$0.53
Derivative adjustments, net of tax	—	0.01	—
“Core Earnings” diluted earnings per common share	$1.07	$0.63	$0.53
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
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Term brokered deposits may have terms as long as seven years. Interest rates on most of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of matching our interest rate exposure to the index on which our assets reset, thereby minimizing our financing cost exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. In 2016, we began adding deposits from Educational 529 and Health Savings plans as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.9 billion of our deposit total as of December 31, 2018.
Loan Securitizations
We have diversified our funding sources by issuing term ABS and by entering into the Secured Borrowing Facility (which was previously called the asset-backed commercial paper facility, or ABCP Facility). Term ABS financing provides long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the assets. Loans associated with these transactions will remain on our balance sheet if we retain the residual interest in these trusts. The Secured Borrowing Facility provides an extremely flexible source of funds that can be drawn upon on short notice to meet funding needs within the Bank. Borrowings under our Secured Borrowing Facility are accounted for as secured financings.

Reconciliation of the Effect of Tax-Related Items on the GAAP Consolidated Statements of Income
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law by President Trump on December 22, 2017, lowered the federal statutory corporate income tax rate from 35 percent to 21 percent, beginning in 2018. Because the Tax Act was enacted during the fourth-quarter 2017, we were required in late 2017 to reflect the application of the lower tax rate in future years to our deferred tax assets, liabilities and indemnification receivables. Therefore, at December 31, 2017, we recorded a provisional estimate that resulted in a $15 million net increase in tax expense and reduced other income by $24 million to reflect the effect of the lower tax rate.
Unrelated to the Tax Act, we also reduced other income in 2017 and 2018 to reflect the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of our indemnified uncertain tax positions. When reflecting these reductions, income taxes payable and income tax expense were reduced by corresponding amounts for the relevant periods.
We report in this Annual Report certain effects of the Tax Act and reductions to other income due to the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of our indemnified uncertain tax positions. We believe this additional disclosure will be helpful to investors by illustrating and quantifying the impact of tax-related items. Our financial results absent the effect of the Tax Act and reductions to other income due to the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of our indemnified uncertain tax positions are unique to our company, are not defined terms within GAAP and may not be comparable to adjustments made by, or to similarly captioned measures reported by, other companies.
The table below reflects the adjustments to certain line items in the GAAP Consolidated Statements of Income related to these tax-related items.

	Year Ended				Year Ended
	December 31, 2018				December 31, 2017
(Dollars in thousands, except per share amounts)	As Reported	Tax-Related Items		Adjusted (Non-GAAP)	As Reported	Tax-Related Items		Adjusted (Non-GAAP)

Non-interest income (loss):
Gains on sales of loans, net	$2,060	$—		$2,060	$—	$—		$—
Losses on sales of securities, net	(1,549)	—		(1,549)	—	—		—
Gains (losses) on derivatives and hedging activities, net	(87)	—		(87)	(8,266)	—		(8,266)
Other income (loss)	(52,319)	93,857	(1)	41,538	5,364	34,749	(3)	40,113
Total non-interest income (loss)	$(51,895)	$93,857		$41,962	$(2,902)	$34,749		$31,847

Income before income tax expense	$559,329	$93,857		$653,186	$491,465	$34,749		$526,214
Income tax expense	$71,853	$93,857	(2)	$165,710	$202,531	$(3,818)	(4)	$198,713
Net income	$487,476	$—		$487,476	$288,934	$38,567		$327,501
Net income attributable to SLM Corporation common stock	$471,836	$—		$471,836	$273,220	$38,567		$311,787

Basic earnings per common share attributable to SLM Corporation	$1.08	$—		$1.08	$0.63	$0.09		$0.72
Diluted earnings per common share attributable to SLM Corporation	$1.07	$—		$1.07	$0.62	$0.09		$0.71
_____
(1) Represents the reduction in the tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions.

(2) Represents the net reduction to income tax expense because of the expiration of certain statute of limitations related to a portion of indemnified uncertain tax positions.

(3) Represents the $24 million reduction in a tax-related indemnification receivable due to the lower federal corporate tax rate set forth in the Tax Act and an $11 million reduction in the tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions.

(4) Represents the net reduction in deferred tax assets and liabilities of $15 million due to the lower federal corporate tax rate set forth in the Tax Act, and an $11 million reduction in the tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions.

2018 Management Objectives
For 2018, we set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues while continuing to diversify the mix of our funding sources; (2) maintain our strong capital position; (3) expand our product offerings to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses while improving efficiency; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth. The following describes our performance relative to each of these goals.
Prudently Grow Private Education Loan Assets and Revenues
We pursued managed growth in our Private Education Loan portfolio in 2018 by leveraging our Sallie Mae brand, our relationship with more than 2,000 colleges and universities, and our direct consumer marketing efforts. In 2018, we introduced six new graduate student loan products tailored to meet the needs of students in their specific fields of study and originated $186 million of that product in 2018. We are determined to maintain overall credit quality and cosigner rates in our Smart Option Student Loan originations. Private Education Loan originations were 11 percent higher in 2018 compared with 2017. The average FICO scores at approval and the cosigner rates for originations for the year ended December 31, 2018 were 746 and 87.2 percent, compared with 747 and 88.0 percent for originations in the year ended December 31, 2017, respectively. In addition, to help facilitate the expected increase in our Private Education Loan originations and the increasing percentage of fixed-rate loans being selected by our customers, we continued to diversify the mix of our funding sources in 2018. In 2018, we completed three secured financings totaling $1.9 billion compared with two secured financings totaling $1.4 billion in 2017. We also raised fixed-rate brokered CDs in longer terms to manage potential interest rate risk.
Maintain Our Strong Capital Position
As our balance sheet grew in 2018, our regulatory capital ratios remained stable and we generated earnings and capital sufficient to cover the growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of December 31, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.1 percent, a Tier 1 risk-based capital ratio of 12.1 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.1 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
Expand Our Product Offerings to Increase Level of Engagement With Our Existing Customers and Attract New Customers
We made investments in 2018 that accelerated the diversification of our consumer lending platform into the Personal Loan and credit card businesses. In 2018, we began to offer six new graduate student loan products that are tailored to meet the needs of students in their specific fields of study.
In 2018, we began to originate Personal Loans and originated $455 million in total Personal Loans during the year. In addition, in 2018, we acquired $703 million of Personal Loans originated by third parties.
During the year, we began to lay the foundation for our credit card business. This process included identifying and selecting a partner to help issue and service credit card accounts, assembling the team to execute our business plan and limited issuances of credit cards to test our processes and systems.
We believe that these two new consumer finance products are an extension of our core competencies of underwriting, marketing and servicing unsecured credits and that these new product offerings will also enhance our Private Education Loan business.
Manage Operating Expenses While Improving Efficiency
We measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. See Item 6. “Selected Financial Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Operating Expenses,” for a discussion of the method for calculating this ratio. Full-year non-interest expenses grew 24 percent year-over-year, while the non-GAAP operating efficiency ratio was 41.0 percent for the year ended December 31, 2018, compared with 39.6 percent for the year ended December 31, 2017. The non-

GAAP operating efficiency ratio for the year ended December 31, 2018 was unfavorably affected by a $94 million decrease in other income due to a decrease in our tax indemnification receivable arising from the expiration of certain statutes of limitations regarding certain indemnified uncertain tax positions. Excluding this item, the non-GAAP operating efficiency ratio would have been 38.3 percent for the year ended December 31, 2018. The non-GAAP operating efficiency ratio for the year ended December 31, 2017 was unfavorably affected by a $24 million decrease in other income due to a lower valuation of tax indemnification receivables as a result of the reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act enacted in 2017, and, unrelated to the Tax Act, an $11 million reduction in other income due to the expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Excluding these tax-related items, the non-GAAP operating efficiency ratio would have been 38.4 percent for the year ended December 31, 2017. The increase in non-interest expenses was driven by growth in our loan portfolio and investments associated with the development of our Personal Loan product, as well as investments related to other product diversification and platform enhancements.
In early 2018, we indicated our intention to invest $40 million to accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses and to migrate our technology infrastructure to the cloud. Non-interest expenses associated with these efforts totaled $44 million in 2018. Expenses in our primary education loan business increased 14 percent in 2018 compared to 2017, excluding the technology infrastructure migration costs.
Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
We have built customer protection policies, procedures and compliance management systems sufficient to meet or exceed currently applicable regulatory standards. In addition, we have developed a strong governance framework, which includes robust oversight, education, policies and procedures supported by Enterprise Risk Management, Compliance and Internal Audit functions. Our goal is to consistently comply with or exceed regulatory standards for compliance and risk management. The DOJ Consent Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018. This is a further indication of the strength and sustainability of the Bank’s governance, risk oversight and compliance infrastructure.
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
In the fourth quarter of 2018, we implemented a new applicant tracking system which we use to identify and track the best job applicants - internal and external - to support the growth of our business. Throughout the year, we also recognized our highest performing employees through our Awards of Excellence Program.

Environmental, Social and Governance Practices
Our mission is to equip aspiring minds to create the lives they imagine.  That mission is firmly grounded in helping families achieve the dream of a higher education.  To further fulfill our mission, we’ve introduced a number of programs and thought-leadership initiatives, including:  (i) Sallie Mae’s Bridging the Dream Scholarship Program; (ii) Financial Literacy Initiatives with Educator, Turned Hip-Hop Artist, Dee-1; (iii) national and state partnerships to develop and distribute college planning materials; and (iv) annual research and thought leadership regarding paying and saving for college, as well as management of finances by students. In addition, we are passionate about getting involved and giving back in the communities where we live and work. We strive to help create brighter futures by working directly with not-for-profit organizations in order to help students, families, and individuals in our communities. The Sallie Mae Employee Volunteer Program gives full-time employees paid time off to volunteer in their communities. Also, the Sallie Mae Employee Matching Gift Program encourages employees’ voluntary support of non-profit organizations, by matching personal donations to Internal Revenue Service registered charities through our charitable organization (The Sallie Mae Fund) dollar for dollar from $25 to a maximum of $1,000 per employee per calendar year. Since the Spin-Off, the Sallie Mae Fund has contributed more than $1.8 million to address key barriers to college access and support the community. In addition, we continue to make environmental improvements at our facilities as we are committed to improving the environmental sustainability of our business and to using resources and materials thoughtfully.

2019 Management Objectives
In 2019, we intend to devote ourselves to growing our primary student loan business, maintaining and enhancing our best-in-class customer experience platform, and continuing our efforts to diversify into other consumer finance products. We have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) continue our Personal Loan and credit card initiatives to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses while improving efficiency; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth.

Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions, except per share data)	2018	2017	2016	$	%	$	%
Interest income:
Loans	$1,895	$1,413	$1,060	$482	34%	$353	33%
Investments	6	8	9	(2)	(25)	(1)	(11)
Cash and cash equivalents	34	16	8	18	113	8	100

Total interest income	1,935	1,437	1,077	498	35	360	33

Total interest expense	522	308	186	214	69	122	66

Net interest income	1,413	1,129	891	284	25	238	27
Less: provisions for credit losses	245	186	159	59	32	27	17

Net interest income after provisions for credit losses	1,168	943	732	225	24	211	29
Non-interest income (loss):
Gains on sales of loans, net	2	—	—	2	—	—	—
Losses on sales of securities, net	(2)	—	—	(2)	—	—	—
Losses on derivatives and hedging activities, net	—	(8)	(1)	8	100	(7)	(700)
Other income	(52)	5	70	(58)	(1,160)	(65)	(93)

Total non-interest income (loss)	(52)	(3)	69	(49)	(1,633)	(72)	(104)
Non-interest expenses:
Total non-interest expenses	557	449	386	108	24	63	16

Income before income tax expense	559	491	415	68	14	76	18
Income tax expense	72	203	164	(131)	(65)	39	24

Net income	487	289	250	199	69	37	15
Preferred stock dividends	16	16	21	—	—	(5)	(24)

Net income attributable to SLM Corporation common stock	$472	$273	$229	$199	73%	$44	19%

Basic earnings per common share attributable to SLM Corporation	$1.08	$0.63	$0.54	$0.45	71%	$0.09	17%

Diluted earnings per common share attributable to SLM Corporation	$1.07	$0.62	$0.53	$0.45	73%	$0.09	17%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
For the year ended December 31, 2018, net income was $487 million, or $1.07 diluted earnings per common share, compared with net income of $289 million, or $0.62 diluted earnings per common share, for the year ended December 31, 2017. The year-over-year increase was primarily attributable to a $4.1 billion increase in average earning assets, a 17 basis point increase in net interest margin and a $131 million decrease in income tax expense (primarily as a result of the impact of the Tax Act and the reduction of the federal statutory corporate income tax rate), which more than offset the $108 million increase in total non-interest expenses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Reconciliation of the Effect of Tax-Related Items on the GAAP Consolidated Statements of Income” for additional details.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income increased by $284 million compared with the year-ago period primarily due to a $3.8 billion increase in average loans outstanding. Net interest margin increased by 17 basis points primarily because of the benefit from an increase in LIBOR rates, which increased the yield on our variable-rate Private Education Loan portfolio more than it increased our cost of funds, and because of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates as well as a higher percentage of our total interest-bearing liabilities consisting of higher cost other interest-bearing liabilities, which include both our unsecured and secured borrowings.

•
Provisions for credit losses increased $59 million compared with the year-ago period primarily due to a $67 million increase in the provision for Personal Loans. The provision for Personal Loans grew because the portfolio of Personal Loans increased from $400 million at December 31, 2017 to $1.2 billion at December 31, 2018. Provision for Private Education Loans declined $9 million in 2018 when compared to 2017 as a result of improved credit performance and increases in interest rates that had a favorable impact on the provision for losses on TDR loans.

•
Gains on sales of loans, net, resulted in a net gain of $2 million in 2018 as we sold the $43 million Split Loan (as hereinafter defined) portfolio in second-quarter 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Arrangements with Navient Corporation — Amended Loan Participation and Purchase Agreement.” There were no gains on sales of loans, net in the year-ago period.

•
Losses on sales of securities, net, were $2 million in 2018 due to the sale of $41 million of mortgage-backed securities in second-quarter 2018. There were no sales of securities in the year-ago period.

•	Losses on derivatives and hedging activities, net, resulted in a net loss less than $1 million in 2018 compared with a net loss of $8 million in the year-ago period.

•
Other income in the year ended December 31, 2018 decreased $58 million from the year-ago period. This change was affected by unusual items that occurred in both 2017 and 2018. In 2018, we reduced other income by $94 million to reflect the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. In 2017, to reflect the application of the reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent pursuant to the Tax Act enacted in the fourth-quarter 2017, we reduced other income by $24 million due to a lower valuation of tax indemnification receivables for future years. Unrelated to the change in the federal income tax rate, we also reduced other income in 2017 by $11 million due to the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Absent these tax-related items, other income in 2018 was $2 million greater than in 2017, primarily due to increased credit card revenue from the Company’s Upromise subsidiary.

•
For the year ended December 31, 2018, non-interest expenses were $557 million, compared with $449 million in the year-ago period. Full-year non-interest expenses grew 24.0 percent year-over-year, and the non-GAAP operating efficiency ratio increased to 41.0 percent in 2018 from 39.6 percent in 2017. Absent the tax-related items described above, the non-GAAP operating efficiency ratio would have been 38.3 and 38.4 percent for 2018 and 2017, respectively. The increase in non-interest expenses was driven by the growth in our loan portfolio and investments associated with the development of our Personal Loan product, as well as investments related to other product diversification and platform enhancements.
In early 2018, we indicated our intention to invest $40 million to accelerate the diversification of our consumer lending platform into the Personal Loan and credit card businesses and to migrate our technology infrastructure to the cloud. Non-interest expenses associated with these efforts were $44 million in the year ended December 31, 2018. Expenses in our primary education loan business for the year ended December 31, 2018 increased 14 percent from the year-ago period, excluding the technology infrastructure migration costs.

•
Income tax expense decreased to $72 million in 2018 from $203 million in 2017. Our effective income tax rate decreased to 12.8 percent in 2018 from 41.2 percent in 2017. The decrease in the effective tax rate was primarily due to a $94 million decrease in income tax expense in 2018 due to the previously mentioned expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for 2018 would have been 25.4 percent. The further decrease in the effective tax rate is primarily due to the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act enacted in 2017. For a reconciliation of the effect of these tax-related items on tax expense in the GAAP Consolidated Statements of Income of the Company, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Reconciliation of the Effect of Tax-Related Items on the GAAP Consolidated Statements of Income” for additional details.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
For the year ended December 31, 2017, net income was $289 million, or $0.62 diluted earnings per common share, compared with net income of $250 million, or $0.53 diluted earnings per common share, for the year ended December 31, 2016. The year-over-year increase was primarily attributable to a $3.3 billion increase in average earning assets and a 25 basis point increase in net interest margin. Negatively impacting 2017 results was the required accounting treatment for the effects of the Tax Act. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Reconciliation of the Effect of Tax-Related Items on the GAAP Consolidated Statements of Income” for additional details.
The primary contributors to each of the identified drivers of change in net income for 2017 compared with 2016 are as follows:

•
Net interest income increased in 2017 by $238 million compared with 2016, primarily due to a $3.4 billion increase in average Private Education Loans outstanding and a 25 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher-yielding Private Education Loans relative to our other interest earning assets, growth in the higher-yielding Personal Loan portfolio, and the benefit from increases in LIBOR rates, which increased the yield on our variable-rate Private Education Loan portfolio more than it increased our cost of funds. Cost of funds increased primarily as a result of the increase in LIBOR rates, as well as an increase in the amount of funding from higher-cost, long-term secured borrowings.

•
Provisions for credit losses in 2017 increased $27 million compared with 2016. This increase was primarily the result of an additional $2.5 billion of Private Education Loans being in repayment at December 31, 2017, compared with loans being in repayment at December 31, 2016. This increase in loans in repayment more than offset the benefit from an increase in LIBOR rates, which had the effect of lowering the allowance for losses on our TDR portfolio, and a change in our policy for the identification of TDRs.

•
Losses on derivatives and hedging activities, net, resulted in a net loss of $8 million in 2017 compared with a net loss of $1 million in 2016. The primary factors affecting the change were changes in interest rates and whether derivatives qualified for hedge accounting treatment.

•
Other income decreased $65 million in 2017 compared with 2016. In 2017, to reflect the application of the Tax Act’s lower tax rate in future years, we reduced other income by $24 million due to a lower valuation of tax indemnification receivables. Unrelated to the Tax Act, we also reduced other income in 2017 by $11 million due to the expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Tax expense was reduced by corresponding amounts for both of these items. Absent these two tax-related items, other income in 2017 was $29 million lower than in 2016 primarily due to lower credit card revenue in 2017, a $10 million one-time gain recorded in

2016 resulting from a change in reserve estimates for our Upromise rewards program and a $9 million increase recorded in 2016 regarding the tax indemnification receivable related to uncertain tax positions.

•
Total non-interest expenses were $449 million in 2017 compared with $386 million in 2016. Full-year operating expenses grew 16 percent year-over-year, while the non-GAAP operating efficiency ratio decreased to 39.6 percent in 2017 from 40.1 percent in 2016. Absent the impact of the Tax Act and the reduction in indemnified uncertain tax positions that, when combined, reduced other income by $35 million in 2017, the non-GAAP operating efficiency ratio would have been 38.4 percent for 2017. The increase in non-interest expense in 2017 was primarily attributable to increased technology costs, FDIC assessments and expenses related to portfolio growth.

•
Income tax expense increased to $203 million in 2017 from $164 million in 2016. Our effective income tax rate increased to 41.2 percent in 2017 from 39.6 percent in 2016. The increase in the effective tax rate was primarily the result of the one-time revaluation of our deferred tax assets and liabilities to apply the Tax Act’s lower tax rate in future years. We recorded a $15 million net increase in tax expense in 2017 from the revaluation of an indemnified liability (a $23 million reduction in expense) and all other deferred tax assets and liabilities (a $38 million increase in expense). Unrelated to the Tax Act, we recorded an $11 million decrease in tax expense in 2017 due to the previously-mentioned expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Absent these three items, our effective tax rate for 2017 would have been 37.8 percent.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$19,282,500	9.10%	$16,176,351	8.43%	$12,747,756	8.02%
FFELP Loans	888,301	4.57	970,738	3.91	1,063,325	3.53
Personal Loans	900,152	11.08	112,644	9.90	710	8.53
Taxable securities	235,700	2.61	326,757	2.53	407,860	2.24
Cash and other short-term investments	1,844,404	1.88	1,454,557	1.07	1,480,574	0.52
Total interest-earning assets	23,151,057	8.36%	19,041,047	7.55%	15,700,225	6.86%

Non-interest-earning assets	1,157,628		1,104,598		772,167

Total assets	$24,308,685		$20,145,645		$16,472,392

Average Liabilities and Equity
Brokered deposits	$9,028,589	2.43%	$7,224,869	1.75%	$7,154,218	1.31%
Retail and other deposits	8,142,449	2.08	6,939,520	1.40	5,095,631	1.06
Other interest-bearing liabilities(1)	3,948,001	3.37	2,932,681	2.88	1,476,740	2.58
Total interest-bearing liabilities	21,119,039	2.47%	17,097,070	1.80%	13,726,589	1.35%

Non-interest-bearing liabilities	461,327		647,294		539,215
Equity	2,728,319		2,401,281		2,206,588
Total liabilities and equity	$24,308,685		$20,145,645		$16,472,392

Net interest margin		6.10%		5.93%		5.68%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2018 vs. 2017
Interest income	$498,049	$165,548	$332,501
Interest expense	214,206	131,283	82,923
Net interest income	$283,843	$33,831	$250,012

2017 vs. 2016
Interest income	$360,057	$115,223	$244,834
Interest expense	122,174	70,094	52,080
Net interest income	$237,883	$41,223	$196,660

_____________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	December 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$4,037,125	$163	$—	$4,037,288
Grace, repayment and other(2)	16,467,340	846,324	1,190,091	18,503,755
Total, gross	20,504,465	846,487	1,190,091	22,541,043
Deferred origination costs and unamortized premium/(discount)	68,321	2,379	297	70,997
Allowance for loan losses	(277,943)	(977)	(62,201)	(341,121)
Total loan portfolio, net	$20,294,843	$847,889	$1,128,187	$22,270,919

% of total	91%	4%	5%	100%

_________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

	December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,371,870	$377	$—	$3,372,247
Grace, repayment and other(2)	10,879,805	1,010,531	12,893	11,903,229
Total, gross	14,251,675	1,010,908	12,893	15,275,476
Deferred origination costs and unamortized premium/(discount)	44,206	2,941	—	47,147
Allowance for loan losses	(182,472)	(2,171)	(58)	(184,701)
Total loan portfolio, net	$14,113,409	$1,011,678	$12,835	$15,137,922

% of total	93%	7%	—%	100%

_________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)
Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$2,823,035	$582	$2,823,617	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	7,773,402	1,115,081	8,888,483	5,762,655	1,263,622	7,026,277
Total, gross	10,596,437	1,115,663	11,712,100	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium/(discount)	27,884	3,114	30,998	13,845	3,600	17,445
Allowance for loan losses	(108,816)	(3,691)	(112,507)	(78,574)	(5,268)	(83,842)
Total loan portfolio, net	$10,515,505	$1,115,086	$11,630,591	$8,246,647	$1,263,139	$9,509,786

% of total	90%	10%	100%	87%	13%	100%

_________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)
Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2018		2017		2016
Private Education Loans	$19,282,500	92%	$16,176,351	94%	$12,747,756	92%
FFELP Loans	888,301	4	970,738	6	1,063,325	8
Personal Loans	900,152	4	112,644	1	710	—
Total portfolio	$21,070,953	100%	$17,259,733	100%	$13,811,791	100%

Loan Activity

	Year Ended December 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations
Fixed-rate	3,082,544	—	1,157,875	4,240,419
Variable-rate	2,252,948	—	—	2,252,948
Total acquisitions and originations	5,335,492	—	1,157,875	6,493,367
Capitalized interest and deferred origination cost premium amortization	597,997	31,093	(71)	629,019
Sales	(42,772)	—	—	(42,772)
Loan consolidations to third-parties	(991,044)	(30,076)	—	(1,021,120)
Repayments and other(1)	(1,849,660)	(82,287)	(423,269)	(2,355,216)
Ending balance	$20,294,843	$847,889	$1,128,187	$22,270,919

	Year Ended December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations
Fixed-rate	1,524,893	—	424,889	1,949,782
Variable-rate	3,293,950	—	—	3,293,950
Total acquisitions and originations	4,818,843	—	424,889	5,243,732
Capitalized interest and deferred origination cost premium amortization	462,030	31,396	—	493,426
Sales	(6,992)	—	—	(6,992)
Loan consolidations to third-parties	(630,877)	(36,856)	—	(667,733)
Repayments and other(1)	(1,511,583)	(77,059)	(44,072)	(1,632,714)
Ending balance	$17,244,830	$929,159	$393,652	$18,567,641

	Year Ended December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$10,515,505	$1,115,086	$—	$11,630,591
Acquisitions and originations
Fixed-rate	771,814	—	12,926	784,740
Variable-rate	3,913,808	—	—	3,913,808
Total acquisitions and originations	4,685,622	—	12,926	4,698,548
Capitalized interest and deferred origination cost premium amortization	339,163	35,774	—	374,937
Sales	(9,521)	—	—	(9,521)
Loan consolidations to third-parties	(277,636)	(45,014)	—	(322,650)
Repayments and other(1)	(1,139,724)	(94,168)	(91)	(1,233,983)
Ending balance	$14,113,409	$1,011,678	$12,835	$15,137,922
_________

(1)	Includes the change in the Allowance for Loan Losses.

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at December 31, 2018 increased by 27 percent compared with December 31, 2017, and total 44 percent of our Private Education Loan portfolio at December 31, 2018.
“Loan consolidations to third-parties” for the year ended December 31, 2018 total 11.0 percent of our Private Education Loan portfolio in full principal and interest repayment status at December 31, 2018, or 4.9 percent of our total Private Education Loan portfolio at December 31, 2018, compared with the year-ago period of 8.9 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 3.7 percent of our total Private Education Loan portfolio, respectively. The increase in consolidations in 2018 was the result of an increase in the number of active competitors in this market and the increase in our loans in repayment. We expect consolidations to increase in 2019 as a result of market competition, including competition from Navient now that the non-compete covenant it entered into as part of the Spin-Off has expired. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment. The increase in the volume of loans in repayment during 2018 accounts for the vast majority of the aggregate increase in loan consolidations, scheduled repayments, unscheduled prepayments and capitalized interest set forth above.

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in thousands)	2018	%	2017	%	2016	%
Smart Option - interest only(1)	$1,164,229	22%	$1,071,470	22%	$1,044,032	22%
Smart Option - fixed pay(1)	1,410,124	27	1,222,799	26	1,250,491	27
Smart Option - deferred(1)	2,017,927	38	1,889,682	39	1,802,365	39
Smart Option - principal and interest	8,450	—	6,831	—	5,977	—
Graduate Loan	609,742	11	536,125	11	534,274	11
Parent Loan	104,771	2	73,253	2	29,124	1
Total Private Education Loan originations	$5,315,243	100%	$4,800,160	100%	$4,666,263	100%

Percentage of loans with a cosigner	87.2%		88.0%		89.1%
Average FICO at approval(2)	746		747		748
         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

(2)	Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Years Ended December 31,
	2018				2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701
Less:
Charge-offs	(154,701)	(1,135)	(19,690)	(175,526)	(130,063)	(954)	(579)	(131,596)
Loan sales(1)	(1,216)	—	—	(1,216)	(4,871)	—	—	(4,871)
Plus:
Recoveries	20,858	—	946	21,804	17,635	—	11	17,646
Provision for loan losses	169,287	980	74,317	244,584	178,542	(85)	7,138	185,595
Ending balance	$277,943	$977	$62,201	$341,121	$243,715	$1,132	$6,628	$251,475

Troubled debt restructurings(2)	$1,257,856	$—	$—	$1,257,856	$990,351	$—	$—	$990,351

	Years Ended December 31,
	2016				2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$108,816	$3,691	$—	$112,507	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081
Less:
Charge-offs	(90,203)	(1,348)	—	(91,551)	(55,357)	(2,582)	(57,939)	(14,442)	(2,996)	(17,438)
Loan sales(1)	(6,034)	—	—	(6,034)	(7,565)	—	(7,565)	(53,485)	—	(53,485)
Plus:
Recoveries	10,382	—	—	10,382	5,820	—	5,820	1,155	—	1,155
Provision for loan losses	159,511	(172)	58	159,397	87,344	1,005	88,349	83,583	1,946	85,529
Ending balance	$182,472	$2,171	$58	$184,701	$108,816	$3,691	$112,507	$78,574	$5,268	$83,842

Troubled debt restructurings(2)	$612,606	$—	$—	$612,606	$265,831	$—	$265,831	$60,278	$—	$60,278

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2018, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for credit losses in 2018 decreased $9 million compared with the year-ago period. This decrease was primarily the result of increases in interest rates that have a favorable impact on the provision for TDR loans and improved credit performance in our Private Education Loan portfolio.
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
In 2016, we changed our methodology for determining loans in full principal and interest repayment status, and that metric now includes only loans for which scheduled full principal and interest payments were due at the end of each applicable reporting period. Private Education Loans in full principal and interest repayment status were 44 percent of our total Private Education Loan portfolio at December 31, 2018, compared with 41 percent at December 31, 2017 and 36 percent at December 31, 2016.
For a more detailed discussion of our policy for determining the identification of TDRs, the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.”
Our default aversion strategies are focused on the final stages of delinquency. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period we have used since the Spin-Off is one year for our Private Education Loans.

The table below presents our Private Education Loan delinquency trends. Loans in repayment includes loans on which borrowers are making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,260,445		$4,757,732		$4,189,955
Loans in forbearance(2)	577,164		468,402		351,962
Loans in repayment and percentage of each status:
Loans current	14,289,705	97.4%	11,911,128	97.6%	9,509,394	97.9%
Loans delinquent 31-60 days(3)	231,216	1.6	179,002	1.5	124,773	1.3
Loans delinquent 61-90 days(3)	95,105	0.7	78,292	0.6	51,423	0.5
Loans delinquent greater than 90 days(3)	50,830	0.3	37,611	0.3	24,168	0.3
Total Private Education Loans in repayment	14,666,856	100.0%	12,206,033	100.0%	9,709,758	100.0%
Total Private Education Loans, gross	20,504,465		17,432,167		14,251,675
Private Education Loans deferred origination costs and unamortized premium/(discount)	68,321		56,378		44,206
Total Private Education Loans	20,572,786		17,488,545		14,295,881
Private Education Loans allowance for losses	(277,943)		(243,715)		(182,472)
Private Education Loans, net	$20,294,843		$17,244,830		$14,113,409

Percentage of Private Education Loans in repayment		71.5%		70.0%		68.1%

Delinquencies as a percentage of Private Education Loans in repayment		2.6%		2.4%		2.1%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.8%		3.7%		3.5%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Beginning balance	$243,715	$182,472	$108,816	$78,574	$61,763
Total provision	169,287	178,542	159,511	87,344	83,583
Net charge-offs:
Charge-offs(1)	(154,701)	(130,063)	(90,203)	(55,357)	(14,442)
Recoveries	20,858	17,635	10,382	5,820	1,155
Net charge-offs	(133,843)	(112,428)	(79,821)	(49,537)	(13,287)
Loan sales(2)	(1,216)	(4,871)	(6,034)	(7,565)	(53,485)
Ending Balance	$277,943	$243,715	$182,472	$108,816	$78,574

Allowance as a percentage of the ending total loan balance	1.36%	1.40%	1.28%	1.03%	0.95%
Allowance as a percentage of the ending loans in repayment(3)	1.90%	2.00%	1.88%	1.57%	1.53%
Allowance coverage of net charge-offs	2.08	2.17	2.29	2.20	5.91
Net charge-offs as a percentage of average loans in repayment(3)	1.01%	1.03%	0.96%	0.82%	0.30%
Delinquencies as a percentage of ending loans in repayment(3)	2.57%	2.42%	2.06%	2.23%	2.01%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(3)	3.79%	3.70%	3.50%	3.36%	2.56%
Ending total loans, gross	$20,504,465	$17,432,167	$14,251,675	$10,596,437	$8,311,376
Average loans in repayment(3)	$13,303,801	$10,881,058	$8,283,036	$6,031,741	$4,495,709
Ending loans in repayment(3)	$14,666,856	$12,206,033	$9,709,758	$6,927,266	$5,149,215
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to a lower rate (currently 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2018 and December 31, 2017, 6.4 percent and 4.9 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2018, loans in forbearance status as a percentage of total Private Education Loans in repayment and forbearance were 2.7 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 72 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,260	$5,260
Loans in forbearance	338	75	66	52	46	—	577
Loans in repayment - current	4,477	3,333	2,615	1,897	1,968	—	14,290
Loans in repayment - delinquent 31-60 days	94	43	38	27	29	—	231
Loans in repayment - delinquent 61-90 days	39	19	15	10	12	—	95
Loans in repayment - delinquent greater than 90 days	21	11	8	5	6	—	51
Total	$4,969	$3,481	$2,742	$1,991	$2,061	$5,260	20,504
Deferred origination costs and unamortized premium/(discount)							69
Allowance for loan losses							(278)
Total Private Education Loans, net							$20,295

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.22%	0.49%	0.44%	0.34%	0.30%	—%	3.79%

(Dollars in millions) December 31, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,758	$4,758
Loans in forbearance	272	74	58	36	28	—	468
Loans in repayment - current	3,855	3,095	2,326	1,436	1,199	—	11,911
Loans in repayment - delinquent 31-60 days	78	36	28	19	18	—	179
Loans in repayment - delinquent 61-90 days	35	16	12	7	8	—	78
Loans in repayment - delinquent greater than 90 days	17	8	5	4	4	—	38
Total	$4,257	$3,229	$2,429	$1,502	$1,257	$4,758	17,432
Deferred origination costs and unamortized premium/(discount)							57
Allowance for loan losses							(244)
Total Private Education Loans, net							$17,245

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.15%	0.58%	0.46%	0.29%	0.22%	—%	3.70%

(Dollars in millions) December 31, 2016	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,190	$4,190
Loans in forbearance	211	56	42	25	18	—	352
Loans in repayment - current	3,437	2,739	1,766	876	692	—	9,510
Loans in repayment - delinquent 31-60 days	55	29	20	11	10	—	125
Loans in repayment - delinquent 61-90 days	23	12	8	4	4	—	51
Loans in repayment - delinquent greater than 90 days	11	5	4	2	2	—	24
Total	$3,737	$2,841	$1,840	$918	$726	$4,190	14,252
Deferred origination costs and unamortized premium/(discount)							43
Allowance for loan losses							(182)
Total Private Education Loans, net							$14,113

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.10%	0.55%	0.42%	0.25%	0.18%	—%	3.50%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type for the years ended December 31, 2018 and 2017.

	December 31, 2018
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$297,844	$175,885	$14,180,350	$12,777	$14,666,856
$ in total	$512,259	$177,750	$19,801,184	$13,272	$20,504,465

	December 31, 2017
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$190,571	$94,221	$11,907,047	$14,194	$12,206,033
$ in total	$352,456	$95,293	$16,969,941	$14,477	$17,432,167
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2018	$1,168,823	$1,920	$6,322
December 31, 2017	$951,138	$1,372	$4,664
December 31, 2016	$739,847	$845	$2,898
December 31, 2015	$542,919	$791	$3,332
December 31, 2014	$445,710	$443	$3,517

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	December 31,
	2018		2017
(Dollars in thousands)	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,172,776	98.5%	$398,988	99.7%
Loans delinquent 31-60 days(1)	6,722	0.6	761	0.2
Loans delinquent 61-90 days(1)	5,416	0.5	340	0.1
Loans delinquent greater than 90 days(1)	5,177	0.4	191	—
Total Personal Loans in repayment	1,190,091	100.0%	400,280	100.0%
Total Personal Loans, gross	1,190,091		400,280
Personal Loans deferred origination costs and unamortized premium/(discount)	297		—
Total Personal Loans	1,190,388		400,280
Personal Loans allowance for losses	(62,201)		(6,628)
Personal Loans, net	$1,128,187		$393,652
Delinquencies as a percentage of Personal Loans in repayment		1.5%		0.3%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2018	2017	2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,990	$17,723	$18,133
Sallie Mae Bank(1)	2,533,116	1,516,616	1,900,660
Available-for-sale investments	176,245	244,088	208,603
Total unrestricted cash and liquid investments	$2,735,351	$1,778,427	$2,127,396
____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.
Average Balances

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$22,570	$24,892	$19,426
Sallie Mae Bank(1)	1,677,922	1,317,147	1,422,335
Available-for-sale investments	201,937	227,322	204,905
Total unrestricted cash and liquid investments	$1,902,429	$1,569,361	$1,646,666
      ____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Deposits

The following table summarizes total deposits.

	December 31,
(Dollars in thousands)	2018	2017
Deposits - interest bearing	$18,942,082	$15,504,330
Deposits - non-interest bearing	1,076	1,053
Total deposits	$18,943,158	$15,505,383

Our total deposits of $18.9 billion were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits at December 31, 2018, compared with total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of December 31, 2018 and 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.9 billion of our deposit total as of December 31, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $13 million, $9 million, and $10 million in the years ended December 31, 2018, 2017 and 2016, respectively. Fees paid to third-party brokers related to brokered CDs were $26 million, $12 million, and $4 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Interest bearing deposits at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,687,766	2.46%	$7,731,966	1.80%
Savings	702,342	2.00	738,243	1.10
Certificates of deposit	9,551,974	2.74	7,034,121	1.93
Deposits - interest bearing	$18,942,082		$15,504,330
__
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of December 31, 2018 and 2017, there were $523 million and $396 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $53 million and $28 million at December 31, 2018 and 2017, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the FRB on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio is primarily comprised of a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet CRA targets. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of December 31, 2018, $5.4 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.2 percent and 9.8 percent, respectively, of our total notional derivative contracts of $6.0 billion at December 31, 2018.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2018 was $(16.7) million and $(6.1) million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2018 and December 31, 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $27 million and $20 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of December 31, 2018, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of December 31, 2018.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$27,209
Exposure to counterparties with credit ratings, net of collateral	$19,881
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		“Well Capitalized” Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,558,174	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,917,752	>	8.0%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%	$2,397,190	>	10.0%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%	$1,299,032	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

Capital Management
The Bank seeks to remain “well capitalized” at all times with sufficient capital to support asset growth and operating needs, address unexpected credit risks and to protect the interests of depositors and the DIF administered by the FDIC. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. We believe that current and projected capital levels are appropriate for the remainder of 2019. As our balance sheet continues to grow in 2019, these ratios will be stable as we expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators for 2019.
The Bank must comply with U.S. Basel III, which is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, were phased in over several years. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Bank is subject to the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a phased-in Common Equity Tier 1 capital conservation buffer: 1.875 percent for 2018; and the fully phased-in level of greater than 2.5 percent effective as of January 1, 2019. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
As of December 31, 2018, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 12.1 percent, a Total risk-based capital ratio of 13.3 percent and a Tier 1 leverage ratio of 11.1 percent, which are each well in excess of the current “well capitalized” standard for insured depository institutions. If calculated today based on the fully phased-in U.S. Basel III standards, our ratios would also exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2018, 2017 and 2016. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the new share repurchase program. See also Part I, Item 1A. “Risk Factors — Risks Related to Our Securities” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility (which was previously called the asset-backed commercial paper facility or ABCP Facility). The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2018 and 2017. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings.”

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed)	$—	$197,348	$197,348	$—	$196,539	$196,539
Total unsecured borrowings	—	197,348	197,348	—	196,539	196,539

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,284,347	2,284,347	—	1,565,760	1,565,760
Variable-rate	—	1,802,609	1,802,609	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,086,956	4,086,956	—	3,078,731	3,078,731
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,086,956	4,086,956	—	3,078,731	3,078,731

Total	$—	$4,284,304	$4,284,304	$—	$3,275,270	$3,275,270

Short-term borrowings
On February 21, 2018 and February 20, 2019, we amended and extended the maturity of our $750 million Secured Borrowing Facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and a variable-yield rate plus 0.85 percent on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur). For additional information, see Notes to Consolidated Financial Statements, Note 23, “Subsequent Events.” At December 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Secured Borrowing Facility.
Long-term borrowings
Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2018, the outstanding balance was $197 million.
Secured Financings
2018 Transactions
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-

month LIBOR plus 0.78 percent. At December 31, 2018, $647 million of our Private Education Loans were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At December 31, 2018, $678 million of our Private Education Loans were encumbered because of this transaction.
On September 19, 2018, we executed our $544 million SMB Private Education Loan Trust 2018-C term ABS transaction, which was accounted for as a secured financing. We sold $544 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $541 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.32 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2018, $544 million of our Private Education Loans were encumbered because of this transaction.
2017 Transactions
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At December 31, 2018, $631 million of our Private Education Loans were encumbered as a result of this transaction.
On November 8, 2017, we executed our $676 million SMB Private Education Loan Trust 2017-B term ABS transaction, which was accounted for as a secured financing. We sold $676 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $674 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.07 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.80 percent. At December 31, 2018, $617 million of our Private Education Loans were encumbered as a result of this transaction.
Pre-2017 Transactions
Prior to 2017, we executed a total of $2.4 billion in ABS transactions that were accounted for as secured financings. At December 31, 2018, $1.9 billion of our Private Education Loans were encumbered as a result of these transactions.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2018. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2018 and 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2018 and December 31, 2017, the value of our pledged collateral at the FRB was $3.1 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2018 and 2017.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2018, we had $2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At December 31, 2018, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, loan commitments and lease obligations at December 31, 2018.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)(2)	$6,409,315	$5,360,584	$2,361,289	$172,627	$14,303,815
Secured borrowings(3)	545,769	1,408,749	1,338,754	814,821	4,108,093
Unsecured debt	—	200,000	—	—	200,000
Loan commitments(1)	2,009,666	1,078	—	—	2,010,744
Lease obligations	5,680	9,234	8,239	16,507	39,660
Total contractual cash obligations	$8,970,430	$6,979,645	$3,708,282	$1,003,955	$20,662,312
____
(1) Interest obligations are either variable or fixed in nature.
(2) Excludes derivative market value adjustments of $41 million.
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

Our default strategies are focused on loans that are 30 to 120 days delinquent.

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

Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months. All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. Until the fourth quarter of 2017, we generally considered a loan that was in full principal and interest repayment status which had received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit.

Beginning in the fourth quarter of 2017, we revised the policy described above for identifying when a loan should be classified as a TDR due to forbearance. Historically, all loans receiving forbearance under the thresholds described above were classified as TDRs. However, with the refinement, those loans with a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will not be classified as TDRs, while loans with a FICO score under the threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will be classified as TDRs, once they reach our policy limit for forbearances described above (i.e., more than three months in a 24-month period, subject to the exceptions described for the first nine months after a loan enters full principal and interest repayment status). This change in our determination of when loans should be classified as TDRs did not affect any of our then existing loans classified as TDRs and it did not change any of the existing thresholds regarding length of forbearance for becoming a TDR. Instead, it is an additional filter in the TDR analysis that is applied after the loan has met the requisite number of months in forbearance. This change was adopted prospectively beginning in the fourth quarter of 2017 and had an immaterial effect on the allowance for loan losses and provision for loan losses in 2017.

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
We maintain an allowance for Personal Loan losses at an amount sufficient to absorb probable losses incurred in this portfolio at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2018, there were no Personal Loans classified as TDRs.

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
On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (a) improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and (b) makes certain targeted improvements to simplify the application of the hedge accounting guidance. The effective date for the standard is January 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. One of the key changes is that the new standard eliminates the separate measurement and reporting of hedge ineffectiveness. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $5.5 million will be reclassified as an increase to interest expense.

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
Cumulative effect of applying the new standard
As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2.0 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3.0 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.
The new standard also requires modifications to existing presentation and disclosure requirements. We did not apply adjustments to our prior period consolidated balance sheets or consolidated statements of income as a result of adopting the new hedging standard. However, certain disclosures within the notes to the financial statements set forth in this report, regarding the years ended December 31, 2017 and 2016, conform to the disclosure requirements of ASU No. 2017-12. For further details, refer to Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements.
CME and LCH rule changes
The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of December 31, 2018, $5.4 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.2 percent and 9.8 percent, respectively, of our total notional derivative contracts of $6.0 billion at December 31, 2018.
For derivatives cleared through the CME and the LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2018 was $(16.7) million and $(6.1) million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
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
In the past four years, we have executed both secured financings and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and, therefore, had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (b) the power to direct the activities of the VIE in our role as servicer. For those accounted for as securitized loan sales, we only retained servicing and, therefore, are not the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

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

Enterprise Risk Management Policy and Framework
The ERM policy and risk appetite framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and reported. The ERM policy, the risk appetite framework and the related policies and procedures constitute the core of the overall governance program. The framework is evolving to reflect the product diversification efforts being undertaken by the Bank.
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
Risk Committee. The Risk Committee was established to assist the Board of Directors in fulfilling its risk management oversight responsibilities. Annually, the Risk Committee recommends the ERM policy and the risk appetite framework to the Board of Directors for approval. The Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer (the “CRO”). The Risk Committee is the governing body for our diversification efforts.
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
Strategic Planning Committee. The purpose of the Strategic Planning Committee is to engage the Chief Executive Officer and senior management in the strategic planning process, to exchange information and ideas in order to develop proposals regarding our long-term strategic agenda initiatives, and to report on such proposals to our Board of Directors.
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

Management-Level Committee Structure
Enterprise Risk Committee. The ERC is authorized by the Risk Committee of the Board of Directors to provide management oversight of compliance with the risk appetite framework. The ERC is the conduit from management to the Risk Committee of the Board and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub-committees to assist in the fulfillment of its oversight activities. During 2018, we operated the following sub-committees:
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

The credit risk related to Private Education Loans is managed within a credit risk infrastructure that includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio composition and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated future losses based upon an analysis of portfolio metrics and economic factors.

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

Primary ownership and responsibility for legal risk is placed with the first lines of defense, working with their legal colleagues, to identify and manage their specific legal risks. Compliance supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by the first lines of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal group. The ORC has oversight of the establishment of standards related to our monitoring and control of legal risks, and the General Counsel reports regularly to the Risk Committee of the Board of Directors.

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

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the inability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan and Personal Loan originations. Our primary liquidity needs include our ongoing ability to: meet our funding needs through market cycles, including periods of financial stress; manage the relative maturities of assets and liabilities on our balance sheet; fund disbursements of Private Education Loans and Personal Loans; and service our indebtedness and bank deposits. Ultimately, our funding and liquidity risk relates to our ability to access the capital markets at reasonable rates and to maintain retail deposits and other funding sources through the Bank.

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

Strategic Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies and are appropriately structured, resourced and executed. Oversight for this strategic planning process is provided by the Strategic Planning Committee of the Board of Directors. Our performance, relative to our annual business plan and our longer term strategic plan, is reviewed by management and the Strategic Planning Committee of the Board of Directors.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2018, 436 million shares were issued and outstanding and 41 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 11, “Stockholders’ Equity” for additional details.

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

Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.

We briefly summarize below some of the most significant agreements and relationships we continue to have with Navient. For additional information regarding the Separation and Distribution Agreement and the other ancillary agreements, see our Current Report on Form 8-K filed on May 2, 2014.

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and financial condition could be materially and adversely affected over time.

Indemnification Obligations

Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities specifically assumed by the Bank in the agreement as to which the Bank would be obligated to indemnify Navient. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient is required to indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $24 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to April 30, 2022.

The data sharing agreement states we will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses. Unless extended by the parties, the term of the data sharing agreement will expire on April 29, 2019.

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to an Amended Loan Participation and Purchase Agreement. The agreement predates the Spin-Off but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retained only the right to require the Purchasers to purchase loans whose borrowers had a lending relationship with both the Bank and Navient (“Split Loans”) (such purchases to be made at fair value) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2016, the Bank sold loans to the Purchasers in the amount of $16 million in principal and $0.3 million in accrued interest income. There was no gain or loss resulting from loans sold to the Purchasers in the years ended December 31, 2017 and 2016, respectively. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5 million and $6 million in the years ended December 31, 2017 and 2016, respectively. Navient is the servicer for all of these loans.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2018 and 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed slightly from the prior year’s results, but that indicates a relatively low level of interest rate sensitivity.

	December 31,
	2018			2017
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+6.8%	+2.2%	-2.2%	+8.8%	+2.9%	-2.8%
EAR - Ramp	+7.1%	+2.1%	-2.1%	+6.9%	+2.2%	-1.8%
EVE	+1.6%	+0.5%	-0.4%	+2.8%	+0.8%	-0.8%

The EVE results in the table above reflect a change in the calculation of both the 2018 and 2017 rate sensitivities. A modification of the discounting methodology resulted in a higher baseline EVE measurement, which results in lower sensitivities. The actual dollar changes in EVE in response to interest rate shocks has changed only slightly. Prior to the change in calculation, the EVE sensitivities at December 31, 2017 were +6.4 percent for “+300 basis points”, +2.0 percent for “+100 basis points” and -1.9 percent for “-100 basis points.”

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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of December 31, 2018, there were $8.7 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position will generally cause net interest income to increase somewhat when interest rates rise, and decrease somewhat when interest rates fall. However, this sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “(losses) gains on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly	$—	$275.0	$(275.0)
3-month Treasury bill	weekly	123.4	—	123.4
Prime	monthly	2.3	—	2.3
3-month LIBOR	quarterly	—	399.2	(399.2)
1-month LIBOR	monthly	13,743.2	8,023.7	5,719.5
1-month LIBOR	daily	723.1	—	723.1
Non-Discrete reset(2)	daily/weekly	2,681.9	3,547.7	(865.8)
Fixed-Rate(3)		9,364.3	14,392.6	(5,028.3)
Total		$26,638.2	$26,638.2	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as effective hedges.

(2)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDAs swapped to fixed rates and stockholders’ equity.
  The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate and Non-Discrete reset categories. We expect the fixed-rate gap to drop significantly with the addition of fixed-rate private student loans in the first quarter of 2019, for which longer term fixed-rate funding has already been put in place. The Non-Discrete bucket is our liquid retail deposit portfolio, which we have significant flexibility to reprice at any time, and which fairly closely tracks other short-term interest rate indices, such as 1-month LIBOR, and partially offsets the 1-month LIBOR gap. Funding in the fixed-rate bucket includes $2.6 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider our overall risk to be moderate, demonstrating some positive sensitivity to rising interest rates. This risk profile is consistent with other analyses of our interest rate sensitivity.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2018.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.37
Personal Loans	1.41
Cash and investments	0.48
Total earning assets	4.63

Deposits
Short-term deposits	0.53
Long-term deposits	2.85
Total deposits	1.14

Borrowings
Short-term borrowings	—
Long-term borrowings	4.15
Total borrowings	4.15

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders” and “Ownership of Common Stock by Directors and Executive Officers” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2019 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2019 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement, is incorporated herein by reference.

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

10.32†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders filed on April 27, 2017).

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

10.56†
Agreement and Release, dated as of March 20, 2018, between the Company and the Personal Representatives of the Estate of Charles P. Rocha (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.57†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.58†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018

10.59†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2017 Management Incentive Plan Award (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.60†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2018).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 28, 2019

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2019

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2019

/S/ PAUL G. CHILD
Paul G. Child	Director	February 28, 2019

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 28, 2019

/S/ EARL A. GOODE
Earl A. Goode	Director	February 28, 2019

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 28, 2019

/S/ JIM MATHESON
Jim Matheson	Director	February 28, 2019

/S/ JED H. PITCHER
Jed H. Pitcher	Director	February 28, 2019

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 28, 2019

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 28, 2019

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 28, 2019

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 28, 2019

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 28, 2019

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes
(collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia
February 28, 2019

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$2,559,106	$1,534,339
Available-for-sale investments at fair value (cost of $182,325 and $247,607, respectively)	176,245	244,088
Loans held for investment (net of allowance for losses of $341,121 and $251,475, respectively)	22,270,919	18,567,641
Restricted cash	122,789	101,836
Other interest-earning assets	27,157	21,586
Accrued interest receivable	1,191,981	967,482
Premises and equipment, net	105,504	89,748
Income taxes receivable, net	41,570	—
Tax indemnification receivable	39,207	168,011
Other assets	103,695	84,853
Total assets	$26,638,173	$21,779,584

Liabilities
Deposits	$18,943,158	$15,505,383
Long-term borrowings	4,284,304	3,275,270
Income taxes payable, net	—	102,285
Upromise member accounts	213,104	243,080
Other liabilities	224,951	179,310
Total liabilities	23,665,517	19,305,328
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 449.9 million and 443.5 million shares issued, respectively	89,972	88,693
Additional paid-in capital	1,274,635	1,222,277
Accumulated other comprehensive income (net of tax expense of $3,436 and $1,696, respectively)	10,623	2,748
Retained earnings	1,340,017	868,182
Total SLM Corporation stockholders’ equity before treasury stock	3,115,247	2,581,900
Less: Common stock held in treasury at cost: 14.2 million and 11.1 million shares, respectively	(142,591)	(107,644)
Total equity	2,972,656	2,474,256
Total liabilities and equity	$26,638,173	$21,779,584

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Loans	$1,894,687	$1,413,505	$1,060,487
Investments	6,162	8,288	9,160
Cash and cash equivalents	34,503	15,510	7,599
Total interest income	1,935,352	1,437,303	1,077,246
Interest expense:
Deposits	389,349	223,691	148,408
Interest expense on short-term borrowings	5,833	6,341	7,322
Interest expense on long-term borrowings	127,106	78,050	30,178
Total interest expense	522,288	308,082	185,908
Net interest income	1,413,064	1,129,221	891,338
Less: provisions for credit losses	244,864	185,765	159,405
Net interest income after provisions for credit losses	1,168,200	943,456	731,933
Non-interest (loss) income:
Gains on sales of loans, net	2,060	—	230
Losses on sales of securities, net	(1,549)	—	—
Losses on derivatives and hedging activities, net	(87)	(8,266)	(958)
Other (loss) income	(52,319)	5,364	69,544
Total non-interest (loss) income	(51,895)	(2,902)	68,816
Non-interest expenses:
Compensation and benefits	252,346	213,319	183,996
FDIC assessment fees	32,786	28,950	19,209
Other operating expenses	271,844	206,820	183,108
Total non-interest expenses	556,976	449,089	386,313
Income before income tax expense	559,329	491,465	414,436
Income tax expense	71,853	202,531	164,109
Net income	487,476	288,934	250,327
Preferred stock dividends	15,640	15,714	21,204
Net income attributable to SLM Corporation common stock	$471,836	$273,220	$229,123
Basic earnings per common share attributable to SLM Corporation	$1.08	$0.63	$0.54
Average common shares outstanding	435,054	431,216	427,876
Diluted earnings per common share attributable to SLM Corporation	$1.07	$0.62	$0.53
Average common and common equivalent shares outstanding	439,681	438,551	432,919
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$487,476	$288,934	$250,327
Other comprehensive income (loss):
Unrealized losses on investments	(2,561)	(716)	(1,792)
Unrealized gains (losses) on cash flow hedges	11,907	19,195	13,764
Total unrealized gains (losses)	9,346	18,479	11,972
Income tax (expense) benefit	(2,333)	(7,060)	(4,584)
Other comprehensive income (losses), net of tax (expense) benefit	7,013	11,419	7,388
Total comprehensive income	$494,489	$300,353	$257,715

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity

Balance at December 31, 2015	7,300,000	430,677,434	(4,374,190)	426,303,244	$565,000	$86,136	$1,135,860	$(16,059)	$366,609	$(41,223)	$2,096,323
Net income	—	—	—	—	—	—	—	—	250,327	—	250,327
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	7,388	—	—	7,388
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	257,715
Cash dividends:
Preferred Stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(11,501)	—	(11,501)
Preferred Stock, series B ($2.41 per share)	—	—	—	—	—	—	—	—	(9,703)	—	(9,703)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	410	—	(410)	—	—
Issuance of common shares	—	5,955,045		5,955,045	—	1,191	18,000	—	—	—	19,191
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	(1,650)	—	—	—	(1,650)
Stock-based compensation expense	—	—	—	—	—	—	22,944	—	—	—	22,944
Shares repurchased related to employee stock-based compensation plans	—	—	(3,354,730)	(3,354,730)	—	—	—	—	—	(26,261)	(26,261)
Balance at December 31, 2016	7,300,000	436,632,479	(7,728,920)	428,903,559	$565,000	$87,327	$1,175,564	$(8,671)	$595,322	$(67,484)	$2,347,058

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	487,476	—	487,476
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,013	—	—	7,013
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	494,489
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Reclassification resulting from the adoption of ASU No. 2017-12	—	—	—	—	—	—	—	270	591	—	861
Cash dividends:
Preferred Stock, series B ($3.91 per share)	—	—	—	—	—	—	—	—	(15,640)	—	(15,640)
Issuance of common shares	—	6,392,634		6,392,634	—	1,279	20,834	—	—	—	22,113
Stock-based compensation expense	—	—	—	—	—	—	31,524	—	—	—	31,524
Shares repurchased related to employee stock-based compensation plans	—	—	(3,087,396)	(3,087,396)	—	—	—	—	—	(34,947)	(34,947)
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net income	$487,476	$288,934	$250,327
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	244,864	185,765	159,405
Deferred tax benefit	(63,301)	(58,752)	(88,732)
Amortization of brokered deposit placement fee	13,055	9,372	10,133
Amortization of Secured Borrowing Facility upfront fee	1,128	1,316	1,229
Amortization of deferred loan origination costs and loan premium/(discounts), net	10,905	8,258	5,811
Net amortization of discount on investments	1,712	2,082	2,043
Reduction of tax indemnification receivable	92,815	31,888	(12,283)
Depreciation of premises and equipment	13,829	11,171	9,592
Stock-based compensation expense	31,524	27,899	22,944
Unrealized losses (gains) on derivative and hedging activities, net	(1,353)	7,248	2,263
Gains on sale of loans, net	(2,060)	—	(230)
Losses on sales of securities, net	1,549	—	—
Other adjustments to net income, net	7,446	6,305	4,430
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(864,461)	(703,081)	(582,361)
(Increase) decrease in other interest-earning assets	(5,571)	27,528	5,731
Decrease in tax indemnification receivable	35,989	59,633	59,633
Increase in other assets	(69,777)	(72,646)	(47,442)
Decrease in income tax payable, net	(79,693)	(19,687)	(20,647)
Increase in accrued interest payable	25,979	14,304	3,736
Increase in other liabilities	15,204	1,304	15,395
Total adjustments	(590,217)	(460,093)	(449,350)
Total net cash used in operating activities	(102,741)	(171,159)	(199,023)
Investing activities
Loans acquired and originated	(6,493,367)	(5,243,732)	(4,698,548)
Net proceeds from sales of loans held for investment	44,832	6,992	9,521
Proceeds from claim payments	54,659	49,146	64,869
Net decrease in loans held for investment	3,076,992	2,065,727	1,332,341
Purchases of available-for-sale securities	(15,876)	(78,327)	(55,767)
Proceeds from sales and maturities of available-for-sale securities	77,897	40,044	38,721
Total net cash used in investing activities	(3,254,863)	(3,160,150)	(3,308,863)
Financing activities
Brokered deposit placement fee	(25,785)	(12,200)	(4,371)
Net increase (decrease) in certificates of deposit	2,525,040	1,579,615	(434,740)
Net increase in other deposits	918,420	508,389	2,412,221
Issuance costs for collateralized borrowings	—	—	(2,090)
Borrowings collateralized by loans in securitization trusts - issued	1,891,027	1,440,127	1,775,692
Borrowings collateralized by loans in securitization trusts - repaid	(888,640)	(534,905)	(187,686)
Borrowings under Secured Borrowing Facility	300,000	300,000	376,325
Repayment of borrowings under Secured Borrowing Facility	(300,000)	(300,000)	(876,500)
Fees paid - Secured Borrowing Facility	(1,098)	(1,281)	(1,450)
Issuance costs for unsecured debt offering	—	(1,057)	—
Unsecured debt issued	—	197,000	—
Redemption of Series A Preferred Stock	—	(165,000)	—

Preferred stock dividends paid	(15,640)	(15,714)	(21,204)
Net cash provided by financing activities	4,403,324	2,994,974	3,036,197
Net increase (decrease) in cash, cash equivalents and restricted cash	1,045,720	(336,335)	(471,689)
Cash, cash equivalents and restricted cash at beginning of year	1,636,175	1,972,510	2,444,199
Cash, cash equivalents and restricted cash at end of year	$2,681,895	$1,636,175	$1,972,510
Cash disbursements made for:
Interest	$472,459	$269,017	$169,854
Income taxes paid	$228,074	$282,278	$271,721
Income taxes refunded	$(13,449)	$(1,401)	$(86)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,559,106	$1,534,339	$1,918,793
Restricted cash	122,789	101,836	53,717
Total cash, cash equivalents and restricted cash	$2,681,895	$1,636,175	$1,972,510

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our” or “us”) is a holding company that operates through a number of subsidiaries. Its predecessor was formed in 1972 as the Student Loan Marketing Association, a federally-chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. The GSE’s federal charter prohibited it from originating student loans in the primary market.
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
On November 3, 2005, SLM Corporation formed Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), to fund and originate Private Education Loans on behalf of SLM Corporation. While the Bank first originated Private Education Loans (hereinafter defined) in February 2006, SLM Corporation continued to purchase a portion of its Private Education Loans from its third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for SLM Corporation beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.

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

Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include FFELP Loans. The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. We also originate unsecured personal loans (“Personal Loans”) that are used for non-educational purposes by borrowers. The Bank is regulated by the Utah Department of Financial Institutions (the “UDFI”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). We also operate Upromise, Inc. (“Upromise”), a save-for-college rewards program helping Americans save for higher education.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies
Use of Estimates and Assumptions
The financial reporting and accounting policies of SLM Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include the valuation of allowance for loan losses and derivative accounting.
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
Our investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale investments are recorded in equity and reported as a component of other comprehensive income (loss), net of applicable income taxes, unless a decline in the investment’s value is considered to be other-than-temporary, in which case the loss is recorded directly to earnings.
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

Loans Held for Investment
Loans, consisting of Private Education Loans, FFELP Loans and Personal Loans, that we have the ability and intent to hold for the foreseeable future are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans which are held for investment are reported net of an allowance for loan losses.
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
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss emergence period of one year for Private Education Loans and Personal Loans and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries is significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
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
We collect on defaulted loans through a mix of in-house, third-party collectors and sales to third-parties. For December 31, 2018, 2017 and 2016, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In connection with the Spin-Off, we retained the right to require Navient to purchase certain delinquent loans (at fair value) when the borrower has a lending relationship with both us and Navient (“Split Loans”). In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.
Allowance for Personal Loans
In December 2016, we began to acquire newly-originated Personal Loans from a marketplace lender, but discontinued those purchases in July 2018. In 2018, we began to originate Personal Loans. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb losses estimated and viewed at the reporting date as probable credit losses to be incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2018, and 2017, we held $1.1 billion and $393.7 million, respectively, in Personal Loans, net of allowance. At December 31, 2018, there were no Personal Loans classified as TDRs.

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

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.

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
Beginning in the fourth quarter of 2017, we revised the policy described above for identifying when a loan should be classified as a TDR due to forbearance. Historically, all loans receiving forbearance under the thresholds described above were classified as TDRs. However, with the refinement, those loans with a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will not be classified as TDRs, while loans with a FICO score under the threshold (based on the most recent quarterly FICO score refresh) that are granted a forbearance will be classified as TDRs, once they reach our policy limit for forbearances described above (i.e., more than three months in a 24-month period, subject to the exceptions described for the first nine months after a loan enters full principal and interest repayment status). This change in our determination of when loans should be classified as TDRs did not affect any of our then existing loans classified as TDRs and it did not change any of the existing thresholds regarding length of forbearance for becoming a TDR. Instead, it is an additional filter in the TDR analysis that is applied after the loan has met the requisite number of months in forbearance. This change was adopted prospectively beginning in the fourth quarter of 2017 and had an immaterial effect on the allowance for loan losses and provision for loan losses in 2017.
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of December 31, 2018 and 2017, approximately 57 percent and 66 percent, respectively, of TDRs were classified as such due to their forbearance status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Key Credit Quality Indicators
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
For Personal Loans, we consider FICO scores at original approval, seasoning and loan status to be our key credit quality indicators for the same reasons discussed above.
Certain Private Education Loans do not require borrowers to begin repayment until at least six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans is generally low while the borrower is in school. At December 31, 2018 and 2017, 26 percent and 27 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
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

Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. We consider our constant prepayment rate (“CPR”) estimates a significant accounting assumption used to measure the expected prepayment activity in our education loan portfolio. The estimates are based on a number of factors such as historical prepayment rates for loans with similar loan characteristics, assumptions about portfolio composition and loan terms, and the prepayment curve’s tendency to follow a ramp pattern (i.e., the prepayment rate typically increases during the in-school and early repayment periods, then stabilizes). The CPR measures the expected prepayment activity over the life of the loan and is applied as a flat-rate input assumption when used in forecasting. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. Because of this, we do not place loans in nonaccrual status prior to charge-off. We do not amortize any adjustments to the basis of education loans when they are classified as held-for-sale.
Our CPR estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. CPR estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. In instances where there are changes to the assumptions, amortization of deferred direct origination and acquisition costs is adjusted on a cumulative basis to reflect the change since the origination or purchase of the loan. For the year ended December 31, 2018, our CPR for Private Education Loans was 6.83 percent, compared with a CPR of 5.94 percent for the year ended December 31, 2017.
We also pay to the U.S. Department of Education (the “DOE”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of loans when they are classified as held-for-sale.
We recognize certain fee income (primarily late fees) on education loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, and brokered and retail MMDAs, as well as on unsecured and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility), including an unused Secured Borrowing Facility fee, and also

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

incur fees related to our term asset-backed securities (“ABS”). These fees are included in interest expense. Refer to Note 8, “Deposits,” and Note 9, “Borrowings” for further details of our interest bearing liabilities.
Gains on Sale of Loans, Net

We may participate and sell loans to third-parties and affiliates, including entities that were related parties prior to the Spin-Off. These sales may occur through whole loan sales or securitization transactions that qualify for sales treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment and were transferred to held-for-sale immediately prior to sale or securitization.

Prior to the Spin-Off, the Bank sold loans to an entity that is now a subsidiary of Navient when loans became 90 days delinquent and to facilitate securitization transactions. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million. See Note 15, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements. We did not sell loans in 2017 and 2016, other than Split Loans.
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
Securitization Accounting
Our securitization transactions use a two-step structure with a special purpose entity VIE that legally isolates the transferred assets from us in the event of bankruptcy or receivership. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of the VIEs. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. If we are the primary beneficiary, then no gain or loss is recognized.
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
In 2015 and 2014, we executed both secured financing and securitized loan sale transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (b) the power to direct the activities of the VIE in our role as servicer. For those transactions accounted for as securitized loan sales, we were not the primary beneficiary because we have no obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
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
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 10, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily payments historically treated as the posting of collateral (variation margin payments) being considered as the legal settlement of the outstanding exposure of the derivative. The CME rule changes became effective in January 2017, and the LCH rule changes became effective in January 2018. The rule changes result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of December 31, 2018, $5.4 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.2 percent and 9.8 percent, respectively, of our total notional derivative contracts of $6.0 billion at December 31, 2018.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2018 was $(16.7) million and $(6.1) million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
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
We elected to early adopt Accounting Standards Update (“ASU”) No. 2017-12 effective July 1, 2018. Under the new standard, we are no longer required to separately measure and report hedge ineffectiveness, which was previously recorded in “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case. See Note 2, “Significant Accounting Policies — Recently Issued and Adopted Accounting Pronouncements” for a more detailed discussion.
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
ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended the stock compensation guidance. The amendments simplified the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard became effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We adopted this standard effective January 1, 2017 and recorded an $8.5 million benefit in income tax expense in 2017 because of this new standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.

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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which lowered federal corporate income tax rates from 35 percent to 21 percent, beginning January 1, 2018. Because the Tax Act was enacted during the fourth-quarter 2017, we were required to reflect the application of the lower tax rate in future years to our deferred assets, liabilities and indemnification receivables. We recognized additional discrete tax expense of $15 million for the year ended December 31, 2017, primarily due to the remeasurement of our deferred tax assets and liabilities following the enactment of the Tax Act. At December 31, 2018, our accounting for the Tax Act is complete under the SEC’s Staff Accounting Bulletin No. 118.
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
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to other income in the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2018, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $24 million (related to uncertain tax positions) and the remaining indemnification receivable balance is $24 million (related to uncertain tax positions).
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2017 and 2016, to be consistent with classifications adopted for 2018, which had no effect on net income, total assets or total liabilities.
Recently Issued and Adopted Accounting Pronouncements
Amendments to “Revenue from Contracts with Customers (Topic 606)”
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. We adopted the new revenue recognition model on January 1, 2018. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore our net interest income should not be affected.
Certain of our fee income related to our Upromise rewards business is within the scope of these rules. Management has concluded that timing and measurement of fee income related to our Upromise rewards business will remain substantially unchanged under the new standard. This conclusion covers the vast majority of our revenue that is within the scope of the new standard. The adoption of this standard did not materially affect our consolidated financial statements in 2018.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU No. 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. We adopted the new standard on January 1, 2018. The adoption did not result in different conclusions regarding our revenue arrangements that involve a principal-agent relationship.
ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU does not change the guidance for classifying and measuring investments in debt securities or loans. The standard requires entities to measure certain cost-method equity investments at fair value with changes in value recognized in net income. Equity investments that do not have readily determinable fair values will be carried at cost, less any impairment, plus or minus changes resulting from any observable price changes in orderly transactions for an identical or similar investment of the same issuer. This ASU requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans) on the balance sheet or the accompanying notes to the financial statements. We adopted the new standard on January 1, 2018. The adoption did not materially affect our consolidated financial statements.
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

ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, ” which clarifies what constitutes a modification of a share-based payment award. The ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.
ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”
On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (a) improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and (b) makes certain targeted improvements to simplify the application of the hedge accounting guidance. The effective date for the standard is January 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. One of the key changes is that the standard eliminates the separate measurement and reporting of hedge ineffectiveness. In accordance with the new standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.

As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2.0 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3.0 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.

The new standard also requires modifications to existing presentation and disclosure requirements. We did not apply adjustments to our prior period consolidated balance sheets or consolidated statements of income as a result of adopting the new hedging standard. However, certain disclosures within the notes to the financial statements set forth in this report, regarding the years ended December 31, 2017 and 2016, conform to the disclosure requirements of ASU No. 2017-12. For further details, refer to Note 10, “Derivative Financial Instruments.”

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
Recently Issued but Not Yet Adopted Accounting Pronouncements

ASU No. 2016-02, “Leases”
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. We adopted this guidance on January 1, 2019. In doing so, we identified and evaluated the related lease contracts and revised our controls and processes to address the lease standard. The adoption of this guidance will not have a material impact on our consolidated financial statements.
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU eliminates the incurred loss threshold for initial recognition of credit impairment in current GAAP and replaces it with the expected loss concept. For all loans carried at amortized cost, we will be required to measure our allowance for loan losses based on our current estimate of all expected credit losses (“CECL”) over the remaining contractual term of the assets. Because it eliminates the incurred loss trigger, the new accounting guidance will require us, upon the origination of a loan, to record an estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
The standard will become effective for us on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans and those Personal Loans acquired from third-parties. In 2019, we plan to complete our loss model for Personal Loans we originate and complete the testing and validation for all of the models to be used to implement CECL. We

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

also plan to run our CECL solution parallel to our current process in 2019, in preparation for the 2020 implementation date. Adoption of the standard will have a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The extent of the impact upon adoption will likely depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

3. Cash and Cash Equivalents
As of December 31, 2018, cash and cash equivalents include cash due from the FRB of $2.5 billion and cash due from depository institutions of $62.2 million. As of December 31, 2017, cash and cash equivalents include cash due from the FRB of $1.5 billion and cash due from depository institutions of $43.1 million. As of December 31, 2018 and 2017, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2018 and 2017, resulting in interest income of $0.2 million and $0.5 million, respectively. As of December 31, 2018 and 2017, no funds were on deposit with the FRB under this program.

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$159,937	$155	$(5,517)	$154,575
Utah Housing Corporation bonds	22,388	23	(741)	21,670
Total	$182,325	$178	$(6,258)	$176,245

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$227,607	$650	$(3,210)	$225,047
Utah Housing Corporation bonds	20,000	—	(959)	19,041
Total	$247,607	$650	$(4,169)	$244,088

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and Utah Housing Corporation bonds and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018:
Mortgage-backed securities	$(228)	$16,948	$(5,289)	$125,537	$(5,517)	$142,485
Utah Housing Corporation bonds	—	—	(741)	16,647	(741)	16,647
Total	$(228)	$16,948	$(6,030)	$142,184	$(6,258)	$159,132

As of December 31, 2017:
Mortgage-backed securities	$(772)	$77,356	$(2,438)	$110,500	$(3,210)	$187,856
Utah Housing Corporation bonds	(77)	4,923	(882)	14,118	(959)	19,041
Total	$(849)	$82,279	$(3,320)	$124,618	$(4,169)	$206,897

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $64 million, $46 million, and $50 million, respectively, at December 31, 2018. We own these securities to meet our requirements under the Community Reinvestment Act. In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities. As of December 31, 2018, there were 74 of 86 separate mortgage-backed securities with unrealized losses in our investment portfolio, and 34 of the 74 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2017, there were 62 of 92 separate mortgage-backed securities with unrealized losses in our investment portfolio, and 31 of the 62 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at December 31, 2018 and December 31, 2017 was $22 million and $20 million, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

As of December 31, 2018, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$265	$279
2039	2,963	3,060
2042	8,689	8,156
2043	14,192	13,779
2044	22,132	21,556
2045	23,918	23,005
2046	37,939	36,290
2047	56,376	54,216
2048	15,851	15,904
Total	$182,325	$176,245

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $147 million and $218 million par value of mortgage-backed securities pledged to this borrowing facility at December 31, 2018 and 2017, respectively, as discussed further in Note 9, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans, FFELP Loans and Personal Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable rate indexed to LIBOR. As of December 31, 2018 and 2017, 67 percent and 77 percent, respectively, of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.

In connection with the Spin-Off, we retained the right to require Navient to purchase delinquent loans (at fair value) when the borrower has a lending relationship with both us and Navient. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million. See Note 15, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
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
In 2016, we began to acquire Personal Loans from a marketplace lender, but discontinued those purchases in July 2018. In 2018, we began to originate and service Personal Loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	December 31,
	2018	2017
Private Education Loans:
Fixed-rate	$6,759,019	$4,000,447
Variable-rate	13,745,446	13,431,720
Total Private Education Loans, gross	20,504,465	17,432,167
Deferred origination costs and unamortized premium/ (discount)	68,321	56,378
Allowance for loan losses	(277,943)	(243,715)
Total Private Education Loans, net	20,294,843	17,244,830

FFELP Loans	846,487	927,660
Deferred origination costs and unamortized premium/ (discount)	2,379	2,631
Allowance for loan losses	(977)	(1,132)
Total FFELP Loans, net	847,889	929,159

Personal Loans (fixed-rate)	1,190,091	400,280
Deferred origination costs and unamortized premium/ (discount)	297	—
Allowance for loan losses	(62,201)	(6,628)
Total Personal Loans, net	1,128,187	393,652

Loans held for investment, net	$22,270,919	$18,567,641

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years and 5.5 years at December 31, 2018 and 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Years Ended December 31,
	2018		2017		2016
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$19,282,500	9.10%	$16,176,351	8.43%	$12,747,756	8.02%
FFELP Loans	888,301	4.57	970,738	3.91	1,063,325	3.53
Personal Loans	900,152	11.08	112,644	9.90	710	8.53
Total portfolio	$21,070,953		$17,259,733		$13,811,791

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

initial three payments, the loan’s status is returned to current and the interest rate is reduced (currently, to 2.0 percent) for a twenty-four month period and, in the vast majority of cases, the final maturity date of the loan is permanently extended.
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2018 and 2017, we had $42.9 million and $66.9 million, respectively, of FFELP Loans and $50.8 million and $37.6 million, respectively, of Private Education Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2018 and 2017, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP consolidation loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2018 and 2017, we had $3.4 billion and $2.7 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 9, “Borrowings.” We did not have any FFELP consolidation loans pledged at December 31, 2018 or 2017.
Loans Held for Investment by Region
At December 31, 2018, 39.9 percent of total education loans were concentrated in the following states:

2018
New York	10.3%
California	9.3
Pennsylvania	8.5
New Jersey	6.8
Illinois	5.0
39.9%

At December 31, 2017, 40.4 percent of total education loans were concentrated in the following states:

2017
New York	10.5%
California	9.3
Pennsylvania	8.5
New Jersey	6.9
Illinois	5.2
40.4%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans, and — Allowance for FFELP Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,132	$243,715	$6,628	$251,475
Total provision	980	169,287	74,317	244,584
Net charge-offs:
Charge-offs	(1,135)	(154,701)	(19,690)	(175,526)
Recoveries	—	20,858	946	21,804
Net charge-offs	(1,135)	(133,843)	(18,744)	(153,722)
Loan sales(1)	—	(1,216)	—	(1,216)
Ending Balance	$977	$277,943	$62,201	$341,121
Allowance:
Ending balance: individually evaluated for impairment	$—	$120,110	$—	$120,110
Ending balance: collectively evaluated for impairment	$977	$157,833	$62,201	$221,011
Loans:
Ending balance: individually evaluated for impairment	$—	$1,257,856	$—	$1,257,856
Ending balance: collectively evaluated for impairment	$846,487	$19,246,609	$1,190,091	$21,283,187
Net charge-offs as a percentage of average loans in repayment(2)	0.16%	1.01%	2.11%
Allowance as a percentage of the ending total loan balance	0.12%	1.36%	5.23%
Allowance as a percentage of the ending loans in repayment(2)	0.15%	1.90%	5.23%
Allowance coverage of net charge-offs	0.86	2.08	3.32
Ending total loans, gross	$846,487	$20,504,465	$1,190,091
Average loans in repayment(2)	$691,406	$13,303,801	$889,348
Ending loans in repayment(2)	$665,807	$14,666,856	$1,190,091
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

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). At December 31, 2018 and 2017, 6.4 percent and 4.9 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2018 and 2017, approximately 57 percent and 66 percent, respectively, of TDRs were classified as such due to their forbearance status. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses” for a more detailed discussion.
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
At December 31, 2018 and 2017, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2018
TDR Loans	$1,280,713	$1,257,856	$120,110

December 31, 2017
TDR Loans	$1,007,141	$990,351	$94,682

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,141,993	$77,670	$822,145	$61,119	$422,527	$30,700

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2018		2017
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$69,212		$51,745
TDR loans in forbearance(2)	69,796		69,652
TDR loans in repayment(3) and percentage of each status:
Loans current	994,411	88.9%	774,222	89.1%
Loans delinquent 31-60 days(4)	63,074	5.6	48,377	5.6
Loans delinquent 61-90 days(4)	36,804	3.3	28,778	3.3
Loans delinquent greater than 90 days(4)	24,559	2.2	17,577	2.0
Total TDR loans in repayment	1,118,848	100.0%	868,954	100.0%
Total TDR loans, gross	$1,257,856		$990,351
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

	Years Ended December 31,
	2018			2017			2016
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$394,639	$52,823	$90,231	$498,812	$48,469	$92,532	$398,324	$24,628	$64,811
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

	December 31, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$18,378,398	90%	$15,658,539	90%
Without cosigner	2,126,067	10	1,773,628	10
Total	$20,504,465	100%	$17,432,167	100%

FICO at Original Approval(2):
Less than 670	$1,409,789	7%	$1,153,591	6%
670-699	3,106,983	15	2,596,959	15
700-749	6,759,721	33	5,714,554	33
Greater than or equal to 750	9,227,972	45	7,967,063	46
Total	$20,504,465	100%	$17,432,167	100%

FICO-Refreshed(2)(3):
Less than 670	$2,416,979	12%	$1,964,962	11%
670-699	2,504,467	12	2,138,379	12
700-749	6,144,489	30	5,220,245	30
Greater than or equal to 750	9,438,530	46	8,108,581	47
Total	$20,504,465	100%	$17,432,167	100%

Seasoning(4):
1-12 payments	$4,969,334	24%	$4,256,592	24%
13-24 payments	3,481,235	17	3,229,465	19
25-36 payments	2,741,954	13	2,429,238	14
37-48 payments	1,990,049	10	1,502,327	9
More than 48 payments	2,061,448	10	1,256,813	7
Not yet in repayment	5,260,445	26	4,757,732	27
Total	$20,504,465	100%	$17,432,167	100%

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Represents the FICO score updated as of the fourth-quarter 2018.

(4)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	December 31, 2018		December 31, 2017
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$77,702	7%	$32,156	8%
670-699	339,053	28	114,731	29
700-749	554,700	47	182,025	45
Greater than or equal to 750	218,636	18	71,368	18
Total	$1,190,091	100%	$400,280	100%

Seasoning(2):
0-12 payments	$1,008,758	85%	$400,280	100%
13-24 payments	181,333	15	—	—
25-36 payments	—	—	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,190,091	100%	$400,280	100%
  ___________

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	December 31,
	2018		2017		2016
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,260,445		$4,757,732		$4,189,955
Loans in forbearance(2)	577,164		468,402		351,962
Loans in repayment and percentage of each status:
Loans current	14,289,705	97.4%	11,911,128	97.6%	9,509,394	97.9%
Loans delinquent 31-60 days(3)	231,216	1.6	179,002	1.5	124,773	1.3
Loans delinquent 61-90 days(3)	95,105	0.7	78,292	0.6	51,423	0.5
Loans delinquent greater than 90 days(3)	50,830	0.3	37,611	0.3	24,168	0.3
Total Private Education Loans in repayment	14,666,856	100.0%	12,206,033	100.0%	9,709,758	100.0%
Total Private Education Loans, gross	20,504,465		17,432,167		14,251,675
Private Education Loans deferred origination costs and unamortized premium/(discount)	68,321		56,378		44,206
Total Private Education Loans	20,572,786		17,488,545		14,295,881
Private Education Loans allowance for losses	(277,943)		(243,715)		(182,472)
Private Education Loans, net	$20,294,843		$17,244,830		$14,113,409
Percentage of Private Education Loans in repayment		71.5%		70.0%		68.1%
Delinquencies as a percentage of Private Education Loans in repayment		2.6%		2.4%		2.1%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.8%		3.7%		3.5%

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

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	December 31,
	2018		2017
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,172,776	98.5%	$398,988	99.7%
Loans delinquent 31-60 days(1)	6,722	0.6	761	0.2
Loans delinquent 61-90 days(1)	5,416	0.5	340	0.1
Loans delinquent greater than 90 days(1)	5,177	0.4	191	—
Total Personal Loans in repayment	1,190,091	100.0%	400,280	100.0%
Total Personal Loans, gross	1,190,091		400,280
Personal Loans deferred origination costs and unamortized premium/(discount)	297		—
Total Personal Loans	1,190,388		400,280
Personal Loans allowance for losses	(62,201)		(6,628)
Personal Loans, net	$1,128,187		$393,652
Delinquencies as a percentage of Personal Loans in repayment		1.5%		0.3%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2018	$1,168,823	$1,920	$6,322
December 31, 2017	$951,138	$1,372	$4,664

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and Equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2018	2017
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	71,919	61,409
Furniture, fixtures and equipment	20,794	15,261
Software	65,023	55,205
Premises and equipment, gross	170,092	144,231
Accumulated depreciation	(64,588)	(54,483)
Premises and equipment, net	$105,504	$89,748

Depreciation expense for premises and equipment was $14 million, $11 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2018 and 2017.

	December 31,
	2018	2017
Deposits - interest bearing	$18,942,082	$15,504,330
Deposits - non-interest bearing	1,076	1,053
Total deposits	$18,943,158	$15,505,383

Our total deposits of $18.9 billion were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits at December 31, 2018, compared with total deposits of $15.5 billion, which were comprised of $8.2 billion in brokered deposits and $7.3 billion in retail and other deposits, at December 31, 2017.
Interest bearing deposits as of December 31, 2018 and 2017 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $5.9 billion of our deposit total as of December 31, 2018, compared with $5.5 billion at December 31, 2017.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $13 million, $9 million, and $10 million in the years ended December 31, 2018, 2017 and 2016, respectively. Fees paid to third-party brokers related to these CDs were $26 million, $12 million, and $4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018		December 31, 2017
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,687,766	2.46%	$7,731,966	1.80%
Savings	702,342	2.00	738,243	1.10
Certificates of deposit	9,551,974	2.74	7,034,121	1.93
Deposits - interest bearing	$18,942,082		$15,504,330
___
(1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2018	2017
One year or less	$4,098,520	$3,716,183
After one year to two years	2,045,861	1,550,130
After two years to three years	1,479,292	806,488
After three years to four years	494,654	447,592
After four years to five years	1,274,198	445,884
After five years	159,449	67,844
Total	$9,551,974	$7,034,121

 As of December 31, 2018 and 2017, there were $523 million and $396 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $53 million and $28 million at December 31, 2018 and 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The following table summarizes our secured borrowings at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed)	$—	$197,348	$197,348	$—	$196,539	$196,539
Total unsecured borrowings	—	197,348	197,348	—	196,539	196,539

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,284,347	2,284,347	—	1,565,760	1,565,760
Variable-rate	—	1,802,609	1,802,609	—	1,512,971	1,512,971
Total Private Education Loan term securitizations	—	4,086,956	4,086,956	—	3,078,731	3,078,731
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,086,956	4,086,956	—	3,078,731	3,078,731

Total	$—	$4,284,304	$4,284,304	$—	$3,275,270	$3,275,270

Short-term Borrowings
Secured Borrowing Facility
On February 21, 2018 and February 20, 2019, we amended and extended the maturity of our $750 million Secured Borrowing Facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and a variable-yield rate plus 0.85 percent on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur). For additional information, see Note 23, “Subsequent Events.” At December 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Secured Borrowing Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The following table summarizes the outstanding short-term borrowings, the weighted average interest rates at the end of the period and the related average balance and weighted average interest rates during the period. The Secured Borrowing Facility’s contractual maturity is two years from the date of inception or renewal (one-year revolving period plus a one-year amortization period); however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. Rates reflect stated interest of borrowings and related discounts and premiums.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

	December 31, 2018		Year Ended December 31, 2018
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Secured Borrowing Facility	$—	—%	$52,603	8.91%
Maximum outstanding at any month end	$300,000

	December 31, 2017		Year Ended December 31, 2017
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Secured Borrowing Facility	$—	—%	$81,370	6.09%
Maximum outstanding at any month end	$300,000

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2018, the outstanding balance was $197 million.

Secured Financings
2018 Transactions
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.78 percent. At December 31, 2018, $647 million of our Private Education Loans were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At December 31, 2018, $678 million of our Private Education Loans were encumbered because of this transaction.
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

A and Class B notes had a weighted average life of 4.32 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2018, $544 million of our Private Education Loans were encumbered because of this transaction.
2017 Transactions
On February 8, 2017, we executed our $772 million SMB Private Education Loan Trust 2017-A term ABS transaction, which was accounted for as a secured financing. We sold $772 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $768 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.27 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.93 percent. At December 31, 2018, $631 million of our Private Education Loans were encumbered as a result of this transaction.
On November 8, 2017, we executed our $676 million SMB Private Education Loan Trust 2017-B term ABS transaction, which was accounted for as a secured financing. We sold $676 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $674 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.07 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.80 percent. At December 31, 2018, $617 million of our Private Education Loans were encumbered as a result of this transaction.
Prior to 2017, we executed a total of $2.4 billion in ABS transactions that were accounted for as secured financings. At December 31, 2018, $1.9 billion of our Private Education Loans were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2023 to 2040.

	December 31, 2018		Year Ended December 31, 2018	December 31, 2017		Year Ended December 31, 2017
	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating-rate borrowings	$1,802,609	3.26%	$1,720,540	$1,512,970	2.32%	$1,422,856
Fixed-rate borrowings	2,481,695	3.28	2,172,993	1,762,300	3.04	1,420,737
Total long-term borrowings	$4,284,304	3.27%	$3,893,533	$3,275,270	2.71%	$2,843,593

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

As of December 31, 2018, the stated maturity and maturity to call date of our brokered deposits and borrowings are summarized below.

	December 31, 2018
	Stated Maturity(1)				Maturity to Call Date(2)
	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total
Year of Maturity
2019	$2,990,740	$—	$586,536	$3,577,276	$2,990,740	$—	$586,536	$3,577,276
2020	1,706,761	—	500,618	2,207,379	1,706,761	—	500,618	2,207,379
2021	1,381,842	—	459,920	1,841,762	1,381,842	—	459,920	1,841,762
2022	465,809	200,000	459,720	1,125,529	465,809	200,000	459,720	1,125,529
2023	1,272,479	—	473,033	1,745,512	1,272,479	—	473,033	1,745,512
2024 and after	161,549	—	1,794,896	1,956,445	161,549	—	1,794,896	1,956,445
	7,979,180	200,000	4,274,723	12,453,903	7,979,180	200,000	4,274,723	12,453,903
Hedge accounting adjustments	(10,330)	—	—	(10,330)	(10,330)	—	—	(10,330)
Total	$7,968,850	$200,000	$4,274,723	$12,443,573	$7,968,850	$200,000	$4,274,723	$12,443,573

____________
(1)We view our securitization trust debt as long-term based on the contractual maturity dates and projected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2019 include $586 million related to the securitization trust debt.
(2)The aggregate principal amount of debt that matures in each period is $3.6 billion in 2019, $2.2 billion in 2020, $1.8 billion in 2021, $1.1 billion in 2022, $1.7 billion in 2023, and $2.0 billion in 2024 and after.

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
		—
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
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,570	$5,470,838
Secured Borrowing Facility	—	—	—	—	—	157	157
Total	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,727	$5,470,995

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,078,731	$3,078,731	$3,691,024	$95,966	$240,208	$4,027,198
Secured Borrowing Facility	—	—	—	—	1,017	161	1,178
Total	$—	$3,078,731	$3,078,731	$3,691,024	$96,983	$240,369	$4,028,376
________
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2018. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2018 and 2017.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2018 and December 31, 2017, the value of our pledged collateral at the FRB totaled $3.1 billion and $2.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2018 and 2017.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. The CME and the LCH made amendments to their respective rules that resulted in the prospective accounting treatment of certain daily variation margin payments being considered as the legal settlement of the outstanding exposure of the derivative instead of the posting of collateral. The CME rule changes, which became effective in January 2017, and the LCH rule changes, which became effective in January 2018, result in all variation margin payments on derivatives cleared through the CME and LCH being accounted for as legal settlement. As of December 31, 2018, $5.4 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.2 percent and 9.8 percent, respectively, of our total notional derivative contracts of $6.0 billion at December 31, 2018.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2018 was $(16.7) million and $(6.1) million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2018 and 2017, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $27 million and $20 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

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
Among other provisions, the new standard required modifications to existing presentation and disclosure requirements. As such, the disclosures for the year ended December 31, 2018 in the “Impact of Derivatives on the Consolidated Statements of Income” table below, conform to the disclosure requirements of ASU No. 2017-12. See Note 2, “Significant Accounting Policies — Recently Issued and Adopted Accounting Pronouncements” for additional information related to the adoption of this new standard.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $5.5 million will be reclassified as an increase to interest expense.

Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All of our derivative instruments entered into with maturities of less than 3 years are economically hedging risk, but do not receive hedge accounting treatment. Trading derivatives also include any

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives prior to those derivatives receiving hedge accounting treatment.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2018 and 2017, and their impact on earnings and other comprehensive income for the years ended December 31, 2018, 2017 and 2016.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2018	2017	2018	2017	2018	2017	2018	2017
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$2,000	$630	$90	$182	$2,090	$812
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(2,032)	(2,584)	—	—	—	—	(2,032)	(2,584)
Total net derivatives		$(2,032)	$(2,584)	$2,000	$630	$90	$182	$58	$(1,772)
  __________

(1)
Fair values reported include accrued interest and variation margin as legal settlement of the derivative contract. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Gross position(1)	$2,090	$812	$(2,032)	$(2,584)
Impact of master netting agreement	(1,389)	(812)	1,389	812
Derivative values with impact of master netting agreements (as carried on balance sheet)	701	—	(643)	(1,772)
Cash collateral pledged(2)	27,151	—	—	21,586
Net position	$27,852	$—	$(643)	$19,814
__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Notional Values

Interest rate swaps	$1,280,367	$1,408,649	$3,137,965	$3,062,849	$1,577,978	$987,577	$5,996,310	$5,459,075

As of December 31, 2018, and December 31, 2017, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

Deposits	$(3,114,304)	$(3,036,671)	$14,202	$22,168

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2018	2017	2016

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(11,642)	$8,286	$27,810
Hedged items recorded in interest expense	(7,966)	16,155	14,447
Derivatives recorded in interest expense	8,123	(20,115)	(15,482)
Total	$(11,485)	$4,326	$26,775

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1,455)	$(11,187)	$(17,665)
Total	$(1,455)	$(11,187)	$(17,665)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(1,400)	$(3,693)	$(513)
Total	(1,400)	(3,693)	(513)
Total	$(14,340)	$(10,554)	$8,597

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Years Ended December 31,
	2018	2017	2016
Amount of gain (loss) recognized in other comprehensive income (loss)	$10,452	$8,008	$(3,901)
Amount of loss reclassified in interest expense	(1,455)	(11,187)	(17,665)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$11,907	$19,195	$13,764

______

Cash Collateral
As of December 31, 2018, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at December 31, 2018 and 2017, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $27.2 million and $21.6 million at December 31, 2018 and 2017, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

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
At December 31, 2018, we had 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets are made to holders of our common stock.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2018, 436 million shares were issued and outstanding and 41 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
We did not pay common stock dividends for the years ended December 31, 2018, 2017 and 2016. On January 23, 2019, we announced that we had initiated a new policy to pay a regular, quarterly cash dividend on our common stock, beginning in the first quarter of 2019. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our new common stock dividend policy at any time.
We are dependent on funds obtained from the Bank to fund dividend payments. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments in respect of our stock or to satisfy our other responsibilities. The FDIC has the authority to prohibit or limit the payment of dividends by the Bank and SLM Corporation.
On January 23, 2019, we also announced that our Board of Directors had approved a new common share repurchase program. The new share repurchase program, which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million.
For the years ended December 31, 2018, 2017 and 2016, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Stockholders’ Equity (Continued)

	Years Ended December 31,
(Shares and per share amounts in actuals)	2018	2017	2016
Shares repurchased related to employee stock-based compensation plans(1)	3,087,396	3,358,417	3,354,730
Average purchase price per share	$11.32	$11.96	$7.83
Common shares issued(2)	6,392,634	6,831,108	5,955,045

_________

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2018 was $8.31.

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

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Numerator:
Net income	$487,476	$288,934	$250,327
Preferred stock dividends	15,640	15,714	21,204
Net income attributable to SLM Corporation common stock	$471,836	$273,220	$229,123
Denominator:
Weighted average shares used to compute basic EPS	435,054	431,216	427,876
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,627	7,335	5,043
Weighted average shares used to compute diluted EPS	439,681	438,551	432,919

Basic earnings per common share attributable to SLM Corporation	$1.08	$0.63	$0.54

Diluted earnings per common share attributable to SLM Corporation	$1.07	$0.62	$0.53
__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2018, 2017 and 2016, securities covering less than 1 million shares, no shares and approximately 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2018, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. An amendment to the plan was approved and other material terms of the plan were re-approved by shareholders on June 22, 2017. At December 31, 2018, 20 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to the ESPP was approved by shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was $31.5 million, $27.9 million and $22.9 million, respectively. As of December 31, 2018, there was $12.0 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.3 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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
There were no options granted in the years ended December 31, 2018, 2017 and 2016.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2018.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	4,460,993	$11.34
Granted	—	—
Exercised(2)(3)	(3,051,858)	5.88
Canceled	(17,316)	6.19
Outstanding at December 31, 2018(4)	1,391,819	$10.44	1.2 years	$5,624
Exercisable at December 31, 2018	1,391,819	$4.27	1.2 years	$5,624
____________

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2018 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2018.

(2)	The total intrinsic value of options exercised was $16.9 million, $16.5 million, and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Cash of $0.4 million was received from option exercises for the year ended December 31, 2018. The actual tax benefit realized for the tax deductions from option exercises totaled $1.7 million for the year ended December 31, 2018.

(4)	For net-settled options, gross number is reflected.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

Restricted Stock
Restricted stock awards generally vest over one year. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

The following table summarizes restricted stock activity for the year ended December 31, 2018.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	81,103	$10.85
Granted	84,392	11.73
Vested(1)	(81,103)	10.85
Canceled	—	—
Non-vested at December 31, 2018(2)	84,392	$11.73
_________

(1)	The total fair value of shares that vested during the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $0.8 million and $0.8 million, respectively.

(2)	As of December 31, 2018, there was $0.5 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

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
The following table summarizes RSU and PSU activity for the year ended December 31, 2018.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	5,945,290	$8.60
Granted	2,522,075	11.61
Vested and converted to common stock(1)	(3,023,152)	8.37
Canceled	(106,179)	10.62
Outstanding at December 31, 2018(2)	5,338,034	$10.11
__________

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2018, 2017 and 2016 was $25.3 million, $29.2 million and $22.2 million, respectively.

(2)	As of December 31, 2018, there was $11.2 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2018	2017	2016
Risk-free interest rate	2.44%	1.22%	0.50%
Expected volatility	27%	32%	32%
Expected dividend rate	—%	—%	—%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$2.32	$2.36	$1.53
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

rate at the grant date consistent with the expected life. The dividend yield is zero, as we did not pay dividends on our common stock in 2018.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2018, there was $0.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2019.
During the years ended December 31, 2018 and 2017, plan participants purchased 233,232 shares and 283,952 shares, respectively, of our common stock. No shares were purchased for the year ended December 31, 2016, as our stock price on July 31, 2016 was less than the offering price for the ESPP plan.

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Available-for-sale investments	$—	$176,245	$—	$176,245	$—	$244,088	$—	$244,088
Derivative instruments	—	2,090	—	2,090	—	812	—	812
Total	$—	$178,335	$—	$178,335	$—	$244,900	$—	$244,900

Liabilities
Derivative instruments	$—	$(2,032)	$—	$(2,032)	$—	$(2,584)	$—	$(2,584)
Total	$—	$(2,032)	$—	$(2,032)	$—	$(2,584)	$—	$(2,584)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2018			December 31, 2017
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,313,419	$20,294,843	$2,018,576	$19,327,044	$17,244,830	$2,082,214
FFELP Loans	859,185	847,889	11,296	946,213	929,159	17,054
Personal Loans	1,156,531	1,128,187	28,344	399,879	393,652	6,227
Cash and cash equivalents	2,559,106	2,559,106	—	1,534,339	1,534,339	—
Available-for-sale investments	176,245	176,245	—	244,088	244,088	—
Accrued interest receivable	1,285,842	1,191,981	93,861	967,482	967,482	—
Tax indemnification receivable	39,207	39,207	—	168,011	168,011	—
Derivative instruments	2,090	2,090	—	812	812	—
Total earning assets	$28,391,625	$26,239,548	$2,152,077	$23,587,868	$21,482,373	$2,105,495
Interest-bearing liabilities:
Money-market and savings accounts	$9,370,957	$9,390,108	$19,151	$8,470,209	$8,470,209	$—
Certificates of deposit	9,513,194	9,551,974	38,780	7,044,208	7,034,121	(10,087)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	4,278,931	4,284,304	5,373	3,299,871	3,275,270	(24,601)
Accrued interest payable	61,341	61,341	—	35,363	35,363	—
Derivative instruments	2,032	2,032	—	2,584	2,584	—
Total interest-bearing liabilities	$23,226,455	$23,289,759	$63,304	$18,852,235	$18,817,547	$(34,688)

Excess of net asset fair value over carrying value			$2,215,381			$2,070,807

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Fair Value Measurements (Continued)

Loans Held For Investment and Accrued Interest Receivable
Our Private Education Loans, FFELP Loans and Personal Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale.  For both Private Education Loans and FFELP Loans, fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate.  As such, these are level 3 valuations.  A portion of the fair value that has been modeled is attributable to accrued interest receivable that has not yet been capitalized, and has been allocated to the accrued interest receivable line item. The remaining accrued interest receivable that will not be capitalized into the principal balance of the loan is carried at cost.
Tax Indemnification Receivable
Tax indemnification receivable is carried at cost. The carrying value approximates fair value. This is a level 2 valuation.
Money Market and Savings Accounts
Some of our MMDAs are fixed-rate deposits that are subject to minimum balances for a specified period of time. The fair values of these deposits are estimated using discounted cash flows based on rates currently offered for deposits of similar maturities. These are level 2 valuations. The fair values of our remaining money market and savings accounts equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Fair Value Measurements (Continued)

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

15. Arrangements with Navient Corporation

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

Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.

We briefly summarize below some of the most significant agreements and relationships we continue to have with Navient. For additional information regarding the Separation and Distribution Agreement and the other ancillary agreements, see our Current Report on Form 8-K filed on May 2, 2014.

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows and financial condition could be materially and adversely affected over time.

Indemnification Obligations

Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities specifically assumed by the Bank in the agreement as to which the Bank would be obligated to indemnify Navient. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Navient is required to indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2018, the remaining balance of the indemnification receivable related to those uncertain tax positions was $24 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to April 30, 2022.

The data sharing agreement states we will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses. Unless extended by the parties, the term of the data sharing agreement will expire on April 29, 2019.

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retained only the right to require the Purchasers to purchase Split Loans (at fair value) when the Split Loans either (1) were more than 90 days past due; (2) had been restructured; (3) had been granted a hardship forbearance or more than six months of administrative forbearance; or (4) had a borrower or cosigner who had filed for bankruptcy. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12 million in principal and $0.3 million in accrued interest income. During the year ended December 31, 2016, the Bank sold loans to the Purchasers in the amount of $16 million in principal and $0.3 million in accrued interest income. There was no gain or loss resulting from loans sold to the Purchasers in the years ended December 31, 2017 and 2016, respectively. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5 million and $6 million in the years ended December 31, 2017 and 2016, respectively. Navient is the servicer for all of these loans.

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

The Bank is required to report regulatory capital and ratios in accordance with U.S. Basel III. Among other things, U.S. Basel III established Common Equity Tier 1 as a tier of capital, modified methods for calculating risk-weighted assets, introduced a capital conservation buffer (which is has been phased in over several years), and revised the capital thresholds of the prompt corrective action framework, including the “well capitalized” standard.

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

	Actual		“Well Capitalized” Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,558,174	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,917,752	>	8.0%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%	$2,397,190	>	10.0%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%	$1,299,032	>	5.0%

As of December 31, 2017:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,288,435	>	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	$2,350,081	11.9%	$1,585,767	>	8.0%
Total Capital (to Risk-Weighted Assets)	$2,597,926	13.1%	$1,982,208	>	10.0%
Tier 1 Capital (to Average Assets)	$2,350,081	11.0%	$1,067,739	>	5.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends on its common stock for the years ended December 31, 2018, 2017 and 2016, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the new repurchase program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2018, 2017 and 2016, we contributed $5.4 million, $5.0 million and $4.4 million, respectively, to this plan.

18. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2018, we had $2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At December 31, 2018, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

Regulatory Matters
On May 13, 2014, the Bank reached settlement with the Department of Justice (“DOJ”) regarding compliance with the Servicemembers Civil Relief Act (“SCRA”). In connection with the settlement, the Bank became subject to the DOJ Consent Order, which was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the order and, as of the date hereof, has funded all liabilities other than fines directly levied against the Bank in connection with these matters which the Bank is required to pay.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18.	Commitments, Contingencies and Guarantees (Continued)

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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement.
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. A hearing on the motion to dismiss is scheduled for April 11, 2019.
To date, three other state attorneys general (California, Washington and Pennsylvania) have filed suits against Navient and one or more of its current subsidiaries related to matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington or Pennsylvania lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.
Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party, and has indemnified the Bank for all costs incurred to date in defending the Illinois lawsuit. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18.	Commitments, Contingencies and Guarantees (Continued)

connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Tax reform	(0.3)	3.1	—
State tax, net of federal benefit	3.8	2.6	3.1
Reverse federal impact of indemnification adjustments	3.5	2.5	(0.7)
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(15.9)	(2.0)	1.6
Excess tax benefits/deficiencies for employee stock-based compensation, federal and state, net of federal benefit	(0.6)	(1.7)	—
Impact of state rate change on net deferred tax liabilities, net of federal benefit	(0.4)	0.6	(0.5)
State, valuation allowance adjustments on net operating losses	0.4	0.2	1.0
Other, net	1.4	0.9	0.1
Effective tax rate	12.9%	41.2%	39.6%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to the reduction in uncertain tax positions related to statutes of limitations expirations and the impact of state taxes, net of federal benefit, for the year ended December 31, 2018; the impact of tax reform and state taxes, net of federal benefit, for the year ended December 31, 2017; and the impact of state taxes, net of federal benefit, for the year ended December 31, 2016.
Income tax expense consists of:

	December 31,
	2018	2017	2016
Current provision:
Federal	$102,516	$248,191	$228,505
State	32,638	13,092	24,336
Total current provision	135,154	261,283	252,841
Deferred (benefit)/provision:
Federal	(57,076)	(58,124)	(89,518)
State	(6,225)	(628)	786
Total deferred benefit	(63,301)	(58,752)	(88,732)
Provision for income tax expense	$71,853	$202,531	$164,109

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

	December 31,
	2018	2017
Deferred tax assets:
Loan reserves	$85,100	$62,603
Stock-based compensation plans	9,312	10,216
Deferred revenue	1,081	782
Operating loss carryovers	—	4,186
Accrued expenses not currently deductible	12,896	5,356
Unrecorded tax benefits	5,106	3,781
Market value adjustments on student loans, investments and derivatives	1,460	1,974
Other	953	436
Total deferred tax assets	115,908	89,334
Deferred tax liabilities:
Gains on repurchased debt	—	40,175
Fixed assets	7,150	5,303
Acquired intangible assets	5,179	4,595
Unrealized gains	3,436	1,104
Federal deferred for state receivable	2,083	3,584
Student loan premiums and discounts, net	1,971	1,051
Other	285	298
Total deferred tax liabilities	20,104	56,110
Net deferred tax assets	$95,804	$33,224

Included in operating loss carryovers is a valuation allowance of $19.1 million and $68.6 million as of December 31, 2018 and 2017, respectively, against our state net operating loss carryovers that management believes is more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets (other than state net operating loss carryovers as outlined above).
As of December 31, 2018, the state net operating loss carryforwards will begin to expire in 2029.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2018	2017	2016
Unrecognized tax benefits at beginning of year	$131,608	$152,581	$47,109
Increases resulting from tax positions taken during a prior period	4,121	7,482	110,894
Decreases resulting from tax positions taken during a prior period	—	(7,025)	(3,285)
Increases resulting from tax positions taken during the current period	3,169	1,656	817
Decreases related to settlements with taxing authorities	(601)	(3,594)	(123)
Reductions related to the lapse of statute of limitations	(86,138)	(19,492)	(2,831)
Unrecognized tax benefits at end of year	$52,159	$131,608	$152,581

As of December 31, 2018, the gross unrecognized tax benefits are $52.2 million. Included in the $52.2 million are $47.2 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2018, 2017 and 2016, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $13.6 million, $21.2 million and $20.2 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $(7.3) million, $2.7 million and $5.1 million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2014 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $6.2 million during the next 12 months due to the expiration of statutes of limitations primarily related to indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. A portion of the tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

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
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentration as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs strengthens, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.

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

Parent Only Condensed Balance Sheets

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$191,776	$260,255
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,963,949	2,401,114
Tax indemnification receivable	39,207	168,011
Due from subsidiaries, net	48,798	37,521
Other assets	2,246	1,279
Total assets	$3,245,976	$2,868,180

Liabilities and Equity
Liabilities
Long-term borrowings	$197,348	$196,539
Income taxes payable, net	37,271	159,954
Payable due to Navient	9,480	10,575
Other liabilities	29,221	26,856
Total liabilities	273,320	393,924

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 449.9 million and 443.5 million shares issued, respectively	89,972	88,693
Additional paid-in capital	1,274,635	1,222,277
Accumulated other comprehensive income (net of tax expense of $3,436 and $1,696, respectively)	10,623	2,748
Retained earnings	1,340,017	868,182
Total SLM Corporation stockholders’ equity before treasury stock	3,115,247	2,581,900
Less: Common stock held in treasury at cost: 14.2 million and 11.1 million shares, respectively	(142,591)	(107,644)
Total equity	2,972,656	2,474,256
Total liabilities and equity	$3,245,976	$2,868,180

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2018	2017	2016

Interest income	$4,693	$5,497	$5,367
Interest expense	11,059	8,170	—
Net interest income (loss)	(6,366)	(2,673)	5,367

Non-interest income (loss)	(93,176)	(33,956)	9,396
Non-interest expenses	41,893	35,810	32,553

Loss before income tax benefit and equity in net income from subsidiaries	(141,435)	(72,439)	(17,790)
Income tax benefit	(96,170)	(40,598)	(2,839)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	532,741	320,775	265,278
Net income	487,476	288,934	250,327
Preferred stock dividends	15,640	15,714	21,204
Net income attributable to SLM Corporation common stock	$471,836	$273,220	$229,123

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$487,476	$288,934	$250,327
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(532,741)	(320,775)	(265,278)
Reduction (income) on tax indemnification receivable	92,815	31,888	(12,283)
Amortization of unsecured debt upfront fees	809	596	—
Decrease in investment in subsidiaries, net	9,495	1,158	63,222
Decrease in tax indemnification receivable	35,989	59,633	59,633
Increase in due from subsidiaries, net	(11,277)	(5,687)	(10,438)
Increase in other assets	(18,040)	(24,627)	(8,972)
Decrease in income taxes payable, net	(123,083)	(87,983)	(54,175)
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(1,089)	(593)	553
Increase in other liabilities	6,807	10,205	8,856
Total adjustments	(540,315)	(336,185)	(218,882)
Net cash (used in) provided by operating activities	(52,839)	(47,251)	31,445

Cash flows from investing activities:
Net cash (used in) provided by investing activities	—	—	—

Cash flows from financing activities:
Unsecured debt issued	—	197,000	—
Issuance costs for unsecured debt offering	—	(1,057)	—
Redemption of Series A Preferred Stock	—	(165,000)	—
Preferred stock dividends paid	(15,640)	(15,714)	(21,204)
Net cash (used in) provided by financing activities	(15,640)	15,229	(21,204)
Net (decrease) increase in cash and cash equivalents	(68,479)	(32,022)	10,241
Cash and cash equivalents at beginning of year	260,255	292,277	282,036
Cash and cash equivalents at end of year	$191,776	$260,255	$292,277

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22. Selected Quarterly Financial Information (unaudited)

	2018
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$332,614	$340,950	$356,633	$382,867
Less: provisions for credit losses	53,931	63,267	70,047	57,619
Net interest income after provisions for credit losses	278,683	277,683	286,586	325,248
Gains on sales of loans, net	—	2,060	—	—
Losses on sales of securities, net	—	(1,549)	—	—
Gains (losses) on derivative and hedging activities, net	3,892	(5,268)	(4,949)	6,238
Other income (loss)	9,642	12,295	(80,702)	6,446
Total non-interest expenses	124,966	135,315	150,724	145,971
Income tax expense (benefit)	40,997	40,074	(53,667)	44,449
Net income	126,254	109,832	103,878	147,512
Preferred stock dividends	3,397	3,920	4,124	4,199
Net income attributable to SLM Corporation common stock	$122,857	$105,912	$99,754	$143,313
Basic earnings per common share attributable to SLM Corporation(1)	$0.28	$0.24	$0.23	$0.33
Diluted earnings per common share attributable to SLM Corporation(1)	$0.28	$0.24	$0.23	$0.33
______
(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Selected Quarterly Financial Information (unaudited) (Continued)

	2017
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$268,076	$269,893	$282,061	$309,191
Less: provisions for credit losses	25,296	50,215	54,930	55,324
Net interest income after provisions for credit losses	242,780	219,678	227,131	253,867
(Losses) gains on derivative and hedging activities, net	(5,378)	(3,609)	1,661	(940)
Other income (loss)	11,346	10,629	4,455	(21,066)
Total non-interest expenses	102,794	111,368	116,259	118,668
Income tax expense	51,011	44,713	40,617	66,190
Net income	94,943	70,617	76,371	47,003
Preferred stock dividends	5,575	3,974	3,028	3,137
Net income attributable to SLM Corporation common stock	$89,368	$66,643	$73,343	$43,866
Basic earnings per common share attributable to SLM Corporation(1)	$0.21	$0.15	$0.17	$0.10
Diluted earnings per common share attributable to SLM Corporation(1)	$0.20	$0.15	$0.17	$0.10
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Subsequent Events
Amendment to the Secured Borrowing Facility
On February 20, 2019, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Note 9, “Borrowings.”  The amended Secured Borrowing Facility is a $750 million Secured Borrowing Facility, under which the full $750 million is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and a variable-yield rate plus 0.85 percent on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur).