Form 10-Q
period 2019-03-31
SLM Corp
filed 2019-04-17
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2019
Common Stock, $0.20 par value	432,427,285 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$2,156,257	$2,559,106
Available-for-sale investments at fair value (cost of $211,049 and $182,325, respectively)	207,907	176,245
Loans held for investment (net of allowance for losses of $358,325 and $341,121, respectively)	23,498,386	22,270,919
Restricted cash	153,552	122,789
Other interest-earning assets	31,921	27,157
Accrued interest receivable	1,299,496	1,191,981
Premises and equipment, net	130,536	105,504
Income taxes receivable, net	—	41,570
Tax indemnification receivable	43,124	39,207
Other assets	92,446	103,695
Total assets	$27,613,625	$26,638,173

Liabilities
Deposits	$19,663,986	$18,943,158
Long-term borrowings	4,476,406	4,284,304
Income taxes payable, net	7,011	—
Upromise member accounts	203,780	213,104
Other liabilities	214,908	224,951
Total liabilities	24,566,091	23,665,517

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 453.3 million and 449.9 million shares issued, respectively	90,666	89,972
Additional paid-in capital	1,290,683	1,274,635
Accumulated other comprehensive income (net of tax expense of $704 and $3,436, respectively)	2,177	10,623
Retained earnings	1,480,718	1,340,017
Total SLM Corporation stockholders’ equity before treasury stock	3,264,244	3,115,247
Less: Common stock held in treasury at cost: 20.9 million and 14.2 million shares, respectively	(216,710)	(142,591)
Total equity	3,047,534	2,972,656
Total liabilities and equity	$27,613,625	$26,638,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans	$553,479	$430,048
Investments	1,421	1,947
Cash and cash equivalents	11,553	5,236
Total interest income	566,453	437,231
Interest expense:
Deposits	125,987	77,456
Interest expense on short-term borrowings	1,165	2,393
Interest expense on long-term borrowings	37,020	24,768
Total interest expense	164,172	104,617
Net interest income	402,281	332,614
Less: provisions for credit losses	63,790	53,931
Net interest income after provisions for credit losses	338,491	278,683
Non-interest income:
Gains on derivatives and hedging activities, net	2,763	3,892
Other income	13,378	9,642
Total non-interest income	16,141	13,534
Non-interest expenses:
Compensation and benefits	78,738	68,317
FDIC assessment fees	7,618	8,796
Other operating expenses	53,791	47,853
Total non-interest expenses	140,147	124,966
Income before income tax expense	214,485	167,251
Income tax expense	56,296	40,997
Net income	158,189	126,254
Preferred stock dividends	4,468	3,397
Net income attributable to SLM Corporation common stock	$153,721	$122,857
Basic earnings per common share attributable to SLM Corporation	$0.35	$0.28
Average common shares outstanding	434,574	433,952
Diluted earnings per common share attributable to SLM Corporation	$0.35	$0.28
Average common and common equivalent shares outstanding	438,248	438,977
Dividends per common share attributable to SLM Corporation	$0.03	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$158,189	$126,254
Other comprehensive income (loss):
Unrealized gains (losses) on investments	2,938	(4,127)
Unrealized gains (losses) on cash flow hedges	(14,117)	20,290
Total unrealized gains (losses)	(11,179)	16,163
Income tax benefit (expense)	2,733	(3,902)
Other comprehensive income (loss), net of tax benefit (expense)	(8,446)	12,261
Total comprehensive income	$149,743	$138,515

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	126,254	—	126,254
Other comprehensive income, net of tax	—	—	—	—	—	—	—	12,261	—	—	12,261
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	138,515
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Cash dividends:
Preferred Stock, Series B ($0.83 per share)	—	—	—	—	—	—	—	—	(3,397)	—	(3,397)
Issuance of common shares	—	5,559,991	—	5,559,991	—	1,112	15,587	—	—	—	16,699
Stock-based compensation expense	—	—	—	—	—	—	14,745	—	—	—	14,745
Shares repurchased related to employee stock-based compensation plans	—	—	(2,740,018)	(2,740,018)	—	—	—	—	—	(30,985)	(30,985)
Balance at March 31, 2018	4,000,000	449,023,578	(13,827,355)	435,196,223	$400,000	$89,805	$1,252,609	$15,601	$990,447	$(138,629)	$2,609,833

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	158,189	—	158,189
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,446)	—	—	(8,446)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	149,743
Cash dividends:
Common Stock ($0.03 per share)	—	—	—	—	—	—	—	—	(13,020)	—	(13,020)
Preferred Stock, Series B ($1.12 per share)	—	—	—	—	—	—	—	—	(4,468)	—	(4,468)
Issuance of common shares	—	3,470,664		3,470,664	—	694	2,157	—	—	—	2,851
Stock-based compensation expense	—	—	—	—	—	—	13,891	—	—	—	13,891
Common stock repurchased	—	—	(5,435,476)	(5,435,476)	—	—	—	—	—	(60,000)	(60,000)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,289,391)	(1,289,391)	—	—	—	—	—	(14,119)	(14,119)
Balance at March 31, 2019	4,000,000	453,326,885	(20,899,600)	432,427,285	$400,000	$90,666	$1,290,683	$2,177	$1,480,718	$(216,710)	$3,047,534

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$158,189	$126,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	63,790	53,931
Income tax expense	56,296	40,997
Amortization of brokered deposit placement fee	3,555	2,789
Amortization of Secured Borrowing Facility upfront fee	277	301
Amortization of deferred loan origination costs and loan premium/(discounts), net	3,184	2,607
Net amortization of discount on investments	189	475
Increase in tax indemnification receivable	(3,917)	(1,231)
Depreciation of premises and equipment	3,586	3,117
Stock-based compensation expense	13,891	14,745
Unrealized gains on derivatives and hedging activities, net	(4,027)	(3,879)
Other adjustments to net income, net	1,918	1,855
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(239,180)	(201,776)
Increase in other interest-earning assets	(4,764)	(10,051)
Increase in other assets	(681)	(35,858)
Decrease in income taxes payable, net	(3,947)	(1,159)
Increase in accrued interest payable	7,405	11,034
Decrease in other liabilities	(39,049)	(18,309)
Total adjustments	(141,474)	(140,412)
Total net cash provided by (used in) operating activities	16,715	(14,158)
Investing activities
Loans acquired and originated	(2,253,624)	(2,300,135)
Net proceeds from sales of loans held for investment	—	820
Proceeds from claim payments	11,587	12,084
Net decrease in loans held for investment	1,077,273	735,894
Purchases of available-for-sale securities	(33,483)	—
Proceeds from sales and maturities of available-for-sale securities	4,570	10,371
Total net cash used in investing activities	(1,193,677)	(1,540,966)
Financing activities
Brokered deposit placement fee	(1,498)	(7,055)
Net increase in certificates of deposit	404,121	694,982
Net increase in other deposits	290,631	323,614
Borrowings collateralized by loans in securitization trusts - issued	451,128	667,848
Borrowings collateralized by loans in securitization trusts - repaid	(260,953)	(200,247)
Borrowings under Secured Borrowing Facility	—	300,000
Repayment of borrowings under Secured Borrowing Facility	—	(300,000)
Fees paid on Secured Borrowing Facility	(1,065)	(1,063)
Common stock dividends paid	(13,020)	—
Preferred stock dividends paid	(4,468)	(3,397)
Common stock repurchased	(60,000)	—
Net cash provided by financing activities	804,876	1,474,682
Net decrease in cash, cash equivalents and restricted cash	(372,086)	(80,442)
Cash, cash equivalents and restricted cash at beginning of period	2,681,895	1,636,175
Cash, cash equivalents and restricted cash at end of period	$2,309,809	$1,555,733

Cash disbursements made for:
Interest	$147,235	$94,737
Income taxes paid	$3,700	$1,894
Income taxes refunded	$(41)	$(990)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,156,257	$1,435,649
Restricted cash	153,552	120,084
Total cash, cash equivalents and restricted cash	$2,309,809	$1,555,733
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
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
Reclassifications
Certain reclassifications have been made to the balances for the three months ended March 31, 2018, to be consistent with classifications adopted in 2019, which had no effect on net income, total assets or total liabilities.
Recently Issued and Adopted Accounting Pronouncements
ASU No. 2016-02, “Leases”
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” a comprehensive new lease standard which supersedes previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. We adopted this guidance on January 1, 2019. In doing so, we identified and evaluated the related lease contracts and revised our controls and processes to address the lease standard. The adoption of this guidance resulted in the recognition of less than $34 million of right of use asset and lease liability, which did not have a material impact on our consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Recently Issued but Not Yet Adopted Accounting Pronouncements
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
We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans and our Personal Loans acquired from third-parties. During the remainder of 2019, we plan to complete our loss models for Personal Loans we originate and credit card receivables and complete the testing and validation for all the models to be used to implement CECL. During the second quarter of 2019, we also plan to run our CECL solution in parallel for our Private Education Loan and purchased Personal Loan portfolios to test the implementation of the new solution.
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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed rate or may carry a variable interest rate indexed to LIBOR. As of March 31, 2019, and December 31, 2018, 63 percent and 67 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	March 31,	December 31,
	2019	2018
Private Education Loans:
Fixed-rate	$8,025,846	$6,759,019
Variable-rate	13,765,776	13,745,446
Total Private Education Loans, gross	21,791,622	20,504,465
Deferred origination costs and unamortized premium/(discount)	70,858	68,321
Allowance for loan losses	(285,946)	(277,943)
Total Private Education Loans, net	21,576,534	20,294,843

FFELP Loans	828,640	846,487
Deferred origination costs and unamortized premium/(discount)	2,323	2,379
Allowance for loan losses	(1,760)	(977)
Total FFELP Loans, net	829,203	847,889

Personal Loans (fixed-rate)	1,162,874	1,190,091
Deferred origination costs and unamortized premium/(discount)	394	297
Allowance for loan losses	(70,619)	(62,201)
Total Personal Loans, net	1,092,649	1,128,187

Loans held for investment, net	$23,498,386	$22,270,919

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years at both March 31, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,732,826	9.50%	$18,659,717	8.84%
FFELP Loans	837,950	4.94	919,717	4.25
Personal Loans	1,176,466	11.81	528,644	10.64
Total portfolio	$23,747,242		$20,108,078

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$977	$277,943	$62,201	$341,121
Total provision	1,017	41,883	22,760	65,660
Net charge-offs:
Charge-offs	(234)	(39,577)	(15,251)	(55,062)
Recoveries	—	5,697	909	6,606
Net charge-offs	(234)	(33,880)	(14,342)	(48,456)
Ending Balance	$1,760	$285,946	$70,619	$358,325
Allowance:
Ending balance: individually evaluated for impairment	$—	$132,442	$—	$132,442
Ending balance: collectively evaluated for impairment	$1,760	$153,504	$70,619	$225,883
Loans:
Ending balance: individually evaluated for impairment	$—	$1,327,668	$—	$1,327,668
Ending balance: collectively evaluated for impairment	$828,640	$20,463,954	$1,162,874	$22,455,468
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.14%	0.89%	4.88%
Allowance as a percentage of the ending total loan balance	0.21%	1.31%	6.07%
Allowance as a percentage of the ending loans in repayment(1)	0.27%	1.87%	6.07%
Allowance coverage of net charge-offs (annualized)	1.88	2.11	1.23
Ending total loans, gross	$828,640	$21,791,622	$1,162,874
Average loans in repayment(1)	$650,196	$15,165,072	$1,175,356
Ending loans in repayment(1)	$641,658	$15,310,560	$1,162,874
____________

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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the collectability of the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to 2.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2019 and March 31, 2018, 7.2 percent and 5.7 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of March 31, 2019 and December 31, 2018, approximately 55 percent and 57 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Loan Losses,” and Note 6, “Allowance for Loan Losses” in our 2018 Form 10-K.
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
At March 31, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2019
TDR Loans	$1,352,673	$1,327,668	$132,442

December 31, 2018
TDR Loans	$1,280,713	$1,257,856	$120,110

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,312,729	$21,566	$1,032,232	$17,847

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	March 31,		December 31,
	2019		2018
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$77,327		$69,212
TDR loans in forbearance(2)	79,410		69,796
TDR loans in repayment(3) and percentage of each status:
Loans current	1,044,676	89.2%	994,411	88.9%
Loans delinquent 31-60 days(4)	61,698	5.3	63,074	5.6
Loans delinquent 61-90 days(4)	39,349	3.4	36,804	3.3
Loans delinquent greater than 90 days(4)	25,208	2.1	24,559	2.2
Total TDR loans in repayment	1,170,931	100.0%	1,118,848	100.0%
Total TDR loans, gross	$1,327,668		$1,257,856
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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$111,208	$16,005	$25,462	$84,174	$15,460	$29,757

_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Private Education Loans
	Credit Quality Indicators
	March 31, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$19,531,175	90%	$18,378,398	90%
Without cosigner	2,260,447	10	2,126,067	10
Total	$21,791,622	100%	$20,504,465	100%

FICO at Original Approval(2):
Less than 670	$1,517,014	7%	$1,409,789	7%
670-699	3,306,017	15	3,106,983	15
700-749	7,186,454	33	6,759,721	33
Greater than or equal to 750	9,782,137	45	9,227,972	45
Total	$21,791,622	100%	$20,504,465	100%

FICO-Refreshed(2)(3):
Less than 670	$2,720,777	12%	$2,416,979	12%
670-699	2,721,243	13	2,504,467	12
700-749	6,462,874	30	6,144,489	30
Greater than or equal to 750	9,886,728	45	9,438,530	46
Total	$21,791,622	100%	$20,504,465	100%

Seasoning(4):
1-12 payments	$5,451,167	25%	$4,969,334	24%
13-24 payments	3,543,836	16	3,481,235	17
25-36 payments	2,729,369	13	2,741,954	13
37-48 payments	2,017,498	9	1,990,049	10
More than 48 payments	2,178,899	10	2,061,448	10
Not yet in repayment	5,870,853	27	5,260,445	26
Total	$21,791,622	100%	$20,504,465	100%
______

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Represents the FICO score updated as of the first-quarter 2019.

(4)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,870,853		$5,260,445
Loans in forbearance(2)	610,209		577,164
Loans in repayment and percentage of each status:
Loans current	14,927,591	97.5%	14,289,705	97.4%
Loans delinquent 31-60 days(3)	216,295	1.4	231,216	1.6
Loans delinquent 61-90 days(3)	104,199	0.7	95,105	0.7
Loans delinquent greater than 90 days(3)	62,475	0.4	50,830	0.3
Total Private Education Loans in repayment	15,310,560	100.0%	14,666,856	100.0%
Total Private Education Loans, gross	21,791,622		20,504,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	70,858		68,321
Total Private Education Loans	21,862,480		20,572,786
Private Education Loans allowance for losses	(285,946)		(277,943)
Private Education Loans, net	$21,576,534		$20,294,843
Percentage of Private Education Loans in repayment		70.3%		71.5%
Delinquencies as a percentage of Private Education Loans in repayment		2.5%		2.6%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.8%		3.8%
_______

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

	Personal Loans
	Credit Quality Indicators
	March 31, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$71,340	6%	$77,702	7%
670-699	324,934	28	339,053	28
700-749	551,904	47	554,700	47
Greater than or equal to 750	214,696	19	218,636	18
Total	$1,162,874	100%	$1,190,091	100%

Seasoning(2):
0-12 payments	$832,583	72%	$1,008,758	85%
13-24 payments	320,058	27	181,333	15
25-36 payments	10,233	1	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,162,874	100%	$1,190,091	100%
______

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	March 31,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,141,664	98.2%	$1,172,776	98.5%
Loans delinquent 31-60 days(1)	9,224	0.8	6,722	0.6
Loans delinquent 61-90 days(1)	5,991	0.5	5,416	0.5
Loans delinquent greater than 90 days(1)	5,995	0.5	5,177	0.4
Total Personal Loans in repayment	1,162,874	100.0%	1,190,091	100.0%
Total Personal Loans, gross	1,162,874		1,190,091
Personal Loans deferred origination costs and unamortized premium/(discount)	394		297
Total Personal Loans	1,163,268		1,190,388
Personal Loans allowance for losses	(70,619)		(62,201)
Personal Loans, net	$1,092,649		$1,128,187
Delinquencies as a percentage of Personal Loans in repayment		1.8%		1.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

March 31, 2019	$1,276,825	$2,374	$4,687
December 31, 2018	$1,168,823	$1,920	$6,322

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
Deposits - interest bearing	$19,662,290	$18,942,082
Deposits - non-interest bearing	1,696	1,076
Total deposits	$19,663,986	$18,943,158

Our total deposits of $19.7 billion were comprised of $10.6 billion in brokered deposits and $9.1 billion in retail and other deposits at March 31, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of March 31, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.2 billion of our deposit total as of March 31, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended March 31, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $7 million for the three months ended March 31, 2019 and 2018, respectively.
Interest bearing deposits at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019		December 31, 2018
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,974,104	2.59%	$8,687,766	2.46%
Savings	714,518	2.03	702,342	2.00
Certificates of deposit	9,973,668	2.76	9,551,974	2.74
Deposits - interest bearing	$19,662,290		$18,942,082
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of March 31, 2019, and December 31, 2018, there were $638 million and $523 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $57 million and $53 million at March 31, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,551	$197,551	$—	$197,348	$197,348
Total unsecured borrowings	—	197,551	197,551	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,472,933	2,472,933	—	2,284,347	2,284,347
Variable-rate	—	1,805,922	1,805,922	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,278,855	4,278,855	—	4,086,956	4,086,956
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,278,855	4,278,855	—	4,086,956	4,086,956
Total	$—	$4,476,406	$4,476,406	$—	$4,284,304	$4,284,304

Short-term Borrowings
Secured Borrowing Facility
On February 20, 2019, we amended and extended the maturity of our $750 million Secured Borrowing Facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur). At both March 31, 2019 and December 31, 2018, there were no borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At March 31, 2019, the outstanding balance was $198 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Secured Financings
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At March 31, 2019, $462 million of our Private Education Loans were encumbered because of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	1-month LIBOR plus 0.80%	4.07
Total notes issued in 2017		$1,448,000

Total loan and accrued interest amount securitized at inception in 2017		$1,606,804

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
2018-B	June 2018	686,500	1-month LIBOR plus 0.76%	4.40
2018-C	September 2018	544,000	1-month LIBOR plus 0.77%	4.32
Total notes issued in 2018		$1,900,500

Total loan and accrued interest amount securitized at inception in 2018		$2,101,644

2019-A	March 2019	453,000	1-month LIBOR plus 0.92%	4.26
Total notes issued in 2019		$453,000

Total loan and accrued interest amount securitized at inception in 2019		$498,087
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,278,855	$4,278,855	$5,251,117	$143,307	$356,496	$5,750,920
Secured Borrowing Facility	—	—	—	—	—	943	943
Total	$—	$4,278,855	$4,278,855	$5,251,117	$143,307	$357,439	$5,751,863

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,570	$5,470,838
Secured Borrowing Facility	—	—	—	—	—	157	157
Total	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,727	$5,470,995
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the Federal Reserve Bank (“FRB”) Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.3 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2019 or in the year ended December 31, 2018.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities, so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 10, “Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2019, $5.6 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.9 percent and 9.1 percent respectively, of our total notional derivative contracts of $6.2 billion at March 31, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2019 was $(33.2) million and $0.3 million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $30 million and $27 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2019 and December 31, 2018, and their impact on earnings and other comprehensive income for the three months ended March 31, 2019 and 2018. Please refer to Note 10, “Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2019	2018	2019	2018	2019	2018	2019	2018
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$2,060	$—	$—	$2,000	$—	$90	$2,060	$2,090
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(2,032)	(3,413)	—	(568)	—	(3,981)	(2,032)
Total net derivatives		$2,060	$(2,032)	$(3,413)	$2,000	$(568)	$90	$(1,921)	$58
     ___________

(1)
Fair values reported include variation margin as legal settlement of the derivative contract. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Gross position(1)	$2,060	$2,090	$(3,981)	$(2,032)
Impact of master netting agreement	(1,231)	(1,389)	1,231	1,389
Derivative values with impact of master netting agreements (as carried on balance sheet)	829	701	(2,750)	(643)
Cash collateral pledged(2)	31,915	27,151	—	—
Net position	$32,744	$27,852	$(2,750)	$(643)
__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Notional Values

Interest rate swaps	$1,248,190	$1,280,367	$3,446,489	$3,137,965	$1,521,234	$1,577,978	$6,215,913	$5,996,310

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018

Deposits	$(3,445,524)	$(3,114,304)	$(9,784)	$14,202

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended March 31,
	2019	2018

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(3,827)	$5,853
Hedged items recorded in interest expense	(23,986)	15,265
Derivatives recorded in interest expense	23,888	(15,246)
Total	$(3,925)	$5,872

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$1,296	$(1,543)
Total	$1,296	$(1,543)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$4,202	$(4,755)
Total	4,202	(4,755)
Total	$1,573	$(426)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
	2019	2018

Amount of gain recognized in other comprehensive income (loss)	$(12,821)	$18,728
Less: amount of loss reclassified in interest expense	1,296	(1,562)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(14,117)	$20,290

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $3.7 million will be reclassified as an increase to interest expense.
Cash Collateral
As of March 31, 2019, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at March 31, 2019 and December 31, 2018, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $32 million and $27 million at March 31, 2019 and December 31, 2018, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2019	2018
Common stock repurchased under repurchase program(1)	5,435,476	—
Average purchase price per share(2)	$11.04	$—
Shares repurchased related to employee stock-based compensation plans(3)	1,289,391	2,740,018
Average purchase price per share	$10.95	$11.31
Common shares issued(4)	3,470,664	5,559,991

__________________

(1)	Common shares purchased under our share repurchase program, of which $140 million remained available as of March 31, 2019.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 29, 2019 was $9.91.

Dividend and Share Repurchases

In the three months ended March 31, 2019, we paid a common stock dividend of $0.03 per common share. We did not pay common stock dividends in the three months ended March 31, 2018.

Under our share repurchase program, we repurchased 5 million shares of common stock for $60 million in the three months ended March 31, 2019. Our share repurchase program permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million and expires on January 22, 2021. In the three months ended March 31, 2018, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Numerator:
Net income	$158,189	$126,254
Preferred stock dividends	4,468	3,397
Net income attributable to SLM Corporation common stock	$153,721	$122,857
Denominator:
Weighted average shares used to compute basic EPS	434,574	433,952
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,674	5,025
Weighted average shares used to compute diluted EPS	438,248	438,977

Basic earnings per common share attributable to SLM Corporation	$0.35	$0.28

Diluted earnings per common share attributable to SLM Corporation	$0.35	$0.28

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended March 31, 2019 and 2018, securities covering approximately 2 million and no shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2018 Form 10-K.

During the three months ended March 31, 2019, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$207,907	$—	$207,907	$—	$176,245	$—	$176,245
Derivative instruments	—	2,060	—	2,060	—	2,090	—	2,090
Total	$—	$209,967	$—	$209,967	$—	$178,335	$—	$178,335

Liabilities
Derivative instruments	$—	$(3,981)	$—	$(3,981)	$—	$(2,032)	$—	$(2,032)
Total	$—	$(3,981)	$—	$(3,981)	$—	$(2,032)	$—	$(2,032)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2019			December 31, 2018
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$23,854,015	$21,576,534	$2,277,481	$22,313,419	$20,294,843	$2,018,576
FFELP Loans	841,070	829,203	11,867	859,185	847,889	11,296
Personal Loans	1,137,407	1,092,649	44,758	1,156,531	1,128,187	28,344
Cash and cash equivalents	2,156,257	2,156,257	—	2,559,106	2,559,106	—
Available-for-sale investments	207,907	207,907	—	176,245	176,245	—
Accrued interest receivable	1,409,728	1,299,496	110,232	1,285,842	1,191,981	93,861
Tax indemnification receivable	43,124	43,124	—	39,207	39,207	—
Derivative instruments	2,060	2,060	—	2,090	2,090	—
Total earning assets	$29,651,568	$27,207,230	$2,444,338	$28,391,625	$26,239,548	$2,152,077
Interest-bearing liabilities:
Money-market and savings accounts	$9,690,078	$9,688,622	$(1,456)	$9,370,957	$9,390,108	$19,151
Certificates of deposit	10,000,546	9,973,668	(26,878)	9,513,194	9,551,974	38,780
Long-term borrowings	4,505,828	4,476,406	(29,422)	4,278,931	4,284,304	5,373
Accrued interest payable	68,746	68,746	—	61,341	61,341	—
Derivative instruments	3,981	3,981	—	2,032	2,032	—
Total interest-bearing liabilities	$24,269,179	$24,211,423	$(57,756)	$23,226,455	$23,289,759	$63,304

Excess of net asset fair value over carrying value			$2,386,582			$2,215,381

Please refer to Note 14, “Fair Value Measurements” in our 2018 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Regulatory Capital

Sallie Mae Bank (the “Bank”) is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions (the “UDFI”). Failure to meet minimum capital requirements and any applicable buffers can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operation and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s regulatory capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Under U.S. Basel III, the Bank is required to maintain minimum risk-based and leverage-based capital ratios. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of March 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,989,525	11.9%		$1,757,430	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,989,525	11.9%		$2,134,022	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,303,905	13.2%		$2,636,145	>	10.5%
Tier 1 Capital (to Average Assets)	$2,989,525	11.0%	(2)	$1,085,405	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%

________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Regulatory Capital (Continued)

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid $85 million in dividends to the Company for the three months ended March 31, 2019 and no dividends for the three months ended March 31, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2019, we had $0.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At March 31, 2019, we had a $0.3 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
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

The following information is current as of April 17, 2019 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019) (the “2018 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2018 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to, our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks and uncertainties. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2018 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “ ‘Core Earnings’ ” in this Form 10-Q for the quarter ended March 31, 2019 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2019	2018

Net income attributable to SLM Corporation common stock	$153,721	$122,857
Diluted earnings per common share attributable to SLM Corporation	$0.35	$0.28
Weighted average shares used to compute diluted earnings per share	438,248	438,977
Return on assets	2.4%	2.2%
Non-GAAP operating efficiency ratio(1)	33.8%	36.5%

Other Operating Statistics
Ending Private Education Loans, net	$21,576,534	$18,600,723
Ending FFELP Loans, net	829,203	909,295
Ending total education loans, net	$22,405,737	$19,510,018

Ending Personal Loans, net	$1,092,649	$656,586

Average education loans	$22,570,776	$19,579,434
Average Personal Loans	$1,176,466	$528,644
__________
(1) We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in the “Core Earnings” adjustments to GAAP table set forth in this Form 10-Q). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2019.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%
Interest income:
Loans	$553	$430	$123	29%
Investments	1	2	(1)	(50)
Cash and cash equivalents	12	5	7	140
Total interest income	566	437	129	30
Total interest expense	164	104	60	58
Net interest income	402	333	70	21
Less: provisions for credit losses	64	54	10	19
Net interest income after provisions for credit losses	338	279	60	22
Non-interest income:
Gains on derivatives and hedging activities, net	3	4	(1)	(25)
Other income	13	9	4	44
Total non-interest income	16	13	3	23
Non-interest expenses:
Total non-interest expenses	140	125	15	12
Income before income tax expense	214	167	47	28
Income tax expense	56	41	15	37
Net income	158	126	32	25
Preferred stock dividends	4	3	1	33
Net income attributable to SLM Corporation common stock	$154	$123	$31	25%
Basic earnings per common share attributable to SLM Corporation	$0.35	$0.28	$0.07	25%
Diluted earnings per common share attributable to SLM Corporation	$0.35	$0.28	$0.07	25%
Dividends per common share attributable to SLM Corporation	$0.03	$—	$0.03	100%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
For the three months ended March 31, 2019, net income was $158 million, or $0.35 diluted earnings per common share, compared with net income of $126 million, or $0.28 diluted earnings per common share, for the three months ended March 31, 2018. The year-over-year increase in net income was due to a $70 million increase in net interest income and a $3 million increase in non-interest income, which were offset by a $10 million increase in provisions for credit losses, a $15 million increase in total non-interest expenses and a $15 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $70 million in the current quarter compared with the year-ago quarter due to a $3.6 billion increase in average loans outstanding and an 11 basis point increase in net interest margin. Net interest margin increased primarily as a result of the benefit from an increase in LIBOR rates during 2018, which increased the yield on our variable-rate Private Education Loan portfolio more than it increased our cost of funds, and of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates as well as a higher percentage of our total interest-bearing liabilities consisting of higher cost other interest-bearing liabilities, which include both our unsecured and secured borrowings.
•Provisions for credit losses in the current quarter increased $10 million compared with the year-ago quarter. This increase was primarily the result of growth in the provision for our Personal Loan portfolio. The provision for Personal Loans grew because the portfolio increased from $676 million at March 31, 2018 to $1.2 billion at March 31, 2019. Provision expenses for our Private Education Loan portfolio remained unchanged compared with the year-ago quarter because of improved credit performance.
•Gains on derivatives and hedging activities, net, decreased $1 million in the first quarter of 2019 compared with the year-ago quarter.
•Other income in the current quarter increased $4 million from the year-ago quarter primarily due to a $4 million increase in the tax indemnification receivable related to uncertain tax positions.
•First-quarter 2019 non-interest expenses were $140 million, compared with $125 million in the year-ago quarter. The increase in non-interest expenses was primarily driven by growth in the portfolio and costs related to product diversification. Our non-GAAP efficiency ratio declined to 33.8 percent at March 31, 2019 from 36.5 percent at March 31, 2018. The decline was primarily the result of net interest income increasing 21 percent while non-interest expenses only increased by 12 percent compared to the year-ago quarter.
•First-quarter 2019 income tax expense was $56 million, compared with $41 million in the year-ago quarter. The effective tax rate increased in the first-quarter 2019 to 26.2 percent from 24.5 percent in the year-ago quarter. The growth in the effective tax rate was primarily driven by a $4 million increase in indemnified uncertain tax positions. This amount was fully offset by a corresponding increase in our indemnification receivable, which was recorded in other income. Absent this item, the effective tax rate would have been 24.9 percent.

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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains on derivatives and hedging activities, net.”
In the third-quarter 2018, we changed our definition of “Core Earnings” to no longer exclude ineffectiveness related to derivative instruments that are receiving hedge accounting treatment. As such, the only adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. For periods beginning July 1, 2018, the amount recorded in “Gains on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment and (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings”, we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Hedge ineffectiveness gains prior to adoption of ASU No. 2017-12	$—	$8,537
Unrealized gains (losses) on instruments not in a hedging relationship	4,202	(4,755)
Interest reclassification	(1,439)	110
Gains on derivatives and hedging activities, net	$2,763	$3,892

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018

“Core Earnings” adjustments to GAAP:

GAAP net income	$158,189	$126,254
Preferred stock dividends	4,468	3,397
GAAP net income attributable to SLM Corporation common stock	$153,721	$122,857

Adjustments:
Net impact of derivative accounting(1)	(4,202)	(3,782)
Net tax effect(2)	(1,027)	(919)
Total “Core Earnings” adjustments to GAAP	(3,175)	(2,863)

“Core Earnings” attributable to SLM Corporation common stock	$150,546	$119,994

GAAP diluted earnings per common share	$0.35	$0.28
Derivative adjustments, net of tax	(0.01)	(0.01)
“Core Earnings” diluted earnings per common share	$0.34	$0.27
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

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,732,826	9.50%	$18,659,717	8.84%
FFELP Loans	837,950	4.94	919,717	4.25
Personal Loans	1,176,466	11.81	528,644	10.64
Taxable securities	188,538	3.05	296,512	2.65
Cash and other short-term investments	2,033,492	2.31	1,451,437	1.47
Total interest-earning assets	25,969,272	8.85%	21,856,027	8.11%

Non-interest-earning assets	1,164,857		1,111,430

Total assets	$27,134,129		$22,967,457

Average Liabilities and Equity
Brokered deposits	$10,540,219	2.72%	$8,673,261	2.04%
Retail and other deposits	8,915,526	2.51	7,727,564	1.77
Other interest-bearing liabilities(1)	4,270,252	3.63	3,461,050	3.18
Total interest-bearing liabilities	23,725,997	2.81%	19,861,875	2.14%

Non-interest-bearing liabilities	395,974		561,546
Equity	3,012,158		2,544,036
Total liabilities and equity	$27,134,129		$22,967,457

Net interest margin		6.28%		6.17%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2019 vs. 2018
Interest income	$129,222	$41,914	$87,308
Interest expense	59,555	36,758	22,797
Net interest income	$69,667	$6,047	$63,620

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	March 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$4,515,470	$155	$—	$4,515,625
Grace, repayment and other(2)	17,276,152	828,485	1,162,874	19,267,511
Total, gross	21,791,622	828,640	1,162,874	23,783,136
Deferred origination costs and unamortized premium/(discount)	70,858	2,323	394	73,575
Allowance for loan losses	(285,946)	(1,760)	(70,619)	(358,325)
Total loan portfolio, net	$21,576,534	$829,203	$1,092,649	$23,498,386

% of total	92%	3%	5%	100%
____________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2019		2018
Private Education Loans	$21,732,826	92%	$18,659,717	93%
FFELP Loans	837,950	3	919,717	4
Personal Loans	1,176,466	5	528,644	3
Total portfolio	$23,747,242	100%	$20,108,078	100%

Loan Activity

	Three Months Ended March 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	1,443,953	—	120,890	1,564,843
Variable-rate	688,781	—	—	688,781
Total acquisitions and originations	2,132,734	—	120,890	2,253,624
Capitalized interest and deferred origination cost premium amortization	121,105	7,432	(58)	128,479
Sales	—	—	—	—
Loan consolidations to third-parties	(386,149)	(8,031)	—	(394,180)
Allowance	(8,003)	(783)	(8,418)	(17,204)
Repayments and other	(577,996)	(17,304)	(147,952)	(743,252)
Ending balance	$21,576,534	$829,203	$1,092,649	$23,498,386

	Three Months Ended March 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed-rate	941,444	—	327,181	1,268,625
Variable-rate	1,031,510	—	—	1,031,510
Total acquisitions and originations	1,972,954	—	327,181	2,300,135
Capitalized interest and deferred origination cost premium amortization	95,398	7,777	—	103,175
Sales	(2,036)	—	—	(2,036)
Loan consolidations to third-parties	(223,751)	(7,429)	—	(231,180)
Allowance	(8,388)	19	(12,279)	(20,648)
Repayments and other	(478,284)	(20,231)	(51,968)	(550,483)
Ending balance	$18,600,723	$909,295	$656,586	$20,166,604

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at March 31, 2019 increased by 24 percent compared with March 31, 2018, and now total 41 percent of our Private Education Loan portfolio at March 31, 2019.

“Loan consolidations to third-parties” for the three months ended March 31, 2019 total 4.4 percent of our Private Education Loan portfolio in full principal and interest repayment status at March 31, 2019, or 1.8 percent of our total Private Education Loan portfolio at March 31, 2019, compared with the year-ago period of 3.1 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.2 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment. The increase in the volume of loans in repayment accounts for the majority of the aggregate increase in loan consolidations, scheduled repayments, unscheduled prepayments and capitalized interest set forth above.
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended March 31,
(Dollars in thousands)	2019	%	2018	%
Smart Option - interest only(1)	$480,712	23%	$445,720	23%
Smart Option - fixed pay(1)	594,461	28	517,847	26
Smart Option - deferred(1)	819,793	38	797,425	40
Smart Option - principal and interest	3,958	—	2,268	—
Graduate Loan	181,678	9	172,612	9
Parent Loan	50,466	2	36,297	2
Total Private Education Loan originations	$2,131,068	100%	$1,972,169	100%

Percentage of loans with a cosigner	88.6%		89.3%
Average FICO at approval(2)	747		746

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2019				2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$341,121	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(39,577)	(234)	(15,251)	(55,062)	(37,353)	(250)	(1,200)	(38,803)
Loan sales(1)	—	—	—	—	(1,216)	—	—	(1,216)
Plus:
Recoveries	5,697	—	909	6,606	5,087	—	31	5,118
Provision for loan losses	41,883	1,017	22,760	65,660	41,870	231	13,448	55,549
Ending balance	$285,946	$1,760	$70,619	$358,325	$252,103	$1,113	$18,907	$272,123

Troubled debt restructurings(2)	$1,327,668	$—	$—	$1,327,668	$1,043,103	$—	$—	$1,043,103

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2019, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 41 percent of our total Private Education Loan portfolio at March 31, 2019, compared with 38 percent at March 31, 2018.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2018 Form 10-K.
The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,870,853		$5,369,984
Loans in forbearance(2)	610,209		465,286
Loans in repayment and percentage of each status:
Loans current	14,927,591	97.5%	12,635,627	97.5%
Loans delinquent 31-60 days(3)	216,295	1.4	179,989	1.4
Loans delinquent 61-90 days(3)	104,199	0.7	95,974	0.7
Loans delinquent greater than 90 days(3)	62,475	0.4	47,152	0.4
Total Private Education Loans in repayment	15,310,560	100.0%	12,958,742	100.0%
Total Private Education Loans, gross	21,791,622		18,794,012
Private Education Loans deferred origination costs and unamortized premium/(discount)	70,858		58,814
Total Private Education Loans	21,862,480		18,852,826
Private Education Loans allowance for losses	(285,946)		(252,103)
Private Education Loans, net	$21,576,534		$18,600,723

Percentage of Private Education Loans in repayment		70.3%		69.0%

Delinquencies as a percentage of Private Education Loans in repayment		2.5%		2.5%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.8%		3.5%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$277,943	$243,715
Total provision	41,883	41,870
Net charge-offs:
Charge-offs	(39,577)	(37,353)
Recoveries	5,697	5,087
Net charge-offs	(33,880)	(32,266)
Loan sales(1)	—	(1,216)
Allowance at end of period	$285,946	$252,103

Allowance as a percentage of the ending total loan balance	1.31%	1.34%
Allowance as a percentage of the ending loans in repayment(2)	1.87%	1.95%
Allowance coverage of net charge-offs (annualized)	2.11	1.95
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.89%	1.01%
Delinquencies as a percentage of ending loans in repayment(2)	2.50%	2.49%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.83%	3.47%
Ending total loans, gross	$21,791,622	$18,794,012
Average loans in repayment(2)	$15,165,072	$12,747,929
Ending loans in repayment(2)	$15,310,560	$12,958,742
     _______

(1)	Represents fair value adjustments on loans sold.

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
Forbearance may also be granted to customers who are delinquent in their payments. If specific requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time. We review our forbearance policies and practices from time to time and update them as circumstances warrant.
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to 2.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2019 and March 31, 2018, 7.2 percent and 5.7 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2019, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.7 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 71 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,871	$5,871
Loans in forbearance	351	83	71	53	52	—	610
Loans in repayment - current	4,935	3,391	2,600	1,924	2,079	—	14,929
Loans in repayment - delinquent 31-60 days	89	40	34	24	29	—	216
Loans in repayment - delinquent 61-90 days	46	19	15	11	13	—	104
Loans in repayment - delinquent greater than 90 days	30	11	9	6	6	—	62
Total	$5,451	$3,544	$2,729	$2,018	$2,179	$5,871	21,792
Deferred origination costs and unamortized premium/(discount)							71
Allowance for loan losses							(286)
Total Private Education Loans, net							$21,577

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.20%	0.52%	0.45%	0.33%	0.33%	—%	3.83%

(Dollars in millions) March 31, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,370	$5,370
Loans in forbearance	273	68	55	37	32	—	465
Loans in repayment - current	4,326	3,131	2,390	1,516	1,273	—	12,636
Loans in repayment - delinquent 31-60 days	78	36	29	18	19	—	180
Loans in repayment - delinquent 61-90 days	51	15	13	8	9	—	96
Loans in repayment - delinquent greater than 90 days	26	7	6	4	4	—	47
Total	$4,754	$3,257	$2,493	$1,583	$1,337	$5,370	18,794
Deferred origination costs and unamortized premium/(discount)							59
Allowance for loan losses							(252)
Total Private Education Loans, net							$18,601

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.03%	0.51%	0.41%	0.28%	0.24%	—%	3.47%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$380,750	$214,476	$14,703,422	$11,912	$15,310,560
$ in total	$627,350	$216,840	$20,934,993	$12,439	$21,791,622

	December 31, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Total
$ in repayment(1)	$297,844	$175,885	$14,180,350	$12,777	$14,666,856
$ in total	$512,259	$177,750	$19,801,184	$13,272	$20,504,465
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2019	$1,276,825	$2,374	$4,687
December 31, 2018	$1,168,823	$1,920	$6,322
March 31, 2018	$1,045,577	$1,783	$4,694

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	March 31,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,141,664	98.2%	$672,762	99.6%
Loans delinquent 31-60 days(1)	9,224	0.8	1,463	0.2
Loans delinquent 61-90 days(1)	5,991	0.5	865	0.1
Loans delinquent greater than 90 days(1)	5,995	0.5	566	0.1
Total Personal Loans in repayment	1,162,874	100.0%	675,656	100.0%
Total Personal Loans, gross	1,162,874		675,656
Personal Loans deferred origination costs and unamortized premium/(discount)	394		(163)
Total Personal Loans	1,163,268		675,493
Personal Loans allowance for losses	(70,619)		(18,907)
Personal Loans, net	$1,092,649		$656,586
Delinquencies as a percentage of Personal Loans in repayment		1.8%		0.4%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2019	December 31, 2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$26,328	$25,990
Sallie Mae Bank(1)	2,129,929	2,533,116
Available-for-sale investments	207,907	176,245
Total unrestricted cash and liquid investments	$2,364,164	$2,735,351
____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$25,968	$19,125
Sallie Mae Bank(1)	1,838,484	1,302,703
Available-for-sale investments	188,310	238,281
Total unrestricted cash and liquid investments	$2,052,762	$1,560,109

____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Deposits - interest bearing	$19,662,290	$18,942,082
Deposits - non-interest bearing	1,696	1,076
Total deposits	$19,663,986	$18,943,158

Our total deposits of $19.7 billion were comprised of $10.6 billion in brokered deposits and $9.1 billion in retail and other deposits at March 31, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of March 31, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.2 billion of our deposit total as of March 31, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended March 31, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $7 million for the three months ended March 31, 2019 and 2018, respectively.
Interest bearing deposits at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$8,974,104	2.59%	$8,687,766	2.46%
Savings	714,518	2.03	702,342	2.00
Certificates of deposit	9,973,668	2.76	9,551,974	2.74
Deposits - interest bearing	$19,662,290		$18,942,082
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2019, and December 31, 2018, there were $638 million and $523 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $57 million and $53 million at March 31, 2019 and December 31, 2018, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2019, $5.6 billion notional of our derivative contracts were cleared on the CME and $0.6 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.9 percent and 9.1 percent, respectively, of our total notional derivative contracts of $6.2 billion at March 31, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2019 was $(33.2) million and $0.3 million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $30 million and $27 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of March 31, 2019, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of March 31, 2019.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$29,995
Exposure to counterparties with credit ratings, net of collateral	$21,683
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements and any applicable buffers can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s regulatory capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.
 Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks and protect the interests of depositors and the Deposit Insurance Fund administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for the remainder of 2019. As of March 31, 2019, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework. As our balance sheet continues to grow in 2019, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of these regulatory capital standards for 2019.
Under U.S. Basel III, the Bank is required to maintain the following minimum regulatory capital ratios: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of March 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,989,525	11.9%		$1,757,430	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,989,525	11.9%		$2,134,022	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,303,905	13.2%		$2,636,145	>	10.5%
Tier 1 Capital (to Average Assets)	$2,989,525	11.0%	(2)	$1,085,405	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%
________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid $85 million in dividends to the Company for the three months ended March 31, 2019 and no dividends for the three months ended March 31, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.
Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2019 and December 31, 2018, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Borrowings.”

	March 31, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,551	$197,551	$—	$197,348	$197,348
Total unsecured borrowings	—	197,551	197,551	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,472,933	2,472,933	—	2,284,347	2,284,347
Variable-rate	—	1,805,922	1,805,922	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,278,855	4,278,855	—	4,086,956	4,086,956
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,278,855	4,278,855	—	4,086,956	4,086,956
Total	$—	$4,476,406	$4,476,406	$—	$4,284,304	$4,284,304

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.3 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2019 or in the year ended December 31, 2018.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At March 31, 2019, we had $0.5 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2018/2019 academic year. At March 31, 2019, we had a $0.3 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, derivative accounting, and transfers of financial assets and the VIE consolidation model, can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the quarter ended March 31, 2019.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, to achieve a parallel yield curve shock for most rates. Some rates are shocked at higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2019 and 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate a market risk profile that has changed slightly from the prior year’s EAR results. The EVE analysis indicates a change in the direction of rate sensitivity, due primarily to a balance sheet mix change toward more fixed-rate Private Education Loans. This leads the overall change in value in response to an upward rate shock to have a minor negative impact on EVE. The baseline valuation of equity showed a higher relative value in 2018 and a lower relative valuation in 2019, due to the significant changes in the shape of the yield curve used for discounting purposes between the fourth quarter of 2018 and the first quarter of 2019. Both EAR and EVE analyses continue to indicate a relatively low level of interest rate sensitivity.

	March 31,
	2019			2018
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+6.0%	+1.9%	-1.9%	+7.0%	+2.3%	-2.6%
EAR - Ramp	+6.3%	+2.2%	-1.7%	+5.1%	+1.7%	-2.0%
EVE	-1.3%	-0.6%	+0.7%	+2.6%	+0.9%	-2.0%

The EVE results in the table above reflect a change in the calculation of the 2019 and 2018 rate sensitivities. A modification of the discounting methodology resulted in a higher baseline EVE measurement, which results in lower sensitivities. The actual dollar changes in EVE in response to interest rate shocks has changed only slightly. Prior to the change in calculation, the EVE sensitivities at December 31, 2018 were +4.5 percent for “+300 basis points”, +1.3 percent for “+100 basis points” and -3.0 percent for “-100 basis points.”
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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, which includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of March 31, 2019, there were $10.5 billion of loans with 25 percent interest rate caps on the balance sheet. The less asset-sensitive position at the end of the first quarter of 2019 results in a more balanced interest rate risk profile, leaving the Bank positioned more defensively against potential rate decreases. This sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$415.8	$(415.8)
3-month Treasury bill	weekly	121.3	—	121.3
Prime	monthly	2.1	—	2.1
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	13,763.6	8,393.4	5,370.2
1-month LIBOR	daily	707.3	—	707.3
Non-Discrete reset(2)	daily/weekly	2,309.9	3,578.4	(1,268.5)
Fixed-Rate(3)		10,709.4	14,826.0	(4,116.6)
Total		$27,613.6	$27,613.6	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

(2)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDAs swapped to fixed-rates and stockholders' equity.

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, for which the rates offered are quite highly correlated to changes in the 1-month LIBOR on a monthly basis. The funding in the fixed-rate bucket includes $2.6 billion of equity and $0.4 billion of non-interest bearing liabilities. In addition, as of March 31, 2019, a block of fixed-rate funding has been placed on the balance sheet that will mature coincident with an anticipated ABS issuance providing both fixed and variable-rate debt.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2019.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.39
Personal loans	1.37
Cash and investments	0.55
Total earning assets	4.74

Deposits
Short-term deposits	0.61
Long-term deposits	2.81
Total deposits	1.13

Borrowings
Long-term borrowings	4.10
Total borrowings	4.10

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information, see Item 3. “Legal Proceedings” in our 2018 Form 10-K.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2019.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2019	683	$10.80	—	$200,000
February 1 - February 28, 2019	4,082	$11.15	3,499	$161,000
March 1 - March 31, 2019	1,960	$10.83	1,936	$140,000
Total first-quarter 2019	6,725	$11.02	5,435
_________

(1)
The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed herein, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units and performance stock units.

(2)
In January 2019, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $200 million. The share repurchase program expires on January 22, 2021.

The closing price of our common stock on the Nasdaq Global Select Market on March 29, 2019 was $9.91.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Performance Stock Unit Term Sheet.

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2018 Management Incentive Plan Award.

10.4	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of March 5, 2019).

10.5	Amendment to Sallie Mae Supplemental 401(k) Savings Plan (Effective March 5, 2019).

10.6	Amendment to SLM Corporation Deferred Compensation Plan for Key Employees (Effective March 5, 2019).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 17, 2019