Form 10-Q
period 2019-06-30
SLM Corp
filed 2019-07-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13251

SLM Corporation
(Exact name of registrant as specified in its charter)

Delaware			52-2013874
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Continental Drive	Newark,	Delaware	19713
(Address of principal executive offices)			(Zip Code)
(302) 451-0200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.20 per share	SLM	The NASDAQ Global Select Market
Floating Rate Non-Cumulative Preferred Stock, Series B, par value $.20 per share	SLMBP	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2019, there were 426,594,990 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$3,998,514	$2,559,106
Available-for-sale investments at fair value (cost of $331,519 and $182,325, respectively)	331,541	176,245
Loans held for investment (net of allowance for losses of $383,997 and $341,121, respectively)	23,268,646	22,270,919
Restricted cash	141,441	122,789
Other interest-earning assets	65,187	27,157
Accrued interest receivable	1,401,618	1,191,981
Premises and equipment, net	129,658	105,504
Income taxes receivable, net	93,489	41,570
Tax indemnification receivable	38,925	39,207
Other assets	116,207	103,695
Total assets	$29,585,226	$26,638,173

Liabilities
Deposits	$21,178,134	$18,943,158
Long-term borrowings	4,862,763	4,284,304
Upromise member accounts	200,676	213,104
Other liabilities	246,337	224,951
Total liabilities	26,487,910	23,665,517

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 453.5 million and 449.9 million shares issued, respectively	90,702	89,972
Additional paid-in capital	1,296,409	1,274,635
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $(4,390) and $3,436, respectively)	(13,579)	10,623
Retained earnings	1,600,855	1,340,017
Total SLM Corporation stockholders’ equity before treasury stock	3,374,387	3,115,247
Less: Common stock held in treasury at cost: 26.9 million and 14.2 million shares, respectively	(277,071)	(142,591)
Total equity	3,097,316	2,972,656
Total liabilities and equity	$29,585,226	$26,638,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans	$553,905	$454,045	$1,107,384	$884,093
Investments	1,706	1,694	3,127	3,641
Cash and cash equivalents	18,111	6,572	29,664	11,808
Total interest income	573,722	462,311	1,140,175	899,542
Interest expense:
Deposits	136,597	90,605	262,584	168,061
Interest expense on short-term borrowings	1,135	1,128	2,300	3,521
Interest expense on long-term borrowings	39,122	29,628	76,142	54,396
Total interest expense	176,854	121,361	341,026	225,978
Net interest income	396,868	340,950	799,149	673,564
Less: provisions for credit losses	93,375	63,267	157,165	117,198
Net interest income after provisions for credit losses	303,493	277,683	641,984	556,366
Non-interest income:
Gains on sales of loans, net	—	2,060	—	2,060
Losses on sales of securities, net	—	(1,549)	—	(1,549)
Gains (losses) on derivatives and hedging activities, net	16,736	(5,268)	19,499	(1,376)
Other income	2,655	12,295	16,033	21,937
Total non-interest income	19,391	7,538	35,532	21,072
Non-interest expenses:
Compensation and benefits	66,495	60,245	145,233	128,562
FDIC assessment fees	7,356	8,001	14,974	16,797
Other operating expenses	64,955	67,069	118,746	114,922
Total non-interest expenses	138,806	135,315	278,953	260,281
Income before income tax expense	184,078	149,906	398,563	317,157
Income tax expense	33,801	40,074	90,097	81,071
Net income	150,277	109,832	308,466	236,086
Preferred stock dividends	4,331	3,920	8,799	7,317
Net income attributable to SLM Corporation common stock	$145,946	$105,912	$299,667	$228,769
Basic earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.69	$0.53
Average common shares outstanding	429,278	435,187	431,911	434,573
Diluted earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.69	$0.52
Average common and common equivalent shares outstanding	432,253	439,445	435,233	439,212
Dividends per common share attributable to SLM Corporation	$0.06	$—	$0.09	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$150,277	$109,832	$308,466	$236,086
Other comprehensive income (loss):
Unrealized gains (losses) on investments	3,164	42	6,102	(4,085)
Unrealized gains (losses) on cash flow hedges	(24,013)	10,014	(38,130)	30,304
Total unrealized gains (losses)	(20,849)	10,056	(32,028)	26,219
Income tax benefit (expense)	5,093	(2,441)	7,826	(6,343)
Other comprehensive income (loss), net of tax benefit (expense)	(15,756)	7,615	(24,202)	19,876
Total comprehensive income	$134,521	$117,447	$284,264	$255,962

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2018	4,000,000	449,023,578	(13,827,355)	435,196,223	$400,000	$89,805	$1,252,609	$15,601	$990,447	$(138,629)	$2,609,833
Net income	—	—	—	—	—	—	—	—	109,832	—	109,832
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,615	—	—	7,615
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	117,447
Cash dividends:
Preferred Stock, Series B ($0.98 per share)	—	—	—	—	—	—	—	—	(3,920)	—	(3,920)
Issuance of common shares	—	384,955		384,955	—	77	2,076	—	—	—	2,153
Stock-based compensation expense	—	—	—	—	—	—	5,516	—	—	—	5,516
Shares repurchased related to employee stock-based compensation plans	—	—	(200,577)	(200,577)	—	—	—	—	—	(2,327)	(2,327)
Balance at June 30, 2018	4,000,000	449,408,533	(14,027,932)	435,380,601	$400,000	$89,882	$1,260,201	$23,216	$1,096,359	$(140,956)	$2,728,702

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2019	4,000,000	453,326,885	(20,899,600)	432,427,285	$400,000	$90,666	$1,290,683	$2,177	$1,480,718	$(216,710)	$3,047,534
Net income	—	—	—	—	—	—	—	—	150,277	—	150,277
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(15,756)	—	—	(15,756)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	134,521
Cash dividends:
Common Stock ($0.06 per share)	—	—	—	—	—	—	—	—	(25,804)	—	(25,804)
Preferred Stock, Series B ($1.08 per share)	—	—	—	—	—	—	—	—	(4,331)	—	(4,331)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	181,020		181,020	—	36	139	—	—	—	175
Stock-based compensation expense	—	—	—	—	—	—	5,582	—	—	—	5,582
Common stock repurchased	—	—	(5,989,279)	(5,989,279)	—	—	—	—	—	(60,120)	(60,120)
Shares repurchased related to employee stock-based compensation plans	—	—	(24,036)	(24,036)	—	—	—	—	—	(241)	(241)
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	236,086	—	236,086
Other comprehensive income, net of tax	—	—	—	—	—	—	—	19,876	—	—	19,876
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	255,962
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Cash dividends:
Preferred Stock, Series B ($1.81 per share)	—	—	—	—	—	—	—	—	(7,317)	—	(7,317)
Issuance of common shares	—	5,944,946	—	5,944,946	—	1,189	17,663	—	—	—	18,852
Stock-based compensation expense	—	—	—	—	—	—	20,261	—	—	—	20,261
Shares repurchased related to employee stock-based compensation plans	—	—	(2,940,595)	(2,940,595)	—	—	—	—	—	(33,312)	(33,312)
Balance at June 30, 2018	4,000,000	449,408,533	(14,027,932)	435,380,601	$400,000	$89,882	$1,260,201	$23,216	$1,096,359	$(140,956)	$2,728,702

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	308,466	—	308,466
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(24,202)	—	—	(24,202)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	284,264
Cash dividends:
Common Stock ($0.09 per share)	—	—	—	—	—	—	—	—	(38,824)	—	(38,824)
Preferred Stock, Series B ($2.20 per share)	—	—	—	—	—	—	—	—	(8,799)	—	(8,799)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,651,684		3,651,684	—	730	2,296	—	—	—	3,026
Stock-based compensation expense	—	—	—	—	—	—	19,473	—	—	—	19,473
Common stock repurchased	—	—	(11,424,755)	(11,424,755)	—	—	—	—	—	(120,120)	(120,120)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,313,427)	(1,313,427)	—	—	—	—	—	(14,360)	(14,360)
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$308,466	$236,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	157,165	117,198
Income tax expense	90,097	81,071
Amortization of brokered deposit placement fee	7,625	5,847
Amortization of Secured Borrowing Facility upfront fee	559	575
Amortization of deferred loan origination costs and loan premium/(discounts), net	6,426	5,115
Net amortization of discount on investments	493	985
Increase (reduction) in tax indemnification receivable	282	(3,453)
Depreciation of premises and equipment	6,968	6,475
Stock-based compensation expense	19,473	20,261
Unrealized gains (losses) on derivatives and hedging activities, net	(21,950)	1,175
Gains on sales of loans, net	—	(2,060)
Losses on sales of securities, net	—	1,549
Other adjustments to net income, net	3,851	3,480
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(478,886)	(407,813)
Increase in other interest-earning assets	(38,030)	(6,799)
Decrease in tax indemnification receivable	—	17,994
Increase in other assets	(28,297)	(51,448)
Decrease in income taxes payable, net	(132,250)	(107,973)
Increase in accrued interest payable	7,037	11,295
Increase (decrease) in other liabilities	27,927	(9,054)
Total adjustments	(371,510)	(315,580)
Total net cash used in operating activities	(63,044)	(79,494)
Investing activities
Loans acquired and originated	(2,919,389)	(3,162,764)
Net proceeds from sales of loans held for investment	—	44,832
Proceeds from claim payments	21,356	27,000
Net decrease in loans held for investment	2,004,272	1,442,627
Purchases of available-for-sale securities	(160,317)	(2,914)
Proceeds from sales and maturities of available-for-sale securities	10,629	62,237
Total net cash used in investing activities	(1,043,449)	(1,588,982)
Financing activities
Brokered deposit placement fee	(15,380)	(18,885)
Net increase in certificates of deposit	1,787,511	947,437
Net increase in other deposits	373,452	331,926
Borrowings collateralized by loans in securitization trusts - issued	1,105,594	1,350,587
Borrowings collateralized by loans in securitization trusts - repaid	(530,765)	(411,904)
Borrowings under Secured Borrowing Facility	—	300,000
Repayment of borrowings under Secured Borrowing Facility	—	(300,000)
Fees paid on Secured Borrowing Facility	(1,116)	(1,095)
Common stock dividends paid	(25,824)	—
Preferred stock dividends paid	(8,799)	(7,317)
Common stock repurchased	(120,120)	—

Net cash provided by financing activities	2,564,553	2,190,749
Net increase in cash, cash equivalents and restricted cash	1,458,060	522,273
Cash, cash equivalents and restricted cash at beginning of period	2,681,895	1,636,175
Cash, cash equivalents and restricted cash at end of period	$4,139,955	$2,158,448
Cash disbursements made for:
Interest	$323,278	$207,872
Income taxes paid	$132,036	$111,173
Income taxes refunded	$(718)	$(3,790)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,998,514	$2,043,789
Restricted cash	141,441	114,659
Total cash, cash equivalents and restricted cash	$4,139,955	$2,158,448
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
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
Reclassifications
Certain reclassifications have been made to the balances for the three and six months ended June 30, 2018, to be consistent with classifications adopted in 2019, which had no effect on net income, total assets or total liabilities.
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

Recently Issued but Not Yet Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which will become effective for us on January 1, 2020. This ASU eliminates the current accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for loan losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date.
We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans (as hereinafter defined) and our Personal Loans (as hereinafter defined) acquired from third-parties. For our Private Education Loan and total Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term expected loss rates. During the remainder of 2019, we plan to complete our loss models for Personal Loans we originate and credit card receivables and complete the testing and validation for all the models to be used to implement CECL. During the second quarter of 2019, we performed a dry run of our CECL solution for our Private Education Loan and purchased Personal Loan portfolios to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution are currently undergoing validation or will be in the coming months.
Adoption of the standard will have a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The extent of the impact upon adoption at January 1, 2020 will likely depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Investments

The amortized cost and fair value of securities available for sale are as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$233,210	$1,196	$(1,445)	$232,961
Utah Housing Corporation bonds	21,136	181	(70)	21,247
U.S. government-sponsored enterprises	77,173	160	—	77,333
Total	$331,519	$1,537	$(1,515)	$331,541

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$159,937	$155	$(5,517)	$154,575
Utah Housing Corporation bonds	22,388	23	(741)	21,670
Total	$182,325	$178	$(6,258)	$176,245

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our available for sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2019:
Mortgage-backed securities	$(6)	$10,815	$(1,439)	$101,969	$(1,445)	$112,784
Utah Housing Corporation bonds	—	—	(70)	11,955	(70)	11,955
U.S. government-sponsored enterprises	—	—	—	—	—	—
Total	$(6)	$10,815	$(1,509)	$113,924	$(1,515)	$124,739

As of December 31, 2018:
Mortgage-backed securities	$(228)	$16,948	$(5,289)	$125,537	$(5,517)	$142,485
Utah Housing Corporation bonds	—	—	(741)	16,647	(741)	16,647
Total	$(228)	$16,948	$(6,030)	$142,184	$(6,258)	$159,132

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $62 million, $110 million, and $60 million, respectively, at June 30, 2019. We own these securities to meet our requirements under the Community Reinvestment Act. As of June 30, 2019, 47 of the 101 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 19 of the 47 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold each of these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2018, 74 of the 86 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 34 of the 74 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are rated Aa3 by Moody’s Investors Service. As of June 30, 2019, one of the three separate bonds was in a net loss position. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

Beginning in the second quarter of 2019, we began investing in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank (“FHLB”) and Freddie Mac. These bonds are rated AA+ by Moody’s Investors Services and are currently in an unrealized gain position.
As of June 30, 2019, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$39,484	$39,545
2021	37,689	37,787
2038	262	282
2039	2,907	3,065
2042	8,021	7,800
2043	13,727	13,776
2044	20,078	20,090
2045	22,915	22,728
2046	35,609	35,195
2047	53,183	52,759
2048	15,159	15,511
2049	82,485	83,003
Total	$331,519	$331,541

The mortgage-backed securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $233 million and $147 million par value of mortgage-backed securities pledged to this borrowing facility at June 30, 2019 and December 31, 2018, respectively, as discussed further in Note 6, “Borrowings.”

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR. As of June 30, 2019 and December 31, 2018, 62 percent and 67 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
Prior to July 2018, we acquired Personal Loans from a marketplace lender. In 2018, we began to originate and service Personal Loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	June 30,	December 31,
	2019	2018
Private Education Loans:
Fixed-rate	$8,231,177	$6,759,019
Variable-rate	13,397,670	13,745,446
Total Private Education Loans, gross	21,628,847	20,504,465
Deferred origination costs and unamortized premium/(discount)	73,902	68,321
Allowance for loan losses	(307,968)	(277,943)
Total Private Education Loans, net	21,394,781	20,294,843

FFELP Loans	812,500	846,487
Deferred origination costs and unamortized premium/(discount)	2,262	2,379
Allowance for loan losses	(1,734)	(977)
Total FFELP Loans, net	813,028	847,889

Personal Loans (fixed-rate)	1,134,637	1,190,091
Deferred origination costs and unamortized premium/(discount)	495	297
Allowance for loan losses	(74,295)	(62,201)
Total Personal Loans, net	1,060,837	1,128,187

Loans held for investment, net	$23,268,646	$22,270,919

The estimated weighted average life of education loans in our portfolio was approximately 5.3 years and 5.4 years at June 30, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	June 30,
	2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,748,247	9.39%	$18,764,768	9.03%
FFELP Loans	821,138	5.01	898,095	4.51
Personal Loans	1,149,247	12.00	815,356	10.65
Total portfolio	$23,718,632		$20,478,219

	Six Months Ended
	June 30,
	2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,740,579	9.44%	$18,712,533	8.93%
FFELP Loans	829,497	4.98	908,846	4.38
Personal Loans	1,162,782	11.90	672,792	10.65
Total portfolio	$23,732,858		$20,294,171

Certain Collection Tools - Private Education Loans
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
We also have an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through an interest rate reduction that results in a lower monthly payment amount, is more suitable than other alternatives currently available. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loan’s status is returned to current and the interest rate is reduced (currently, to 4.0 percent; previously to 2.0 percent or 4.0 percent) for a 24 month period and, in the vast majority of cases, the final maturity date of the loan is permanently extended.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans, and — Allowance for FFELP Loan Losses” in our 2018 Form 10-K for additional details.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,760	$285,946	$70,619	$358,325
Total provision	145	71,296	21,474	92,915
Net charge-offs:
Charge-offs	(171)	(55,382)	(19,074)	(74,627)
Recoveries	—	6,108	1,276	7,384
Net charge-offs	(171)	(49,274)	(17,798)	(67,243)
Ending Balance	$1,734	$307,968	$74,295	$383,997
Allowance:
Ending balance: individually evaluated for impairment	$—	$146,403	$—	$146,403
Ending balance: collectively evaluated for impairment	$1,734	$161,565	$74,295	$237,594
Loans:
Ending balance: individually evaluated for impairment	$—	$1,411,189	$—	$1,411,189
Ending balance: collectively evaluated for impairment	$812,500	$20,217,658	$1,134,637	$22,164,795
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.11%	1.29%	6.20%
Allowance as a percentage of the ending total loan balance	0.21%	1.42%	6.55%
Allowance as a percentage of the ending loans in repayment(1)	0.28%	2.01%	6.55%
Allowance coverage of net charge-offs (annualized)	2.54	1.56	1.04
Ending total loans, gross	$812,500	$21,628,847	$1,134,637
Average loans in repayment(1)	$634,932	$15,241,574	$1,148,444
Ending loans in repayment(1)	$620,292	$15,332,251	$1,134,637
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,113	$252,103	$18,907	$272,123
Total provision	252	46,264	16,378	62,894
Net charge-offs:
Charge-offs	(292)	(42,270)	(2,872)	(45,434)
Recoveries	—	5,598	96	5,694
Net charge-offs	(292)	(36,672)	(2,776)	(39,740)
Ending Balance	$1,073	$261,695	$32,509	$295,277
Allowance:
Ending balance: individually evaluated for impairment	$—	$113,343	$—	$113,343
Ending balance: collectively evaluated for impairment	$1,073	$148,352	$32,509	$181,934
Loans:
Ending balance: individually evaluated for impairment	$—	$1,121,816	$—	$1,121,816
Ending balance: collectively evaluated for impairment	$885,357	$17,566,211	$966,080	$19,417,648
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.17%	1.14%	1.36%
Allowance as a percentage of the ending total loan balance	0.12%	1.40%	3.37%
Allowance as a percentage of the ending loans in repayment(1)	0.16%	2.02%	3.37%
Allowance coverage of net charge-offs (annualized)	0.92	1.78	2.93
Ending total loans, gross	$885,357	$18,688,027	$966,080
Average loans in repayment(1)	$698,197	$12,909,623	$815,741
Ending loans in repayment(1)	$680,802	$12,979,523	$966,080
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$977	$277,943	$62,201	$341,121
Total provision	1,162	113,179	44,234	158,575
Net charge-offs:
Charge-offs	(405)	(94,959)	(34,325)	(129,689)
Recoveries	—	11,805	2,185	13,990
Net charge-offs	(405)	(83,154)	(32,140)	(115,699)
Ending Balance	$1,734	$307,968	$74,295	$383,997
Allowance:
Ending balance: individually evaluated for impairment	$—	$146,403	$—	$146,403
Ending balance: collectively evaluated for impairment	$1,734	$161,565	$74,295	$237,594
Loans:
Ending balance: individually evaluated for impairment	$—	$1,411,189	$—	$1,411,189
Ending balance: collectively evaluated for impairment	$812,500	$20,217,658	$1,134,637	$22,164,795
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.13%	1.09%	5.53%
Allowance as a percentage of the ending total loan balance	0.21%	1.42%	6.55%
Allowance as a percentage of the ending loans in repayment(1)	0.28%	2.01%	6.55%
Allowance coverage of net charge-offs (annualized)	2.14	1.85	1.16
Ending total loans, gross	$812,500	$21,628,847	$1,134,637
Average loans in repayment(1)	$642,693	$15,188,003	$1,161,761
Ending loans in repayment(1)	$620,292	$15,332,251	$1,134,637
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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the collectability of the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate to 2.0 percent or 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2019 and June 30, 2018, 7.7 percent and 6.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of June 30, 2019 and December 31, 2018, approximately 53 percent and 57 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Loan Losses,” and Note 6, “Allowance for Loan Losses” in our 2018 Form 10-K.
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
At June 30, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2019
TDR Loans	$1,437,986	$1,411,189	$146,403

December 31, 2018
TDR Loans	$1,280,713	$1,257,856	$120,110

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,395,756	$22,954	$1,105,042	$18,718

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,354,467	$44,520	$1,069,721	$36,565

The following table provides information regarding the loan status and aging of TDR loans.

	June 30,		December 31,
	2019		2018
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$76,393		$69,212
TDR loans in forbearance(2)	84,991		69,796
TDR loans in repayment(3) and percentage of each status:
Loans current	1,114,734	89.2%	994,411	88.9%
Loans delinquent 31-60 days(4)	60,656	4.9	63,074	5.6
Loans delinquent 61-90 days(4)	46,771	3.7	36,804	3.3
Loans delinquent greater than 90 days(4)	27,644	2.2	24,559	2.2
Total TDR loans in repayment	1,249,805	100.0%	1,118,848	100.0%
Total TDR loans, gross	$1,411,189		$1,257,856
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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$131,273	$17,076	$30,309	$116,478	$12,764	$18,254

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$242,481	$33,081	$55,755	$200,652	$28,224	$47,988
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans
	Credit Quality Indicators
	June 30, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$19,335,960	89%	$18,378,398	90%
Without cosigner	2,292,887	11	2,126,067	10
Total	$21,628,847	100%	$20,504,465	100%

FICO at Original Approval(2):
Less than 670	$1,517,608	7%	$1,409,789	7%
670-699	3,298,903	15	3,106,983	15
700-749	7,146,638	33	6,759,721	33
Greater than or equal to 750	9,665,698	45	9,227,972	45
Total	$21,628,847	100%	$20,504,465	100%

FICO-Refreshed(2)(3):
Less than 670	$2,697,197	13%	$2,416,979	12%
670-699	2,616,109	12	2,504,467	12
700-749	6,339,380	29	6,144,489	30
Greater than or equal to 750	9,976,161	46	9,438,530	46
Total	$21,628,847	100%	$20,504,465	100%

Seasoning(4):
1-12 payments	$5,508,604	26%	$4,969,334	24%
13-24 payments	3,527,814	16	3,481,235	17
25-36 payments	2,674,655	12	2,741,954	13
37-48 payments	1,993,995	9	1,990,049	10
More than 48 payments	2,201,198	10	2,061,448	10
Not yet in repayment	5,722,581	27	5,260,445	26
Total	$21,628,847	100%	$20,504,465	100%
______

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Represents the FICO score updated as of the second-quarter 2019.

(4)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	June 30,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,722,581		$5,260,445
Loans in forbearance(2)	574,015		577,164
Loans in repayment and percentage of each status:
Loans current	14,920,746	97.3%	14,289,705	97.4%
Loans delinquent 31-60 days(3)	222,448	1.5	231,216	1.6
Loans delinquent 61-90 days(3)	123,473	0.8	95,105	0.7
Loans delinquent greater than 90 days(3)	65,584	0.4	50,830	0.3
Total Private Education Loans in repayment	15,332,251	100.0%	14,666,856	100.0%
Total Private Education Loans, gross	21,628,847		20,504,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	73,902		68,321
Total Private Education Loans	21,702,749		20,572,786
Private Education Loans allowance for losses	(307,968)		(277,943)
Private Education Loans, net	$21,394,781		$20,294,843
Percentage of Private Education Loans in repayment		70.9%		71.5%
Delinquencies as a percentage of Private Education Loans in repayment		2.7%		2.6%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.6%		3.8%
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

Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores, loan seasoning and loan delinquency status. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	June 30, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$63,155	6%	$77,702	7%
670-699	303,193	27	339,053	28
700-749	547,280	48	554,700	47
Greater than or equal to 750	221,009	19	218,636	18
Total	$1,134,637	100%	$1,190,091	100%

Seasoning(2):
0-12 payments	$669,391	59%	$1,008,758	85%
13-24 payments	452,428	40	181,333	15
25-36 payments	12,818	1	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,134,637	100%	$1,190,091	100%
______

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	June 30,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,113,730	98.2%	$1,172,776	98.5%
Loans delinquent 31-60 days(1)	6,704	0.6	6,722	0.6
Loans delinquent 61-90 days(1)	7,393	0.6	5,416	0.5
Loans delinquent greater than 90 days(1)	6,810	0.6	5,177	0.4
Total Personal Loans in repayment	1,134,637	100.0%	1,190,091	100.0%
Total Personal Loans, gross	1,134,637		1,190,091
Personal Loans deferred origination costs and unamortized premium/(discount)	495		297
Total Personal Loans	1,135,132		1,190,388
Personal Loans allowance for losses	(74,295)		(62,201)
Personal Loans, net	$1,060,837		$1,128,187
Delinquencies as a percentage of Personal Loans in repayment		1.8%		1.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2019	$1,376,715	$2,589	$5,673
December 31, 2018	$1,168,823	$1,920	$6,322

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
Deposits - interest bearing	$21,176,022	$18,942,082
Deposits - non-interest bearing	2,112	1,076
Total deposits	$21,178,134	$18,943,158

Our total deposits of $21.2 billion were comprised of $11.8 billion in brokered deposits and $9.4 billion in retail and other deposits at June 30, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of June 30, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.2 billion of our deposit total as of June 30, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended June 30, 2019 and 2018, respectively, and placement fee expense of $8 million and $6 million in the six months ended June 30, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $14 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and fees paid to third-party brokers related to brokered CDs were $15 million and $19 million for the six months ended June 30, 2019 and 2018, respectively.
Interest bearing deposits at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019		December 31, 2018
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,079,766	2.56%	$8,687,766	2.46%
Savings	704,259	2.04	702,342	2.00
Certificates of deposit	11,391,997	2.85	9,551,974	2.74
Deposits - interest bearing	$21,176,022		$18,942,082

____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2019, and December 31, 2018, there were $693 million and $523 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $60 million and $53 million at June 30, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,753	$197,753	$—	$197,348	$197,348
Total unsecured borrowings	—	197,753	197,753	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,758,872	2,758,872	—	2,284,347	2,284,347
Variable-rate	—	1,906,138	1,906,138	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,665,010	4,665,010	—	4,086,956	4,086,956
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,665,010	4,665,010	—	4,086,956	4,086,956
Total	$—	$4,862,763	$4,862,763	$—	$4,284,304	$4,284,304

Short-term Borrowings
Secured Borrowing Facility
On February 20, 2019, we amended and extended the maturity of our $750 million Secured Borrowing Facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs of between 0.35 percent and 0.45 percent on unused borrowing capacity and approximately 3-month LIBOR plus 0.85 percent on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur). At both June 30, 2019 and December 31, 2018, there were no borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At June 30, 2019, the outstanding balance was $198 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Secured Financings
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At June 30, 2019, $479 million of our Private Education Loans, including $446 million of principal and $33 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At June 30, 2019, $705 million of our Private Education Loans, including $661 million of principal and $44 million in capitalized interest, were encumbered because of this transaction.

Secured Financings at Issuance

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2017-A	February 2017	$772,000	1-month LIBOR plus 0.93%	4.27
2017-B	November 2017	676,000	1-month LIBOR plus 0.80%	4.07
Total notes issued in 2017		$1,448,000

Total loan and accrued interest amount securitized at inception in 2017		$1,606,804

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
2018-B	June 2018	686,500	1-month LIBOR plus 0.76%	4.40
2018-C	September 2018	544,000	1-month LIBOR plus 0.77%	4.32
Total notes issued in 2018		$1,900,500

Total loan and accrued interest amount securitized at inception in 2018		$2,101,644

2019-A	March 2019	453,000	1-month LIBOR plus 0.92%	4.26
2019-B	June 2019	657,000	1-month LIBOR plus 1.01%	4.41
Total notes issued in 2019		$1,110,000

Total loan and accrued interest amount securitized at inception in 2019		$1,208,963
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,665,010	$4,665,010	$5,691,009	$134,607	$403,697	$6,229,313
Secured Borrowing Facility	—	—	—	—	—	714	714
Total	$—	$4,665,010	$4,665,010	$5,691,009	$134,607	$404,411	$6,230,027

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,570	$5,470,838
Secured Borrowing Facility	—	—	—	—	—	157	157
Total	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,727	$5,470,995
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.4 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2019 or in the year ended December 31, 2018.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2019, $8.5 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.0 percent and 6.0 percent respectively, of our total notional derivative contracts of $9.0 billion at June 30, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2019 was $(106.4) million and $8.5 million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $66 million and $27 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2019 and December 31, 2018, and their impact on earnings and other comprehensive income for the six months ended June 30, 2019 and 2018. Please refer to Note 10, “Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2019	2018	2019	2018	2019	2018	2019	2018
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$772	$—	$—	$2,000	$—	$90	$772	$2,090
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(2,032)	(248)	—	(111)	—	(359)	(2,032)
Total net derivatives		$772	$(2,032)	$(248)	$2,000	$(111)	$90	$413	$58
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Gross position(1)	$772	$2,090	$(359)	$(2,032)
Impact of master netting agreement	(359)	(1,389)	359	1,389
Derivative values with impact of master netting agreements (as carried on balance sheet)	413	701	—	(643)
Cash collateral pledged(2)	65,183	27,151	—	—
Net position	$65,596	$27,852	$—	$(643)

__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Notional Values

Interest rate swaps	$1,215,781	$1,280,367	$4,712,793	$3,137,965	$3,117,717	$1,577,978	$9,046,291	$5,996,310

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

As of June 30, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018

Deposits	$(4,768,445)	$(3,114,304)	$(67,500)	$14,202

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(4,061)	$(2,914)	$(7,888)	$2,939
Hedged items recorded in interest expense	(57,717)	7,451	(81,703)	22,717
Derivatives recorded in interest expense	57,449	(7,630)	81,337	(22,877)
Total	$(4,329)	$(3,093)	$(8,254)	$2,779

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$1,189	$(579)	$2,485	$(2,122)
Total	$1,189	$(579)	$2,485	$(2,122)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$18,242	$(2,180)	$22,444	$(6,935)
Total	18,242	(2,180)	22,444	(6,935)
Total	$15,102	$(5,852)	$16,675	$(6,278)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Amount of gain recognized in other comprehensive income (loss)	$(22,824)	$9,471	$(35,645)	$28,200
Less: amount of loss reclassified in interest expense	1,189	(543)	2,485	(2,104)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(24,013)	$10,014	$(38,130)	$30,304

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $2.4 million will be reclassified as an increase to interest expense.
Cash Collateral
As of June 30, 2019, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at June 30, 2019 and December 31, 2018, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $65 million and $27 million at June 30, 2019 and December 31, 2018, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2019	2018	2019	2018
Common stock repurchased under repurchase program(1)	5,989,279	—	11,424,755	—
Average purchase price per share(2)	$10.04	$—	$10.51	$—
Shares repurchased related to employee stock-based compensation plans(3)	24,036	200,577	1,313,427	2,940,595
Average purchase price per share	$10.05	$11.60	$10.93	$11.33
Common shares issued(4)	181,020	384,955	3,651,684	5,944,946

__________________

(1)	Common shares purchased under our share repurchase program. $80 million of capacity under the program remained available as of June 30, 2019.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 28, 2019 was $9.72.

Dividend and Share Repurchases

In both June 2019 and March 2019, we paid a common stock dividend of $0.03 per common share. In addition, we declared a common stock dividend of $0.03 per common share in June 2019 for payment in the third quarter of 2019. We did not pay common stock dividends in the six months ended June 30, 2018.

Under our share repurchase program, we repurchased 6 million shares of common stock for $60 million in the three months ended June 30, 2019 and 11 million shares of common stock for $120 million in the six months ended June 30, 2019. Our share repurchase program permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million and expires on January 22, 2021. In the three and six months ended June 30, 2018, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$150,277	$109,832	$308,466	$236,086
Preferred stock dividends	4,331	3,920	8,799	7,317
Net income attributable to SLM Corporation common stock	$145,946	$105,912	$299,667	$228,769
Denominator:
Weighted average shares used to compute basic EPS	429,278	435,187	431,911	434,573
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,975	4,258	3,322	4,639
Weighted average shares used to compute diluted EPS	432,253	439,445	435,233	439,212

Basic earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.69	$0.53

Diluted earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.69	$0.52

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2019 and 2018, securities covering less than 1 million shares, and for the six months ended June 30, 2019 and 2018, securities covering less than 1 million shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2019, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$331,541	$—	$331,541	$—	$176,245	$—	$176,245
Derivative instruments	—	772	—	772	—	2,090	—	2,090
Total	$—	$332,313	$—	$332,313	$—	$178,335	$—	$178,335

Liabilities
Derivative instruments	$—	$(359)	$—	$(359)	$—	$(2,032)	$—	$(2,032)
Total	$—	$(359)	$—	$(359)	$—	$(2,032)	$—	$(2,032)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2019			December 31, 2018
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$23,609,477	$21,394,781	$2,214,696	$22,313,419	$20,294,843	$2,018,576
FFELP Loans	824,687	813,028	11,659	859,185	847,889	11,296
Personal Loans	1,120,227	1,060,837	59,390	1,156,531	1,128,187	28,344
Cash and cash equivalents	3,998,514	3,998,514	—	2,559,106	2,559,106	—
Available-for-sale investments	331,541	331,541	—	176,245	176,245	—
Accrued interest receivable	1,516,824	1,401,618	115,206	1,285,842	1,191,981	93,861
Tax indemnification receivable	38,925	38,925	—	39,207	39,207	—
Derivative instruments	772	772	—	2,090	2,090	—
Total earning assets	$31,440,967	$29,040,016	$2,400,951	$28,391,625	$26,239,548	$2,152,077
Interest-bearing liabilities:
Money-market and savings accounts	$9,803,941	$9,784,025	$(19,916)	$9,370,957	$9,390,108	$19,151
Certificates of deposit	11,479,318	11,391,997	(87,321)	9,513,194	9,551,974	38,780
Long-term borrowings	4,924,239	4,862,763	(61,476)	4,278,931	4,284,304	5,373
Accrued interest payable	68,379	68,379	—	61,341	61,341	—
Derivative instruments	359	359	—	2,032	2,032	—
Total interest-bearing liabilities	$26,276,236	$26,107,523	$(168,713)	$23,226,455	$23,289,759	$63,304

Excess of net asset fair value over carrying value			$2,232,238			$2,215,381

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

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of June 30, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,008,318	11.9%		$1,765,971	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,008,318	11.9%		$2,144,394	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,324,527	13.2%		$2,648,957	>	10.5%
Tier 1 Capital (to Average Assets)	$3,008,318	10.6%	(2)	$1,133,551	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%

________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Regulatory Capital (Continued)

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $136 million and $221 million in dividends to the Company for the three and six months ended June 30, 2019, respectively, and no dividends for the three and six months ended June 30, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2019, we had $1.3 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At June 30, 2019, we had a $0.7 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
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

The following information is current as of July 24, 2019 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019) (the “2018 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2018 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to, our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks and uncertainties, and also includes any estimates related to pending accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2018 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for loan losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “ ‘Core Earnings’ ” in this Form 10-Q for the quarter ended June 30, 2019 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.” In addition, upon the adoption of the current expected credit loss methodology for recognition of credit losses on January 1, 2020, we plan to use a new, adjusted non-GAAP measure to help investors better understand how we will internally view and measure our performance by, among other things, recognizing all loan losses upon actual charge-off of those loans, rather than using current expected losses. See “— ‘Adjusted Core Earnings’ upon the Adoption of ASU No. 2016-13, ‘Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.’ ”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2019	2018	2019	2018

Net income attributable to SLM Corporation common stock	$145,946	$105,912	$299,667	$228,769
Diluted earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.69	$0.52
Weighted average shares used to compute diluted earnings per share	432,253	439,445	435,233	439,212
Return on assets(1)	2.1%	1.9%	2.2%	2.1%
Non-GAAP operating efficiency ratio(2)	34.9%	38.3%	34.3%	37.4%

Other Operating Statistics
Ending Private Education Loans, net	$21,394,781	$18,488,240	$21,394,781	$18,488,240
Ending FFELP Loans, net	813,028	886,780	813,028	886,780
Ending total education loans, net	$22,207,809	$19,375,020	$22,207,809	$19,375,020

Ending Personal Loans, net	$1,060,837	$933,561	$1,060,837	$933,561

Average education loans	$22,569,385	$19,662,863	$22,570,076	$19,621,379
Average Personal Loans	$1,149,247	$815,356	$1,162,782	$672,792
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

(2) We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in the “Core Earnings” adjustments to GAAP table set forth in this Form 10-Q). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2019.
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

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%	2019	2018	$	%
Interest income:
Loans	$554	$454	$100	22%	$1,107	$884	$223	25%
Investments	2	2	—	—	3	3	—	—
Cash and cash equivalents	18	6	12	200	30	12	18	150
Total interest income	574	462	112	24	1,140	899	241	27
Total interest expense	177	121	56	46	341	226	115	51
Net interest income	397	341	56	16	799	673	126	19
Less: provisions for credit losses	93	63	30	48	157	117	40	34
Net interest income after provisions for credit losses	304	278	26	9	642	556	86	15
Non-interest income:
Gains on sales of loans, net	—	2	(2)	(100)	—	2	(2)	(100)
Losses on sales of securities, net	—	(2)	2	100	—	(2)	2	100
Gains (losses) on derivatives and hedging activities, net	17	(5)	22	440	19	(1)	20	2,000
Other income	2	12	(10)	(83)	16	22	(6)	(27)
Total non-interest income	19	7	12	171	35	21	14	67
Non-interest expenses:
Total non-interest expenses	139	135	3	2	279	260	19	7
Income before income tax expense	184	150	34	23	398	317	81	26
Income tax expense	34	40	(6)	(15)	90	81	9	11
Net income	150	110	40	36	308	236	72	31
Preferred stock dividends	4	4	—	—	8	7	1	14
Net income attributable to SLM Corporation common stock	$146	$106	$40	38%	$300	$229	$71	31%
Basic earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.10	42%	$0.69	$0.53	$0.16	30%
Diluted earnings per common share attributable to SLM Corporation	$0.34	$0.24	$0.10	42%	$0.69	$0.52	$0.17	33%
Dividends per common share attributable to SLM Corporation	$0.06	$—	$0.06	100%	$0.09	$—	$0.09	100%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
For the three months ended June 30, 2019, net income was $150 million, or $0.34 diluted earnings per common share, compared with net income of $110 million, or $0.24 diluted earnings per common share, for the three months ended June 30, 2018. The year-over-year increase in net income was due to a $56 million increase in net interest income, a $12 million increase in non-interest income and a $6 million decrease in income tax expense, which were offset by a $30 million increase in provisions for credit losses and a $3 million increase in total non-interest expenses.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $56 million in the current quarter compared with the year-ago quarter due to a $3.2 billion increase in average loans outstanding, which helped offset a 26 basis point decrease in net interest margin. Net interest margin decreased primarily as a result of higher cash and cash equivalents balances associated with our efforts to increase overall liquidity levels for risk management purposes. As a result, average cash and other short-term investments increased $1.6 billion compared with the year-ago quarter. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. In addition to the impact of our increased liquidity, our cost of funds increased more than the yields on our education loan portfolio because of an increase in rates during 2018, which increased the cost of our deposits and other interest-bearing liabilities more than it increased the yield on our variable-rate Private Education Loan portfolio.
•Provisions for credit losses in the current quarter increased $30 million compared with the year-ago quarter. This increase was primarily the result of an 18 percent growth in Private Education Loans in repayment, higher delinquencies, and growth in the provision for our Personal Loan portfolio. The provision for Personal Loans grew due to the portfolio increasing from $966 million at June 30, 2018 to $1.1 billion at June 30, 2019, as well as a deterioration in credit performance.
•Gains on sales of loans, net, decreased in the second quarter of 2019 as there were no loans sales in the period. In the second quarter of 2018, we sold the $43 million Split Loan portfolio, which resulted in a net gain of $2 million.
•Losses on sales of securities, net, were $2 million in the second quarter of 2018 due to the sale of $41 million of mortgage-backed securities. There were no sales of securities in the second quarter of 2019.
•Gains on derivatives and hedging activities, net, increased $22 million in the second quarter of 2019 compared with the year-ago quarter. The increase was driven by several factors, including an additional $1.6 billion of notional derivative contracts entered into during the second quarter of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the second quarter of 2019.
•Other income in the current quarter decreased $10 million from the year-ago quarter primarily due to a $4 million reduction in the tax indemnification receivable related to uncertain tax positions, compared with a $2 million increase in the year-ago quarter, and lower revenue in our Upromise business in the current quarter.
•Second-quarter 2019 non-interest expenses were $139 million, compared with $135 million in the year-ago quarter. The increase in non-interest expenses was primarily driven by growth in the portfolio and costs related to product diversification. Our non-GAAP operating efficiency ratio improved to 34.9 percent for the quarter ended June 30, 2019 from 38.3 percent for the quarter ended June 30, 2018. The decline was primarily the result of net interest income increasing 16 percent while non-interest expenses only increased 3 percent compared to the year-ago quarter.
•Second-quarter 2019 income tax expense was $34 million, compared with $40 million in the year-ago quarter. The effective tax rate decreased in the second quarter of 2019 to 18.4 percent from 26.7 percent in the year-ago quarter. The decrease in the effective tax rate was primarily driven by tax credits recorded in the second quarter of 2019. Of the $11 million of tax credits recorded in the second quarter of 2019, $9 million related to prior year tax filings.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
For the six months ended June 30, 2019, net income was $308 million, or $0.69 diluted earnings per common share, compared with net income of $236 million, or $0.52 diluted earnings per common share, for the six months ended June 30, 2018. The year-over-year increase in net income was due to a $126 million increase in net interest income and a $14 million increase in non-interest income, which were offset by a $40 million increase in provisions for credit losses, a $19 million increase in total non-interest expenses, and a $9 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the first six months of 2019 compared with the year-ago period are as follows:
•Net interest income increased by $126 million in the first six months of 2019 compared with the year-ago period primarily due to a $3.4 billion increase in average loans outstanding, which helped offset an 8 basis point decrease in net interest margin. Net interest margin decreased primarily as a result of an additional $1.1 billion in average cash and other short-term investments held in the first six months of 2019 compared to the year-ago period. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The increase in yield on our education loan portfolios in the first six months of 2019 compared to the year-ago period was primarily due to the benefit from an increase in LIBOR rates during 2018, which increased the yield on our variable-rate Private Education Loan and FFELP portfolios. The increase in our cost of funds in the first six months of 2019 compared to the year-ago period was also due to the increasing rates that occurred in the latter half of 2018.
•Provisions for credit losses increased $40 million in the first six months of 2019 compared with the year-ago period. This increase was primarily the result of an 18 percent growth in Private Education Loans in repayment, higher delinquencies, and growth in the provision for our Personal Loan portfolio. The provision for Personal Loans grew due to the portfolio increasing from $966 million at June 30, 2018 to $1.1 billion at June 30, 2019, as well as a deterioration in credit performance.
•Gains on sales of loans, net, decreased in the first six months of 2019 compared with the year-ago period as there were no loans sales in 2019. In the second quarter of 2018, we sold the $43 million Split Loan portfolio, which resulted in a net gain of $2 million.
•Losses on sales of securities, net, were $2 million in the first six months of 2018 due to the sale of $41 million of mortgage-backed securities. There were no sales of securities in the first six months of 2019.
•Gains on derivatives and hedging activities, net, increased $21 million in the six months of 2019 compared with the year-ago period. The increase was driven by several factors, including an additional $1.7 billion of notional derivative contracts entered into during the first six months of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the first six months of 2019.
•In the first six months of 2019, other income decreased $6 million from the year-ago period primarily due to no change in the current year tax indemnification receivable related to uncertain tax positions compared with a $3 million increase in the year-ago period, and lower revenue in our Upromise business.
•First-half 2019 non-interest expenses were $279 million, compared with $260 million in the year-ago period. The increase in non-interest expenses was primarily driven by growth in the portfolio and costs related to product diversification. Our non-GAAP operating efficiency ratio improved to 34.3 percent for the six months ended June 30, 2019 from 37.4 percent for the six months ended June 30, 2018. The decline was primarily the result of net interest income increasing 19 percent while non-interest expenses only increased 7 percent compared to the year-ago period.
•First-half 2019 income tax expense was $90 million, compared with $81 million in the year-ago period. The effective tax rate decreased in the first six months of 2019 to 22.6 percent from 25.6 percent in the year-ago period. The decrease in the effective tax rate was primarily driven by tax credits recorded in 2019, $9 million of which related to prior year tax filings.

“Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as “Core Earnings.” The difference between our “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-fair value gains (losses) on derivatives contracts recognized in GAAP, but not in “Core Earnings.”
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
For periods prior to July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on those interest rate swaps that do not qualify for hedge accounting treatment, (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment, and (c) ineffectiveness on derivatives that receive hedge accounting treatment. For purposes of “Core Earnings” in those periods prior to July 1, 2018, we include in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness (and change in fair values for those derivatives not qualifying for hedge accounting treatment). “Core Earnings” in those periods is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
In the third quarter of 2018, we changed our definition of “Core Earnings” to no longer exclude ineffectiveness related to derivative instruments that are receiving hedge accounting treatment. Accordingly, the only adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. For periods beginning July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment and (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings”, we include in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
“Core Earnings” are not a substitute for reported results under GAAP. We provide a “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation, and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.

The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Hedge ineffectiveness gains (losses) prior to adoption of ASU No. 2017-12	$—	$(2,849)	$—	$5,688
Unrealized gains (losses) on instruments not in a hedging relationship	18,242	(2,180)	22,444	(6,935)
Interest reclassification	(1,506)	(239)	(2,945)	(129)
Gains (losses) on derivatives and hedging activities, net	$16,736	$(5,268)	$19,499	$(1,376)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

“Core Earnings” adjustments to GAAP:

GAAP net income	$150,277	$109,832	$308,466	$236,086
Preferred stock dividends	4,331	3,920	8,799	7,317
GAAP net income attributable to SLM Corporation common stock	$145,946	$105,912	$299,667	$228,769

Adjustments:
Net impact of derivative accounting(1)	(18,242)	5,029	(22,444)	1,247
Net tax expense (benefit)(2)	(4,458)	1,222	(5,485)	303
Total “Core Earnings” adjustments to GAAP	(13,784)	3,807	(16,959)	944

“Core Earnings” attributable to SLM Corporation common stock	$132,162	$109,719	$282,708	$229,713

GAAP diluted earnings per common share	$0.34	$0.24	$0.69	$0.52
Derivative adjustments, net of tax	(0.03)	0.01	(0.04)	—
“Core Earnings” diluted earnings per common share	$0.31	$0.25	$0.65	$0.52
______
(1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses caused by the mark-to-fair value valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, but include current period accruals on the derivative instruments. For periods prior to July 1, 2018, “Core Earnings” also exclude the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP, net of tax. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

“Adjusted Core Earnings” upon the Adoption of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, which will become effective for us on January 1, 2020, and will eliminate the current accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. For additional information regarding our adoption efforts related to the new standard, see the “Recently Issued but Not Yet Adopted Accounting Pronouncements” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
Under the new CECL standard, when a loan is originated, we will record, through the provision for loan losses, an allowance for loan losses that represents an estimate of the life of loan losses expected for that loan. Each period thereafter, we will update our estimate of expected losses and adjust the allowance for loan losses through an increase or decrease in the provision for loan losses. Because the new CECL standard will require us to record all expected losses on a loan at the loan’s origination, we do not believe the standard will reflect the underlying economic performance of our business. For example, under CECL, in a period when we have growth in loan originations greater than the comparable prior period, which is a positive sign of our underlying economic performance, we likely would record lower GAAP net income than in the prior period (even if the credit characteristics of the loans originated in the two periods are similar and all other factors in the periods are equal and constant). Conversely, if we had lower loan growth in the current period than in the comparable prior period, which would be a negative sign of our underlying economic performance, we likely would record higher GAAP net income than in the prior period (even if the credit characteristics of the loans originated in the two periods are similar and all other factors in the periods are equal and constant). Moreover, the significant mismatch in timing under CECL between when all expected losses will be recorded (at loan origination), actual losses will occur (at varying times over the life of the loan - at June 30, 2019 our current portfolio of education loans had a weighted average life of 5.3 years), and loan income will be recorded (as earned over the life of the loan) does not reflect how our management views and measures our economic performance. We believe a metric that reflects losses and income as they occur or are earned, respectively, is more indicative of our economic performance and will be one of the measures used by management in assessing overall performance of the Company and establishing management’s executive compensation. Therefore, upon the adoption of the CECL standard on January 1, 2020, we plan to use a new non-GAAP measure (“Adjusted Core Earnings”) to help investors better understand how we will internally view and measure our performance.
Effective January 1, 2020, the definition of “Adjusted Core Earnings” for a period will be GAAP net income, net of the impact of the unrealized, mark-to-fair value gains (losses) on our derivatives, increased by the provision for credit losses recorded under the CECL framework, decreased by the net charge-offs recorded and the net tax impact of these adjustments. This non-GAAP metric will recognize all loan losses upon actual charge-off of those loans (when a loan reaches 120 days delinquent it is charged against the allowance for loan losses), rather than using current expected losses (as under CECL) or deemed probable losses (as under the current standard).
The following tables reconcile and show how GAAP net income for periods in 2017, 2018, and year-to-date 2019 would compare to the non-GAAP “Adjusted Core Earnings” measure for those periods if we had been using that measure during those periods. In addition, the tables also show how the non-GAAP “Adjusted Core Earnings” measure for those periods would compare to the historical non-GAAP “Core Earnings” we reported for those periods. Because, among other factors, our loan portfolio has been growing over the periods covered in the following tables and the loan loss provision under the current standard accounts for losses expected over the succeeding twelve months, “Adjusted Core Earnings” generally are higher than GAAP net income in every quarter shown. Upon the adoption of CECL, it is likely that “Adjusted Core Earnings” will be significantly higher than GAAP net income during key origination quarters because of the requirement to record life of loan losses at the time of loan origination.

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Dec. 31, 2018

GAAP net income	$94,943	$70,617	$76,371	$47,003	$288,934	$126,254	$109,832	$103,878	$147,512	$487,476
Preferred stock dividends	5,575	3,974	3,028	3,137	15,714	3,397	3,920	4,124	4,199	15,640
GAAP net income attributable to SLM Corporation common stock	$89,368	$66,643	$73,343	$43,866	$273,220	$122,857	$105,912	$99,754	$143,313	$471,836

“Adjusted Core Earnings” adjustments:
Net impact of derivative accounting(1)	5,458	3,508	(1,475)	706	8,197	(3,782)	5,029	4,561	(7,092)	(1,284)
Add: provisions for credit losses	25,296	50,215	54,930	55,324	185,765	53,931	63,267	70,047	57,619	244,864
Less: net charge-offs	(23,186)	(28,611)	(30,119)	(32,035)	(113,950)	(33,685)	(39,740)	(35,199)	(45,098)	(153,722)
Net tax expense (benefit)(2)	2,891	9,580	8,892	9,199	30,562	3,998	6,935	9,571	1,330	21,834
Total adjustments to GAAP	4,677	15,532	14,444	14,796	49,450	12,466	21,621	29,838	4,099	68,024
“Adjusted Core Earnings” attributable to SLM Corporation common stock	$94,045	$82,175	$87,787	$58,662	$322,670	$135,323	$127,533	$129,592	$147,412	$539,860

GAAP diluted earnings per common share	$0.20	$0.15	$0.17	$0.10	$0.62	$0.28	$0.24	$0.23	$0.33	$1.07
Total adjustments, net of tax	0.01	0.04	0.03	0.03	0.11	0.03	0.05	0.06	—	0.16
“Adjusted Core Earnings” diluted earnings per common share	$0.21	$0.19	$0.20	$0.13	$0.73	$0.31	$0.29	$0.29	$0.33	$1.23

Historical “Core Earnings” diluted earnings per common share	$0.21	$0.16	$0.17	$0.10	$0.63	$0.27	$0.25	$0.23	$0.31	$1.07
Growth rate in “Adjusted Core Earnings” diluted earnings per common share (period vs. year-ago period)	31.3%	26.7%	33.3%	(27.8)%	12.3%	47.6%	52.6%	45.0%	153.8%	68.5%
Growth rate in historical “Core Earnings” diluted earnings per common share (period vs. year-ago period)	50.0%	33.3%	41.7%	(33.3)%	18.9%	28.6%	56.3%	35.3%	210.0%	69.8%

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2019	June 30, 2019	June 30, 2019

GAAP net income	$158,189	$150,277	$308,466
Preferred stock dividends	4,468	4,331	8,799
GAAP net income attributable to SLM Corporation common stock	$153,721	$145,946	$299,667

“Adjusted Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	(4,202)	(18,242)	(22,444)
Add: provisions for credit losses	63,790	93,375	157,165
Less: net charge-offs	(48,456)	(67,243)	(115,699)
Net tax expense(2)	2,721	1,927	4,648
Total adjustments to GAAP	8,411	5,963	14,374

“Adjusted Core Earnings" attributable to SLM Corporation common stock	$162,132	$151,909	$314,041

GAAP diluted earnings per common share	$0.35	$0.34	$0.69
Total adjustments, net of tax	0.02	0.01	0.03
“Adjusted Core Earnings” diluted earnings per common share	$0.37	$0.35	$0.72

Historical “Core Earnings” diluted earnings per common share	$0.34	$0.31	$0.65

Growth rate in “Adjusted Core Earnings” diluted earnings per common share (period vs. year-ago period)	19.4%	20.7%	20.0%
Growth rate in historical “Core Earnings” diluted earnings per common share (period vs. year-ago period)	25.9%	24.0%	25.0%
______
(1) Derivative Accounting: “Core Earnings” and “Adjusted Core Earnings” in these tables exclude periodic unrealized gains and losses caused by the mark-to-fair value valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, but include current period accruals on the derivative instruments. For periods prior to July 1, 2018, “Core Earnings” and “Adjusted Core Earnings” in these tables also exclude the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP, net of tax. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” and “Adjusted Core Earnings” tax rate in these tables is based on the effective tax rate at the Bank where the derivative instruments are held.

We believe that, upon the adoption of CECL, “Adjusted Core Earnings” will better represent how management views its performance in the reporting period. In addition, while “Adjusted Core Earnings” will reflect a change from GAAP in the timing of when loan losses are recorded, over the life of a pool of loans, the amount of provision recorded in GAAP net income will equal the amount of net charge-offs reported in “Adjusted Core Earnings” because the allowance for loan losses under GAAP upon CECL implementation represents total expected future net charge-offs.
“Adjusted Core Earnings” are not a substitute for reported results under GAAP. We will provide an “Adjusted Core Earnings” basis of presentation because (i) earnings per share computed on an “Adjusted Core Earnings” basis will be one of several measures we will utilize in establishing management incentive compensation and (ii) we believe it will better reflect the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment, as well as the timing and treatment of loan losses.
GAAP provides a uniform, comprehensive basis of accounting. Our new “Adjusted Core Earnings” basis of presentation will differ from GAAP in the way it treats derivatives and loan losses as described above.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,748,247	9.39%	$18,764,768	9.03%	$21,740,579	9.44%	$18,712,533	8.93%
FFELP Loans	821,138	5.01	898,095	4.51	829,497	4.98	908,846	4.38
Personal Loans	1,149,247	12.00	815,356	10.65	1,162,782	11.90	672,792	10.65
Taxable securities	237,031	2.91	261,066	2.60	212,919	2.97	278,691	2.63
Cash and other short-term investments	3,122,740	2.33	1,527,147	1.73	2,581,071	2.32	1,489,501	1.60
Total interest-earning assets	27,078,403	8.50%	22,266,432	8.33%	26,526,848	8.67%	22,062,363	8.22%

Non-interest-earning assets	1,377,427		1,154,314		1,271,729		1,132,991

Total assets	$28,455,830		$23,420,746		$27,798,577		$23,195,354

Average Liabilities and Equity
Brokered deposits	$11,169,067	2.78%	$8,561,328	2.37%	$10,856,381	2.75%	$8,616,985	2.21%
Retail and other deposits	9,244,655	2.57	8,011,142	2.00	9,081,000	2.54	7,870,136	1.89
Other interest-bearing liabilities(1)	4,522,248	3.57	3,720,997	3.32	4,396,946	3.60	3,591,742	3.26
Total interest-bearing liabilities	24,935,970	2.84%	20,293,467	2.40%	24,334,327	2.83%	20,078,863	2.27%

Non-interest-bearing liabilities	439,133		455,555		417,618		508,258
Equity	3,080,727		2,671,724		3,046,632		2,608,233
Total liabilities and equity	$28,455,830		$23,420,746		$27,798,577		$23,195,354

Net interest margin		5.88%		6.14%		6.08%		6.16%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2019 vs. 2018
Interest income	$111,411	$9,635	$101,776
Interest expense	55,493	24,881	30,612
Net interest income	$55,918	$(15,129)	$71,047

Six Months Ended June 30, 2019 vs. 2018
Interest income	$240,633	$50,824	$189,809
Interest expense	115,048	61,710	53,338
Net interest income	$125,585	$(9,023)	$134,608

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	June 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$3,658,099	$122	$—	$3,658,221
Grace, repayment and other(2)	17,970,748	812,378	1,134,637	19,917,763
Total, gross	21,628,847	812,500	1,134,637	23,575,984
Deferred origination costs and unamortized premium/(discount)	73,902	2,262	495	76,659
Allowance for loan losses	(307,968)	(1,734)	(74,295)	(383,997)
Total loan portfolio, net	$21,394,781	$813,028	$1,060,837	$23,268,646

% of total	92%	3%	5%	100%
____________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019		2018		2019		2018
Private Education Loans	$21,748,247	92%	$18,764,768	92%	$21,740,579	92%	$18,712,533	92%
FFELP Loans	821,138	3	898,095	4	829,497	3	908,846	5
Personal Loans	1,149,247	5	815,356	4	1,162,782	5	672,792	3
Total portfolio	$23,718,632	100%	$20,478,219	100%	$23,732,858	100%	$20,294,171	100%

Loan Activity

	Three Months Ended June 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$21,576,534	$829,203	$1,092,649	$23,498,386
Acquisitions and originations:
Fixed-rate	348,690	—	126,660	475,350
Variable-rate	190,415	—	—	190,415
Total acquisitions and originations	539,105	—	126,660	665,765
Capitalized interest and deferred origination cost premium amortization	127,494	6,920	(74)	134,340
Sales	—	—	—	—
Loan consolidations to third-parties	(313,607)	(7,138)	—	(320,745)
Allowance	(22,022)	26	(3,676)	(25,672)
Repayments and other	(512,723)	(15,983)	(154,722)	(683,428)
Ending balance	$21,394,781	$813,028	$1,060,837	$23,268,646

	Three Months Ended June 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$18,600,723	$909,295	$656,586	$20,166,604
Acquisitions and originations:
Fixed-rate	273,346	—	370,177	643,523
Variable-rate	219,107	—	—	219,107
Total acquisitions and originations	492,453	—	370,177	862,630
Capitalized interest and deferred origination cost premium amortization	98,364	7,443	—	105,807
Sales	(41,952)	—	—	(41,952)
Loan consolidations to third-parties	(221,320)	(7,969)	—	(229,289)
Allowance	(9,592)	40	(13,602)	(23,154)
Repayments and other	(430,436)	(22,029)	(79,600)	(532,065)
Ending balance	$18,488,240	$886,780	$933,561	$20,308,581

	Six Months Ended June 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	1,792,643	—	247,550	2,040,193
Variable-rate	879,196	—	—	879,196
Total acquisitions and originations	2,671,839	—	247,550	2,919,389
Capitalized interest and deferred origination cost premium amortization	248,599	14,352	(132)	262,819
Sales	—	—	—	—
Loan consolidations to third-parties	(699,756)	(15,169)	—	(714,925)
Allowance	(30,025)	(757)	(12,094)	(42,876)
Repayments and other	(1,090,719)	(33,287)	(302,674)	(1,426,680)
Ending balance	$21,394,781	$813,028	$1,060,837	$23,268,646

	Six Months Ended June 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed-rate	1,214,554	—	697,357	1,911,911
Variable-rate	1,250,853	—	—	1,250,853
Total acquisitions and originations	2,465,407	—	697,357	3,162,764
Capitalized interest and deferred origination cost premium amortization	193,762	15,220	—	208,982
Sales	(43,988)	—	—	(43,988)
Loan consolidations to third-parties	(445,071)	(15,398)	—	(460,469)
Allowance	(17,980)	59	(25,881)	(43,802)
Repayments and other	(908,720)	(42,260)	(131,567)	(1,082,547)
Ending balance	$18,488,240	$886,780	$933,561	$20,308,581

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at June 30, 2019 increased by 24 percent compared with June 30, 2018, and now total 42 percent of our Private Education Loan portfolio at June 30, 2019.

“Loan consolidations to third-parties” for the three months ended June 30, 2019 total 3.5 percent of our Private Education Loan portfolio in full principal and interest repayment status at June 30, 2019, or 1.5 percent of our total Private Education Loan portfolio at June 30, 2019, compared with the year-ago period of 3.0 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.2 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended June 30,
(Dollars in thousands)	2019	%	2018	%
Smart Option - interest only(1)	$102,265	19%	$97,440	20%
Smart Option - fixed pay(1)	133,990	25	111,154	23
Smart Option - deferred(1)	171,054	32	158,845	33
Smart Option - principal and interest	1,381	—	1,391	—
Graduate Loan	116,619	22	112,202	23
Parent Loan	6,824	2	6,181	1
Total Private Education Loan originations	$532,133	100%	$487,213	100%

Percentage of loans with a cosigner	76.5%		76.0%
Average FICO at approval(2)	745		744

	Six Months Ended June 30,
(Dollars in thousands)	2019	%	2018	%
Smart Option - interest only(1)	$582,977	22%	$543,160	22%
Smart Option - fixed pay(1)	728,451	27	629,001	25
Smart Option - deferred(1)	990,847	37	956,270	39
Smart Option - principal and interest	5,339	—	3,659	—
Graduate Loan	298,297	11	284,814	12
Parent Loan	57,290	3	42,478	2
Total Private Education Loan originations	$2,663,201	100%	$2,459,382	100%

Percentage of loans with a cosigner	86.2%		86.6%
Average FICO at approval(2)	746		746

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2019				2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$285,946	$1,760	$70,619	$358,325	$252,103	$1,113	$18,907	$272,123
Less:
Charge-offs	(55,382)	(171)	(19,074)	(74,627)	(42,270)	(292)	(2,872)	(45,434)
Loan sales(1)	—	—	—	—	—	—	—	—
Plus:
Recoveries	6,108	—	1,276	7,384	5,598	—	96	5,694
Provision for loan losses	71,296	145	21,474	92,915	46,264	252	16,378	62,894
Ending balance	$307,968	$1,734	$74,295	$383,997	$261,695	$1,073	$32,509	$295,277

Troubled debt restructurings(2)	$1,411,189	$—	$—	$1,411,189	$1,121,816	$—	$—	$1,121,816

	Six Months Ended June 30,
	2019				2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$341,121	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(94,959)	(405)	(34,325)	(129,689)	(79,623)	(542)	(4,072)	(84,237)
Loan sales(1)	—	—	—	—	(1,216)	—	—	(1,216)
Plus:
Recoveries	11,805	—	2,185	13,990	10,685	—	127	10,812
Provision for loan losses	113,179	1,162	44,234	158,575	88,134	483	29,826	118,443
Ending balance	$307,968	$1,734	$74,295	$383,997	$261,695	$1,073	$32,509	$295,277

Troubled debt restructurings(2)	$1,411,189	$—	$—	$1,411,189	$1,121,816	$—	$—	$1,121,816

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2019, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 42 percent of our total Private Education Loan portfolio at June 30, 2019, compared with 39 percent at June 30, 2018.
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

	Private Education Loans
	June 30,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,722,581		$5,250,393
Loans in forbearance(2)	574,015		458,111
Loans in repayment and percentage of each status:
Loans current	14,920,746	97.3%	12,697,362	97.8%
Loans delinquent 31-60 days(3)	222,448	1.5	166,322	1.3
Loans delinquent 61-90 days(3)	123,473	0.8	75,534	0.6
Loans delinquent greater than 90 days(3)	65,584	0.4	40,305	0.3
Total Private Education Loans in repayment	15,332,251	100.0%	12,979,523	100.0%
Total Private Education Loans, gross	21,628,847		18,688,027
Private Education Loans deferred origination costs and unamortized premium/(discount)	73,902		61,908
Total Private Education Loans	21,702,749		18,749,935
Private Education Loans allowance for losses	(307,968)		(261,695)
Private Education Loans, net	$21,394,781		$18,488,240

Percentage of Private Education Loans in repayment		70.9%		69.5%

Delinquencies as a percentage of Private Education Loans in repayment		2.7%		2.2%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.6%		3.4%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$285,946	$252,103	$277,943	$243,715
Total provision	71,296	46,264	113,179	88,134
Net charge-offs:
Charge-offs	(55,382)	(42,270)	(94,959)	(79,623)
Recoveries	6,108	5,598	11,805	10,685
Net charge-offs	(49,274)	(36,672)	(83,154)	(68,938)
Loan sales(1)	—	—	—	(1,216)
Allowance at end of period	$307,968	$261,695	$307,968	$261,695

Allowance as a percentage of the ending total loan balance	1.42%	1.40%	1.42%	1.40%
Allowance as a percentage of the ending loans in repayment(2)	2.01%	2.02%	2.01%	2.02%
Allowance coverage of net charge-offs (annualized)	1.56	1.78	1.85	1.90
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.29%	1.14%	1.09%	1.08%
Delinquencies as a percentage of ending loans in repayment(2)	2.68%	2.17%	2.68%	2.17%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.61%	3.41%	3.61%	3.41%
Ending total loans, gross	$21,628,847	$18,688,027	$21,628,847	$18,688,027
Average loans in repayment(2)	$15,241,574	$12,909,623	$15,188,003	$12,810,072
Ending loans in repayment(2)	$15,332,251	$12,979,523	$15,332,251	$12,979,523
_______

(1)	Represents fair value adjustments on loans sold.

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
When we give a borrower facing financial difficulty an interest rate reduction, currently we temporarily reduce the rate to 4.0 percent (previously, to 2.0 percent or 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2019 and June 30, 2018, 7.7 percent and 6.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2019, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.5 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 70 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,723	$5,723
Loans in forbearance	319	82	67	52	54	—	574
Loans in repayment - current	5,019	3,366	2,546	1,897	2,093	—	14,921
Loans in repayment - delinquent 31-60 days	89	43	34	25	31	—	222
Loans in repayment - delinquent 61-90 days	52	25	18	13	15	—	123
Loans in repayment - delinquent greater than 90 days	29	12	10	7	8	—	66
Total	$5,508	$3,528	$2,675	$1,994	$2,201	$5,723	21,629
Deferred origination costs and unamortized premium/(discount)							74
Allowance for loan losses							(308)
Total Private Education Loans, net							$21,395

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.01%	0.51%	0.42%	0.33%	0.34%	—%	3.61%

(Dollars in millions) June 30, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,250	$5,250
Loans in forbearance	264	70	54	36	34	—	458
Loans in repayment - current	4,448	3,083	2,375	1,518	1,274	—	12,698
Loans in repayment - delinquent 31-60 days	72	33	26	18	17	—	166
Loans in repayment - delinquent 61-90 days	36	15	10	7	8	—	76
Loans in repayment - delinquent greater than 90 days	18	8	6	4	4	—	40
Total	$4,838	$3,209	$2,471	$1,583	$1,337	$5,250	18,688
Deferred origination costs and unamortized premium/(discount)							62
Allowance for loan losses							(262)
Total Private Education Loans, net							$18,488

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.97%	0.52%	0.40%	0.27%	0.25%	—%	3.41%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at June 30, 2019 and December 31, 2018.

	June 30, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$218,467	$211,440	$14,663,616	$11,990	$226,738	$15,332,251
$ in total	$348,836	$213,726	$20,683,230	$12,445	$370,610	$21,628,847

	December 31, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$185,795	$175,885	$14,180,350	$12,777	$112,049	$14,666,856
$ in total	$333,222	$177,750	$19,801,184	$13,272	$179,037	$20,504,465
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2019	$1,376,715	$2,589	$5,673
December 31, 2018	$1,168,823	$1,920	$6,322
June 30, 2018	$1,141,135	$1,530	$5,852

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	June 30,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,113,730	98.2%	$960,865	99.5%
Loans delinquent 31-60 days(1)	6,704	0.6	2,376	0.2
Loans delinquent 61-90 days(1)	7,393	0.6	1,594	0.2
Loans delinquent greater than 90 days(1)	6,810	0.6	1,245	0.1
Total Personal Loans in repayment	1,134,637	100.0%	966,080	100.0%
Total Personal Loans, gross	1,134,637		966,080
Personal Loans deferred origination costs and unamortized premium/(discount)	495		(10)
Total Personal Loans	1,135,132		966,070
Personal Loans allowance for losses	(74,295)		(32,509)
Personal Loans, net	$1,060,837		$933,561
Delinquencies as a percentage of Personal Loans in repayment		1.8%		0.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and Personal Loans, and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which has resulted in our adopting increased liquidity requirements. During 2019, we have increased our liquidity levels by increasing cash and cash equivalents and investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. We expect to carry the additional liquidity levels on an ongoing basis.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2019	December 31, 2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$38,835	$25,990
Sallie Mae Bank(1)	3,959,679	2,533,116
Available-for-sale investments	331,541	176,245
Total unrestricted cash and liquid investments	$4,330,055	$2,735,351
____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.
Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$39,149	$23,103	$33,449	$20,945
Sallie Mae Bank(1)	2,889,757	1,362,595	2,367,024	1,332,814
Available-for-sale investments	233,371	222,360	210,965	230,276
Total unrestricted cash and liquid investments	$3,162,277	$1,608,058	$2,611,438	$1,584,035

____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Deposits
The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Deposits - interest bearing	$21,176,022	$18,942,082
Deposits - non-interest bearing	2,112	1,076
Total deposits	$21,178,134	$18,943,158

Our total deposits of $21.2 billion were comprised of $11.8 billion in brokered deposits and $9.4 billion in retail and other deposits at June 30, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of June 30, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.2 billion of our deposit total as of June 30, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $3 million in the three months ended June 30, 2019 and 2018, respectively, and placement fee expense of $8 million and $6 million in the six months ended June 30, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $14 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and fees paid to third party brokers related to brokered CDs were $15 million and $19 million for the six months ended June 30, 2019 and 2018, respectively.
Interest bearing deposits at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,079,766	2.56%	$8,687,766	2.46%
Savings	704,259	2.04	702,342	2.00
Certificates of deposit	11,391,997	2.85	9,551,974	2.74
Deposits - interest bearing	$21,176,022		$18,942,082
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2019, and December 31, 2018, there were $693 million and $523 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $60 million and $53 million at June 30, 2019 and December 31, 2018, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2019, $8.5 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.0 percent and 6.0 percent, respectively, of our total notional derivative contracts of $9.0 billion at June 30, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2019 was $(106.4) million and $8.5 million for the CME and LCH, respectively. Interest income (expense) related to variation margin on derivatives that are not designated as hedging instruments or are designated as fair value relationships is recognized as a gain (loss) rather than as interest income (expense). Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $66 million and $27 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
As of June 30, 2019, LCH was not rated by any of the major rating agencies. However, all derivative counterparties are evaluated internally for credit worthiness. LCH has been deemed by management to have strong liquidity and robust capital levels as of our most recent credit review and has been assigned our strongest risk rating.

The table below highlights exposure related to our derivative counterparties as of June 30, 2019.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$65,596
Exposure to counterparties with credit ratings, net of collateral	$58,265
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for the remainder of 2019. As of June 30, 2019, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework. As our balance sheet continues to grow in 2019, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of these regulatory capital standards for 2019.
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

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of June 30, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,008,318	11.9%		$1,765,971	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,008,318	11.9%		$2,144,394	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,324,527	13.2%		$2,648,957	>	10.5%
Tier 1 Capital (to Average Assets)	$3,008,318	10.6%	(2)	$1,133,551	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%
________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $136 million and $221 million in dividends to the Company for the three and six months ended June 30, 2019, respectively, and no dividends for the three and six months ended June 30, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2019 and December 31, 2018, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Borrowings.”

	June 30, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,753	$197,753	$—	$197,348	$197,348
Total unsecured borrowings	—	197,753	197,753	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,758,872	2,758,872	—	2,284,347	2,284,347
Variable-rate	—	1,906,138	1,906,138	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,665,010	4,665,010	—	4,086,956	4,086,956
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,665,010	4,665,010	—	4,086,956	4,086,956
Total	$—	$4,862,763	$4,862,763	$—	$4,284,304	$4,284,304

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.4 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2019 or in the year ended December 31, 2018.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At June 30, 2019, we had $1.3 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At June 30, 2019, we had a $0.7 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, derivative accounting, and transfers of financial assets and the VIE consolidation model, can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the six months ended June 30, 2019.

Recently Issued but Not Yet Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which will become effective for us on January 1, 2020. This ASU eliminates the current accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for loan losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date.
We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans and our Personal Loans acquired from third-parties. For our Private Education Loan and total Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term expected loss rates. During the remainder of 2019, we plan to complete our loss models for Personal Loans we originate and credit card receivables and complete the testing and validation for all the models to be used to implement CECL. During the second quarter of 2019, we performed a dry run of our CECL solution for our Private Education Loan and purchased Personal Loan portfolios to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution are currently undergoing validation or will be in the coming months. As such, the estimated CECL impacts described below are our best estimates at June 30, 2019, but could be materially different as we complete our testing, validation and other efforts to adopt the new standard.
Adoption of the standard will have a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. If we had adopted the standard at June 30, 2019, we estimate the reported allowance for loan losses would have increased by between $0.9 billion and $1.1 billion, and $0.05 billion and $0.1 billion on that date for Private Education Loans and Personal Loans, respectively. In addition, we estimate that our reported total equity would have been reduced by between $0.7 billion and $0.9 billion on that date. Banking regulators have provided an optional three-year phase-in for the initial impact of adopting the new standard for regulatory capital adequacy purposes. We intend to avail ourselves of the phase-in option and, upon adoption of the new standard, we expect to meet or exceed all applicable regulatory capital levels. The extent of the impact upon adoption at January 1, 2020 will likely depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2019 and 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate that our market risk profile has been managed to be less rate sensitive. Both EAR and EVE results show lower sensitivity than at June 30, 2018. The EVE analysis indicates a change in the direction of rate sensitivity, due primarily to a balance sheet mix change toward more fixed-rate Private Education Loans. This leads the overall change in value in response to an upward rate shock to have a minor negative impact on EVE. The baseline valuation of equity showed a higher relative value in 2018 and a lower relative valuation in 2019, due to the significant changes in the shape of the yield curve used for discounting purposes between the fourth quarter of 2018 and the first quarter of 2019. Both EAR and EVE analyses continue to indicate a relatively low level of interest rate sensitivity.

	June 30,
	2019			2018
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+5.8%	+1.9%	-1.9%	+10.3%	+3.6%	-2.8%
EAR - Ramp	+4.3%	+1.3%	-1.4%	+9.4%	+3.5%	-2.1%
EVE	-0.8%	-0.3%	+0.3%	+7.5%	+2.5%	-2.4%

The EVE results in the table above reflect a change in the calculation of the 2019 and 2018 rate sensitivities. A modification of the discounting methodology resulted in a higher baseline EVE measurement, which results in lower sensitivities. The actual dollar changes in EVE in response to interest rate shocks has changed only slightly. Prior to the change in calculation, the EVE sensitivities at June 30, 2018 were +11.6 percent for “+300 basis points”, +3.9 percent for “+100 basis points” and -4.1 percent for “-100 basis points.”
A primary objective in our funding is to manage our sensitivity to changing interest rates by generally funding our assets with liabilities of similar interest rate repricing characteristics. This funding objective is frequently obtained through the use of derivatives. Uncertainty in loan repayment cash flows and the pricing behavior of our non-maturity retail deposits pose challenges in achieving our interest rate risk objectives. In addition to these considerations, we can have a mismatch in the index (including the frequency of reset) of floating-rate debt versus floating-rate assets.
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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans and cash invested at variable rates, which slightly exceeds the mix of fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of June 30, 2019, there were $10.7 billion of loans with 25 percent interest rate caps on the balance sheet. The less asset-sensitive position at the end of the second quarter of 2019 results in a more balanced interest rate risk profile, leaving the Bank positioned more defensively against potential rate decreases. This sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$435.0	$(435.0)
3-month Treasury bill	weekly	119.0	—	119.0
Prime	monthly	2.0	—	2.0
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	13,395.6	9,860.0	3,535.6
1-month LIBOR	daily	693.5	—	693.5
Non-Discrete reset(2)	daily/weekly	4,140.0	3,618.3	521.7
Fixed-Rate(3)		11,235.1	15,271.9	(4,036.8)
Total		$29,585.2	$29,585.2	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed-rate and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. We consider the overall risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, for which the rates offered are quite highly correlated to changes in the 1-month LIBOR on a monthly basis. The funding in the fixed-rate bucket includes $2.7 billion of equity and $0.5 billion of non-interest bearing liabilities.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2019.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.30
Personal loans	1.35
Cash and investments	0.34
Total earning assets	4.34

Deposits
Short-term deposits	0.59
Long-term deposits	2.63
Total deposits	1.25

Borrowings
Long-term borrowings	4.08
Total borrowings	4.08

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information, see Item 3. “Legal Proceedings” in our 2018 Form 10-K.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2019.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2019	1,125	$10.13	1,110	$129,000
May 1 - May 31, 2019	4,106	$10.04	4,100	$88,000
June 1 - June 30, 2019	782	$9.87	779	$80,000
Total second-quarter 2019	6,013	$10.04	5,989
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

The closing price of our common stock on the Nasdaq Global Select Market on June 28, 2019 was $9.72.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2019.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 24, 2019