Form 10-Q
period 2019-09-30
SLM Corp
filed 2019-10-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2019, there were 422,168,926 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$3,851,608	$2,559,106
Investments:
Available-for-sale investments at fair value (cost of $454,603 and $182,325, respectively)	455,968	176,245
Other investments	85,500	55,554
Total investments	541,468	231,799
Loans held for investment (net of allowance for losses of $414,406 and $341,121, respectively)	24,716,664	22,270,919
Restricted cash	142,846	122,789
Other interest-earning assets	74,670	27,157
Accrued interest receivable	1,510,458	1,191,981
Premises and equipment, net	135,208	105,504
Income taxes receivable, net	108,743	41,570
Tax indemnification receivable	38,226	39,207
Other assets	40,324	48,141
Total assets	$31,160,215	$26,638,173

Liabilities
Deposits	$22,628,677	$18,943,158
Short-term borrowings	297,800	—
Long-term borrowings	4,601,888	4,284,304
Upromise member accounts	192,708	213,104
Other liabilities	256,010	224,951
Total liabilities	27,977,083	23,665,517

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 453.5 million and 449.9 million shares issued, respectively	90,707	89,972
Additional paid-in capital	1,301,628	1,274,635
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $(6,525) and $3,436, respectively)	(20,183)	10,623
Retained earnings	1,725,674	1,340,017
Total SLM Corporation stockholders’ equity before treasury stock	3,497,826	3,115,247
Less: Common stock held in treasury at cost: 31.3 million and 14.2 million shares, respectively	(314,694)	(142,591)
Total equity	3,183,132	2,972,656
Total liabilities and equity	$31,160,215	$26,638,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans	$564,698	$485,997	$1,672,082	$1,370,090
Investments	2,145	1,340	5,272	4,981
Cash and cash equivalents	23,548	10,260	53,212	22,068
Total interest income	590,391	497,597	1,730,566	1,397,139
Interest expense:
Deposits	143,393	105,093	405,977	273,154
Interest expense on short-term borrowings	1,400	1,156	3,700	4,677
Interest expense on long-term borrowings	40,533	34,715	116,675	89,111
Total interest expense	185,326	140,964	526,352	366,942
Net interest income	405,065	356,633	1,204,214	1,030,197
Less: provisions for credit losses	99,526	70,047	256,691	187,245
Net interest income after provisions for credit losses	305,539	286,586	947,523	842,952
Non-interest income (loss):
Gains on sales of loans, net	—	—	—	2,060
Losses on sales of securities, net	—	—	—	(1,549)
Gains (losses) on derivatives and hedging activities, net	1,961	(4,949)	21,460	(6,325)
Other income (loss)	15,280	(80,702)	31,313	(58,765)
Total non-interest income (loss)	17,241	(85,651)	52,773	(64,579)
Non-interest expenses:
Compensation and benefits	64,980	62,260	210,213	190,822
FDIC assessment fees	8,814	9,136	23,788	25,933
Other operating expenses	79,827	79,328	198,573	194,250
Total non-interest expenses	153,621	150,724	432,574	411,005
Income before income tax expense (benefit)	169,159	50,211	567,722	367,368
Income tax expense (benefit)	40,701	(53,667)	130,798	27,404
Net income	128,458	103,878	436,924	339,964
Preferred stock dividends	4,153	4,124	12,952	11,441
Net income attributable to SLM Corporation common stock	$124,305	$99,754	$423,972	$328,523
Basic earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.99	$0.76
Average common shares outstanding	424,149	435,468	429,295	434,875
Diluted earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.98	$0.75
Average common and common equivalent shares outstanding	427,336	440,019	432,572	439,484
Declared dividends per common share attributable to SLM Corporation	$—	$—	$0.09	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$128,458	$103,878	$436,924	$339,964
Other comprehensive income (loss):
Unrealized gains (losses) on investments	1,344	(1,811)	7,446	(5,896)
Unrealized gains (losses) on cash flow hedges	(10,083)	6,556	(48,213)	36,860
Total unrealized gains (losses)	(8,739)	4,745	(40,767)	30,964
Income tax benefit (expense)	2,135	(1,219)	9,961	(7,562)
Other comprehensive income (loss), net of tax benefit (expense)	(6,604)	3,526	(30,806)	23,402
Total comprehensive income	$121,854	$107,404	$406,118	$363,366

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2018	4,000,000	449,408,533	(14,027,932)	435,380,601	$400,000	$89,882	$1,260,201	$23,216	$1,096,359	$(140,956)	$2,728,702
Net income	—	—	—	—	—	—	—	—	103,878	—	103,878
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,526	—	—	3,526
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	107,404
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	270	782	—	1,052
Cash dividends:
Preferred Stock, Series B ($1.03 per share)	—	—	—	—	—	—	—	—	(4,124)	—	(4,124)
Issuance of common shares	—	397,004		397,004	—	80	2,995	—	—	—	3,075
Stock-based compensation expense	—	—	—	—	—	—	5,567	—	—	—	5,567
Shares repurchased related to employee stock-based compensation plans	—	—	(116,151)	(116,151)	—	—	—	—	—	(1,341)	(1,341)
Balance at September 30, 2018	4,000,000	449,805,537	(14,144,083)	435,661,454	$400,000	$89,962	$1,268,763	$27,012	$1,196,895	$(142,297)	$2,840,335

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316
Net income	—	—	—	—	—	—	—	—	128,458	—	128,458
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(6,604)	—	—	(6,604)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	121,854
Cash dividends:
Preferred Stock, Series B ($1.04 per share)	—	—	—	—	—	—	—	—	(4,153)	—	(4,153)
Common stock dividend accrual adjustment	—	—	—	—	—	—	—	—	339	—	339
Issuance of common shares	—	26,137		26,137	—	5	87	—	—	—	92
Stock-based compensation expense	—	—	—	—	—	—	5,132	—	175	—	5,307
Common stock repurchased	—	—	(4,436,963)	(4,436,963)	—	—	—	—	—	(37,477)	(37,477)
Shares repurchased related to employee stock-based compensation plans	—	—	(15,238)	(15,238)	—	—	—	—	—	(146)	(146)
Balance at September 30, 2019	4,000,000	453,534,042	(31,365,116)	422,168,926	$400,000	$90,707	$1,301,628	$(20,183)	$1,725,674	$(314,694)	$3,183,132

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2017	4,000,000	443,463,587	(11,087,337)	432,376,250	$400,000	$88,693	$1,222,277	$2,748	$868,182	$(107,644)	$2,474,256
Net income	—	—	—	—	—	—	—	—	339,964	—	339,964
Other comprehensive income, net of tax	—	—	—	—	—	—	—	23,402	—	—	23,402
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	363,366
Reclassification resulting from the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	592	(592)	—	—
Reclassification resulting from the adoption of the ASU No. 2017-12	—	—	—	—	—	—	—	270	782	—	1,052
Cash dividends:
Preferred Stock, Series B ($2.86 per share)	—	—	—	—	—	—	—	—	(11,441)	—	(11,441)
Issuance of common shares	—	6,341,950	—	6,341,950	—	1,269	20,658	—	—	—	21,927
Stock-based compensation expense	—	—	—	—	—	—	25,828	—	—	—	25,828
Shares repurchased related to employee stock-based compensation plans	—	—	(3,056,746)	(3,056,746)	—	—	—	—	—	(34,653)	(34,653)
Balance at September 30, 2018	4,000,000	449,805,537	(14,144,083)	435,661,454	$400,000	$89,962	$1,268,763	$27,012	$1,196,895	$(142,297)	$2,840,335

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	436,924	—	436,924
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(30,806)	—	—	(30,806)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	406,118
Cash dividends:
Common Stock ($0.09 per share)	—	—	—	—	—	—	—	—	(38,485)	—	(38,485)
Preferred Stock, Series B ($3.24 per share)	—	—	—	—	—	—	—	—	(12,952)	—	(12,952)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,677,821		3,677,821	—	735	2,384	—	—	—	3,119
Stock-based compensation expense	—	—	—	—	—	—	24,604	—	175	—	24,779
Common stock repurchased	—	—	(15,861,718)	(15,861,718)	—	—	—	—	—	(157,597)	(157,597)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,328,665)	(1,328,665)	—	—	—	—	—	(14,506)	(14,506)
Balance at September 30, 2019	4,000,000	453,534,042	(31,365,116)	422,168,926	$400,000	$90,707	$1,301,628	$(20,183)	$1,725,674	$(314,694)	$3,183,132

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$436,924	$339,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	256,691	187,245
Income tax expense	130,798	27,404
Amortization of brokered deposit placement fee	12,292	9,378
Amortization of Secured Borrowing Facility upfront fee	838	851
Amortization of deferred loan origination costs and loan premium/(discounts), net	9,750	8,039
Net amortization of discount on investments	1,312	1,344
Increase in tax indemnification receivable	981	86,079
Depreciation of premises and equipment	10,850	9,977
Stock-based compensation expense	24,841	25,828
Unrealized (losses) gains on derivatives and hedging activities, net	(24,957)	6,065
Gains on sales of loans, net	—	(2,060)
Losses on sales of securities, net	—	1,549
Other adjustments to net income, net	(2,447)	5,704
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(719,555)	(628,959)
Increase in non-marketable securities	(10,700)	(5,000)
Increase in other interest-earning assets	(47,513)	(10,485)
Decrease in tax indemnification receivable	—	26,991
Increase in other assets	(10,274)	(56,659)
Decrease in income taxes payable, net	(184,991)	(156,502)
Increase in accrued interest payable	21,831	27,265
Increase in other liabilities	15,928	3,582
Total adjustments	(514,325)	(432,364)
Total net cash used in operating activities	(77,401)	(92,400)
Investing activities
Loans acquired and originated	(5,335,986)	(5,570,195)
Net proceeds from sales of loans held for investment	—	44,832
Proceeds from claim payments	31,474	38,492
Net decrease in loans held for investment	2,992,844	2,208,681
Purchases of available-for-sale securities	(305,872)	(7,914)
Proceeds from sales and maturities of available-for-sale securities	32,282	70,843
Total net cash used in investing activities	(2,585,258)	(3,215,261)
Financing activities
Brokered deposit placement fee	(19,799)	(25,104)
Net increase in certificates of deposit	2,682,850	1,953,644
Net increase in other deposits	911,985	458,472
Borrowings collateralized by loans in securitization trusts - issued	1,105,594	1,890,912
Borrowings collateralized by loans in securitization trusts - repaid	(793,062)	(639,190)
Borrowings under Secured Borrowing Facility	297,800	300,000
Repayment of borrowings under Secured Borrowing Facility	—	(300,000)
Fees paid on Secured Borrowing Facility	(1,116)	(1,095)
Common stock dividends paid	(38,485)	—
Preferred stock dividends paid	(12,952)	(11,441)

Common stock repurchased	(157,597)	—
Net cash provided by financing activities	3,975,218	3,626,198
Net increase in cash, cash equivalents and restricted cash	1,312,559	318,537
Cash, cash equivalents and restricted cash at beginning of period	2,681,895	1,636,175
Cash, cash equivalents and restricted cash at end of period	$3,994,454	$1,954,712
Cash disbursements made for:
Interest	$489,599	$327,798
Income taxes paid	$185,138	$161,248
Income taxes refunded	$(853)	$(5,174)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,851,608	$1,839,054
Restricted cash	142,846	115,658
Total cash, cash equivalents and restricted cash	$3,994,454	$1,954,712
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
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
Reclassifications
Certain reclassifications have been made to the balances for the three and nine months ended September 30, 2018, to be consistent with classifications adopted in 2019, which had no effect on net income, total assets or total liabilities.
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
We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans (as hereinafter defined), our Personal Loans (as hereinafter defined) acquired from third-parties and those originated organically, and prepayments. For our Private Education Loan and Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We will estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term historic loss rates. During the third quarter of 2019, we performed monthly dry runs of our CECL solution to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution are currently either undergoing validation or we are remediating findings from already completed validations. In addition, the calculation engine that is determining the present value of the discounted cash flows is currently being reviewed and tested. As we approach the implementation date, we will continue to perform dry runs of the CECL solution, finalize and implement the required governance and internal controls, complete our loss models for both Personal Loans we originate and credit card receivables, and complete the testing and validation for all the models to be used to implement CECL.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Investments
Available-for-Sale Investments

The amortized cost and fair value of securities available for sale are as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$219,531	$1,807	$(723)	$220,615
Utah Housing Corporation bonds	19,474	149	(261)	19,362
U.S. government-sponsored enterprises	215,598	473	(80)	215,991
Total	$454,603	$2,429	$(1,064)	$455,968

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$159,937	$155	$(5,517)	$154,575
Utah Housing Corporation bonds	22,388	23	(741)	21,670
Total	$182,325	$178	$(6,258)	$176,245

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our available for sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2019:
Mortgage-backed securities	$(126)	$6,920	$(597)	$73,337	$(723)	$80,257
Utah Housing Corporation bonds	—	—	(261)	10,919	(261)	10,919
U.S. government-sponsored enterprises	(80)	34,917	—	—	(80)	34,917
Total	$(206)	$41,837	$(858)	$84,256	$(1,064)	$126,093

As of December 31, 2018:
Mortgage-backed securities	$(228)	$16,948	$(5,289)	$125,537	$(5,517)	$142,485
Utah Housing Corporation bonds	—	—	(741)	16,647	(741)	16,647
Total	$(228)	$16,948	$(6,030)	$142,184	$(6,258)	$159,132

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $56 million, $103 million, and $60 million, respectively, at September 30, 2019. We own these securities to meet our requirements under the Community Reinvestment Act. As of September 30, 2019, 35 of the 103 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 16 of the 35 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold each of these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2018, 74 of the 86 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 34 of the 74 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are rated Aa3 by Moody’s Investors Service. As of September 30, 2019, one of the three separate bonds was in a net loss position. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

Beginning in the second quarter of 2019, we began investing in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank (“FHLB”), Freddie Mac and the Federal Farm Credit Bank (“FFCB”). These bonds are rated AA+ by Moody’s Investors Services. As of September 30, 2019, 2 of the 11 securities had unrealized losses.
As of September 30, 2019, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$77,265	$77,377
2021	103,336	103,698
2022	34,997	34,917
2038	260	284
2039	2,880	3,071
2042	7,558	7,388
2043	12,274	12,420
2044	18,838	18,994
2045	20,227	20,259
2046	32,152	32,028
2047	48,145	47,816
2048	13,205	13,548
2049	83,466	84,168
Total	$454,603	$455,968

The mortgage-backed securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $214 million and $147 million par value of mortgage-backed securities pledged to this borrowing facility at September 30, 2019 and December 31, 2018, respectively, as discussed further in Note 6, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million on our earlier equity securities investments. As of September 30, 2019 and December 31, 2018, our total investment in the securities of this issuer was $26 million and $8 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits. Total carrying value of the LIHTC investments was $59 million at September 30, 2019 and $48 million at

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

December 31, 2018. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $33 million at September 30, 2019 and $37 million at December 31, 2018.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $0.8 million at September 30, 2019 and $0.9 million at December 31, 2018. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR. As of September 30, 2019 and December 31, 2018, 59 percent and 67 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	September 30,	December 31,
	2019	2018
Private Education Loans:
Fixed-rate	$9,551,114	$6,759,019
Variable-rate	13,569,055	13,745,446
Total Private Education Loans, gross	23,120,169	20,504,465
Deferred origination costs and unamortized premium/(discount)	78,103	68,321
Allowance for loan losses	(342,544)	(277,943)
Total Private Education Loans, net	22,855,728	20,294,843

FFELP Loans	798,168	846,487
Deferred origination costs and unamortized premium/(discount)	2,203	2,379
Allowance for loan losses	(1,689)	(977)
Total FFELP Loans, net	798,682	847,889

Personal Loans (fixed-rate)	1,131,833	1,190,091
Deferred origination costs and unamortized premium/(discount)	594	297
Allowance for loan losses	(70,173)	(62,201)
Total Personal Loans, net	1,062,254	1,128,187

Loans held for investment, net	$24,716,664	$22,270,919

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years at both September 30, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	September 30,
	2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,202,420	9.30%	$19,295,318	9.16%
FFELP Loans	806,865	4.54	877,279	4.65
Personal Loans	1,132,185	12.16	1,082,177	11.03
Total portfolio	$24,141,470		$21,254,774

	Nine Months Ended
	September 30,
	2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,896,218	9.40%	$18,908,929	9.01%
FFELP Loans	821,870	4.83	898,208	4.47
Personal Loans	1,152,471	11.99	810,753	10.82
Total portfolio	$23,870,559		$20,617,890

Certain Collection Tools - Private Education Loans
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers. Of our loans that are considered TDRs (as hereinafter defined) at September 30, 2019, approximately one-half involve a temporary forbearance of payments and do not change the contractual interest rate of the loan, and the other half involve a temporary contractual interest rate reduction and permanent extension of the loan term.
Forbearance also allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback.

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,734	$307,968	$74,295	$383,997
Total provision	158	84,110	14,046	98,314
Net charge-offs:
Charge-offs	(203)	(56,398)	(19,626)	(76,227)
Recoveries	—	6,864	1,458	8,322
Net charge-offs	(203)	(49,534)	(18,168)	(67,905)
Ending Balance	$1,689	$342,544	$70,173	$414,406
Allowance:
Ending balance: individually evaluated for impairment	$—	$171,884	$—	$171,884
Ending balance: collectively evaluated for impairment	$1,689	$170,660	$70,173	$242,522
Loans:
Ending balance: individually evaluated for impairment	$—	$1,474,819	$—	$1,474,819
Ending balance: collectively evaluated for impairment	$798,168	$21,645,350	$1,131,833	$23,575,351
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.13%	1.27%	6.42%
Allowance as a percentage of the ending total loan balance	0.21%	1.48%	6.20%
Allowance as a percentage of the ending loans in repayment(1)	0.27%	2.13%	6.20%
Allowance coverage of net charge-offs (annualized)	2.08	1.73	0.97
Ending total loans, gross	$798,168	$23,120,169	$1,131,833
Average loans in repayment(1)	$621,706	$15,632,028	$1,131,965
Ending loans in repayment(1)	$631,626	$16,072,979	$1,131,833
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended September 30, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$1,073	$261,695	$32,509	$295,277
Total provision	259	42,482	26,155	68,896
Net charge-offs:
Charge-offs	(252)	(34,229)	(5,740)	(40,221)
Recoveries	—	4,736	286	5,022
Net charge-offs	(252)	(29,493)	(5,454)	(35,199)
Ending Balance	$1,080	$274,684	$53,210	$328,974
Allowance:
Ending balance: individually evaluated for impairment	$—	$119,643	$—	$119,643
Ending balance: collectively evaluated for impairment	$1,080	$155,041	$53,210	$209,331
Loans:
Ending balance: individually evaluated for impairment	$—	$1,199,493	$—	$1,199,493
Ending balance: collectively evaluated for impairment	$866,786	$19,040,498	$1,133,005	$21,040,289
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.15%	0.88%	2.03%
Allowance as a percentage of the ending total loan balance	0.12%	1.36%	4.70%
Allowance as a percentage of the ending loans in repayment(1)	0.16%	1.99%	4.70%
Allowance coverage of net charge-offs (annualized)	1.07	2.33	2.44
Ending total loans, gross	$866,786	$20,239,991	$1,133,005
Average loans in repayment(1)	$681,131	$13,351,517	$1,072,624
Ending loans in repayment(1)	$679,110	$13,815,415	$1,133,005
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Loan Losses
Beginning balance	$977	$277,943	$62,201	$341,121
Total provision	1,320	197,289	58,280	256,889
Net charge-offs:
Charge-offs	(608)	(151,357)	(53,951)	(205,916)
Recoveries	—	18,669	3,643	22,312
Net charge-offs	(608)	(132,688)	(50,308)	(183,604)
Ending Balance	$1,689	$342,544	$70,173	$414,406
Allowance:
Ending balance: individually evaluated for impairment	$—	$171,884	$—	$171,884
Ending balance: collectively evaluated for impairment	$1,689	$170,660	$70,173	$242,522
Loans:
Ending balance: individually evaluated for impairment	$—	$1,474,819	$—	$1,474,819
Ending balance: collectively evaluated for impairment	$798,168	$21,645,350	$1,131,833	$23,575,351
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.13%	1.15%	5.82%
Allowance as a percentage of the ending total loan balance	0.21%	1.48%	6.20%
Allowance as a percentage of the ending loans in repayment(1)	0.27%	2.13%	6.20%
Allowance coverage of net charge-offs (annualized)	2.08	1.94	1.05
Ending total loans, gross	$798,168	$23,120,169	$1,131,833
Average loans in repayment(1)	$636,538	$15,351,188	$1,152,555
Ending loans in repayment(1)	$631,626	$16,072,979	$1,131,833
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

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2019 and September 30, 2018, 8.0 percent and 7.4 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of September 30, 2019 and December 31, 2018, approximately 52 percent and 57 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Loan Losses,” and Note 6, “Allowance for Loan Losses” in our 2018 Form 10-K.
Within the Private Education Loan portfolio, loans greater than 90 days past due are nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
At September 30, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2019
TDR Loans	$1,503,740	$1,474,819	$171,884

December 31, 2018
TDR Loans	$1,280,713	$1,257,856	$120,110

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,467,098	$24,639	$1,180,206	$19,943

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,391,167	$69,159	$1,106,946	$56,509

The following table provides information regarding the loan status and aging of TDR loans.

	September 30,		December 31,
	2019		2018
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$89,046		$69,212
TDR loans in forbearance(2)	97,175		69,796
TDR loans in repayment(3) and percentage of each status:
Loans current	1,137,771	88.3%	994,411	88.9%
Loans delinquent 31-60 days(4)	74,243	5.7	63,074	5.6
Loans delinquent 61-90 days(4)	47,500	3.7	36,804	3.3
Loans delinquent greater than 90 days(4)	29,084	2.3	24,559	2.2
Total TDR loans in repayment	1,288,598	100.0%	1,118,848	100.0%
Total TDR loans, gross	$1,474,819		$1,257,856
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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$115,195	$21,092	$29,258	$101,117	$11,090	$20,595

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$357,676	$54,173	$84,409	$301,769	$39,315	$68,430
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

Private Education Loan Key Credit Quality Indicators
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status, and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans
	Credit Quality Indicators
	September 30, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$20,663,133	89%	$18,378,398	90%
Without cosigner	2,457,036	11	2,126,067	10
Total	$23,120,169	100%	$20,504,465	100%

FICO at Original Approval(2):
Less than 670	$1,635,201	7%	$1,409,789	7%
670-699	3,528,152	15	3,106,983	15
700-749	7,632,035	33	6,759,721	33
Greater than or equal to 750	10,324,781	45	9,227,972	45
Total	$23,120,169	100%	$20,504,465	100%

FICO-Refreshed(2)(3):
Less than 670	$2,819,600	12%	$2,416,979	12%
670-699	2,843,463	12	2,504,467	12
700-749	6,830,464	30	6,144,489	30
Greater than or equal to 750	10,626,642	46	9,438,530	46
Total	$23,120,169	100%	$20,504,465	100%

Seasoning(4):
1-12 payments	$5,970,773	26%	$4,969,334	24%
13-24 payments	3,652,078	16	3,481,235	17
25-36 payments	2,684,175	11	2,741,954	13
37-48 payments	2,031,488	9	1,990,049	10
More than 48 payments	2,337,745	10	2,061,448	10
Not yet in repayment	6,443,910	28	5,260,445	26
Total	$23,120,169	100%	$20,504,465	100%
______

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Represents the FICO score updated as of the third-quarter 2019.

(4)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	September 30,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,443,910		$5,260,445
Loans in forbearance(2)	603,280		577,164
Loans in repayment and percentage of each status:
Loans current	15,627,722	97.2%	14,289,705	97.4%
Loans delinquent 31-60 days(3)	263,331	1.6	231,216	1.6
Loans delinquent 61-90 days(3)	120,007	0.8	95,105	0.7
Loans delinquent greater than 90 days(3)	61,919	0.4	50,830	0.3
Total Private Education Loans in repayment	16,072,979	100.0%	14,666,856	100.0%
Total Private Education Loans, gross	23,120,169		20,504,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	78,103		68,321
Total Private Education Loans	23,198,272		20,572,786
Private Education Loans allowance for losses	(342,544)		(277,943)
Private Education Loans, net	$22,855,728		$20,294,843
Percentage of Private Education Loans in repayment		69.5%		71.5%
Delinquencies as a percentage of Private Education Loans in repayment		2.8%		2.6%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.6%		3.8%
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

Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores, loan seasoning, and loan delinquency status. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following table highlights the gross principal balance of our Personal Loan portfolio stratified by key credit quality indicators.

	Personal Loans
	Credit Quality Indicators
	September 30, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$55,467	5%	$77,702	7%
670-699	286,460	25	339,053	28
700-749	557,828	49	554,700	47
Greater than or equal to 750	232,078	21	218,636	18
Total	$1,131,833	100%	$1,190,091	100%

Seasoning(2):
0-12 payments	$561,102	50%	$1,008,758	85%
13-24 payments	552,313	49	181,333	15
25-36 payments	18,418	1	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,131,833	100%	$1,190,091	100%
______

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	September 30,		December 31,
	2019		2018
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,109,512	98.0%	$1,172,776	98.5%
Loans delinquent 31-60 days(1)	6,341	0.6	6,722	0.6
Loans delinquent 61-90 days(1)	8,382	0.7	5,416	0.5
Loans delinquent greater than 90 days(1)	7,598	0.7	5,177	0.4
Total Personal Loans in repayment	1,131,833	100.0%	1,190,091	100.0%
Total Personal Loans, gross	1,131,833		1,190,091
Personal Loans deferred origination costs and unamortized premium/(discount)	594		297
Total Personal Loans	1,132,427		1,190,388
Personal Loans allowance for losses	(70,173)		(62,201)
Personal Loans, net	$1,062,254		$1,128,187
Delinquencies as a percentage of Personal Loans in repayment		2.0%		1.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2019	$1,488,628	$2,348	$7,505
December 31, 2018	$1,168,823	$1,920	$6,322

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Deposits - interest bearing	$22,628,139	$18,942,082
Deposits - non-interest bearing	538	1,076
Total deposits	$22,628,677	$18,943,158

Our total deposits of $22.6 billion were comprised of $12.5 billion in brokered deposits and $10.1 billion in retail and other deposits at September 30, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of September 30, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of September 30, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $4 million in the three months ended September 30, 2019 and 2018, respectively, and placement fee expense of $12 million and $9 million in the nine months ended September 30, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $5 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and fees paid to third-party brokers related to brokered CDs were $20 million and $25 million for the nine months ended September 30, 2019 and 2018, respectively.
Interest bearing deposits at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019		December 31, 2018
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,620,876	2.29%	$8,687,766	2.46%
Savings	707,546	1.87	702,342	2.00
Certificates of deposit	12,299,717	2.60	9,551,974	2.74
Deposits - interest bearing	$22,628,139		$18,942,082

____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2019, and December 31, 2018, there were $557 million and $523 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $72 million and $53 million at September 30, 2019 and December 31, 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,956	$197,956	$—	$197,348	$197,348
Total unsecured borrowings	—	197,956	197,956	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,699,378	2,699,378	—	2,284,347	2,284,347
Variable-rate	—	1,704,554	1,704,554	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,403,932	4,403,932	—	4,086,956	4,086,956
Secured Borrowing Facility	297,800	—	297,800	—	—	—
Total secured borrowings	297,800	4,403,932	4,701,732	—	4,086,956	4,086,956
Total	$297,800	$4,601,888	$4,899,688	$—	$4,284,304	$4,284,304

Short-term Borrowings
Secured Borrowing Facility
On February 20, 2019, we amended and extended the maturity of our $750 million Secured Borrowing Facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extends the revolving period, during which we may borrow, repay and reborrow funds, until February 19, 2020. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 19, 2021 (or earlier, if certain material adverse events occur). At September 30, 2019, there were $298 million borrowings outstanding under the Secured Borrowing Facility and at December 31, 2018, there were no borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At September 30, 2019, the outstanding balance was $198 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)

Secured Financings
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At September 30, 2019, $464 million of our Private Education Loans, including $430 million of principal and $34 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At September 30, 2019, $688 million of our Private Education Loans, including $641 million of principal and $47 million in capitalized interest, were encumbered because of this transaction.

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

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,403,932	$4,403,932	$5,446,885	$127,043	$400,574	$5,974,502
Secured Borrowing Facility	297,800	—	297,800	339,290	8,902	27,159	375,351
Total	$297,800	$4,403,932	$4,701,732	$5,786,175	$135,945	$427,733	$6,349,853

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,570	$5,470,838
Secured Borrowing Facility	—	—	—	—	—	157	157
Total	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,727	$5,470,995
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.2 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2019 or in the year ended December 31, 2018.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2019, $9.0 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.5 percent and 5.5 percent respectively, of our total notional derivative contracts of $9.5 billion at September 30, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2019 was $(133.6) million and $11.5 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $73 million and $27 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2019 and December 31, 2018, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2019 and 2018. Please refer to Note 10, “Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2019	2018	2019	2018	2019	2018	2019	2018
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$275	$—	$—	$2,000	$—	$90	$275	$2,090
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(2,032)	(815)	—	(423)	—	(1,238)	(2,032)
Total net derivatives		$275	$(2,032)	$(815)	$2,000	$(423)	$90	$(963)	$58
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Gross position(1)	$275	$2,090	$(1,238)	$(2,032)
Impact of master netting agreement	(142)	(1,389)	142	1,389
Derivative values with impact of master netting agreements (as carried on balance sheet)	133	701	(1,096)	(643)
Cash collateral pledged(2)	73,527	27,151	—	—
Net position	$73,660	$27,852	$(1,096)	$(643)

__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Notional Values

Interest rate swaps	$1,183,176	$1,280,367	$4,831,038	$3,137,965	$3,471,271	$1,577,978	$9,485,485	$5,996,310

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018

Deposits	$(4,903,568)	$(3,114,304)	$(83,892)	$14,202

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(2,924)	$(3,977)	$(10,812)	$(7,303)
Hedged items recorded in interest expense	(16,391)	4,809	(98,094)	27,526
Derivatives recorded in interest expense	16,610	(4,896)	97,947	(27,774)
Total	$(2,705)	$(4,064)	$(10,959)	$(7,551)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$517	$(21)	$3,002	$(2,142)
Total	$517	$(21)	$3,002	$(2,142)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$2,844	$(1,557)	$25,288	$(8,492)
Total	2,844	(1,557)	25,288	(8,492)
Total	$656	$(5,642)	$17,331	$(18,185)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Amount of gain recognized in other comprehensive income (loss)	$(9,566)	$6,453	$(45,211)	$34,718
Less: amount of loss reclassified in interest expense	517	(21)	3,002	(2,142)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(10,083)	$6,474	$(48,213)	$36,860

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $4.7 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2019, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at September 30, 2019 and December 31, 2018, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $74 million and $27 million at September 30, 2019 and December 31, 2018, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2019	2018	2019	2018
Common stock repurchased under repurchase program(1)	4,436,963	—	15,861,718	—
Average purchase price per share(2)	$8.45	$—	$9.94	$—
Shares repurchased related to employee stock-based compensation plans(3)	15,238	116,151	1,328,665	3,056,746
Average purchase price per share	$9.54	$11.54	$10.92	$11.34
Common shares issued(4)	26,137	397,004	3,677,821	6,341,950

__________________

(1)	Common shares purchased under our share repurchase program. $43 million of capacity under the program remained available as of September 30, 2019.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2019 was $8.83.

Dividend and Share Repurchases

In September 2019, we paid a common stock dividend of $0.03 per common share. In the nine months ended September 30, 2019, we paid a total common stock dividend of $0.09 per common share.

Under our share repurchase program, we repurchased 4 million shares of common stock for $37 million in the three months ended September 30, 2019 and 16 million shares of common stock for $157 million in the nine months ended September 30, 2019. Our share repurchase program permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million and expires on January 22, 2021. In the three and nine months ended September 30, 2018, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$128,458	$103,878	$436,924	$339,964
Preferred stock dividends	4,153	4,124	12,952	11,441
Net income attributable to SLM Corporation common stock	$124,305	$99,754	$423,972	$328,523
Denominator:
Weighted average shares used to compute basic EPS	424,149	435,468	429,295	434,875
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,187	4,551	3,277	4,609
Weighted average shares used to compute diluted EPS	427,336	440,019	432,572	439,484

Basic earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.99	$0.76

Diluted earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.98	$0.75

________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2019 and 2018, securities covering no shares and approximately 0 shares, and for the nine months ended September 30, 2019 and 2018, securities covering no shares and approximately 0 shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2019, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$455,968	$—	$455,968	$—	$176,245	$—	$176,245
Derivative instruments	—	275	—	275	—	2,090	—	2,090
Total	$—	$456,243	$—	$456,243	$—	$178,335	$—	$178,335

Liabilities
Derivative instruments	$—	$(1,238)	$—	$(1,238)	$—	$(2,032)	$—	$(2,032)
Total	$—	$(1,238)	$—	$(1,238)	$—	$(2,032)	$—	$(2,032)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2019			December 31, 2018
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$25,402,823	$22,855,728	$2,547,095	$22,313,419	$20,294,843	$2,018,576
FFELP Loans	810,141	798,682	11,459	859,185	847,889	11,296
Personal Loans	1,126,514	1,062,254	64,260	1,156,531	1,128,187	28,344
Cash and cash equivalents	3,851,608	3,851,608	—	2,559,106	2,559,106	—
Available-for-sale investments	455,968	455,968	—	176,245	176,245	—
Accrued interest receivable	1,638,821	1,510,458	128,363	1,285,842	1,191,981	93,861
Tax indemnification receivable	38,226	38,226	—	39,207	39,207	—
Derivative instruments	275	275	—	2,090	2,090	—
Total earning assets	$33,324,376	$30,573,199	$2,751,177	$28,391,625	$26,239,548	$2,152,077
Interest-bearing liabilities:
Money-market and savings accounts	$10,356,228	$10,328,422	$(27,806)	$9,370,957	$9,390,108	$19,151
Certificates of deposit	12,397,103	12,299,717	(97,386)	9,513,194	9,551,974	38,780
Short-term borrowings	297,800	297,800	—	—	—	—
Long-term borrowings	4,725,251	4,601,888	(123,363)	4,278,931	4,284,304	5,373
Accrued interest payable	83,172	83,172	—	61,341	61,341	—
Derivative instruments	1,238	1,238	—	2,032	2,032	—
Total interest-bearing liabilities	$27,860,792	$27,612,237	$(248,555)	$23,226,455	$23,289,759	$63,304

Excess of net asset fair value over carrying value			$2,502,622			$2,215,381

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

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of September 30, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,123,262	11.5%		$1,893,808	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,123,262	11.5%		$2,299,624	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,462,407	12.8%		$2,840,712	>	10.5%
Tier 1 Capital (to Average Assets)	$3,123,262	10.3%	(2)	$1,209,790	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%

________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Regulatory Capital (Continued)

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $20 million and $241 million in dividends to the Company for the three and nine months ended September 30, 2019, respectively, and no dividends for the three and nine months ended September 30, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2019, we had $2.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At September 30, 2019, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Legal Proceedings
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. The court heard oral argument on the Bank’s motion to dismiss on April 11, 2019. On August 15, 2019, the court entered an order denying the Bank’s motion to dismiss. On September 5, 2019, the Bank filed with the Supreme Court of Mississippi a petition for interlocutory appeal. The Mississippi Attorney General filed an opposition to the petition for interlocutory appeal on September 19, 2019.  On October 16, 2019, the Supreme Court of Mississippi granted the Bank’s petition for interlocutory appeal and stayed the trial court proceedings.
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

The following information is current as of October 23, 2019 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019) (the “2018 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2018 Form 10-K.

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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this Form 10-Q for the quarter ended September 30, 2019 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.” In addition, upon the adoption of the current expected credit loss methodology for recognition of credit losses on January 1, 2020, we plan to use a new, adjusted non-GAAP measure to help investors better understand how we will internally view and measure our performance by, among other things, recognizing all loan losses upon actual charge-off of those loans, rather than using current expected losses. See “— ‘Adjusted Core Earnings’ upon the Adoption of ASU No. 2016-13, ‘Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.’ ”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2019	2018	2019	2018

Net income attributable to SLM Corporation common stock	$124,305	$99,754	$423,972	$328,523
Diluted earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.98	$0.75
Weighted average shares used to compute diluted earnings per share	427,336	440,019	432,572	439,484
Return on assets(1)	1.7%	1.7%	2.0%	1.9%
Non-GAAP operating efficiency ratio(2)	36.6%	54.7%	35.1%	42.3%

Other Operating Statistics
Ending Private Education Loans, net	$22,855,728	$20,030,806	$22,855,728	$20,030,806
Ending FFELP Loans, net	798,682	868,138	798,682	868,138
Ending total education loans, net	$23,654,410	$20,898,944	$23,654,410	$20,898,944

Ending Personal Loans, net	$1,062,254	$1,079,959	$1,062,254	$1,079,959

Average education loans	$23,009,285	$20,172,597	$22,718,088	$19,807,137
Average Personal Loans	$1,132,185	$1,082,177	$1,152,471	$810,753
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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2019.
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

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%	2019	2018	$	%
Interest income:
Loans	$565	$486	$79	16%	$1,672	$1,370	$302	22%
Investments	2	1	1	100	5	5	—	—
Cash and cash equivalents	23	11	12	109	53	22	31	141
Total interest income	590	498	92	18	1,730	1,397	333	24
Total interest expense	185	141	44	31	526	367	159	43
Net interest income	405	357	48	14	1,204	1,030	174	17
Less: provisions for credit losses	99	70	29	41	257	187	69	37
Net interest income after provisions for credit losses	306	287	19	7	947	843	104	12
Non-interest income (loss):
Gains on sales of loans, net	—	—	—	—	—	2	(2)	(100)
Losses on sales of securities, net	—	—	—	—	—	(2)	2	100
Gains (losses) on derivatives and hedging activities, net	2	(5)	7	140	21	(6)	28	467
Other income (loss)	15	(81)	96	119	32	(59)	90	153
Total non-interest income (loss)	17	(86)	103	120	53	(65)	117	180
Non-interest expenses:
Total non-interest expenses	154	151	3	2	433	411	22	5
Income before income tax expense (benefit)	169	50	119	238	568	367	201	55
Income tax expense (benefit)	41	(54)	94	174	131	27	103	381
Net income	128	104	26	25	437	340	97	29
Preferred stock dividends	4	4	—	—	13	11	2	18
Net income attributable to SLM Corporation common stock	$124	$100	$26	26%	$424	$329	$95	29%
Basic earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.06	26%	$0.99	$0.76	$0.23	30%
Diluted earnings per common share attributable to SLM Corporation	$0.29	$0.23	$0.06	26%	$0.98	$0.75	$0.23	31%
Declared dividends per common share attributable to SLM Corporation	$—	$—	$—	—	$0.09	$—	$0.09	100%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
For the three months ended September 30, 2019, net income was $128 million, or $0.29 diluted earnings per common share, compared with net income of $104 million, or $0.23 diluted earnings per common share, for the three months ended September 30, 2018. The year-over-year increase in net income was due to a $48 million increase in net interest income and a $103 million increase in non-interest income, which were offset by a $29 million increase in provisions for credit losses, a $3 million increase in total non-interest expenses, and a $94 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $48 million in the current quarter compared with the year-ago quarter due to a $2.9 billion increase in average loans outstanding. Net interest margin decreased primarily as a result of a $2.3 billion increase in average cash and other short-term investment balances associated with our efforts to increase overall liquidity levels for risk management purposes. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The overall impact of the increased liquidity was immaterial to net income in third quarter 2019.
•Provisions for credit losses in the current quarter increased $29 million compared with the year-ago quarter. This increase was primarily due to a higher provision for our TDR portfolio as a result of the impact of declining interest rates, higher delinquencies, and a 16 percent growth in Private Education Loans in repayment. The allowance for a TDR loan equals the difference between the carrying amount of the loan and the present value of the expected future cash flows discounted at the effective interest rate of the loan just prior to the loan’s classification as a TDR. For our variable-rate TDR loans, we lock in the discount rate at the time of TDR classification and do not adjust that rate as interest rates change. Therefore, when interest rates increase, we record a lower allowance on our variable-rate TDR portfolio because of the higher future expected cash flows. Conversely, when interest rates decline, as they have during 2019, the present value of future expected cash flows of the variable-rate TDR portfolio decline and the related allowance increases.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $2 million in the third quarter of 2019 compared with a net loss of $5 million in the year-ago quarter. The increase was driven by several factors, including an additional $0.4 billion of notional derivative contracts entered into during the third quarter of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the third quarter of 2019.
•Other income was $15 million in the third quarter of 2019 compared with other loss of $81 million in the year-ago quarter. In the third quarter of 2018, we reduced other income by $90 million to reflect the reduction in the tax indemnification receivable from Navient Corporation (“Navient”) because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. Absent this 2018 tax-related item, other income in the third quarter of 2019 was $6 million greater than in the third quarter of 2018, primarily due to an $8 million gain recorded related to changes in the valuation of certain non-marketable securities, which was offset by lower revenue in our Upromise business.
•Third-quarter 2019 non-interest expenses were $154 million, compared with $151 million in the year-ago quarter. The increase in non-interest expenses was primarily driven by growth in our portfolio and increased marketing costs, slightly offset by the reduction in initial costs related to our migration to the cloud. Our non-GAAP operating efficiency ratio improved to 36.6 percent for the quarter ended September 30, 2019 from 54.7 percent for the quarter ended September 30, 2018. The decline was primarily the result of a reduction in other income of $90 million recorded in the third quarter of 2018 to reflect the reduction in the tax indemnification receivable from Navient because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions, and was also due to net interest income increasing 14 percent during the third quarter of 2019 while non-interest expenses only increased 2 percent compared to the year-ago quarter.
•Third-quarter 2019 income tax expense was $41 million, compared with a $54 million income tax benefit in the year-ago quarter. In the third quarter of 2018, the federal statute of limitations expired related to certain indemnified uncertain tax positions, causing us to reduce income tax expense by $90 million, which was offset by a $90 million reduction in other income related to the tax indemnification receivable from Navient. As a result, the effective tax rate in the third quarter of 2018 was a negative 106.9 percent. Absent that item, our effective tax rate for the third quarter of 2018 would have been 25.8 percent compared to 24.1 percent in the third quarter of 2019. The decrease in the effective tax rate in the third quarter of 2019 was primarily driven by $2 million of tax credits recorded in the quarter, the majority of which related to prior year tax filings.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
For the nine months ended September 30, 2019, net income was $437 million, or $0.98 diluted earnings per common share, compared with net income of $340 million, or $0.75 diluted earnings per common share, for the nine months ended September 30, 2018. The year-over-year increase in net income was due to a $174 million increase in net interest income and a $117 million increase in non-interest income, which were offset by a $69 million increase in provisions for credit losses, a $22 million increase in total non-interest expenses, and a $103 million increase in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the first nine months of 2019 compared with the year-ago period are as follows:
•Net interest income increased by $174 million in the first nine months of 2019 compared with the year-ago period primarily due to a $3.3 billion increase in average loans outstanding. Net interest margin decreased primarily as a result of an additional $1.5 billion in average cash and other short-term investments held in the first nine months of 2019 compared with the year-ago period. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The increase in yield on our education loan portfolios in the first nine months of 2019 compared with the year-ago period was primarily due to the carryover benefit in early 2019 from the increase in LIBOR rates during 2018, which increased the yield on our variable-rate Private Education Loan and FFELP portfolios. The increase in our cost of funds in the first nine months of 2019 compared to the year-ago period was also due to the increasing rates that occurred in the latter half of 2018.
•Provisions for credit losses increased $69 million in the first nine months of 2019 compared with the year-ago period. This increase was primarily due to a higher provision for our TDR portfolio as a result of the impact of declining interest rates, higher delinquencies, and a 16 percent growth in Private Education Loans in repayment.
•Gains on sales of loans, net, decreased in the first nine months of 2019 compared with the year-ago period as there were no loans sales in 2019. In the second quarter of 2018, we sold the $43 million Split Loan portfolio, which resulted in a net gain of $2 million.
•Losses on sales of securities, net, were $2 million in the first nine months of 2018 due to the sale of $41 million of mortgage-backed securities. There were no sales of securities in the first nine months of 2019.
•Gains on derivatives and hedging activities, net, increased $28 million in the nine months of 2019 compared with the year-ago period. The increase was driven by several factors, including an additional $2.2 billion of notional derivative contracts entered into during the first nine months of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the first nine months of 2019.
•In the first nine months of 2019, other income increased $90 million from the year-ago period. In the third quarter of 2018, we reduced other income by $90 million to reflect the reduction in the tax indemnification receivable from Navient because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. Absent this 2018 tax-related item, other income in the nine months ended September 30, 2019 increased $1 million compared to the year-ago period primarily due to an $8 million gain recorded related to changes in the valuation of certain non-marketable securities, which was offset by lower revenue in our Upromise business.
•For the nine months ended September 30, 2019, non-interest expenses were $433 million, compared with $411 million in the year-ago period. The increase in non-interest expenses was primarily driven by growth in our portfolio, increased marketing costs, and product diversification. Our non-GAAP operating efficiency ratio improved to 35.1 percent for the nine months ended September 30, 2019 from 42.3 percent for the nine months ended September 30, 2018. The decline was primarily the result of a reduction in other income of $90 million recorded in the third quarter of 2018 to reflect the reduction in the tax indemnification receivable from Navient because of the expiration of the federal statute of limitations related to a portion of our indemnified uncertain tax positions, and was also due to net interest income increasing 17 percent in the first nine months of 2019 while non-interest expenses only increased 5 percent compared to the year-ago period.

•Income tax expense for the nine months ended September 30, 2019 was $131 million, compared with $27 million in the year-ago period. The effective tax rate increased in the first nine months of 2019 to 23.0 percent from 7.5 percent in the year-ago period. This was primarily due to a $90 million decrease in income tax expense in the third quarter of 2018 resulting from the previously mentioned expiration of the federal statute of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for the nine months ended September 30, 2018 would have been 25.6 percent. The decrease in the effective tax rate for the nine months ended September 30, 2019 compared with the year-ago period (absent that item) was primarily driven by $13 million of tax credits recorded in the nine months ended September 30, 2019, the majority of which related to prior year tax filings.

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
In the third quarter of 2018, we changed our definition of “Core Earnings” to no longer exclude ineffectiveness related to derivative instruments that are receiving hedge accounting treatment. Accordingly, the only adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. For periods beginning July 1, 2018, the amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (a) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment and (b) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings,” we include in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Hedge ineffectiveness gains (losses) prior to adoption of ASU No. 2017-12(1)	$—	$—	$—	$2,684
Adjustment to reverse life-to-date ineffectiveness on fair value and cash flow hedges(2)	—	(3,004)	—	—
Unrealized gains (losses) on instruments not in a hedging relationship	2,843	(1,557)	25,287	(8,492)
Interest reclassification	(882)	(388)	(3,827)	(517)
Gains (losses) on derivatives and hedging activities, net	$1,961	$(4,949)	$21,460	$(6,325)
____
(1) The hedge ineffectiveness gains of $2.7 million, for the nine months ended September 30, 2018, relate to hedging relationships that were discontinued in 2018 prior to the adoption of ASU No. 2017-12.
(2) Adjustment is a result of the adoption of ASU No. 2017-12.

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

“Core Earnings” adjustments to GAAP:

GAAP net income	$128,458	$103,878	$436,924	$339,964
Preferred stock dividends	4,153	4,124	12,952	11,441
GAAP net income attributable to SLM Corporation common stock	$124,305	$99,754	$423,972	$328,523

Adjustments:
Net impact of derivative accounting(1)	(2,843)	4,561	(25,287)	5,808
Net tax expense (benefit)(2)	(695)	1,107	(6,180)	1,410
Total “Core Earnings” adjustments to GAAP	(2,148)	3,454	(19,107)	4,398

“Core Earnings” attributable to SLM Corporation common stock	$122,157	$103,208	$404,865	$332,921

GAAP diluted earnings per common share	$0.29	$0.23	$0.98	$0.75
Derivative adjustments, net of tax	—	—	(0.04)	0.01
“Core Earnings” diluted earnings per common share	$0.29	$0.23	$0.94	$0.76
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
Under the new CECL standard, when a loan is originated, we will record, through the provision for loan losses, an allowance for loan losses that represents an estimate of the life of loan losses expected for that loan. Each period thereafter, we will update our estimate of expected losses and adjust the allowance for loan losses through an increase or decrease in the provision for loan losses. Because the new CECL standard will require us to record all expected losses on a loan at the loan’s origination, we do not believe the standard will reflect the underlying economic performance of our business. For example, under CECL, in a period when we have growth in loan originations greater than the comparable prior period, which is a positive sign of our underlying economic performance, we likely would record lower GAAP net income than in the prior period (even if the credit characteristics of the loans originated in the two periods are similar and all other factors in the periods are equal and constant). Conversely, if we had lower loan growth in the current period than in the comparable prior period, which would be a negative sign of our underlying economic performance, we likely would record higher GAAP net income than in the prior period (even if the credit characteristics of the loans originated in the two periods are similar and all other factors in the periods are equal and constant). Moreover, the significant mismatch in timing under CECL between when all expected losses will be recorded (at loan origination), actual losses will occur (at varying times over the life of the loan - at September 30, 2019 our current portfolio of education loans had a weighted average life of 5.4 years), and loan income will be recorded (as earned over the life of the loan) does not reflect how our management views and measures our economic performance. We believe a metric that reflects losses and income as they occur or are earned, respectively, is more indicative of our economic performance and will be one of the measures used by management in assessing overall performance of the Company and establishing management’s executive compensation. Therefore, upon the adoption of the CECL standard on January 1, 2020, we plan to use a new non-GAAP measure (“Adjusted Core Earnings”) to help investors better understand how we will internally view and measure our performance.
Effective January 1, 2020, the definition of “Adjusted Core Earnings” for a period will be GAAP net income, net of the impact of the unrealized, mark-to-fair value gains (losses) on our derivatives, increased by the provision for credit losses recorded under the CECL framework, decreased by the net charge-offs recorded, and adjusted by the net tax impact of these adjustments. This non-GAAP metric will recognize all loan losses upon actual charge-off of those loans (when a loan reaches 120 days delinquent it is charged against the allowance for loan losses), rather than using current expected losses (as under CECL) or deemed probable losses (as under the current standard).
The following tables reconcile and show how GAAP net income for periods in 2017, 2018, and year-to-date 2019 would compare to the non-GAAP “Adjusted Core Earnings” measure for those periods if we had been using that measure during those periods. In addition, the tables also show how the non-GAAP “Adjusted Core Earnings” measure for those periods would compare to the historical non-GAAP “Core Earnings” we reported for those periods. Because, among other factors, our loan portfolio has been growing over the periods covered in the following tables and the loan loss provision under the current standard accounts for losses expected over the succeeding twelve months, “Adjusted Core Earnings” generally are higher than GAAP net income in every quarter shown. Upon the adoption of CECL, it is likely that “Adjusted Core Earnings” will be significantly higher than GAAP net income during the third quarter (our key origination quarter) of a year because of the requirement to record life of loan losses at the time of loan origination.

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Dec. 31, 2018

GAAP net income	$94,943	$70,617	$76,371	$47,003	$288,934	$126,254	$109,832	$103,878	$147,512	$487,476
Preferred stock dividends	5,575	3,974	3,028	3,137	15,714	3,397	3,920	4,124	4,199	15,640
GAAP net income attributable to SLM Corporation common stock	$89,368	$66,643	$73,343	$43,866	$273,220	$122,857	$105,912	$99,754	$143,313	$471,836

“Adjusted Core Earnings” adjustments:
Net impact of derivative accounting(1)	5,458	3,508	(1,475)	706	8,197	(3,782)	5,029	4,561	(7,092)	(1,284)
Add: provisions for credit losses	25,296	50,215	54,930	55,324	185,765	53,931	63,267	70,047	57,619	244,864
Less: net charge-offs	(23,186)	(28,611)	(30,119)	(32,035)	(113,950)	(33,685)	(39,740)	(35,199)	(45,098)	(153,722)
Net tax expense (benefit)(2)	2,891	9,580	8,892	9,199	30,562	3,998	6,935	9,571	1,330	21,834
Total adjustments to GAAP	4,677	15,532	14,444	14,796	49,450	12,466	21,621	29,838	4,099	68,024
“Adjusted Core Earnings” attributable to SLM Corporation common stock	$94,045	$82,175	$87,787	$58,662	$322,670	$135,323	$127,533	$129,592	$147,412	$539,860

GAAP diluted earnings per common share	$0.20	$0.15	$0.17	$0.10	$0.62	$0.28	$0.24	$0.23	$0.33	$1.07
Total adjustments, net of tax	0.01	0.04	0.03	0.03	0.11	0.03	0.05	0.06	—	0.16
“Adjusted Core Earnings” diluted earnings per common share	$0.21	$0.19	$0.20	$0.13	$0.73	$0.31	$0.29	$0.29	$0.33	$1.23

Historical “Core Earnings” diluted earnings per common share	$0.21	$0.16	$0.17	$0.10	$0.63	$0.27	$0.25	$0.23	$0.31	$1.07
Growth rate in “Adjusted Core Earnings” diluted earnings per common share (period vs. year-ago period)	31.3%	26.7%	33.3%	(27.8)%	12.3%	47.6%	52.6%	45.0%	153.8%	68.5%
Growth rate in historical “Core Earnings” diluted earnings per common share (period vs. year-ago period)	50.0%	33.3%	41.7%	(33.3)%	18.9%	28.6%	56.3%	35.3%	210.0%	69.8%

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Sept. 30, 2019

GAAP net income	$158,189	$150,277	$128,458	$436,924
Preferred stock dividends	4,468	4,331	4,153	12,952
GAAP net income attributable to SLM Corporation common stock	$153,721	$145,946	$124,305	$423,972

“Adjusted Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	(4,202)	(18,242)	(2,843)	(25,287)
Add: provisions for credit losses	63,790	93,375	99,526	256,691
Less: net charge-offs	(48,456)	(67,243)	(67,905)	(183,604)
Net tax expense(2)	2,721	1,927	7,034	11,682
Total adjustments to GAAP	8,411	5,963	21,744	36,118

“Adjusted Core Earnings" attributable to SLM Corporation common stock	$162,132	$151,909	$146,049	$460,090

GAAP diluted earnings per common share	$0.35	$0.34	$0.29	$0.98
Total adjustments, net of tax	0.02	0.01	0.05	0.08
“Adjusted Core Earnings” diluted earnings per common share	$0.37	$0.35	$0.34	$1.06

Historical “Core Earnings” diluted earnings per common share	$0.34	$0.31	$0.29	$0.94

Growth rate in “Adjusted Core Earnings” diluted earnings per common share (period vs. year-ago period)	19.4%	20.7%	17.2%	19.1%
Growth rate in historical “Core Earnings” diluted earnings per common share (period vs. year-ago period)	25.9%	24.0%	26.1%	23.7%
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

(2) “Core Earnings” and “Adjusted Core Earnings” tax rate in these tables is based on the effective tax rate at the Bank where the derivative instruments and loans are held.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,202,420	9.30%	$19,295,318	9.16%	$21,896,218	9.40%	$18,908,929	9.01%
FFELP Loans	806,865	4.54	877,279	4.65	821,870	4.83	898,208	4.47
Personal Loans	1,132,185	12.16	1,082,177	11.03	1,152,471	11.99	810,753	10.82
Taxable securities	413,804	2.05	204,166	2.60	280,616	2.52	253,577	2.62
Cash and other short-term investments	4,382,918	2.14	2,132,275	1.91	3,188,287	2.24	1,706,114	1.74
Total interest-earning assets	28,938,192	8.09%	23,591,215	8.37%	27,339,462	8.46%	22,577,581	8.27%

Non-interest-earning assets	1,357,045		1,194,601		1,300,480		1,153,753

Total assets	$30,295,237		$24,785,816		$28,639,942		$23,731,334

Average Liabilities and Equity
Brokered deposits	$11,968,552	2.71%	$9,089,602	2.61%	$11,231,178	2.74%	$8,776,255	2.35%
Retail and other deposits	9,861,374	2.47	8,287,692	2.16	9,343,983	2.52	8,010,852	1.98
Other interest-bearing liabilities(1)	4,952,024	3.36	4,177,869	3.41	4,584,006	3.51	3,789,264	3.31
Total interest-bearing liabilities	26,781,950	2.75%	21,555,163	2.59%	25,159,167	2.80%	20,576,371	2.38%

Non-interest-bearing liabilities	378,935		450,957		404,582		488,948
Equity	3,134,352		2,779,696		3,076,193		2,666,015
Total liabilities and equity	$30,295,237		$24,785,816		$28,639,942		$23,731,334

Net interest margin		5.55%		6.00%		5.89%		6.10%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2019 vs. 2018
Interest income	$92,794	$(16,760)	$109,554
Interest expense	44,362	8,577	35,785
Net interest income	$48,432	$(27,886)	$76,318

Nine Months Ended September 30, 2019 vs. 2018
Interest income	$333,427	$32,666	$300,761
Interest expense	159,410	69,722	89,688
Net interest income	$174,017	$(36,791)	$210,808

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	September 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$4,233,844	$102	$—	$4,233,946
Grace, repayment and other(2)	18,886,325	798,066	1,131,833	20,816,224
Total, gross	23,120,169	798,168	1,131,833	25,050,170
Deferred origination costs and unamortized premium/(discount)	78,103	2,203	594	80,900
Allowance for loan losses	(342,544)	(1,689)	(70,173)	(414,406)
Total loan portfolio, net	$22,855,728	$798,682	$1,062,254	$24,716,664

% of total	92%	4%	4%	100%
____________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019		2018		2019		2018
Private Education Loans	$22,202,420	92%	$19,295,318	91%	$21,896,218	92%	$18,908,929	92%
FFELP Loans	806,865	3	877,279	4	821,870	3	898,208	4
Personal Loans	1,132,185	5	1,082,177	5	1,152,471	5	810,753	4
Total portfolio	$24,141,470	100%	$21,254,774	100%	$23,870,559	100%	$20,617,890	100%

Loan Activity

	Three Months Ended September 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$21,394,781	$813,028	$1,060,837	$23,268,646
Acquisitions and originations:
Fixed-rate	1,542,946	—	159,247	1,702,193
Variable-rate	714,404	—	—	714,404
Total acquisitions and originations	2,257,350	—	159,247	2,416,597
Capitalized interest and deferred origination cost premium amortization	121,520	7,075	(89)	128,506
Sales	—	—	—	—
Loan consolidations to third-parties	(346,371)	(6,773)	—	(353,144)
Allowance	(34,576)	45	4,122	(30,409)
Repayments and other	(536,976)	(14,693)	(161,863)	(713,532)
Ending balance	$22,855,728	$798,682	$1,062,254	$24,716,664

	Three Months Ended September 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$18,488,240	$886,780	$933,561	$20,308,581
Acquisitions and originations:
Fixed-rate	1,388,521	—	275,766	1,664,287
Variable-rate	743,144	—	—	743,144
Total acquisitions and originations	2,131,665	—	275,766	2,407,431
Capitalized interest and deferred origination cost premium amortization	101,266	8,106	(16)	109,356
Sales	—	—	—	—
Loan consolidations to third-parties	(228,458)	(8,414)	—	(236,872)
Allowance	(12,989)	(7)	(20,701)	(33,697)
Repayments and other	(448,918)	(18,327)	(108,651)	(575,896)
Ending balance	$20,030,806	$868,138	$1,079,959	$21,978,903

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	3,335,589	—	406,797	3,742,386
Variable-rate	1,593,600	—	—	1,593,600
Total acquisitions and originations	4,929,189	—	406,797	5,335,986
Capitalized interest and deferred origination cost premium amortization	370,119	21,427	(221)	391,325
Sales	—	—	—	—
Loan consolidations to third-parties	(1,046,127)	(21,942)	—	(1,068,069)
Allowance	(64,601)	(712)	(7,972)	(73,285)
Repayments and other	(1,627,695)	(47,980)	(464,537)	(2,140,212)
Ending balance	$22,855,728	$798,682	$1,062,254	$24,716,664

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed-rate	2,603,075	—	973,123	3,576,198
Variable-rate	1,993,997	—	—	1,993,997
Total acquisitions and originations	4,597,072	—	973,123	5,570,195
Capitalized interest and deferred origination cost premium amortization	295,028	23,326	(16)	318,338
Sales	(43,988)	—	—	(43,988)
Loan consolidations to third-parties	(673,529)	(23,812)	—	(697,341)
Allowance	(30,969)	52	(46,582)	(77,499)
Repayments and other	(1,357,638)	(60,587)	(240,218)	(1,658,443)
Ending balance	$20,030,806	$868,138	$1,079,959	$21,978,903

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at September 30, 2019 increased by 22 percent compared with September 30, 2018, and now total 39 percent of our Private Education Loan portfolio at September 30, 2019.

“Loan consolidations to third-parties” for the three months ended September 30, 2019 total 3.9 percent of our Private Education Loan portfolio in full principal and interest repayment status at September 30, 2019, or 1.5 percent of our total Private Education Loan portfolio at September 30, 2019, compared with the year-ago period of 3.2 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.1 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended September 30,
(Dollars in thousands)	2019	%	2018	%
Smart Option - interest only(1)	$492,658	22%	$465,598	22%
Smart Option - fixed pay(1)	638,378	28	585,686	28
Smart Option - deferred(1)	846,745	38	803,569	38
Smart Option - principal and interest	3,142	—	3,173	—
Graduate Loan	217,651	10	217,025	10
Parent Loan	46,440	2	47,333	2
Total Private Education Loan originations	$2,245,014	100%	$2,122,384	100%

Percentage of loans with a cosigner	88.1%		88.6%
Average FICO at approval(2)	747		747

	Nine Months Ended September 30,
(Dollars in thousands)	2019	%	2018	%
Smart Option - interest only(1)	$1,075,635	22%	$1,008,758	22%
Smart Option - fixed pay(1)	1,366,829	28	1,214,687	27
Smart Option - deferred(1)	1,837,592	37	1,759,839	38
Smart Option - principal and interest	8,481	—	6,832	—
Graduate Loan	515,948	11	501,839	11
Parent Loan	103,730	2	89,811	2
Total Private Education Loan originations	$4,908,215	100%	$4,581,766	100%

Percentage of loans with a cosigner	87.1%		87.5%
Average FICO at approval(2)	747		747

     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2019				2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$307,968	$1,734	$74,295	$383,997	$261,695	$1,073	$32,509	$295,277
Less:
Charge-offs	(56,398)	(203)	(19,626)	(76,227)	(34,229)	(252)	(5,740)	(40,221)
Loan sales(1)	—	—	—	—	—	—	—	—
Plus:
Recoveries	6,864	—	1,458	8,322	4,736	—	286	5,022
Provision for loan losses	84,110	158	14,046	98,314	42,482	259	26,155	68,896
Ending balance	$342,544	$1,689	$70,173	$414,406	$274,684	$1,080	$53,210	$328,974

Troubled debt restructurings(2)	$1,474,819	$—	$—	$1,474,819	$1,199,493	$—	$—	$1,199,493

	Nine Months Ended September 30,
	2019				2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$341,121	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(151,357)	(608)	(53,951)	(205,916)	(113,852)	(794)	(9,812)	(124,458)
Loan sales(1)	—	—	—	—	(1,216)	—	—	(1,216)
Plus:
Recoveries	18,669	—	3,643	22,312	15,421	—	413	15,834
Provision for loan losses	197,289	1,320	58,280	256,889	130,616	742	55,981	187,339
Ending balance	$342,544	$1,689	$70,173	$414,406	$274,684	$1,080	$53,210	$328,974

Troubled debt restructurings(2)	$1,474,819	$—	$—	$1,474,819	$1,199,493	$—	$—	$1,199,493

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2019, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 39 percent of our total Private Education Loan portfolio at September 30, 2019, compared with 36 percent at September 30, 2018.
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

	Private Education Loans
	September 30,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,443,910		$5,936,033
Loans in forbearance(2)	603,280		488,543
Loans in repayment and percentage of each status:
Loans current	15,627,722	97.2%	13,492,029	97.7%
Loans delinquent 31-60 days(3)	263,331	1.6	198,987	1.4
Loans delinquent 61-90 days(3)	120,007	0.8	82,358	0.6
Loans delinquent greater than 90 days(3)	61,919	0.4	42,041	0.3
Total Private Education Loans in repayment	16,072,979	100.0%	13,815,415	100.0%
Total Private Education Loans, gross	23,120,169		20,239,991
Private Education Loans deferred origination costs and unamortized premium/(discount)	78,103		65,499
Total Private Education Loans	23,198,272		20,305,490
Private Education Loans allowance for losses	(342,544)		(274,684)
Private Education Loans, net	$22,855,728		$20,030,806

Percentage of Private Education Loans in repayment		69.5%		68.3%

Delinquencies as a percentage of Private Education Loans in repayment		2.8%		2.3%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.6%		3.4%
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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$307,968	$261,695	$277,943	$243,715
Total provision	84,110	42,482	197,289	130,616
Net charge-offs:
Charge-offs	(56,398)	(34,229)	(151,357)	(113,852)
Recoveries	6,864	4,736	18,669	15,421
Net charge-offs	(49,534)	(29,493)	(132,688)	(98,431)
Loan sales(1)	—	—	—	(1,216)
Allowance at end of period	$342,544	$274,684	$342,544	$274,684

Allowance as a percentage of the ending total loan balance	1.48%	1.36%	1.48%	1.36%
Allowance as a percentage of the ending loans in repayment(2)	2.13%	1.99%	2.13%	1.99%
Allowance coverage of net charge-offs (annualized)	1.73	2.33	1.94	2.09
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.27%	0.88%	1.15%	1.01%
Delinquencies as a percentage of ending loans in repayment(2)	2.77%	2.34%	2.77%	2.34%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.62%	3.42%	3.62%	3.42%
Ending total loans, gross	$23,120,169	$20,239,991	$23,120,169	$20,239,991
Average loans in repayment(2)	$15,632,028	$13,351,517	$15,351,188	$13,009,704
Ending loans in repayment(2)	$16,072,979	$13,815,415	$16,072,979	$13,815,415
_______

(1)	Represents fair value adjustments on loans sold.

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

Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers. Of our loans that are considered TDRs at September 30, 2019, approximately one-half involve a temporary forbearance of payments and do not change the contractual interest rate of the loan, and the other half involve a temporary contractual interest rate reduction and permanent extension of the loan term.
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status.
We grant forbearance through our servicing centers to borrowers who are current in their payments and through our collections centers to certain borrowers who are delinquent. Our forbearance policies and practices vary depending upon whether a borrower is current or delinquent at the time forbearance is requested, generally with stricter payment requirements for delinquent borrowers. We view the population of borrowers that use forbearance positively because the borrowers are either proactively reaching out to the Company to obtain assistance in managing their obligations or are working with our collections center to bring their loans current.
Forbearance may be granted through our servicing centers to customers who are exiting their grace period, which generally is the six-month period after the borrower separates from school and during which the borrower is not required to make full principal and interest payments, and to other customers who are current in their payments, to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period, the customer will enter repayment status as current and is expected to begin making scheduled monthly payments. Currently, we generally grant forbearance in our servicing centers if a borrower who is current requests it for increments of up to three months at a time, for up to 12 months.
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In all instances, we require one or more payments before granting forbearance to delinquent borrowers.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we plan to implement certain changes to our credit administration practices.
Specifically, we plan to revise our credit administration practices to limit the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, we currently grant forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfies all eligibility requirements, forbearance increments may be granted consecutively. Beginning in the second quarter of 2020, we plan to phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period will not apply, however, to forbearances granted during the first six months following a borrower’s grace period and will not be required for a borrower to receive a contractual interest rate reduction. In addition, we plan to limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.

We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2019 and September 30, 2018, 8.0 percent and 7.4 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
Prior to full implementation of the credit administration practice changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing will commence in October 2019 for some of the planned changes and will expand over subsequent quarters as the impacts are better understood. Management expects to have completed implementation of the new policies and practices by year-end 2020. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts during the progression of the testing program.
While there are limitations to our estimate of the future impact of the credit administration practice changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our current credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practice changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., Graduated Repayment Program and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early stage delinquencies.
While the planned changes to our credit administration practices did not have an impact on our third quarter 2019 financial results, we do expect them to increase the estimated impact of adopting CECL, which becomes effective on January 1, 2020. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, will continue to refine our estimates of the impact of those changes on our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2019, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.6 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 71 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,444	$6,444
Loans in forbearance	341	87	68	50	57	—	603
Loans in repayment - current	5,442	3,482	2,551	1,934	2,219	—	15,628
Loans in repayment - delinquent 31-60 days	110	48	39	29	37	—	263
Loans in repayment - delinquent 61-90 days	52	23	17	12	16	—	120
Loans in repayment - delinquent greater than 90 days	26	12	9	6	9	—	62
Total	$5,971	$3,652	$2,684	$2,031	$2,338	$6,444	23,120
Deferred origination costs and unamortized premium/(discount)							78
Allowance for loan losses							(342)
Total Private Education Loans, net							$22,856

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.04%	0.52%	0.41%	0.30%	0.34%	—%	3.62%

(Dollars in millions) September 30, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,936	$5,936
Loans in forbearance	292	70	56	37	34	—	489
Loans in repayment - current	4,983	3,108	2,428	1,568	1,405	—	13,492
Loans in repayment - delinquent 31-60 days	88	38	31	21	21	—	199
Loans in repayment - delinquent 61-90 days	39	15	12	8	8	—	82
Loans in repayment - delinquent greater than 90 days	18	8	6	4	6	—	42
Total	$5,420	$3,239	$2,533	$1,638	$1,474	$5,936	20,240
Deferred origination costs and unamortized premium/(discount)							66
Allowance for loan losses							(275)
Total Private Education Loans, net							$20,031

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.04%	0.49%	0.39%	0.26%	0.24%	—%	3.42%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at September 30, 2019 and December 31, 2018.

	September 30, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$210,875	$248,468	$15,263,938	$13,176	$336,522	$16,072,979
$ in total	$346,262	$250,941	$21,954,347	$13,648	$554,971	$23,120,169

	December 31, 2018
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$185,795	$175,885	$14,180,350	$12,777	$112,049	$14,666,856
$ in total	$333,222	$177,750	$19,801,184	$13,272	$179,037	$20,504,465
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2019	$1,488,628	$2,348	$7,505
December 31, 2018	$1,168,823	$1,920	$6,322
September 30, 2018	$1,250,288	$1,594	$6,462

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	September 30,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,109,512	98.0%	$1,123,597	99.2%
Loans delinquent 31-60 days(1)	6,341	0.6	4,321	0.4
Loans delinquent 61-90 days(1)	8,382	0.7	2,804	0.2
Loans delinquent greater than 90 days(1)	7,598	0.7	2,283	0.2
Total Personal Loans in repayment	1,131,833	100.0%	1,133,005	100.0%
Total Personal Loans, gross	1,131,833		1,133,005
Personal Loans deferred origination costs and unamortized premium/(discount)	594		164
Total Personal Loans	1,132,427		1,133,169
Personal Loans allowance for losses	(70,173)		(53,210)
Personal Loans, net	$1,062,254		$1,079,959
Delinquencies as a percentage of Personal Loans in repayment		2.0%		0.8%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and Personal Loans, and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity, and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which has resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and cash equivalents and investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. We expect to increase liquidity levels into 2020, and as such, we expect the increased proportion of cash in our assets will cause our net interest margin to be lower in 2020 when compared with 2019. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2019	December 31, 2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$59,129	$25,990
Sallie Mae Bank(1)	3,792,479	2,533,116
Available-for-sale investments	455,968	176,245
Total unrestricted cash and liquid investments	$4,307,576	$2,735,351
____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$51,051	$26,495	$40,403	$22,924
Sallie Mae Bank(1)	4,118,247	1,956,710	2,957,180	1,543,064
Available-for-sale investments	412,984	177,247	279,045	212,406
Total unrestricted cash and liquid investments	$4,582,282	$2,160,452	$3,276,628	$1,778,394

____
(1) This amount will be used primarily to originate Private Education Loans and Personal Loans at the Bank.
Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Deposits - interest bearing	$22,628,139	$18,942,082
Deposits - non-interest bearing	538	1,076
Total deposits	$22,628,677	$18,943,158

Our total deposits of $22.6 billion were comprised of $12.5 billion in brokered deposits and $10.1 billion in retail and other deposits at September 30, 2019, compared to total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of September 30, 2019 and December 31, 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of September 30, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $4 million in the three months ended September 30, 2019 and 2018, respectively, and placement fee expense of $12 million and $9 million in the nine months ended September 30, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $5 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and fees paid to third party brokers related to brokered CDs were $20 million and $25 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest bearing deposits at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,620,876	2.29%	$8,687,766	2.46%
Savings	707,546	1.87	702,342	2.00
Certificates of deposit	12,299,717	2.60	9,551,974	2.74
Deposits - interest bearing	$22,628,139		$18,942,082
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2019, and December 31, 2018, there were $557 million and $523 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $72 million and $53 million at September 30, 2019 and December 31, 2018, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the FRB on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio is primarily composed of a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet Community Reinvestment Act targets. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2019, $9.0 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.5 percent and 5.5 percent, respectively, of our total notional derivative contracts of $9.5 billion at September 30, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2019 was $(133.6) million and $11.5 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.

At September 30, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $73 million and $27 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2019.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$72,565
Exposure to counterparties with credit ratings, net of collateral	$72,565
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for the remainder of 2019. As of September 30, 2019, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework. As our balance sheet continues to grow in 2019, these ratios will be stable as we now expect to generate earnings and capital sufficient to cover growth in our risk-weighted assets and remain significantly in excess of these regulatory capital standards for 2019.
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

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual			U.S. Basel III Regulatory Requirements(1)
	Amount	Ratio		Amount		Ratio
As of September 30, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,123,262	11.5%		$1,893,808	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,123,262	11.5%		$2,299,624	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,462,407	12.8%		$2,840,712	>	10.5%
Tier 1 Capital (to Average Assets)	$3,123,262	10.3%	(2)	$1,209,790	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%		$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%		$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%		$1,039,226	>	4.0%
________________

(1)	Required risk-based capital ratios include the capital conservation buffer.

(2)	The Bank’s Tier 1 leverage ratio exceeds the 5 percent well-capitalized standard for the Tier 1 leverage ratio under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $20 million and $241 million in dividends to the Company for the three and nine months ended September 30, 2019, respectively, and no dividends for the three and nine months ended September 30, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2019 and December 31, 2018, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Borrowings.”

	September 30, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$197,956	$197,956	$—	$197,348	$197,348
Total unsecured borrowings	—	197,956	197,956	—	197,348	197,348
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,699,378	2,699,378	—	2,284,347	2,284,347
Variable-rate	—	1,704,554	1,704,554	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,403,932	4,403,932	—	4,086,956	4,086,956
Secured Borrowing Facility	297,800	—	297,800	—	—	—
Total secured borrowings	297,800	4,403,932	4,701,732	—	4,086,956	4,086,956
Total	$297,800	$4,601,888	$4,899,688	$—	$4,284,304	$4,284,304

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2019 or in the year ended December 31, 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.2 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2019 or in the year ended December 31, 2018.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2019, we had $2.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At September 30, 2019, we had a $2.0 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, derivative accounting, and transfers of financial assets and the VIE consolidation model, can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the nine months ended September 30, 2019.

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
We have evaluated the standard and initiated implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans, our Personal Loans acquired from third-parties and those originated organically, and prepayments. For our Private Education Loan and Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We will estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term historic loss rates. During the third quarter of 2019, we performed monthly dry runs of our CECL solution to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution are currently either undergoing validation or we are remediating findings from already completed validations. In addition, the calculation engine that is determining the present value of the discounted cash flows is currently being reviewed and tested. As we approach the implementation date, we will continue to perform dry runs of the CECL solution, finalize and implement the required governance and internal controls, complete our loss models for both Personal Loans we originate and credit card receivables, and complete the testing and validation for all the models to be used to implement CECL.
As we have not yet completed all of the work necessary to adopt CECL, the estimated CECL impacts described below are our best estimates at September 30, 2019, but could be materially different as we complete our testing, validation and other efforts to adopt the new standard.
Adoption of the standard will have a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. If we had adopted the standard at September 30, 2019, we estimate the reported allowance for loan losses would have increased by between $1.05 billion and $1.29 billion, and $0.07 billion and $0.08 billion on that date for Private Education Loans and Personal Loans, respectively. In addition, we estimate that our reported total equity would have been reduced by between $0.84 billion and $1.03 billion on that date. At June 30, 2019, we estimated that our reported total equity would have been reduced by between $0.7 billion and $0.9 billion on that date. The growth in the expected impact on equity from the adoption of CECL was due to the expected change in life of loan losses arising from the planned changes to our credit administration practices described in “— Financial Condition - Allowance for Loan Losses - Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool,” an increase in our prepayment assumptions that was reflected in our September 30, 2019 estimates, and growth in our overall loan portfolio. CECL will also result in significant GAAP income statement volatility, due to, among other things, changes in originations and commitment volumes, economic forecasts, prepayment rates, model changes, and changes in credit administration practices. During periods of higher originations and commitments, we would expect an increased impact to our provision and allowance because of the requirement to record a life of loan allowance.
The September 30, 2019 estimates above are based upon the models and processes in place at September 30, 2019 and could change materially as we complete our testing, validation and other efforts to adopt the new standard.
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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2019 and 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
With increases in the level of interest rates, it became possible in the first quarter of 2017 to measure meaningfully the impact of a downward rate shock of 100 basis points. At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity. These results indicate that our market risk profile has been managed, as intended, to be less rate sensitive over the next two years. EAR results show lower sensitivity than at September 30, 2018. The EVE analysis indicates a change in the direction of rate sensitivity, due primarily to a balance sheet mix change toward more fixed-rate Private Education Loans, and deliberate funding strategies designed to allow funding costs to drop should interest rates fall. This leads the overall change in value in response to an upward rate shock to reflect a negative impact on EVE. It is important to note that the EVE measure is very sensitive to relatively small changes in the underlying risk position. Both EAR and EVE analyses continue to indicate a relatively low level of interest rate sensitivity.

	September 30,
	2019			2018
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+3.5%	+1.2%	-1.1%	+8.0%	+2.6%	-2.5%
EAR - Ramp	+3.2%	+0.9%	-0.7%	+8.0%	+2.9%	-2.0%
EVE	-5.4%	-2.0%	+2.2%	+5.8%	+1.8%	-2.0%

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
In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans and cash invested at variable rates, which slightly exceeds the mix of fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of September 30, 2019, there were $12.8 billion of loans with 25 percent interest rate caps on the balance sheet. The less asset-sensitive position at the end of the third quarter of 2019 results in a more balanced interest rate risk profile, leaving the Bank positioned more defensively against potential rate decreases in the near term. This sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$435.1	$(435.1)
3-month Treasury bill	weekly	97.2	—	97.2
Prime	monthly	3.0	—	3.0
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	13,567.2	10,305.9	3,261.3
1-month LIBOR	daily	700.9	—	700.9
Non-Discrete reset(2)	daily/weekly	3,994.5	3,903.1	91.4
Fixed-Rate(3)		12,797.4	16,116.1	(3,318.7)
Total		$31,160.2	$31,160.2	$—
          ______________________

(1)	Funding (by index) includes the impact of all derivatives that qualify as effective hedges.

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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, fixed rate and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. The funding in the fixed-rate bucket includes $2.8 billion of equity and $0.5 billion of non-interest bearing liabilities. We consider the overall market risk to be moderate and current strategies are designed to further reduce the fixed-rate exposure.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2019.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.37
Personal loans	1.37
Cash and investments	0.33
Total earning assets	4.45

Deposits
Short-term deposits	0.57
Long-term deposits	2.49
Total deposits	1.19

Borrowings
Short-term borrowings (1)	1.27
Long-term borrowings	4.05
Total borrowings	3.89

____

(1)	Weighted average life of short-term borrowings assumes full contractual term for repayment through February 19, 2021.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. The court heard oral argument on the Bank’s motion to dismiss on April 11, 2019. On August 15, 2019, the court entered an order denying the Bank’s motion to dismiss. On September 5, 2019, the Bank filed with the Supreme Court of Mississippi a petition for interlocutory appeal. The Mississippi Attorney General filed an opposition to the petition for interlocutory appeal on September 19, 2019. On October 16, 2019, the Supreme Court of Mississippi granted the Bank’s petition for interlocutory appeal and stayed the trial court proceedings.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2019.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2019	517	$9.23	508	$75,000
August 1 - August 31, 2019	3,929	$8.35	3,929	$43,000
September 1 - September 30, 2019	6	$9.50	—	$43,000
Total third-quarter 2019	4,452	$8.45	4,437
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

The closing price of our common stock on the Nasdaq Global Select Market on September 30, 2019 was $8.83.

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
Date: October 23, 2019