Form 10-K
period 2019-12-31
SLM Corp
filed 2020-02-28
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2019 was $4.1 billion (based on closing sale price of $9.72 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2020, there were 422,615,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to, our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks and uncertainties; the Company’s 2020 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections for originations and earnings growth and balance sheet position; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for loan losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, and our Proxy Statements and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains all such filed or furnished reports and other information. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print, to any stockholder upon request. We intend to disclose any amendments to or waivers of our Code of Business Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Our Company Mission
SLM Corporation, more commonly known as Sallie Mae, is the premier financial brand for college and continuous education. We are in the business of building prosperous futures by providing access, planning outcomes, and helping students and families responsibly fund their future.
We believe education, in all forms, is the foundation for success, an equalizer of opportunities, and a proven pathway to economic mobility. And data clearly shows those who attend and graduate from college, or other postsecondary programs, are better off personally and financially in the long run. For example, data from the U.S. Bureau of Labor and Statistics confirms those with bachelor’s degrees earn 64 percent more than those with a high school diploma.1 Those with advanced degrees earn an even greater percentage than those with a high school diploma.1 Even further, our society prospers and becomes more economically inclusive when each of its members is provided with access to postsecondary education.2 Education represents an investment in one’s future, a transformative investment that yields our country’s next nurses, teachers, engineers, business leaders, and more.
Our customers share a growth mindset that transcends demographics, and they make the investment in education because they aspire to a better future. For our customers, it is not just about getting to, and graduating from, their course of study, but unlocking new perspectives, thinking big, and achieving more after college. They want to make an impact in the world. Their path ahead is our purpose. Over the course of our relationship, our customers advance from an emerging financial understanding to learning financial responsibility, transitioning to financial stability, and ultimately achieving financial independence. Our tools, resources, and products help customers to accomplish what is next with confidence and build the strong foundation they will need to succeed.

Our History
While the Sallie Mae name has existed for more than 40 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, servicing, and asset recovery business. Navient retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement (as hereinafter defined) executed in connection with the Spin-Off. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
The Bank was formed in 2005 to fund and originate Private Education Loans (as hereinafter defined) on behalf of pre-Spin-Off SLM. While the Bank first originated Private Education Loans in February 2006, pre-Spin-Off SLM continued to purchase a portion of its Private Education Loans from third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for pre-Spin-Off SLM beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713. Additionally, we have offices in New Castle, Delaware; Salt Lake City, Utah; Indianapolis, Indiana; Newton, Massachusetts; and Sterling, Virginia. Our telephone number is (302) 451-0200.

______________________
1 https://www.bls.gov/emp/chart-unemployment-earnings-education.htm
2 https://research.collegeboard.org/trends/education-pays

Our Business
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college. In 2019, nearly 456,000 families chose us as their Private Education Loan provider, more than any other private student loan lender. We originated $5.6 billion of Private Education Loans, an increase of 6 percent from the year ended December 31, 2018. As of December 31, 2019, we had $22.9 billion of Private Education Loans, net, outstanding.
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
In 2009, we introduced the Smart Option Student Loan, our primary Private Education Loan product emphasizing in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately 50 percent of the Private Education Loans the Bank originated during 2019. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans). Lower interest rates on the Interest Only and Fixed Payment options encourage customers to elect those options, which help customers reduce their total loan cost compared with the traditional deferred option loan. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
In 2018, we expanded our offerings to include six new loan products for specific graduate programs of study. These included the Sallie Mae Law School Loan, the Sallie Mae MBA Loan, the Sallie Mae Health Professions Graduate Loan, the Sallie Mae Medical School Loan, the Sallie Mae Dental School Loan, and the Sallie Mae Graduate School Loan. These products were designed to address the specific needs of graduate students, such as extended grace periods for medical students.
We regularly review and update the terms of our Private Education Loan products. Our Private Education Loans include important protections for the family, including loan forgiveness in case of death or permanent disability of the student borrower, a free, quarterly FICO score benefit to students and cosigners and, for borrowers with a Smart Option Student Loan, on-line tutoring services to help students succeed in school.
As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2019, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 746 and approximately 86.6 percent of those loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2019, 2.8 percent of loans in repayment were greater than 30 days delinquent, and loans in forbearance were 4.1 percent of loans in repayment and forbearance. In 2019, net charge-offs as a percentage of average loans in repayment was 1.17 percent.

Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), originates Private Education Loans, and manages a loan portfolio that also includes Personal Loans (as defined below), loans insured or guaranteed under the previously existing Federal Family Education program (“FFELP Loans”) and credit card loans (“Credit Cards”). At December 31, 2019, the Bank had total assets of $32.5 billion, including $22.9 billion of Private Education Loans, net, $984 million of Personal Loans, net, $784 million of FFELP Loans, net, $4 million of Credit Cards, net, and total deposits of $24.6 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan and other originations. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We maintained our diversified funding base by raising $1.1 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2019. This brought our total ABS funding outstanding at December 31, 2019 (which takes into account $1.0 billion in ABS repayments during 2019) to $4.2 billion, or 18 percent of our total Private Education Loan portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
Credit Cards
In 2019, we introduced three new credit card offerings, each uniquely designed to promote and reward financial responsibility, including the only card that offers a cash back bonus that cardholders can apply to pay down a student loan. At December 31, 2019, we had $4 million of Credit Cards, net outstanding.
Personal Loans
We began purchasing unsecured personal loans used for non-educational purposes (“Personal Loans”) from a marketplace lender in 2016 and discontinued those purchases in July 2018. In 2018, we began to originate Personal Loans. In the fourth quarter of 2019, we discontinued new Personal Loan originations in order to focus resources on core business strategic priorities and do not expect to originate or purchase any Personal Loans in 2020. We processed completed Personal Loan applications received by December 15, 2019 and continue to provide Personal Loan customers with the high-quality service they have come to expect. At December 31, 2019, we had $984 million of Personal Loans, net outstanding.
Upromise and SmartyPig
Upromise is a free to join rewards program helping Americans save for college. Members can earn cash back rewards when shopping at participating on-line retailers, dining out at participating restaurants, and by using their Upromise Mastercard. Since inception, Upromise members have earned more than $1 billion through the program.
Our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings.

Our Lending Philosophy
Sallie Mae is committed to lending responsibly and encourages responsible borrowing by advising students and families to follow this three-step approach to paying for college:
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
The best interests of our customers are front-and-center and integral to our responsible lending philosophy. We reward financial responsibility, emphasize building good credit, and provide flexible repayment terms to help customers manage and eliminate debt. We also embed customer protections in our products. To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan, and the loan’s total cost under the available repayment options. Our Private Education Loans feature (i) no origination fees and no prepayment penalties, (ii) interest rate reductions for those who enroll in and make monthly payments through auto debit, (iii) free access to quarterly FICO credit scores to help customers monitor their credit health, (iv) a choice of repayment options, and (v) a choice of either variable or fixed interest rates. Beginning in 2017, all newly-originated Private Education Loans for undergraduate students included the benefit of free access to study services at an online third-party vendor to assist students in advancing their education.
Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
The majority of our Private Education Loan customers elect an in-school repayment option. By making in-school payments, customers learn to establish good repayment patterns, reduce their total loan cost, and graduate with less debt. We send monthly communications to customers while they are in school, even if they have no monthly payments scheduled, to keep them informed and encourage them to reduce the amount they will owe when they leave school.
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
If a customer’s account becomes delinquent, our collections centers work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner to understand their financial circumstances and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance (which typically is retroactive and granted by our collections department), suited to their individual circumstances and ability to make payments. Currently, our servicing centers generally also grant prospective forbearance if a borrower who is current requests it for increments of up to three months at a time, for up to 12 months. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —

Allowance for Loan Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for additional information about planned changes to our credit administration practices.
Customer Service
We perform the origination, servicing and collections activities for all of our Private Education Loans in the United States with dedicated representatives assisting customers with various needs, including the military personnel customers who may be eligible for military benefits. We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold or securitized.
Over the past few years, we have implemented several improvements in our ability to interact with our loan customers, including:

•	an integrated platform that allows customers and servicing agents to simultaneously access the same systems in real time interaction;

•	an on-line chat function for customer service;

•	a mobile application accessible through smart phones and the Apple watch; and

•	initiation of customer surveys to gain feedback on areas for improvement within our servicing function.
These and other enhancements have contributed to streamlined originations and servicing processes, increased customer self-services rates, and improved customer satisfaction in all channels. The Company maintains an A+ rating with the Better Business Bureau and in 2019 earned the J.D. Powers and Associates Certification for Customer Service for phone support.
Customer Success
We continue to adapt our business to best serve the needs of families who see us as a trusted advisor and partner. And when our customers succeed, we succeed. Of total customers, 91 percent of our borrowers complete their program of study, 91 percent are employed, and 98 percent are successfully repaying their Sallie Mae loans.
Our College Planning Calculator helps families set college savings goals, projects the full costs of a college degree, and estimates future student loan payments and the annual starting salary level needed to keep payments manageable.
Scholarship Search, our free online scholarship database, is home to more than 5 million scholarships collectively worth over $25 billion. For academic year (“AY”) 2018-2019, more than 20,000 students reported receiving at least one scholarship via our database, covering more than $61 million in college costs. Our Scholarship Search for Graduate Students includes access to approximately 1 million graduate school scholarships with an aggregate value of more than $1 billion.
In 2019, we unveiled a new, one-stop college-planning destination — Sallie Mae’s Paying for College Resource — created with, and for, high school educators and counselors. The Sallie Mae Paying for College Resource provides access to free, online college planning tools, short educational videos on financial aid and other valuable information to help guide students and their families through the planning for college process.

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
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Approximately 10 percent or $571 million of our 2019 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank, N.A., Discover Bank, Citizens Financial Group, Inc. and PNC Bank, National Association, as well as a number of smaller specialty finance companies and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.
Enrollment

We expect modest enrollment growth over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•	According to the U.S. Department of Education’s projections released in February 2019, the high school graduate population is projected to remain relatively flat from 2020 to 2027.[2]

______________________
1Source: MeasureOne Q3 2019 Private Student Loan Report, November 2019. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2027 (NCES, February 2019), Enrollment in Postsecondary Institutions (NCES, October 2018). These are the most recent sources available to us for this information.

Tuition Rates

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 2.1 percent and 2.7 percent, respectively, from AYs 2015-2016 through 2019-2020. Average published tuition and fees at public and private four-year not-for-profit institutions grew 2.3 percent and 2.8 percent, respectively, between AYs 2017-2018 and 2018-2019 and 2.3 percent and 3.4 percent, respectively, between AYs 2018-2019 and 2019-2020.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
(Dollars in actuals)
______
3 Source: The College Board-Trends in College Pricing 2019. © 2019 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

Private Education Loan originations increased to an estimated $11.8 billion in AY 2018-2019, up 8.8 percent over the previous year.4

_______
4 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2019. © 2019 The College Board. www.collegeboard.org. Funding sources in current dollars and include federal and private loan data. 2019 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016© 2016 trends and College Board-Trends in Student Aid 2019 © 2019 data. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. We believe the College Board source includes Private Education Loans made by major financial institutions in the Private Education Loan market, with an unknown adjustment for Private Education Loans made by smaller lenders such as credit unions. The College Board restates its data annually, which may cause previously reported results to vary.

•
We estimate total spending on higher education was $458 billion in AY 2018-2019, up from $412 billion in AY 2014-2015. Private Education Loans represent just 2.6 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[5]

•
Over the AYs 2015-2019 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2027 (NCES 2019, February 2019), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board, www.collegeboard.org, College Board -Trends in Student Aid 2019. © 2019 The College Board, www.collegeboard.org, College Board -Trends in Student Pricing 2019. © 2019 The College Board, www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. 2019 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2019 © 2019 data. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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
Additionally, states are taking an increased interest in directly regulating the conduct and practices of student loan servicers. Some states recently have enacted legislation creating specialized offices within state government to oversee the student loan servicing industry operating within those states, as well as to set minimum standards governing the practices of student loan servicers. This represents a significant change from the past in which states generally did not issue laws and regulations tailored specifically to the student loan servicing industry.
Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection and deposit taking activities subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:

•	various state and federal laws governing unfair, deceptive or abusive acts or practices;

•	various state laws and regulations imposing specific, mandated standards and requirements on the conduct and practices of student loan servicers;

•	the federal Truth-In-Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V, which govern the use and provision of information to consumer reporting agencies;

•	the Equal Credit Opportunity Act and Regulation B, which prohibit creditor practices that discriminate on the basis of race, religion and other prohibited factors in extending credit;

•	the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including fees, that may be charged;

•	the Truth in Savings Act and Regulation DD, which mandate certain disclosures related to consumer deposit accounts;

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

•	the Electronic Funds Transfer Act and Regulation E, which govern automated transfers of funds and consumers’ rights related thereto;

•	the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers;

•	the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third-parties; and

•	the California Consumer Privacy Act, which governs transparency and disclosure obligations regarding personal information of residents of the State of California.

Consumer Financial Protection Bureau
The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including providing regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. As of January 1, 2015, the CFPB has been the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman is required by law to report to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. In early February 2020, the CFPB entered into a Memorandum of Understanding with the U.S. Department of Education (the “CFPB/DOE MOU”) in order to better serve student loan borrowers. Under the agreement, the agencies will share complaint information from borrowers and meet quarterly to discuss, among other things, the nature of complaints received and available information about the resolution of complaints.
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
With regard to the CFPB Investigation, we note that on January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc. and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing. The CFPB’s complaint asserts Navient’s assumption of these liabilities pursuant to the Separation and Distribution Agreement entered into by the Company and Navient in connection with the Spin-Off (the “Separation and Distribution Agreement”).
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
Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal banking regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for earnings and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have implemented these required standards through regulations and interagency guidance designed to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
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
The Company pays quarterly cash dividends on its outstanding Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) when, as, and if declared by its Board of Directors, in the Board’s discretion. In January 2019, the Company initiated a new policy to pay a regular, quarterly cash dividend on its common stock as well, beginning in the first quarter of 2019, and its Board of Directors approved a common stock share repurchase program.
Common stock dividend declarations are subject to determination by, and the discretion of, the Company’s Board of Directors. The Company’s business plan contemplates that common stock dividends may increase from time to time if the Company’s diluted earnings per common share increase subject to determination by, and discretion of, the Company’s Board of Directors. The Company may change its common stock dividend policy at any time.
The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expires on January 22, 2021, permits the Company to repurchase from time to time shares of its common stock up to an aggregate repurchase price not to exceed $200 million. Under the 2019 Share Repurchase Program, we repurchased 17 million shares of common stock for $167 million for the year ended December 31, 2019. We had $33 million of remaining capacity under the 2019 Share Repurchase Program available as of December 31, 2019.

On January 22, 2020, the Company announced a new share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
The timing and volume of any repurchases under the 2019 Share Repurchase Program and the 2020 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all. Repurchases under the programs may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers or other similar transactions.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. The Bank declared $254 million in dividends for the year ended December 31, 2019, with the proceeds primarily used to fund the 2019 Share Repurchase Program and stock dividends. The Bank paid no dividends on its common stock for the years ended December 31, 2018 and 2017.
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
U.S. Basel III is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, have been phased in over several years.
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
Stress Testing Requirements
The Dodd-Frank Act as enacted imposed stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. The Bank completed its third annual stress test (using the scenarios provided by the FDIC) with the January 1, 2018 stress testing cycle. As a result of the passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, the Bank became exempt from formally filing and publishing the results. However, under regulatory guidance, the Bank still conducts annual capital stress tests, the results of which it presents to its prudential regulators - the FDIC and the UDFI - for their review. The Bank also conducts quarterly liquidity stress tests to evaluate the adequacy of its liquidity sources under various stress scenarios and provides the results to its Board of Directors. These scenarios are submitted to the Bank’s prudential regulators at their request.

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
Deposits
With respect to brokered deposits, an insured depository institution must be well capitalized under the prompt corrective action framework in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources.”
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
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act (“GLBA”), have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third-parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third-parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach. In addition, we must comply with increasingly complex and rigorous data privacy and data security laws and regulatory standards enacted to protect business and personal data. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risk. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. However, the definition of personal information is expanded under the CCPA to apply to certain data beyond the scope of the GLBA exemption. Misuse of or failure to secure certain personal information could result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could negatively affect our business, financial condition, and results of operations. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable additional resources to meet these requirements and the overall risk to the Company could incrementally increase depending upon the reach and application of any such laws.
State Regulation of Student Loan Servicers
In certain states, laws regulating the conduct of student loan servicers may apply to and impact the servicing practices of the Bank. While these state laws vary in content, they generally include components relating to licensure and oversight by state authorities and the creation of specialized student loan ombudsman offices to oversee the student loan industry operating within these states. These laws may also include requirements pertaining to payment processing, the handling of customer inquiries and complaints, information concerning loan repayment options and access to borrower account records, among other requirements. Notably, these laws often include provisions for enforcement of alleged violations by state regulators as well as private litigation by aggrieved consumers.
Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2019, $9.4 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 95.0 percent and 5.0 percent, respectively, of our total notional derivative contracts of $9.9 billion at December 31, 2019. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for ABS, including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The final Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. The final rules took effect in December 2015 for securitization transactions backed by residential mortgages and became effective in December 2016 for other securitization transactions, including those collateralized by Private Education Loans. The Bank early adopted the Dodd-Frank risk retention rules beginning with its 2016-A securitization transaction completed in May 2016. For its 2016-A transaction and subsequent securitizations to date, the Bank complies with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal interest” comprised of residual certificates representing at least five percent of the fair value of all interests issued in the securitization transaction, determined as of the date of transfer. Prior to May 2016, the Bank’s on-balance sheet securitizations complied with the credit risk retention requirements of the FDIC “safe harbor” rule, which generally reduces the risk to securitization investors in the event of an insolvency of the Bank, by retaining five percent of each class of securities issued in each securitization transaction. With any securitizations, including any structured loan sale transactions, that are treated as off-balance sheet, the Bank intends to comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction or a single interest entitling the holder to five percent of any amounts payable by the trustee in respect of each interest issued by the trust. The risk retention provisions of the FDIC safe harbor rule were superseded by the Dodd-Frank risk retention rules.
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
Employees
At December 31, 2019, we had approximately 1,900 employees, none of whom are covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Our business is significantly influenced by economic conditions. In general, economic growth in the United States remains uneven. Employment levels in the United States are often sensitive not only to domestic economic growth but to the performance of major foreign economies and commodity prices. Rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios. Likewise, high unemployment and decreased savings rates may impede Private Education Loan originations growth, as well as growth in credit cards and the development of other financial products, as loan applicants and cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. Consequently, for a number of reasons, our borrowers may experience more trouble in repaying loans we have made to them, which could increase our loan delinquencies, defaults and loan modifications. In addition, some consumers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until continued economic growth appears to be more likely or sustainable, or they may turn to less costly forms of secondary education, thus decreasing our education loan application and funding volumes. Increased savings rates, especially those related to savings by consumers for educational purposes, also could potentially lead to reduced Private Education Loan originations and funding volumes, as customers may prefer to use targeted savings to pay for college or graduate school in lieu of incurring additional household debt. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition/Concentration
We operate in a competitive environment. Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment subject us to risks that could adversely affect our financial position.
At December 31, 2019, approximately 70 percent of our assets and 84 percent of our assets, excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation or other negative event or trend in the Private Education Loan market could disproportionately and adversely affect our business, financial condition and results of operations. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. Moreover, our competition will increase as various lending institutions and other competitors, including Navient, enter or re-enter the Private Education Loan market. We also compete with FinTech companies (as defined below), many of whom have lower return hurdles than more traditional consumer lending institutions. We compete based on our products, origination capability and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin.
In addition to competition with banks and other consumer lending institutions, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge the gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress, but it remains unlikely that a Republican-led Senate and Democratic-controlled House can produce legislation. Should legislation be enacted, one possible component could be increased federal education loan limits, which could decrease demand for Private Education Loans. Other components of any legislation also could have a negative impact on our business and financial condition.
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
In addition, our ability to grow Private Education Loan originations and retain assets at our planned levels could be negatively affected if:

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

•	public resistance to increasing higher education costs strengthens; or

•
proposals for new federal education spending designed to make higher education “free” or substantially so regardless of financial need, or to create new federally funded programs to refinance private student loans, gain broader appeal or momentum.

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
Regulatory
Failure to comply with consumer protection, privacy or cybersecurity laws and requirements could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
We are subject to a broad range of federal and state consumer protection laws applicable to our lending and retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, interest rates and loan fees, disclosures of loan terms, marketing, servicing and collections.
We are also subject to a dynamically changing landscape of privacy and cybersecurity laws, regulations, and requirements. For example, the CCPA took effect on January 1, 2020, and is broad, sweeping legislation that gives California consumers certain rights similar to those provided by the European General Data Protection Regulation. Among other things, the CCPA provides for enhanced regulatory penalties and potential statutory damages in relation to certain types of data breaches. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Privacy Laws” for additional information.
Violations of, or changes in, federal or state consumer protection, privacy or cybersecurity laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, administrative fines, penalties and restitution, result in greater compliance costs, constrain the marketing and origination of Private Education Loans or other products, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts or otherwise adversely affect our business. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in compliance and supervision activities, often impose additional compliance costs. Accordingly, we could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.
The CFPB is the Bank’s primary consumer compliance supervisor, with exclusive authority to conduct examinations for the purposes of assessing compliance with the requirements of Federal consumer financial laws and with primary consumer compliance enforcement authority. CFPB jurisdiction could result in additional regulation and supervision, which could increase our costs and limit our ability to pursue business opportunities. The CFPB/DOE MOU could lead to additional complaints received by the CFPB regarding us, which could lead to additional scrutiny of us and increase our costs. Consent orders, decrees or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities.
Finally, we operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing amount of student loan debt outstanding in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further laws and regulations applicable to, or limiting, our business. For example, the regulatory environment at the state level has shifted such that many states recently have enacted new legislation specifically restricting the conduct and practices of student loan servicers. In addition, increasing state actions against for-profit institutions could lead us to further curtail the loans we make to students of these institutions or increase the risk of enforceability of our existing loans to graduates of particular institutions found to have made fraudulent misrepresentations or failed to provide reasonably expected training or educational benefits.
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
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations may, among other matters:

•	prescribe minimum capital requirements;

•	limit the rates of growth of our business;

•	impose limitations on the business activities in which we can engage;

•	limit the dividends or distributions the Bank can pay to us;

•	restrict the ability of institutions to guarantee our debt;

•	limit proprietary trading and investments in certain private funds;

•	impose certain specific accounting requirements on us that may be more restrictive;

•	result in changes from time to time in our practices, policies, and procedures in various areas of our business; and

•	result in greater or earlier charges to earnings or reductions in our capital.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in recent years. There can be no assurance that limitations will not be imposed in the future, however.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. We, like the rest of the banking sector, are facing increased regulation and supervision of our industry by bank regulatory agencies and expect there may be additional and changing requirements and conditions imposed on us, any of which could increase our costs, require increased management attention and adversely impact our results of operations. Our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties and restrictions on our business activities, any of which could adversely affect our business, financial condition, cash flows, results of operations, capital base and/or the price of our securities.
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
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan and Credit Card originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, and payment for any shares of common stock acquired under any common stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
For at least the next several years, our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain financing through asset-backed securitizations, and sell loans at attractive prices in order to help fund any share repurchase programs that may be authorized from time to time. Should those goals require us to increase deposits, generate asset-backed financing, or sell loans at a pace greater than we expect, and we are not able to meet this challenge, we may not achieve our business goals, which could have a material adverse effect on our business, financial condition, operating results and/or cash flows.
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as a rising stock market, perceptions about our financial strength, quality of deposit servicing or online banking generally, and general economic conditions, including high unemployment and decreased savings rates, which could reduce the number of consumers choosing to make deposits with us. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on deposit growth through brokered deposits. Given the potential negative impact of such restrictions on our ability to fund our business, we monitor and manage our reliance on brokered deposits.
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

•	Our inability to structure and gain market acceptance for new product features or services to meet new demands of ABS investors, rating agencies or credit facility providers.
If we require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions, we may need to raise additional liquidity through other forms of secured and unsecured debt financing which, in turn, could increase our funding costs and reduce our net interest margin. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise this additional funding in the amounts, at the rates, or within the timeframes we desire.
If we are unable to obtain adequate liquidity through a combination of any of the channels described above in order to fund new Private Education Loan and Credit Card originations, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Our ability to sell loans at attractive prices, as well as the timing and volume of any sales, will be subject to market conditions, and there can be no guarantee that we will be able to effectuate planned loan sales at the prices, times, or volumes we desire, or at all. If we are unable to effectuate loan sales at the prices, times, and volumes we desire, we may not be able to fund share repurchase programs that are authorized from time to time or achieve other business goals and our business, results of operations, financial position and/or cash flow could be materially and adversely affected.
We currently maintain sufficient risk-based capital through adequate retention and reinvestment of earnings from operations. If our business objectives require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to issue additional equity in the amounts, at the prices, or within the timeframes we desire. If this occurs, our business, results of operations, financial position and/or cash flow could be materially and adversely affected.
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
Net interest income is the primary source of cash flow generated by our loan portfolios. Interest earned on our Private Education Loans and FFELP Loans is either fixed rate or indexed to a short-term rate, primarily one-month LIBOR, and these loans are originated with a relatively long repayment periods. Personal loans carry a fixed rate and are of shorter maturities. ABS funding closely mirrors the expected maturities of our education loans and provides a combination of fixed and variable rate funding. Deposits are issued with both fixed and variable rates, and the average term is typically shorter than the expected term of our combined loan portfolios.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may reduce our net interest margin (the interest yield earned on our portfolio less the rate paid on our interest-bearing liabilities). While we actively monitor and manage mismatches in the interest rate and maturity characteristics of our assets and liabilities, using derivative transactions where necessary to avoid excessive levels of repricing and refunding risk, it is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract re-pricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans and Personal Loans, and changes in our interest rates and to repricing risk. Consolidations and refinancings continue to contribute to increased prepayment rates. In addition, increases in employment levels, wages, family income, or alternative sources of financing may also contribute to higher than expected prepayment rates, which can adversely affect our interest rate and repricing risk and our financial condition.
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
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the interest rate swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not qualify as accounting hedges is included in our statement of income. A decline in the fair value of those derivatives could have an adverse effect on our reported earnings.
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
The future of LIBOR as a “benchmark” interest rate is uncertain and that uncertainty or any change to the LIBOR benchmark could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
The interest rates on our variable-rate Private Education Loans and certain other assets are indexed to LIBOR, the London interbank offered rate. Certain of our interest rate swaps, notes issued under our term ABS and our education loan-backed multi-lender secured borrowing facility (the “Secured Borrowing Facility”), brokered and non-brokered deposits and other obligations also are indexed to LIBOR. In each case, the terms of the relevant agreements define LIBOR and provide differing methods for how it may be replaced or computed if LIBOR is no longer available as defined. LIBOR is used worldwide as a reference for setting interest rates on loans, derivatives, and other assets and obligations.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. It is unclear at this time, and we are not able to predict, whether or when LIBOR will cease to exist, whether or when new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether or when alternative benchmark or reference rates will be available, either through regulatory action or financial market developments, as viable alternatives to LIBOR. If one or more replacement benchmark or reference rates is available, it is unknown at this time, and we are unable to predict, whether any such alternatives will be acceptable to investors, financial markets or regulators, or applied consistently and concurrently to various assets, obligations or financial instruments. Certain of our existing assets and obligations do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Given this situation, it is unclear what consents or approvals, if any, will be required, and from whom they will be required, to replace LIBOR under our various agreements. As a result of these potential changes and related uncertainties, the interest rates on and value of our assets and obligations indexed to LIBOR, and the revenue and expenses associated with those assets and obligations, could be affected in disparate ways at disparate times, which could have an adverse effect on our business and results of operations.
The Company has actively monitored market developments with respect to LIBOR replacement since 2017 and in 2020 will conduct a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors and the Company’s business, financial condition and results of operations. There can be no guarantee our replacement project will occur as planned, however, and failure to implement the project effectively could have a material adverse effect on our business, results of operations, financial position and/or cash flows.
Defaults on our loans, particularly Private Education Loans and Personal Loans, could adversely affect our business, financial position, results of operations and/or cash flows.
We bear the full credit exposure on our Private Education Loans, Personal Loans and Credit Card loans. If they were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial position, results of operations and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of those loan portfolios. Many factors can have an impact on borrower delinquencies, including, without limitation, economic conditions, changes in interest rates, personal circumstances and hardships, risk characteristics such as school type, loan status, loan seasoning, underwriting criteria, presence of a cosigner, changes made in credit administration practices from time to time, changes in loan underwriting criteria made from time to time, regulatory and operational changes and unforeseen trends. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our loans. Our Private Education Loan delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 2.8 percent at December 31, 2019. Our Personal Loan delinquencies (loans greater than 30 days past due), as a percentage of Personal Loans in repayment, were 2.4 percent at December 31, 2019. In addition, we will bear full credit exposure on credit cards and other products we may introduce to the market.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2019, our allowance for Private Education Loan losses was approximately $374 million. During the year ended December 31, 2019, we recognized provisions for Private Education Loan losses of approximately $280 million. As of December 31, 2019, our allowance for Personal Loan losses was approximately $66 million. During the year ended December 31, 2019, we recognized provisions for Personal Loan losses of approximately $73 million. The provision for loan losses in 2019 reflects the respective Private Education Loan and Personal Loan performance for the applicable period and establishes the allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio (based on the accounting standards in effect during 2019). See “The current expected credit loss standard established by the FASB will result in a significant change in how we recognize credit losses and will have a material impact on our financial condition, results of operations and capital levels” in Part I, Item 1A. “Risk Factors” for a discussion of CECL (as hereinafter defined), which will become effective for the Company on January 1, 2020 and impact the manner in which the Company will recognize credit losses. Future defaults can be higher than anticipated, however, due to a variety of factors outside of our control, such as downturns in the economy, rising interest rates, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses on Personal Loans are affected by risk characteristics such as FICO scores at origination and seasoning. Worsening general economic and employment conditions may lead to higher rates of loan defaults. In addition, our product offerings may incur higher than expected losses resulting in these products being unprofitable. If actual loan performance is worse than currently estimated, it could materially increase our estimate of the allowance for loan losses in our balance sheet and the related provision for loan losses in our statements of income and, as a result, adversely affect our capital, financial condition and results of operations.
Changes in accounting standards could adversely affect our capital levels, results of operation and/or financial condition.
We are subject to the requirements of entities that set and interpret the accounting standards governing the preparation of our financial statements and other financial reports. These entities, which include the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators and our independent registered public accounting firm, may add new requirements or change their interpretations of how those standards should be applied. Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and/or results of operations. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our financial condition, results of operations and capital levels.  For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
The current expected credit loss standard established by the FASB will result in a significant change in how we recognize credit losses and will have a material impact on our financial condition, results of operations and capital levels.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which will become effective for us on January 1, 2020. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for loan losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. The CECL standard will result in a significant change in how we recognize credit losses and will have a material impact on our financial condition, results of operations and capital levels. The measurement of expected credit losses is based on historical information, current conditions and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. This differs significantly from the “incurred loss” model, which was in effect during 2019 and delays recognition until it is probable a loss has been incurred. Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time, at which point we revert expected losses to our historical rates. These models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, loss rates and prepayment rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for loan losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Recently Issued but Not Yet Adopted Accounting Pronouncements” for further details. See also “Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations” in Part I, Item 1A. “Risk Factors” for further details.
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
The Bank is required to maintain the following minimum regulatory capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, since January 1, 2019, the Bank has been subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent). Failure by the Bank to maintain the buffer may result in restrictions on dividend payments, share repurchases and the payment of discretionary bonuses to executive officers. Including the buffer, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. As of December 31, 2019, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.2 percent, a Tier 1 risk-based capital ratio of 12.2 percent, a Total risk-based capital ratio of 13.4 percent and a Tier 1 leverage ratio of 10.2 percent.
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
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests utilizing systemic and company-specific stress scenarios. In 2019, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors and the Board’s Risk Committee. In addition, the Bank made the results of the stress tests available to its prudential regulators - the FDIC and the UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. On the basis of this analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders.

We also conduct quarterly liquidity stress tests to evaluate the adequacy of our liquidity sources under several stress scenarios, including a severely adverse macroeconomic scenario. The results of these scenarios may lead management to determine, or regulators to demand, that higher levels of liquidity be maintained at significant incremental expense to the Bank.
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
Our future success depends, in part, on our ability to underwrite and approve loans, process loan applications and payments and provide other customer services, in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet via personal computers or mobile devices, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences, including FinTech developments, and technological innovations such as bitcoin. We may not be successful in anticipating or responding to these developments on a timely basis. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. We may be required to expend significant funds to develop or acquire new technologies. If competitors introduce products, services, systems and processes that are better than ours or that are more cost-effective or that gain greater market acceptance, those we offer or use may become obsolete or noncompetitive and we could lose market share. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition and/or results of operations.
We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations and could lead to significant financial and legal exposure.
Our operations rely on the secure collection, processing, storage and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. To access our products and services, our customers may use computers, smart phones, tablets and other mobile devices that are outside our security systems and those of our third-party service providers, and thus may create risks that we cannot control. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers and others who use our or our service providers’ systems or have access to our or our customers’ data, to gain access to our and our customers’ data or our assets. As further evidence that cyber incidents have been accelerating in frequency and impact, in recent years several financial institutions and major companies across industries have reported cyber-attacks that compromised significant customer or employee data, or resulted in the theft of funds, or the theft or destruction of corporate information or other assets.
While we have not been materially impacted by these reported or other cyber incidents, we continue to evolve our security controls to effectively prevent, detect and respond to the continually changing threats, and we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments. Additionally, while we, and our third-party service providers, commit resources to the design, implementation, maintenance, security and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats.
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of systems, our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third-party service providers’ business operations. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties, which may be vulnerable to interception, misuse or mishandling.
If one or more of such events occur, personal, confidential and other information processed by, stored in, or transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ or service providers’ operations that could result in significant losses, loss of business and confidence by, and harm to reputation with, businesses and customers, customer dissatisfaction, significant litigation, regulatory exposures and harm to our reputation and brand.
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
We primarily rely upon Amazon Web Services to deliver our offerings to users on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely impact our business and operations.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, which is commonly referred to as “cloud” computing services. In 2019, we completed the migration of our computing infrastructure over to AWS.  We currently run the majority of computing to power our websites, mobile applications, and other technology products and services on AWS, and we store a significant amount of our users’ information and our confidential business information on AWS.
We have limited control over the AWS operations and facilities that we use to store our data. While we’ve implemented contingencies for disaster recovery and business continuity, those operations and facilities are susceptible to damage and/or service interruptions. AWS’ continuing and uninterrupted performance is critical to our continuing and uninterrupted operations. Given the nature of the outsourcing of these services, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS could adversely impact our operations and business. Any negative publicity arising from these disruptions could also harm our reputation and brand and may affect the usage of our offerings.
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
Our ability to sustain or exceed our recent rates of earnings growth over the long term may be supported by, among other things, strategically diversifying our consumer products beyond Private Education Loans, which may be difficult.
Our success in sustaining or exceeding our recent rates of earnings growth over the long term may be supported by, among other things, our ability to profitably acquire or originate a more diversified suite of complimentary consumer products. Our ability to profitably acquire or originate complimentary consumer products is in turn dependent on a number of factors, some of which are beyond our control, including general economic conditions, demographic trends, demand for other consumer products, and capital markets conditions. There also may be substantial regulatory, operational and credit challenges, risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, launching and/or attempting to acquire new products or services, yet not be successful in achieving our goal regarding earnings growth, credit performance and/or profitability due to any or all of the factors, risks and uncertainties noted above, as well as others. In addition, our initial timetables for the introduction and development or acquisition of new products or services may not be met, market acceptance may fall short of our expectations, and price and profitability targets for any or all of our products may not prove achievable, which could in turn unnecessarily divert management’s attention and focus and have a material negative effect on our perception in the marketplace, our business, results of operations and/or financial condition.
The launch of our Credit Card product in 2019 raises risks and uncertainties specific to that particular product. For example, we may be unable to originate Credit Card loans of acceptable credit quality or in sufficient quantities to achieve our goals. Also, economic conditions can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our card, which reduces interest income and transaction fees. Competition is intense in the credit card industry, and customers may frequently switch credit cards or transfer balances to another card. Competition in credit cards is also based on the value provided to the customer by a related rewards program. Our rewards program could be viewed as less attractive to customers than other credit card issuers’ reward programs and thereby adversely impact the timing and/or success of any new credit card product of ours.
Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income and/or expenses.
The preparation of our consolidated financial statements requires us to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by us in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income and expenses. A description of our critical accounting estimates and assumptions may be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” included in this Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and/or results of operations.
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
We are subject to reputational, political and other risks.
Our reputation as an originator and servicer of high-quality Private Education Loans and Personal Loans is very dependent upon how our customers, our regulators, legislators, the education community and the broader market perceive our business practices, financial heath and integrity and the business practices, financial health and integrity of the overall student loan market or other loan markets, as applicable. Negative publicity, including as a result of our actual or alleged conduct or public opinion of the student loan industry or other relevant industries generally, could damage our reputation and business and adversely impact the price of our common stock. Additionally, proposals of political candidates or legislators that may affect the financial industry, or the student loan industry in particular, such as proposals for new federal education spending designed to make higher education “free” or substantially so regardless of financial need, or to create new federally funded programs to refinance private student loans, could have a material adverse impact on our business, results of operations, financial condition and the price of our common stock.
Any internal, market or other developments, including those relating to our competitors or our business, that result in a negative impact on our reputation or the reputation of the student loan industry or other relevant industries could have an adverse effect on our ability to originate, service and retain Private Education Loans or other loans, as applicable, result in greater regulatory, legislative and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
As described above, any failure of our operating systems or infrastructure or cyber-attacks on or other unauthorized access to our information technology systems could harm our reputation and brand and result in significant financial losses. In addition, employee and customer misconduct could severely harm our reputation, subjecting us to financial losses, lawsuits and/or regulatory sanctions. Misconduct by our customers could include such activities as providing fraudulent credentials, information or authorization on behalf of a family member or other cosigner through identification theft or by other means in order to secure loan approval. Customers also may attempt to fraudulently secure Private Education Loan or other loan proceeds. Misconduct by our employees could include, among other things, theft of our or our customers’ confidential information, or making unauthorized payments on behalf of a collection client in order to meet certain incentive thresholds.
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

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2019, the remaining balance of the indemnification receivable related to those uncertain tax positions was $15 million.

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

•
News reports relating to trends, concerns and other issues in the student loan industry or other parts of the financial services industry, including regulatory actions against other financial institutions or proposed legislation, or proposals of political candidates, that may affect the student loan industry or other parts of the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Changes to the regulatory and legal environment under which we and our subsidiaries operate;

•	Our ability to securitize our loans;

•	Domestic and worldwide economic conditions; and

•	Other major events that may occur domestically or internationally that impact capital markets or the stock market generally.
The market price of shares of our preferred stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Significant sales of our preferred stock, or the expectation of significant sales;

•	Lack of or a downgrade of credit agency ratings;

•	Movements in interest rates and spreads that negatively affect return; and

•	Call and redemption features; and

•	Other major events that may occur domestically or internationally that impact capital markets or the stock market generally.
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
At December 31, 2019, we had issued and outstanding 4.0 million shares of our Series B Preferred Stock.
Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our common stock share repurchase program. In the event of our bankruptcy, dissolution or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common shareholders.
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
Our share repurchase programs permit us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed the authorized limits described in this Form 10-K. We may not be able to sell loans at prices, in volumes, or on a schedule, that will provide us with sufficient funds to effect share repurchases under our share repurchase programs. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of any program or at all, which could adversely affect the market price of our common stock.
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
Under the Change in Bank Control Act of 1978, as amended (“CIBC Act”), the FDIC’s regulations thereunder, and similar Utah banking laws, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC and the UDFI before acquiring “control” of us. In practice, the process for obtaining such approval is complicated and time-consuming, often taking longer than six months, and a proposed acquisition may be disapproved for a variety of factors, including, but not limited to, antitrust concerns, financial condition and managerial competence of the applicant, and failure of the applicant to furnish all required information. Under the FDIC’s CIBC Act regulations, control is rebuttably presumed to exist, and notice is required, where a person owns, controls or holds with the power to vote 10 percent or more of any class of our voting shares and no other person owns, controls or holds with the power to vote a greater percentage of that class of voting shares.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2019:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2019:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	115,000
New Castle, DE	Loan Servicing Center	57,000
Sterling, VA	Administrative Offices	27,000
Newton, MA	Administrative Offices	24,000
Salt Lake City, UT	Sallie Mae Bank	17,000
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

Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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
Our common stock is listed and has traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2020, there were 422,615,193 shares of our common stock outstanding and 273 holders of record.
We paid quarterly cash dividends on our common stock of $0.03 per share for each quarter of 2019. For the years ended December 31, 2018 and 2017, we did not pay dividends on our common stock. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2019.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
October 1 - October 31, 2019	426	$8.49	424	$39,000
November 1 - November 30, 2019	686	$8.87	676	$33,000
December 1 - December 31, 2019	29	$8.82	—	$33,000

Total fourth-quarter 2019	1,141	$8.73	1,100

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

(2) The 2019 Share Repurchase Program permits us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $200 million. The 2019 Share Repurchase Program expires on January 22, 2021.
The closing price of our common stock on Nasdaq on December 31, 2019 was $8.91.
The 2019 Share Repurchase Program expires on January 22, 2021 and permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. Under the 2019 Share Repurchase Program, we repurchased 17 million shares of common stock for $167 million for the year ended December 31, 2019. We had $33 million of remaining capacity under the 2019 Share Repurchase Program as of December 31, 2019.
The 2020 Share Repurchase Program expires on January 21, 2022 and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all. Repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers or other similar transactions.

In addition to any repurchases that we may make under the share repurchase programs, we expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.
Stock Performance
The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2014, and also assumes the reinvestment of dividends through December 31, 2019, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business on April 30, 2014.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
SLM Corporation	$100.0	$64.0	$108.2	$110.9	$81.6	$88.6
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	79.0	95.9	115.2	96.6	130.3
S&P 400 Regional Bank Sub-Industry Index	100.0	106.6	141.8	149.1	117.2	146.0
_________
Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.
Selected Financial Data 2015-2019
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

	2019	2018	2017	2016	2015
Operating Data:

Net interest income	$1,623	$1,413	$1,129	$891	$702
Non-interest income (loss)	49	(52)	(3)	69	183
Total revenue	1,672	1,361	1,126	960	885
Net income	$578	$487	$289	$250	$274
Basic earnings per common share attributable to SLM Corporation	$1.31	$1.08	$0.63	$0.54	$0.60
Diluted earnings per common share attributable to SLM Corporation	$1.30	$1.07	$0.62	$0.53	$0.59
Dividends per common share attributable to SLM Corporation common shareholders(1)	$0.12	$—	$—	$—	$—
Return on common stockholders’ equity	21%	20%	14%	14%	18%
Net interest margin	5.76	6.10	5.93	5.68	5.49
Return on assets	1.96	2.01	1.43	1.52	2.04
Dividend payout ratio	9	—	—	—	—
Average equity/average assets	10.56	11.22	11.92	13.40	14.49
Non-GAAP operating efficiency ratio(2)	34.7	41.0	39.6	40.1	46.9
Balance Sheet Data:
Total education loan portfolio, net	$23,680	$21,143	$18,174	$15,125	$11,631
Total Personal Loans, net	984	1,128	394	13	—
Total Credit Cards, net	4	—	—	—	—
Total assets	32,686	26,638	21,780	18,533	15,214
Total deposits	24,284	18,943	15,505	13,436	11,488
Total borrowings	4,643	4,284	3,275	2,168	1,079
Total SLM Corporation stockholders’ equity	3,312	2,973	2,474	2,347	2,096
Book value per common share	6.91	5.90	4.80	4.15	3.59
_________
(1) In 2019, we initiated a new policy to pay a regular, quarterly cash dividend on our common stock, beginning in the first quarter of 2019. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time. We did not pay common stock dividends in fiscal years 2018, 2017, 2016 and 2015.
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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2019.
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios and on Personal Loans and Credit Cards, net of the interest expense we pay on the funding for those loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on our interest-earning assets less the rate paid on our related interest-bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans. Personal Loans tend to have higher risk, higher interest rates and shorter terms than Private Education Loans. In the fourth quarter of 2019, we discontinued new originations of our Personal Loan product and do not expect to originate or purchase any additional Personal Loans in 2020. As we do not expect to acquire or originate any Personal Loans or purchase additional FFELP Loans in 2020, these portfolios are expected to decline due to normal amortization.
Loan Sales and Secured Financings
We may sell loans to third-parties through whole loan sales, securitizations or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or securitized commercial paper facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. We did not sell loans in 2019, but we expect to sell approximately $3 billion in loans in 2020, depending on market conditions. For additional information, see Notes to Consolidated Financial Statements, Note 23, “Subsequent Events.”
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
The allowance for loan losses and provision expense rise when future charge-offs are expected to increase and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans, Personal Loans, and Credit Cards. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. See “Defaults on our loans, particularly Private Education Loans and Personal Loans, could adversely affect our business, financial position, results of operations and/or cash flows” in Item 1A. “Risk Factors” for additional information. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. Our experience indicates that approximately 50 percent of expected losses on a Private Education Loan occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven in large measure by the amount and age of our Private Education Loans in full principal and interest repayment. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, as well as our allowance for loan losses and charge-offs, to increase. Losses on our Personal Loans are affected by risk characteristics such as FICO scores at origination and seasoning.
Our allowance for loan losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the next two years.
We maintain an allowance for Personal Loan and Credit Card losses at an amount sufficient to absorb losses estimated and viewed at the reporting date as probable credit losses to be incurred in the portfolio. In determining the allowance for loan losses on our Personal Loans and Credit Cards that are not classified as TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio of Personal Loans and Credit Cards that are not TDRs.
On January 1, 2020, we adopted CECL. The adoption of CECL, which requires us to measure our allowance for losses based upon the estimate of current expected credit losses, will have a significant impact on the allowance for loan losses in future periods to reflect life-of-loan expected losses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Recently Issued but Not Yet Adopted Accounting Pronouncements,” for further discussion regarding CECL.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan or Personal Loan reaches 120 days delinquent, it is charged against the allowance for loan losses. We charge off Credit Cards when they are 180 days delinquent. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for loan losses and tailoring its future collections strategies. We manage our charged-off loans through a mix of in-house collectors, third-party collectors and sales to third-parties.
Operating Expenses
The cost of operating our business directly affects our profitability. In 2019, we measured our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. We calculate and report our non-GAAP operating efficiency ratio as the ratio of (a) the total non-interest expense numerator to (b) the net revenue denominator (which consists of the sum of net interest income, before provision for credit losses, and non-interest income, excluding any gains and losses on sales of loans and securities, net and the net impact of derivative accounting as defined in our “Core Earnings” adjustments to GAAP table in “- ‘Core Earnings’ ’’ in this Form 10-K). We believe doing so provides useful information to investors because it is a measure used by our management team to monitor our effectiveness in managing operating expenses. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate our ratio. Accordingly, our non-GAAP operating efficiency ratio may not be comparable to similar measures used by other companies. In January 2020, we announced our plans to sell up to $3 billion of loans in 2020 and use a portion of the proceeds to repurchase common stock. The sale of these loans is expected to cause a significant decrease in our operating efficiency ratio because of the expected sizable gain to be recorded in the period of the sale. Conversely, the operating efficiency ratio is expected to increase in the periods subsequent to the period of sale because we no longer will report interest income on the loans sold. As a result, we will discontinue our focus on the non-GAAP operating efficiency ratio.
“Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as “Core Earnings.” The difference between our non-GAAP “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-fair value gains (losses) on derivatives contracts recognized in GAAP, but not in “Core Earnings.”
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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

Hedge ineffectiveness (losses) gains prior to adoption of ASU No. 2017-12(1)	$—	$2,684	$(4,504)
Unrealized gains (losses) on instruments not in a hedging relationship	19,469	(1,400)	(3,693)
Interest reclassification	(1,644)	(1,371)	(69)
Gains (losses) on derivatives and hedging activities, net	$17,825	$(87)	$(8,266)
______
(1) The hedge ineffectiveness gains of $3 million for the year ended December 31, 2018 relate to hedging relationships that were discontinued in 2018 prior to the adoption of ASU No. 2017-12.

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017

“Core Earnings” adjustments to GAAP:

GAAP net income	$578,276	$487,476	$288,934
Preferred stock dividends	16,837	15,640	15,714
GAAP net income attributable to SLM Corporation common stock	$561,439	$471,836	$273,220

Adjustments:
Net impact of derivative accounting(1)	(19,469)	(1,284)	8,197
Net tax expense (benefit)(2)	(4,758)	(312)	3,131
Total “Core Earnings” adjustments to GAAP	(14,711)	(972)	5,066

“Core Earnings” attributable to SLM Corporation common stock	$546,728	$470,864	$278,286

GAAP diluted earnings per common share	$1.30	$1.07	$0.62
Derivative adjustments, net of tax	(0.03)	—	0.01
“Core Earnings” diluted earnings per common share	$1.27	$1.07	$0.63
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

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank, where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

Provisions for credit losses	$354,249	$244,864	$185,765
Total portfolio net charge-offs	(253,143)	(153,722)	(113,950)

Beginning in 2020, we plan to evaluate management’s performance internally using a measure that starts with “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.
Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Our term brokered deposits have terms as long as seven years. Interest rates on a portion of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of transforming the interest rate characteristics of these deposits to match the index on which the majority of our assets reset, thereby minimizing our exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. In 2014, we began adding deposits from Educational 529 savings plan and later Health Savings plans as a way to diversify our funding sources. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of December 31, 2019.
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

2019 Management Objectives
In 2019, we set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) continue our Personal Loan and credit card initiatives to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses while improving efficiency; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth.
Prudently Grow Private Education Loan Assets and Revenues
We pursued managed growth in our Private Education Loan portfolio in 2019 by leveraging our Sallie Mae brand, our relationship with approximately 2,400 colleges and universities, and our direct consumer marketing efforts. We achieved our goal of growing loan originations while maintaining overall credit quality and cosigner rates in our Smart Option Student Loan originations. Private Education Loan originations were 6 percent higher in 2019 compared with 2018. The average FICO scores at approval and the cosigner rates for originations in the year ended December 31, 2019 were 746 and 86.6 percent, compared with 746 and 87.2 percent for originations in the year ended December 31, 2018, respectively. In addition, to help facilitate the expected increase in our Private Education Loan originations and the increasing percentage of fixed-rate loans being selected by our customers, we maintained our diversified funding base in 2019. In 2019, we completed two ABS secured financings totaling $1.1 billion compared with three ABS secured financings totaling $1.9 billion in 2018. We also raised fixed-rate brokered CDs in longer terms to manage potential interest rate risk.
Maintain Our Strong Capital Position
As our balance sheet grew in 2019, our regulatory capital ratios remained stable and we generated earnings and capital sufficient to cover the growth in our risk-weighted assets and remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. As of December 31, 2019, the Bank had a Common Equity Tier 1 risk-based capital ratio of 12.2 percent, a Tier 1 risk-based capital ratio of 12.2 percent, a Total risk-based capital ratio of 13.4 percent and a Tier 1 leverage ratio of 10.2 percent, all exceeding the current regulatory guidelines for “well capitalized” institutions by a significant amount.
Continue our Personal Loan and Credit Card Initiatives to Increase the Level of Engagement With Our Existing Customers and Attract New Customers
In June 2019, we launched our suite of cash-back credit cards with unique bonus rewards designed to help cardholders develop financially responsible habits. We ended 2019 with 4,100 accounts. Early indications show strong customer engagement key performance indicators with an over 84 percent plastic activation rate and, of those activated, 74 percent utilized the card for purchases in 2019. The average FICO score at approval was 722 with an average credit line of over $4,600, both in line with our expectations.
In 2019, we originated $480 million of Personal Loans. However, in the fourth quarter of 2019, we elected to discontinue new originations to focus resources on our core strategic priorities and do not expect to originate or purchase any additional Personal Loans in 2020. We processed completed Personal Loan applications received by December 15, 2019 and continue to provide Personal Loan customers with the high-quality service they have come to expect. Our organic Personal Loan pilot produced valuable information and we will continue to monitor the performance of the portfolio as it seasons. Our test and learn approach on Personal Loans has helped us better understand the challenges and opportunities related to this product, which drove numerous data centric adjustments that improved both our underwriting and targeting strategies.
Manage Operating Expenses While Improving Efficiency
We measure our effectiveness in managing operating expenses by monitoring our non-GAAP operating efficiency ratio. See Item 6. “Selected Financial Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Operating Expenses,” for a discussion of the method for calculating this ratio. Full-year 2019 non-interest expenses grew 3 percent year-over-year, while the non-GAAP operating efficiency ratio was 34.7 percent for the year ended December 31, 2019, compared with 41.0 percent for the year ended December 31, 2018. The non-GAAP operating efficiency ratio for the year ended December 31, 2018 was unfavorably affected by a $94 million decrease in other income due to a decrease in our tax indemnification receivable arising from the expiration of certain statutes of limitations regarding certain indemnified uncertain tax positions. Excluding this item, the non-GAAP operating efficiency ratio would have been 38.3 percent for the year ended December 31, 2018.
Maintain Our Strong Governance, Risk Oversight and Compliance Infrastructure
We maintain a strong governance framework, which includes robust oversight, education, policies and procedures supported by Enterprise Risk Management, Compliance and Internal Audit functions. In addition, given our relentless focus on customer experience, we continually monitor customer protection policies, procedures and compliance management systems, all of which are currently sufficient to meet or exceed currently applicable regulatory standards. Our goal is to leverage the governance framework to create further value and competitive advantage in the marketplace.
Leverage Our Culture to Engage Employees, Recognize and Reward Contributions to Business Results, and Develop Talent to Support our Business Strategy and Growth
In 2019, we continued to focus on providing tools and resources to enable employee growth and development of our core and leadership competencies. We improved the effectiveness of our annual performance review process by adding an assessment of our competencies and the related behaviors to further differentiate performance and effectively recognize and reward contributions. We launched a program that provides employees the opportunity to expand their knowledge and capability by temporarily transferring to a role in a different area of the business. In addition, we continued to drive completion of multi-rater performance assessments and development planning in support of our management succession plan.

Environmental, Social and Governance Practices
Our mission is to equip aspiring minds to create the lives they imagine.  That mission is firmly grounded in helping families achieve the dream of a higher education.  To further fulfill our mission, we’ve introduced a number of programs and thought-leadership initiatives, including:  (i) Sallie Mae’s Bridging the Dream Scholarship Program; (ii) financial literacy initiatives with educator, turned hip-hop Artist, Dee-1; (iii) national and state partnerships to develop and distribute college planning materials; and (iv) annual research and thought leadership regarding paying and saving for college, as well as management of finances by students. In addition, we are passionate about getting involved and giving back in the communities where we live and work. We strive to help create brighter futures by working directly with not-for-profit organizations in order to help students, families, and individuals in our communities. The Sallie Mae Employee Volunteer Program gives full-time employees paid time off to volunteer in their communities. Also, the Sallie Mae Employee Matching Gift Program encourages employees’ voluntary support of non-profit organizations, by matching personal donations to Internal Revenue Service registered charities through our charitable organization (The Sallie Mae Fund) dollar for dollar from $25 to a maximum of $1,000 per employee per calendar year. Since the Spin-Off, the Sallie Mae Fund has contributed more than $2.3 million to address key barriers to college access and support the community. In addition, we continue to make environmental improvements at our facilities as we are committed to improving the environmental sustainability of our business and to using resources and materials thoughtfully.

2020 Management Objectives
In 2020, we intend to devote ourselves to growing our primary student loan business, maintaining and enhancing our best-in-class customer experience platform, and continuing our efforts to diversify into other consumer finance products. We have set out the following major goals for ourselves: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) continue our credit card initiative to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses to improve the efficiency of our operations; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions, except per share data)	2019	2018	2017	$	%	$	%
Interest income:
Loans	$2,249	$1,895	$1,413	$354	19%	$482	34%
Investments	8	6	8	2	33	(2)	(25)
Cash and cash equivalents	74	34	16	40	118	18	113

Total interest income	2,331	1,935	1,437	396	20	498	35

Total interest expense	708	522	308	186	36	214	69

Net interest income	1,623	1,413	1,129	210	15	284	25
Less: provisions for credit losses	354	245	186	109	44	59	32

Net interest income after provisions for credit losses	1,269	1,168	943	101	9	225	24
Non-interest income (loss):
Gains on sales of loans, net	—	2	—	(2)	—	2	—
Losses on sales of securities, net	—	(2)	—	2	—	(2)	—
Gains (losses) on derivatives and hedging activities, net	18	—	(8)	18	100	8	100
Other income (loss)	31	(52)	5	83	160	(58)	(1,160)

Total non-interest income (loss)	49	(52)	(3)	101	194	(49)	(1,633)
Non-interest expenses:
Total non-interest expenses	574	557	449	17	3	108	24

Income before income tax expense	744	559	491	185	33	68	14
Income tax expense	165	72	203	94	131	(131)	(65)

Net income	578	487	289	91	19	199	69
Preferred stock dividends	17	16	16	1	6	—	—

Net income attributable to SLM Corporation common stock	$561	$472	$273	$89	19%	$199	73%

Basic earnings per common share attributable to SLM Corporation	$1.31	$1.08	$0.63	$0.23	21%	$0.45	71%

Diluted earnings per common share attributable to SLM Corporation	$1.30	$1.07	$0.62	$0.23	21%	$0.45	73%

Declared dividends per common share attributable to SLM Corporation	$0.12	$—	$—	$0.12	100%	$—	—%

 GAAP Consolidated Earnings Summary
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
For the year ended December 31, 2019, net income was $578 million, or $1.30 diluted earnings per common share, compared with net income of $487 million, or $1.07 diluted earnings per common share, for the year ended December 31, 2018. The year-over-year increase was primarily attributable to increases in net interest income and total non-interest income, which were offset by increases in provisions for credit losses, total non-interest expenses and an increase in income tax expense.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income in 2019 increased by $210 million compared with the year-ago period primarily due to a $3.1 billion increase in average loans outstanding. Net interest margin decreased by 34 basis points primarily as a result of an additional $1.8 billion in average cash and other short-term investments held in 2019 compared with the year-ago period. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on deposits placed with the Federal Reserve and government and agency securities are below our cost of funds, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The increase in yield on our education loan portfolios in 2019 compared with the year-ago period was primarily due to the carryover benefit in early 2019 from the increase in LIBOR rates during 2018, which increased the yield on our variable-rate Private Education Loan and FFELP portfolios. The increase in our cost of funds in 2019 compared to the year-ago period was also due to the increasing rates that occurred in the latter half of 2018. The increased liquidity levels in 2019 reduced the net interest margin by approximately $11 million compared with the year-ago period.

•
Provisions for credit losses in 2019 increased $109 million compared with the year-ago period primarily due to a higher provision for our TDR portfolio as a result of the impact of declining interest rates, higher delinquencies, and a 14 percent growth in Private Education Loans in repayment. The allowance for a TDR loan equals the difference between the carrying amount of the loan and the present value of the expected future cash flows discounted at the effective interest rate of the loan just prior to the loan’s classification as a TDR. For our variable-rate TDR loans, we lock in the discount rate at the time of TDR classification and do not adjust that rate as interest rates change. Therefore, when interest rates increase, which they did in 2018, we record a lower allowance on our variable-rate TDR portfolio because of the higher future expected cash flows. Conversely, when interest rates decline, as they have during 2019, the present value of future expected cash flows of the variable-rate TDR portfolio decline and the related allowance increases.

•
There were no gains on sales of loans, net in 2019. Gains on sales of loans, net, resulted in a net gain of $2 million in 2018, as we sold the $43 million Split Loan (as hereinafter defined) portfolio in second-quarter 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Arrangements with Navient Corporation — Amended Loan Participation and Purchase Agreement.”

•	There were no sales of securities in 2019, compared with losses on sales of securities, net, of $2 million in 2018, due to the sale of $41 million of mortgage-backed securities in second-quarter 2018.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $18 million in 2019 compared with a net loss of less than $1 million in the year-ago period. The increase was driven by several factors, including an additional $2.6 billion of notional derivative contracts entered into during 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates and future interest rate expectations during 2019.

•
Other income in the year ended December 31, 2019 increased $83 million from the year-ago period. In 2019 and 2018, we reduced other income by $12 million and $94 million, respectively, to reflect the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Absent these tax-related items, other income in 2019 increased $1 million compared to 2018. In 2019, we recorded an $8 million gain related to changes in the valuation of certain non-marketable securities, which was offset by lower revenue in our Upromise business.

•
For the year ended December 31, 2019, non-interest expenses were $574 million, compared with $557 million in the year-ago period. Full-year non-interest expenses grew 3 percent year-over-year, and the non-GAAP operating efficiency ratio decreased to 34.7 percent in 2019 from 41.0 percent in 2018. Absent the tax-related items described above, the non-GAAP operating efficiency ratio would have been 38.3 percent for 2018. The increase in non-interest expenses was driven by the growth in our Private Education Loan portfolio and increased investments in marketing, slightly offset by a reduction in initial costs related to our migration to the cloud.

•
Income tax expense increased to $165 million in 2019 from $72 million in 2018. Our effective income tax rate increased to 22.2 percent in 2019 from 12.8 percent in 2018. The increase in the effective tax rate was primarily the result of a $94 million decrease in income tax expense in 2018 due to the previously mentioned expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for 2018 would have been 25.4 percent. The further decrease in the effective tax rate in 2019 was primarily driven by $14 million of tax credits recorded in 2019, the majority of which related to prior year tax filings.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
For the year ended December 31, 2018, net income was $487 million, or $1.07 diluted earnings per common share, compared with net income of $289 million, or $0.62 diluted earnings per common share, for the year ended December 31, 2017. The year-over-year increase was primarily attributable to a $4.1 billion increase in average earning assets, a 17 basis point increase in net interest margin and a $131 million decrease in income tax expense (primarily as a result of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law by President Trump on December 22, 2017, and the reduction of the federal statutory corporate income tax rate), which more than offset the $108 million increase in total non-interest expenses.
The primary contributors to each of the identified drivers of change in net income for 2018 compared with 2017 are as follows:

•
Net interest income increased by $284 million in 2018 compared with 2017 primarily due to a $3.8 billion increase in average loans outstanding. Net interest margin increased by 17 basis points primarily because of the benefit from an increase in LIBOR rates, which increased the yield on our variable-rate Private Education Loan portfolio more than it increased our cost of funds, and because of growth in the higher-yielding Personal Loan portfolio. Cost of funds increased primarily due to the increase in LIBOR rates as well as a higher percentage of our total interest-bearing liabilities consisting of higher cost other interest-bearing liabilities, which include both our unsecured and secured borrowings.

•
Provisions for credit losses increased $59 million in 2018 compared with 2017 primarily due to a $67 million increase in the provision for Personal Loans. The provision for Personal Loans grew because the portfolio of Personal Loans increased from $400 million at December 31, 2017 to $1.2 billion at December 31, 2018. Provision for Private Education Loans declined $9 million in 2018 when compared to 2017 as a result of improved credit performance and increases in interest rates that had a favorable impact on the provision for losses on TDR loans.

•
Gains on sales of loans, net, resulted in a net gain of $2 million in 2018 as we sold the $43 million Split Loan portfolio in second-quarter 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Arrangements with Navient Corporation — Amended Loan Participation and Purchase Agreement.” There were no gains on sales of loans, net in 2017.

•	Losses on sales of securities, net, were $2 million in 2018 due to the sale of $41 million of mortgage-backed securities in second-quarter 2018. There were no sales of securities in 2017.

•	Losses on derivatives and hedging activities, net, resulted in a net loss of less than $1 million in 2018 compared with a net loss of $8 million in 2017.

•
Other income in the year ended December 31, 2018 decreased $58 million from 2017. This change was affected by unusual items that occurred in both 2017 and 2018. In 2018, we reduced other income by $94 million to reflect the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Income taxes payable and income tax expense were reduced by a corresponding amount. In 2017, to reflect the application of the reduction of the federal statutory corporate income tax rate from 35 percent to 21 percent pursuant to the Tax Act enacted in the fourth-quarter 2017, we reduced other income by $24 million due to a lower valuation of tax indemnification receivables for future years. Unrelated to the change in the federal income tax rate, we also reduced other income in 2017 by $11 million due to the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Absent these tax-related items, other income in 2018 was $2 million greater than in 2017, primarily due to increased credit card revenue from the Company’s Upromise subsidiary.

•
For the year ended December 31, 2018, non-interest expenses were $557 million, compared with $449 million in 2017. Full-year non-interest expenses grew 24.0 percent year-over-year, and the non-GAAP operating efficiency ratio increased to 41.0 percent in 2018 from 39.6 percent in 2017. Absent the tax-related items described above, the non-GAAP operating efficiency ratio would have been 38.3 and 38.4 percent for 2018 and 2017, respectively. The increase in non-interest expenses was driven by the growth in our loan portfolio and investments associated with the development of our Personal Loan product, as well as investments related to other product diversification and platform enhancements.

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

•
Income tax expense decreased to $72 million in 2018 from $203 million in 2017. Our effective income tax rate decreased to 12.8 percent in 2018 from 41.2 percent in 2017. The decrease in the effective tax rate was primarily due to a $94 million decrease in income tax expense in 2018 due to the previously mentioned expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for 2018 would have been 25.4 percent. The further decrease in the effective tax rate was primarily due to the reduction in the federal statutory corporate income tax rate from 35 percent to 21 percent under the Tax Act enacted in 2017.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,225,473	9.32%	$19,282,500	9.10%	$16,176,351	8.43%
FFELP Loans	814,198	4.79	888,301	4.57	970,738	3.91
Personal Loans	1,141,503	12.09	900,152	11.08	112,644	9.90
Taxable securities	324,849	2.35	235,700	2.61	326,757	2.53
Cash and other short-term investments	3,693,245	2.01	1,844,404	1.88	1,454,557	1.07
Total interest-earning assets	28,199,268	8.27%	23,151,057	8.36%	19,041,047	7.55%

Non-interest-earning assets	1,318,290		1,157,628		1,104,598

Total assets	$29,517,558		$24,308,685		$20,145,645

Average Liabilities and Equity
Brokered deposits	$11,760,646	2.66%	$9,028,589	2.43%	$7,224,869	1.75%
Retail and other deposits	9,588,747	2.44	8,142,449	2.08	6,939,520	1.40
Other interest-bearing liabilities(1)	4,658,075	3.43	3,948,001	3.37	2,932,681	2.88
Total interest-bearing liabilities	26,007,468	2.72%	21,119,039	2.47%	17,097,070	1.80%

Non-interest-bearing liabilities	392,173		461,327		647,294
Equity	3,117,917		2,728,319		2,401,281
Total liabilities and equity	$29,517,558		$24,308,685		$20,145,645

Net interest margin		5.76%		6.10%		5.93%

_________________

(1)
Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2019 vs. 2018
Interest income	$395,680	$(21,847)	$417,527
Interest expense	185,429	56,072	129,357
Net interest income	$210,251	$(83,975)	$294,226

2018 vs. 2017
Interest income	$498,049	$165,548	$332,501
Interest expense	214,206	131,283	82,923
Net interest income	$283,843	$33,831	$250,012

_____________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loan Portfolio
Ending Loan Balances, net

	December 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Total loan portfolio:
In-school(1)	$4,288,239	$81	$—	$—	$4,288,320
Grace, repayment and other(2)	18,901,352	783,225	1,049,007	3,884	20,737,468
Total, gross	23,189,591	783,306	1,049,007	3,884	25,025,788
Deferred origination costs and unamortized premium/(discount)	81,224	2,143	513	36	83,916
Allowance for loan losses	(374,300)	(1,633)	(65,877)	(102)	(441,912)
Total loan portfolio, net	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

% of total	93%	3%	4%	—%	100%

_________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

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

	December 31, 2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Total loan portfolio:
In-school(1)	$2,823,035	$582	$2,823,617
Grace, repayment and other(2)	7,773,402	1,115,081	8,888,483
Total, gross	10,596,437	1,115,663	11,712,100
Deferred origination costs and unamortized premium/(discount)	27,884	3,114	30,998
Allowance for loan losses	(108,816)	(3,691)	(112,507)
Total loan portfolio, net	$10,515,505	$1,115,086	$11,630,591

% of total	90%	10%	100%

_________

(1)	Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)
Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2019		2018		2017
Private Education Loans	$22,225,473	92%	$19,282,500	92%	$16,176,351	94%
FFELP Loans	814,198	3	888,301	4	970,738	5
Personal Loans	1,141,503	5	900,152	4	112,644	1
Total portfolio	$24,181,174	100%	$21,070,953	100%	$17,259,733	100%

Loan Activity

	Year Ended December 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$—	$22,270,919
Acquisitions and originations:
Fixed-rate	3,784,860	—	480,398	—	4,265,258
Variable-rate	1,866,914	—	—	5,933	1,872,847
Total acquisitions and originations	5,651,774	—	480,398	5,933	6,138,105
Capitalized interest and deferred origination cost premium amortization	722,153	28,258	(323)	—	750,088
Sales	—	—	—	—	—
Loan consolidations to third-parties	(1,512,279)	(27,461)	—	—	(1,539,740)
Allowance	(96,357)	(656)	(3,676)	(102)	(100,791)
Repayments and other	(2,163,619)	(64,214)	(620,943)	(2,013)	(2,850,789)
Ending balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

	Year Ended December 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed-rate	3,082,544	—	1,157,875	4,240,419
Variable-rate	2,252,948	—	—	2,252,948
Total acquisitions and originations	5,335,492	—	1,157,875	6,493,367
Capitalized interest and deferred origination cost premium amortization	597,997	31,093	(71)	629,019
Sales	(43,988)	—	—	(43,988)
Loan consolidations to third-parties	(991,044)	(30,076)	—	(1,021,120)
Allowance	(34,228)	155	(55,573)	(89,646)
Repayments and other	(1,814,216)	(82,442)	(367,696)	(2,264,354)
Ending balance	$20,294,843	$847,889	$1,128,187	$22,270,919

	Year Ended December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$14,113,409	$1,011,678	$12,835	$15,137,922
Acquisitions and originations:
Fixed-rate	1,524,893	—	424,889	1,949,782
Variable-rate	3,293,950	—	—	3,293,950
Total acquisitions and originations	4,818,843	—	424,889	5,243,732
Capitalized interest and deferred origination cost premium amortization	462,030	31,396	—	493,426
Sales	(11,863)	—	—	(11,863)
Loan consolidations to third-parties	(630,877)	(36,856)	—	(667,733)
Allowance	(61,243)	1,039	(6,570)	(66,774)
Repayments and other	(1,445,469)	(78,098)	(37,502)	(1,561,069)
Ending balance	$17,244,830	$929,159	$393,652	$18,567,641

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at December 31, 2019 increased by 18 percent compared with December 31, 2018, and now total 46 percent of our Private Education Loan portfolio at December 31, 2019.
“Loan consolidations to third-parties” for the year ended December 31, 2019 total 14.2 percent of our Private Education Loan portfolio in full principal and interest repayment status at December 31, 2019, or 6.6 percent of our total Private Education Loan portfolio at December 31, 2019, compared with the year-ago period of 11.0 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 4.9 percent of our total Private Education Loan portfolio, respectively. The increase in consolidations in 2019 was the result of the increase in the amount of loans in repayment and an increase in the number of active competitors in this market, including competition from Navient now that the non-compete covenant it entered into as part of the Spin-Off has expired. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Years Ended December 31,
(Dollars in thousands)	2019	%	2018	%	2017	%
Smart Option - interest only(1)	$1,234,246	22%	$1,164,229	22%	$1,071,470	22%
Smart Option - fixed pay(1)	1,560,496	28	1,410,124	27	1,222,799	26
Smart Option - deferred(1)	2,082,147	37	2,017,927	38	1,889,682	39
Smart Option - principal and interest	9,806	—	8,450	—	6,831	—
Graduate Loan	622,181	11	609,742	11	536,125	11
Parent Loan	115,910	2	104,771	2	73,253	2
Total Private Education Loan originations	$5,624,786	100%	$5,315,243	100%	$4,800,160	100%

Percentage of loans with a cosigner	86.6%		87.2%		88.0%
Average FICO at approval(2)	746		746		747
         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

(2)	Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Years Ended December 31,
	2019					2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$—	$341,121	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(208,978)	(822)	(74,313)	(1)	(284,114)	(154,701)	(1,135)	(19,690)	(175,526)
Loan sales(1)	—	—	—	—	—	(1,216)	—	—	(1,216)
Plus:
Recoveries	25,765	—	5,206	—	30,971	20,858	—	946	21,804
Provision for loan losses	279,570	1,478	72,783	103	353,934	169,287	980	74,317	244,584
Ending balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$341,121

Troubled debt restructurings(2)	$1,581,966	$—	$—	$—	$1,581,966	$1,257,856	$—	$—	$1,257,856

	Years Ended December 31,
	2017				2016				2015
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$58	$184,701	$108,816	$3,691	$—	$112,507	$78,574	$5,268	$83,842
Less:
Charge-offs	(130,063)	(954)	(579)	(131,596)	(90,203)	(1,348)	—	(91,551)	(55,357)	(2,582)	(57,939)
Loan sales(1)	(4,871)	—	—	(4,871)	(6,034)	—	—	(6,034)	(7,565)	—	(7,565)
Plus:
Recoveries	17,635	—	11	17,646	10,382	—	—	10,382	5,820	—	5,820
Provision for loan losses	178,542	(85)	7,138	185,595	159,511	(172)	58	159,397	87,344	1,005	88,349
Ending balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701	$108,816	$3,691	$112,507

Troubled debt restructurings(2)	$990,351	$—	$—	$990,351	$612,606	$—	$—	$612,606	$265,831	$—	$265,831

_________

(1)	Represents fair value adjustments on loans sold.

(2)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2019, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loan provision for credit losses in 2019 increased $110 million compared with the year-ago period. This increase was primarily due to a higher provision for our TDR portfolio as a result of the impact of declining interest rates, higher delinquencies, and a 14 percent growth in Private Education Loans in repayment.
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
In the fourth quarter of 2017, we changed our policy for identifying TDRs to include an evaluation of the refreshed FICO scores for borrowers and cosigners receiving forbearance before determining if their loans will become TDRs. This change in policy has had the effect of slowing the growth rate of our TDR portfolio, while also increasing our loss rate for the TDR portfolio. This new policy was applied prospectively beginning in the fourth quarter of 2017 and was not applied to our historic TDR balances.
Changes in our allowance for loan losses are driven in large measure by the amount and age of our loans in full principal and interest repayment. As a larger proportion of our portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs to increase.
Loans classified as loans in full principal and interest repayment status now include only loans for which scheduled full principal and interest payments were due at the end of each applicable reporting period. Private Education Loans in full principal and interest repayment status were 46 percent of our total Private Education Loan portfolio at December 31, 2019, compared with 44 percent at December 31, 2018 and 41 percent at December 31, 2017.
For a more detailed discussion of our policy for determining the identification of TDRs, the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses.”
Our default aversion strategies are focused on the final stages of delinquency. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period for our Private Education Loans, Personal Loans and Credit Cards is one year. For FFELP Loans the loss emergence period is two years.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,687,405		$5,260,445		$4,757,732
Loans in forbearance(2)	714,516		577,164		468,402
Loans in repayment and percentage of each status:
Loans current	16,315,651	97.2%	14,289,705	97.4%	11,911,128	97.6%
Loans delinquent 31-60 days(3)	288,051	1.7	231,216	1.6	179,002	1.5
Loans delinquent 61-90 days(3)	121,302	0.7	95,105	0.7	78,292	0.6
Loans delinquent greater than 90 days(3)	62,666	0.4	50,830	0.3	37,611	0.3
Total Private Education Loans in repayment	16,787,670	100.0%	14,666,856	100.0%	12,206,033	100.0%
Total Private Education Loans, gross	23,189,591		20,504,465		17,432,167
Private Education Loans deferred origination costs and unamortized premium/(discount)	81,224		68,321		56,378
Total Private Education Loans	23,270,815		20,572,786		17,488,545
Private Education Loans allowance for losses	(374,300)		(277,943)		(243,715)
Private Education Loans, net	$22,896,515		$20,294,843		$17,244,830

Percentage of Private Education Loans in repayment		72.4%		71.5%		70.0%

Delinquencies as a percentage of Private Education Loans in repayment		2.8%		2.6%		2.4%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		4.1%		3.8%		3.7%
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

Private Education Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance and Private Education Loans in delinquency as a percentage of total Private Education Loans in repayment have increased as of December 31, 2019, compared with December 31, 2018, primarily as a result of an increase in borrowers who have graduated or otherwise separated from school and whose loans are now in full principal and interest repayment status.

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Beginning balance	$277,943	$243,715	$182,472	$108,816	$78,574
Total provision	279,570	169,287	178,542	159,511	87,344
Net charge-offs:
Charge-offs	(208,978)	(154,701)	(130,063)	(90,203)	(55,357)
Recoveries	25,765	20,858	17,635	10,382	5,820
Net charge-offs	(183,213)	(133,843)	(112,428)	(79,821)	(49,537)
Loan sales(1)	—	(1,216)	(4,871)	(6,034)	(7,565)
Ending Balance	$374,300	$277,943	$243,715	$182,472	$108,816

Allowance as a percentage of the ending total loan balance	1.61%	1.36%	1.40%	1.28%	1.03%
Allowance as a percentage of the ending loans in repayment(2)	2.23%	1.90%	2.00%	1.88%	1.57%
Allowance coverage of net charge-offs	2.04	2.08	2.17	2.29	2.20
Net charge-offs as a percentage of average loans in repayment(2)	1.17%	1.01%	1.03%	0.96%	0.82%
Delinquencies as a percentage of ending loans in repayment(2)	2.81%	2.57%	2.42%	2.06%	2.23%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	4.08%	3.79%	3.70%	3.50%	3.36%
Ending total loans, gross	$23,189,591	$20,504,465	$17,432,167	$14,251,675	$10,596,437
Average loans in repayment(2)	$15,605,927	$13,303,801	$10,881,058	$8,283,036	$6,031,741
Ending loans in repayment(2)	$16,787,670	$14,666,856	$12,206,033	$9,709,758	$6,927,266
_______

(1)	Represents fair value adjustments on loans sold.

(2)
Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

     As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and as a percentage of ending loans in repayment increased over the past three years primarily as a result of an increase in the balance of our TDRs, for which we hold a life-of-loan allowance.

Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers. Of our loans that are considered TDRs at December 31, 2019, approximately one-half involve a temporary forbearance of payments and do not change the contractual interest rate of the loan, and the other half involve a temporary contractual interest rate reduction and permanent extension of the loan term.
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status.
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
Specifically, we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, we currently grant forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfies all eligibility requirements, forbearance increments may be granted consecutively. Beginning in the second quarter of 2020, we plan to phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period will not apply, however, to forbearances granted during the first six months following a borrower’s grace period and will not be required for a borrower to receive a contractual interest rate reduction. In addition, we plan to limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.

We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2019 and December 31, 2018, 7.2 percent and 6.4 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
Prior to full implementation of the credit administration practice changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of the total loan portfolio and will expand over subsequent quarters as the impacts are better understood. Management expects to have completed implementation of the new policies and practices by year-end 2020. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts during the progression of the testing program.
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
As a result of the changes described above, we recorded a minimal increase in our current allowance for loan losses at December 31, 2019, as a result of higher expected losses on our TDR loans where we maintain a life of loan allowance. The full impact of these revisions may only be realized over the longer term, however. In particular, when calculated under CECL, which became effective on January 1, 2020, our loan loss reserves are expected to increase materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase as a result of the planned changes to our credit administrative practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, will continue to refine our estimates of the impact of those changes on our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2019, loans in forbearance status as a percentage of total Private Education Loans in repayment and forbearance were 2.9 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 70 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,687	$5,687
Loans in forbearance	402	97	79	65	72	—	715
Loans in repayment - current	4,769	3,817	2,752	2,093	2,885	—	16,316
Loans in repayment - delinquent 31-60 days	108	53	45	35	47	—	288
Loans in repayment - delinquent 61-90 days	48	24	18	14	17	—	121
Loans in repayment - delinquent greater than 90 days	25	13	9	7	9	—	63
Total	$5,352	$4,004	$2,903	$2,214	$3,030	$5,687	23,190
Deferred origination costs and unamortized premium/(discount)							81
Allowance for loan losses							(374)
Total Private Education Loans, net							$22,897

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.30%	0.55%	0.45%	0.37%	0.41%	—%	4.08%

(Dollars in millions) December 31, 2018	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,260	$5,260
Loans in forbearance	338	75	66	52	46	—	577
Loans in repayment - current	4,477	3,333	2,615	1,897	1,968	—	14,290
Loans in repayment - delinquent 31-60 days	94	43	38	27	29	—	231
Loans in repayment - delinquent 61-90 days	39	19	15	10	12	—	95
Loans in repayment - delinquent greater than 90 days	21	11	8	5	6	—	51
Total	$4,969	$3,481	$2,742	$1,991	$2,061	$5,260	20,504
Deferred origination costs and unamortized premium/(discount)							69
Allowance for loan losses							(278)
Total Private Education Loans, net							$20,295

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.22%	0.49%	0.44%	0.34%	0.30%	—%	3.79%

(Dollars in millions) December 31, 2017	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,758	$4,758
Loans in forbearance	272	74	58	36	28	—	468
Loans in repayment - current	3,855	3,095	2,326	1,436	1,199	—	11,911
Loans in repayment - delinquent 31-60 days	78	36	28	19	18	—	179
Loans in repayment - delinquent 61-90 days	35	16	12	7	8	—	78
Loans in repayment - delinquent greater than 90 days	17	8	5	4	4	—	38
Total	$4,257	$3,229	$2,429	$1,502	$1,257	$4,758	17,432
Deferred origination costs and unamortized premium/(discount)							57
Allowance for loan losses							(244)
Total Private Education Loans, net							$17,245

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.15%	0.58%	0.46%	0.29%	0.22%	—%	3.70%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type for the years ended December 31, 2019 and 2018.

	December 31, 2019
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$205,203	$248,662	$15,928,942	$12,394	$392,469	$16,787,670
$ in total	$341,919	$251,104	$21,951,654	$12,895	$632,019	$23,189,591

	December 31, 2018
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$185,795	$175,885	$14,180,350	$12,777	$112,049	$14,666,856
$ in total	$333,222	$177,750	$19,801,184	$13,272	$179,037	$20,504,465
    _______
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on that loan in that month. The accrued interest on these loans will be capitalized against the balance of the loans when the borrower exits the grace period upon separation from school. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2019	$1,366,158	$2,390	$5,309
December 31, 2018	$1,168,823	$1,920	$6,322
December 31, 2017	$951,138	$1,372	$4,664
December 31, 2016	$739,847	$845	$2,898
December 31, 2015	$542,919	$791	$3,332

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	December 31,
	2019		2018
(Dollars in thousands)	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,023,517	97.6%	$1,172,776	98.5%
Loans delinquent 31-60 days(1)	9,435	0.9	6,722	0.6
Loans delinquent 61-90 days(1)	7,172	0.7	5,416	0.5
Loans delinquent greater than 90 days(1)	8,883	0.8	5,177	0.4
Total Personal Loans in repayment	1,049,007	100.0%	1,190,091	100.0%
Total Personal Loans, gross	1,049,007		1,190,091
Personal Loans deferred origination costs and unamortized premium/(discount)	513		297
Total Personal Loans	1,049,520		1,190,388
Personal Loans allowance for losses	(65,877)		(62,201)
Personal Loans, net	$983,643		$1,128,187
Delinquencies as a percentage of Personal Loans in repayment		2.4%		1.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Liquidity and Capital Resources

Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and other loans and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2019	2018	2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$29,620	$25,990	$17,723
Sallie Mae Bank(1)	5,534,257	2,533,116	1,516,616
Available-for-sale investments	487,668	176,245	244,088
Total unrestricted cash and liquid investments	$6,051,545	$2,735,351	$1,778,427
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$38,705	$22,570	$24,892
Sallie Mae Bank(1)	3,455,216	1,677,922	1,317,147
Available-for-sale investments	323,930	201,937	227,322
Total unrestricted cash and liquid investments	$3,817,851	$1,902,429	$1,569,361
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	December 31,
(Dollars in thousands)	2019	2018
Deposits - interest bearing	$24,282,906	$18,942,082
Deposits - non-interest bearing	1,077	1,076
Total deposits	$24,283,983	$18,943,158

Our total deposits of $24.3 billion were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits at December 31, 2019, compared with total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of December 31, 2019 and 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of December 31, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $18 million, $13 million, and $9 million in the years ended December 31, 2019, 2018 and 2017, respectively. Fees paid to third-party brokers related to brokered CDs were $28 million, $26 million, and $12 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Interest bearing deposits at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,616,547	2.04%	$8,687,766	2.46%
Savings	718,616	1.71	702,342	2.00
Certificates of deposit	13,947,743	2.44	9,551,974	2.74
Deposits - interest bearing	$24,282,906		$18,942,082
__
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of December 31, 2019 and 2018, there were $963 million and $523 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $68 million and $53 million at December 31, 2019 and 2018, respectively.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2019, $9.4 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.0 percent and 5.0 percent, respectively, of our total notional derivative contracts of $9.9 billion at December 31, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2019 was $(107) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At

December 31, 2019 and December 31, 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $52 million and $27 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2019.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$52,115
Exposure to counterparties with credit ratings, net of collateral	$52,115
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%	$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%	$1,039,226	>	4.0%
________________

(1)	Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.

(2)	The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks and protect the interests of depositors and the DIF administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for the remainder of 2020. As of December 31, 2019, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
As of December 31, 2019, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 12.2 percent, a Total risk-based capital ratio of 13.4 percent and a Tier 1 leverage ratio of 10.2 percent, which exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $254 million in dividends for the year ended December 31, 2019, with the proceeds primarily used to fund the 2019 Share Repurchase Program and stock dividends. The Bank paid no dividends on its common stock for the years ended December 31, 2018 and 2017. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See also Part I, Item 1A. “Risk Factors — Risks Related to Our Securities” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility (which was previously called the asset-backed commercial paper facility or ABCP Facility). The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2019 and 2018. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings.”

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,159	$198,159	$—	$197,348	$197,348
Total unsecured borrowings	—	198,159	198,159	—	197,348	197,348

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,629,902	2,629,902	—	2,284,347	2,284,347
Variable-rate	—	1,525,976	1,525,976	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,155,878	4,155,878	—	4,086,956	4,086,956
Secured Borrowing Facility	289,230	—	289,230	—	—	—
Total secured borrowings	289,230	4,155,878	4,445,108	—	4,086,956	4,086,956

Total	$289,230	$4,354,037	$4,643,267	$—	$4,284,304	$4,284,304

Short-term borrowings
On February 20, 2019, we amended and extended the maturity of our Secured Borrowing Facility. On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur). At December 31, 2019, $289 million secured borrowings were outstanding under the Secured Borrowing Facility and at December 31, 2018, there were no secured borrowings outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” and Note 23, “Subsequent Events.”
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

Long-term borrowings
Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2019, the outstanding balance was $198 million.
Secured Financings
2019 Transactions
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At December 31, 2019, $445 million of our Private Education Loans, including $417 million of principal and $28 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At December 31, 2019, $666 million of our Private Education Loans, including $625 million of principal and $41 million in capitalized interest, were encumbered because of this transaction.
2018 Transactions
On March 21, 2018, we executed our $670 million SMB Private Education Loan Trust 2018-A term ABS transaction, which was accounted for as a secured financing. We sold $670 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.43 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.78 percent. At December 31, 2019, $588 million of our Private Education Loans, including $553 million of principal and $35 million in capitalized interest, were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At December 31, 2019, $623 million of our Private Education Loans, including $585 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
On September 19, 2018, we executed our $544 million SMB Private Education Loan Trust 2018-C term ABS transaction, which was accounted for as a secured financing. We sold $544 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $541 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.32 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2019, $502 million of our Private Education Loans, including $471 million of principal and $31 million in capitalized interest, were encumbered because of this transaction.
Pre-2018 Transactions
Prior to 2018, we executed a total of $3.9 billion in ABS transactions that were accounted for as secured financings. At December 31, 2019, $2.7 billion of our Private Education Loans, including $2.6 billion of principal and $115 million in capitalized interest, were encumbered as a result of these transactions.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2019 and 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2019 and December 31, 2018, the value of our pledged collateral at the FRB was $3.2 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2019 and 2018.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2019, we had $1.9 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At December 31, 2019, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, loan commitments and lease obligations at December 31, 2019.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)(2)	$6,633,498	$9,597,070	$2,518,520	$99,128	$18,848,216
Secured borrowings(3)	501,001	1,533,987	1,440,170	700,044	4,175,202
Unsecured debt	—	200,000	—	—	200,000
Loan commitments(1)	1,910,590	13	—	—	1,910,603
Lease obligations	4,685	10,228	9,527	18,515	42,955
Total contractual cash obligations	$9,049,774	$11,341,298	$3,968,217	$817,687	$25,176,976
____
(1) Interest obligations are either variable or fixed in nature.
(2) Excludes derivative market value adjustments of $5 million.
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

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors, such as legal and regulatory requirements, on the level of estimated credit losses.

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

Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months during a 24-month period. All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. Until the fourth quarter of 2017, we generally considered a loan that was in full principal and interest repayment status which had received more than three months of forbearance in a 24-month period to be a TDR; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit.

We now classify a loan as a TDR due to forbearance using a two-step process. The first step is to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however, during the first nine months after a loan had entered full principal and interest repayment status, we do not count up to the first six months of forbearance received during that period against the three-month policy limit. The second step is to evaluate the creditworthiness of the loan by examining its most recent refreshed FICO score. Loans that have met the criteria in the first test and have a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) will not be classified as TDRs. Loans that have met the criteria in the first test and have a FICO score under the threshold (based on the most recent quarterly FICO score refresh) will be classified as TDRs.

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
We maintain an allowance for Personal Loan losses and Credit Card loan losses at amounts sufficient to absorb probable losses incurred in these portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan and Credit Card portfolios that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At both December 31, 2019 and 2018, there were no Personal Loans or Credit Cards classified as TDRs.

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

Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting, a derivative must be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those fair values provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.
On July 1, 2018, we adopted FASB’s ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (a) improved the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and (b) made certain targeted improvements to simplify the application of the hedge accounting guidance. One of the key changes was that the standard eliminated the separate measurement and reporting of hedge ineffectiveness. In accordance with the standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $5 million will be reclassified as an increase to interest expense.
Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All of our derivative instruments entered into with maturities of less than three years are economically hedging risk, but do not receive hedge accounting treatment. Trading derivatives also include any hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives prior to those derivatives receiving hedge accounting treatment.
Cumulative effect of applying ASU No. 2017-12
As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.
Recently Issued but Not Yet Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which will become effective for us on January 1, 2020. This ASU eliminates the current accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of credit losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for credit losses to equal the current estimate of expected losses on financial assets held at that date.
We have evaluated the standard and completed our implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans, Personal Loans acquired from third-parties and those originated organically, and for prepayments. For our Private Education Loan and Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We will estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term historic loss rates. During the third and fourth quarters of 2019, we performed monthly dry runs of our CECL solution to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution have been validated and approved to be used for the adoption of CECL. In the fourth quarter of 2019, we finalized and implemented the required governance and internal controls, completed our loss models for both Personal Loans we originated and Credit Card receivables, and completed the testing and validation for all the models to be used to implement CECL.
On January 1, 2020, we adopted CECL using the modified retrospective method and it will have a material impact on how we record and report our financial condition and results of operations and on regulatory capital. Our first quarter 2020 financial results will reflect a transition adjustment that we estimate will increase the allowance for loan losses by approximately $1.1 billion, increase the liability representing our off-balance sheet exposure for unfunded commitments by approximately $115 million and increase our deferred tax asset by approximately $300 million, resulting in a cumulative effect adjustment that reduces retained earnings by approximately $950 million. This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
Banking regulators have provided an optional three-year phase-in for the initial impact of adopting the new standard for regulatory capital adequacy purposes. We have elected the three-year phase in option for the initial impact of adopting CECL and we expect to meet or exceed all applicable regulatory capital levels.

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
Risk Oversight
Our Board of Directors oversees our overall strategic direction, including our risk management capability and effectiveness. The Board of Directors has oversight of key policies as well as the risk management framework developed and administered by the management team. We have a robust process to escalate to the Board meaningful departures from our risk appetite statements. The Board of Directors oversees the continued development of the ERM program.
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified, remediated where appropriate, controlled and reported. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks inherent in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures (including activities performed by third-party contractors). Our ERM and Compliance functions constitute the “second line of defense” and provide oversight of the execution by the first line of defense. Rather than focusing on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports. The lines of defense distinctions determine accountabilities; the ERM framework contains the processes and infrastructure necessary to deliver on those accountabilities.

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

Board of Directors Committee Structure
We have a robust Board of Directors committee structure that facilitates oversight, effective challenge and escalation of risk and control issues.
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

Management-Level Committee Structure
Enterprise Risk Committee. The ERC is authorized by the Risk Committee of the Board of Directors to provide management oversight of compliance with the risk appetite framework. The ERC is the conduit from management to the Risk Committee of the Board of Directors and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub-committees to assist in the fulfillment of its oversight activities. During 2019, we operated the following sub-committees:
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
Internal Audit Risk Assessment
Internal Audit regularly monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of the Board of Directors. Annually, Internal Audit performs an independent risk assessment to evaluate the risk of all significant components of the Company and uses the results to develop their annual Internal Audit plan. Additionally, Internal Audit performs selected reviews of both risk management and compliance functions, including key controls, processes and systems, to assess the effectiveness of the overall risk management framework.
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

Operational Risk. Operational risk is the risk to earnings resulting from inadequate or failed internal processes, people and systems and third-party vendors, or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities and geographic locations, and it includes information technology risk, physical security risk on tangible assets, as well as regulatory and legal risk.

Operational risk exposures are managed through a combination of first line of defense risk, and control activities and second line of defense oversight. The ORC is the management committee responsible for operational risk, and it supports the ERC in its oversight duties. The ORC is responsible for escalation to the ERC, as appropriate. Additionally, operational risk metrics, thresholds and limits are included in the periodic reporting to the Risk Committee of the Board of Directors.

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

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the inability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan and other loan originations. Our primary liquidity needs include our ongoing ability to: meet our funding needs through market cycles, including periods of financial stress; manage the relative maturities of assets and liabilities on our balance sheet; fund disbursements of Private Education Loans and other loans; and service our indebtedness and bank deposits. Ultimately, our funding and liquidity risk relates to our ability to access the capital markets at reasonable rates and to maintain retail deposits and other funding sources through the Bank, as well as our maintenance of a reserve of cash and unencumbered highly-liquid investment securities that may be readily converted to cash if needed.

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

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2019, 421 million shares were issued and outstanding and 37 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 11, “Stockholders’ Equity” for additional details.

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

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2019, the remaining balance of the indemnification receivable related to those uncertain tax positions was $15 million.

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

The data sharing agreement provided us the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses. The term of the data sharing agreement expired on April 29, 2019, however.

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

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12 million in principal and less than $1 million in accrued interest income. There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2017. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5 million in the year ended December 31, 2017. Navient is the servicer for all of these loans.

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2019 and 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not take into account new assets, liabilities, commitments or hedging instruments that may arise in the future.
At today’s levels of interest rates, a 300 basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for that scenario have not been presented. The results below indicate a market risk profile that has changed slightly from the prior year’s results, with the EAR results exhibiting very low levels of variability with rate shocks. Economic Value of Equity sensitivity has increased somewhat with the recent seasonal increase in fixed-rate loans, but continues to exhibit a relatively low level of interest rate sensitivity. It is important to note that the EVE measure is very sensitive to relatively low levels of interest rate sensitivity.

	December 31,
	2019			2018
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+4.4%	+1.4%	-1.4%	+6.8%	+2.2%	-2.2%
EAR - Ramp	+3.8%	+1.1%	-0.9%	+7.1%	+2.1%	-2.1%
EVE	-5.0%	-1.9%	+2.0%	+1.6%	+0.5%	-0.4%

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
In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of December 31, 2019, there were $13.3 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position would generally cause net interest income to increase somewhat when interest rates rise and decrease somewhat when interest rates fall. However, as the position demonstrates very low levels of variability, the sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$415.2	$(415.2)
3-month Treasury bill	weekly	114.0	—	114.0
Prime	monthly	5.5	—	5.5
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	13,357.6	10,417.1	2,940.5
1-month LIBOR	daily	669.3	—	669.3
Non-Discrete reset(2)	daily/weekly	5,720.8	3,889.4	1,831.4
Fixed-Rate(3)		12,819.3	17,564.8	(4,745.5)
Total		$32,686.5	$32,686.5	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as effective hedges.

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
  The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR (monthly), fixed-rate and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-month LIBOR daily categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.9 billion of equity and $0.5 billion of non-interest bearing liabilities. In addition, the fixed-rate funding category includes $1.3 billion in CDs that will mature within 3 months and will be available to reprice. We consider our overall risk to be low and our strategies are designed to maintain low levels of market exposure.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2019.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.36
Personal Loans	1.33
Cash and investments	0.25
Total earning assets	4.20

Deposits
Short-term deposits	0.49
Long-term deposits	2.38
Total deposits	1.13

Borrowings
Short-term borrowings(1)	0.93
Long-term borrowings	4.02
Total borrowings	3.83

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2019, we implemented new credit loss models in advance of the adoption of FASB’s ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which became effective for us on January 1, 2020. Changes were made to relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Recently Issued but Not Yet Adopted Accounting Pronouncements” for additional details regarding our adoption of this new standard.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2020 Proxy Statement, is incorporated herein by reference.
Item 11. Executive Compensation

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders” and “Ownership of Common Stock by Directors and Executive Officers” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2020 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2020 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement, is incorporated herein by reference.

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

4.3*	Description of SLM Corporation’s Common Stock.

4.4*	Description of SLM Corporation’s Floating-Rate Non-Cumulative Preferred Stock, Series B.

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

10.16†
Amendment to Sallie Mae Supplemental 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.17†
SLM Deferred Compensation Plan for Key Employees, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.18†
Amendment to SLM Corporation Deferred Compensation Plan for Key Employees (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.19†
SLM Corporation Deferred Compensation Plan for Directors, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.20†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.21†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.22†
Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.23†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.24†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.25†
Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement - 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.26†
Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options - 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.27†
Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested - 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.28†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.29†
Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options - 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.30†
Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested - 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.31†
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

10.33†
Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options - 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.34†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders filed on April 27, 2017).

10.35†
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

10.39†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Stock Option Agreement - 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.40†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2013 (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.41†	Letter Agreement, dated January 15, 2014 with Raymond J. Quinlan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.42†
SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - Raymond J. Quinlan Signing Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.43†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.44†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.45†	Employment Agreement, dated April 21, 2014 between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.46†
Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 24, 2014, Including Amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.47†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.48†	Letter Agreement, dated April 24, 2014, with Jeffrey Dale (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.49†	Sallie Mae 401(k) Savings Plan (Effective as of April 30, 2014) (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.50†*	Restatement of the Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2018).

10.51†*	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2019).

10.52†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.53
Tax Sharing Agreement between Navient Corporation and New BLC Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.54
Amended and Restated Loan Servicing and Administration Agreement between Sallie Mae Bank and Navient Solutions, Inc., dated as of April 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.55†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2016 Management Incentive Plan Award (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.56†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.57†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 19, 2017).

10.58†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2017 Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 19, 2017).

10.59†
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

10.61†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018

10.62†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2017 Management Incentive Plan Award (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.63†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2018).

10.64†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.65†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.66†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2018 Management Incentive Plan Award (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.67†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2019).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 28, 2020

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2020

/S/ PAUL G. CHILD
Paul G. Child	Director	February 28, 2020

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 28, 2020

/S/ EARL A. GOODE
Earl A. Goode	Director	February 28, 2020

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 28, 2020

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 28, 2020

/S/ JIM MATHESON
Jim Matheson	Director	February 28, 2020

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 28, 2020

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 28, 2020

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 28, 2020

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 28, 2020

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 28, 2020

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan losses related to private education loans
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to private education loans (ALL) was $374.3 million of a total allowance for loan losses of $441.9 million as of December 31, 2019. The Company estimated the ALL using a methodology for the non-Troubled Debt Restructuring (TDR) portfolio that projects expected defaults by using the likelihood a loan receivable may progress through delinquency stages and ultimately charge off over the loss emergence period. Once a charge-off forecast is estimated, a recovery assumption is included which estimates what the Company expects to receive from defaulted loan sales as well as historical borrower payment behavior. The resulting net charge-off forecast is further adjusted for certain qualitative factors. For loans identified as a TDR, the Company estimated an allowance through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows, discounted at the loan’s original effective interest rate.
We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the ALL encompassed the evaluation of the methodology, including the methodologies used to estimate (1) the non-TDR portfolio’s projected expected defaults, recovery rate assumption, loss emergence period, and period of historical loan performance data used (historical observation period), (2) the TDR portfolio’s life-of-loan default assumption and recovery rate assumption, and (3) the qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALL process, including controls related to the (1) development of the ALL methodology, (2) determination of the key factors and assumptions used to estimate the net charge-off forecast and TDR impairment, (3) development of the qualitative factors, (4) calculation of the ALL estimate, and (5) analysis of the ALL results, trends, and ratios. We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•	evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles,

•	testing the historical observation period used in the methodologies to evaluate the length of the period,

•
evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALL compared with the relevant credit risk factors and consistency with credit trends,

•	evaluating the methodology used to develop the loss emergence periods, and

•	testing the mathematical accuracy of certain computations of the estimate.
We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s ALL.

Assessment of the disclosure of the expected transition effect from the adoption of ASC Topic 326 related to the allowance for credit losses
As discussed in Note 2 to the consolidated financial statements, the Company disclosed the expected transition effect of the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326), as amended by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (commonly known as CECL). ASC Topic 326 will be adopted by the Company on January 1, 2020 using the modified retrospective method. ASC Topic 326 eliminates the current accounting guidance for the recognition of credit impairment. For all loans carried at amortized cost, upon origination, an estimate of all current expected credit losses over the remaining expected life will be used to measure the allowance for credit losses. The Company’s estimate of current expected credit losses will be determined using a discounted cash flow approach. Qualitative adjustments are incorporated as necessary to address any limitations in the model. Upon adoption, the Company expects the allowance for loan losses will increase $1.1 billion over the amount recorded as of December 31, 2019.
We identified the assessment of the disclosure of the Company’s expected transition effect to the allowance for loan losses from the adoption of ASC Topic 326 (the CECL transition effect disclosure) as a critical audit matter. A high level of audit effort, including knowledge and experience in the industry, and subjective and complex auditor judgment was involved in the evaluation of the CECL transition effect disclosure. Specifically, the assessment included an evaluation of the development and mathematical accuracy of the discounted cash flow model and the model’s key factors and assumptions, including: (1) forecasted economic conditions (2) the immediate reversion assumption after the reasonable and supportable forecast period, and (3) prepayment rates. The assessment also included an evaluation of qualitative adjustments. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained related to the completeness and accuracy of the disclosure.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s CECL transition effect disclosure process, including controls related to the (1) development of the CECL methodology, (2) model development and validation, (3) determination of key factors and assumptions, and (4) model execution. We assessed the Company’s key factors and assumptions regarding the expected effect of the adoption of ASC Topic 326 by testing certain sources of data, factors, and assumptions that the Company used, and considered their relevance and reliability. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•	evaluating the Company’s measurement methodology for compliance with U.S. generally accepted accounting principles,

•	evaluating the judgments made by the Company relative to the model development and validation, and the key factors and assumptions used by the Company, and

•	testing the design and configuration of the models used in determining the CECL transition effect disclosure.
We also evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the CECL transition effect disclosure.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 28, 2020

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$5,563,877	$2,559,106
Investments:
Available-for-sale investments at fair value (cost of $485,756 and $182,325, respectively)	487,669	176,245
Other investments	84,420	55,554
Total investments	572,089	231,799
Loans held for investment (net of allowance for losses of $441,912 and $341,121, respectively)	24,667,792	22,270,919
Restricted cash	156,883	122,789
Other interest-earning assets	52,564	27,157
Accrued interest receivable	1,392,725	1,191,981
Premises and equipment, net	134,749	105,504
Income taxes receivable, net	88,844	41,570
Tax indemnification receivable	27,558	39,207
Other assets	29,398	48,141
Total assets	$32,686,479	$26,638,173

Liabilities
Deposits	$24,283,983	$18,943,158
Short-term borrowings	289,230	—
Long-term borrowings	4,354,037	4,284,304
Income taxes payable, net	—	—
Upromise member accounts	192,662	213,104
Other liabilities	254,731	224,951
Total liabilities	29,374,643	23,665,517
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 453.6 million and 449.9 million shares issued, respectively	90,720	89,972
Additional paid-in capital	1,307,630	1,274,635
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of ($3,995) and $3,436, respectively)	(12,367)	10,623
Retained earnings	1,850,512	1,340,017
Total SLM Corporation stockholders’ equity before treasury stock	3,636,495	3,115,247
Less: Common stock held in treasury at cost: 32.5 million and 14.2 million shares, respectively	(324,659)	(142,591)
Total equity	3,311,836	2,972,656
Total liabilities and equity	$32,686,479	$26,638,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Loans	$2,249,169	$1,894,687	$1,413,505
Investments	7,607	6,162	8,288
Cash and cash equivalents	74,256	34,503	15,510
Total interest income	2,331,032	1,935,352	1,437,303
Interest expense:
Deposits	547,746	389,349	223,691
Interest expense on short-term borrowings	6,193	5,833	6,341
Interest expense on long-term borrowings	153,778	127,106	78,050
Total interest expense	707,717	522,288	308,082
Net interest income	1,623,315	1,413,064	1,129,221
Less: provisions for credit losses	354,249	244,864	185,765
Net interest income after provisions for credit losses	1,269,066	1,168,200	943,456
Non-interest income (loss):
Gains on sales of loans, net	—	2,060	—
Losses on sales of securities, net	—	(1,549)	—
Gains (losses) on derivatives and hedging activities, net	17,825	(87)	(8,266)
Other income (loss)	31,102	(52,319)	5,364
Total non-interest income (loss)	48,927	(51,895)	(2,902)
Non-interest expenses:
Compensation and benefits	278,229	252,346	213,319
FDIC assessment fees	32,852	32,786	28,950
Other operating expenses	263,172	271,844	206,820
Total non-interest expenses	574,253	556,976	449,089
Income before income tax expense	743,740	559,329	491,465
Income tax expense	165,464	71,853	202,531
Net income	578,276	487,476	288,934
Preferred stock dividends	16,837	15,640	15,714
Net income attributable to SLM Corporation common stock	$561,439	$471,836	$273,220
Basic earnings per common share attributable to SLM Corporation	$1.31	$1.08	$0.63
Average common shares outstanding	427,292	435,054	431,216
Diluted earnings per common share attributable to SLM Corporation	$1.30	$1.07	$0.62
Average common and common equivalent shares outstanding	430,674	439,681	438,551
Declared dividends per common share attributable to SLM Corporation	$0.12	—	—
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$578,276	$487,476	$288,934
Other comprehensive income (loss):
Unrealized gains (losses) on investments	7,993	(2,561)	(716)
Unrealized gains (losses) on cash flow hedges	(38,414)	11,907	19,195
Total unrealized gains (losses)	(30,421)	9,346	18,479
Income tax (expense) benefit	7,431	(2,333)	(7,060)
Other comprehensive income (loss), net of tax (expense) benefit	(22,990)	7,013	11,419
Total comprehensive income	$555,286	$494,489	$300,353

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	578,276	—	578,276
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(22,990)	—	—	(22,990)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	555,286
Cash dividends:
Common Stock ($0.12 per share)	—	—	—	—	—	—	—	—	(51,114)	—	(51,114)
Preferred Stock, series B ($4.21 per share)	—	—	—	—	—	—	—	—	(16,837)	—	(16,837)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,743,705		3,743,705	—	748	2,627	—	—	—	3,375
Stock-based compensation expense	—	—	—	—	—	—	30,363	—	175	—	30,538
Common stock repurchased	—	—	(16,962,199)	(16,962,199)	—	—	—	—	—	(167,201)	(167,201)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,369,630)	(1,369,630)	—	—	—	—	—	(14,867)	(14,867)
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net income	$578,276	$487,476	$288,934
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	354,249	244,864	185,765
Deferred tax benefit	(9,714)	(63,301)	(58,752)
Amortization of brokered deposit placement fee	17,788	13,055	9,372
Amortization of Secured Borrowing Facility upfront fee	1,117	1,128	1,316
Amortization of deferred loan origination costs and loan premium/(discounts), net	13,049	10,905	8,258
Net amortization of discount on investments	2,069	1,712	2,082
Reduction of tax indemnification receivable	11,649	92,815	31,888
Depreciation of premises and equipment	14,669	13,829	11,171
Stock-based compensation expense	30,600	31,524	27,899
Unrealized (gains) losses on derivative and hedging activities, net	(19,046)	(1,353)	7,248
Gains on sale of loans, net	—	(2,060)	—
Losses on sales of securities, net	—	1,549	—
Other adjustments to net income, net	3,724	7,446	6,305
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(963,885)	(864,461)	(703,081)
Increase in non-marketable securities	(10,700)	(5,000)	—
(Increase) decrease in other interest-earning assets	(25,407)	(5,571)	27,528
Decrease in tax indemnification receivable	—	35,989	59,633
Increase in other assets	(3,091)	(64,777)	(72,646)
Decrease in income tax payable, net	(30,191)	(79,693)	(19,687)
Increase in accrued interest payable	13,817	25,979	14,304
Increase in other liabilities	5,386	15,204	1,304
Total adjustments	(593,917)	(590,217)	(460,093)
Total net cash used in operating activities	(15,641)	(102,741)	(171,159)
Investing activities
Loans acquired and originated	(6,138,105)	(6,493,367)	(5,243,732)
Net proceeds from sales of loans held for investment	—	44,832	6,992
Proceeds from claim payments	42,869	54,659	49,146
Net decrease in loans held for investment	4,094,021	3,076,992	2,065,727
Purchases of available-for-sale securities	(356,414)	(15,876)	(78,327)
Proceeds from sales and maturities of available-for-sale securities	50,915	77,897	40,044
Total net cash used in investing activities	(2,306,714)	(3,254,863)	(3,160,150)
Financing activities
Brokered deposit placement fee	(27,978)	(25,785)	(12,200)
Net increase in certificates of deposit	4,349,741	2,525,040	1,579,615
Net increase in other deposits	923,793	918,420	508,389
Borrowings collateralized by loans in securitization trusts - issued	1,105,594	1,891,027	1,440,127
Borrowings collateralized by loans in securitization trusts - repaid	(1,042,892)	(888,640)	(534,905)
Borrowings under Secured Borrowing Facility	297,800	300,000	300,000
Repayment of borrowings under Secured Borrowing Facility	(8,570)	(300,000)	(300,000)
Fees paid - Secured Borrowing Facility	(1,116)	(1,098)	(1,281)
Issuance costs for unsecured debt offering	—	—	(1,057)
Unsecured debt issued	—	—	197,000
Redemption of Series A Preferred Stock	—	—	(165,000)

Common stock dividends paid	(51,114)	—	—
Preferred stock dividends paid	(16,837)	(15,640)	(15,714)
Common stock repurchased	(167,201)	—	—
Net cash provided by financing activities	5,361,220	4,403,324	2,994,974
Net increase (decrease) in cash, cash equivalents and restricted cash	3,038,865	1,045,720	(336,335)
Cash, cash equivalents and restricted cash at beginning of year	2,681,895	1,636,175	1,972,510
Cash, cash equivalents and restricted cash at end of year	$5,720,760	$2,681,895	$1,636,175
Cash disbursements made for:
Interest	$666,018	$472,459	$269,017
Income taxes paid	$201,792	$228,074	$282,278
Income taxes refunded	$(853)	$(13,449)	$(1,401)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$5,563,877	$2,559,106	$1,534,339
Restricted cash	156,883	122,789	101,836
Total cash, cash equivalents and restricted cash	$5,720,760	$2,681,895	$1,636,175

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our” or “us”) is a holding company that operates through a number of subsidiaries and is the premier brand for college and continuous education.
While the Sallie Mae name has existed for more than 40 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”),which is in the education loan management, servicing, and asset recovery business. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
The Bank was formed in 2005 to fund and originate Private Education Loans (as hereinafter defined) on behalf of pre-Spin-Off SLM. While the Bank first originated Private Education Loans in February 2006, pre-Spin-Off SLM continued to purchase a portion of its Private Education Loans from third-party lending partners through mid-2009. With some minor exceptions, the Bank became the sole originator of Private Education Loans for pre-Spin-Off SLM beginning with the 2009-2010 academic year, the first academic year following the launch of the Bank’s Smart Option Student Loan program in mid-2009.
Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the Federal Family Education Loan Program (“FFELP Loans”). The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. The Bank is regulated by the Utah Department of Financial Institutions (the “UDFI”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). We also operate Upromise, Inc. (“Upromise”), a save-for-college rewards program helping Americans save for higher education.

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
Available-for-Sale Investments
Investments consisted of mortgage-backed securities, Utah Housing Corporation bonds and U.S. government-sponsored enterprises securities. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
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
Other Investments
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

We also invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits.
Loans Held for Investment
Loans, consisting of Private Education Loans, FFELP Loans, unsecured personal loans used for non-educational purposes by borrowers (“Personal Loans”), and our suite of credit cards (“Credit Cards”) that we have the ability and intent to hold for the foreseeable future, are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans which are held for investment are reported net of an allowance for loan losses.
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
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss emergence period of one year for Private Education Loans, Personal Loans and Credit Cards and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries is significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
We utilize various models to determine an appropriate allowance for loan losses. Changes to model inputs are made as deemed necessary. These models are reviewed and validated periodically.
Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan, Personal Loan, FFELP Loan portfolios and Credit Cards.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Allowance for Private Education Loan Losses
In determining the allowance for loan losses on our Private Education Loans that are not troubled debt restructurings (“TDRs”), we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss trigger event and default) using a roll rate model and how much we expect to recover over the same one-year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.
In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors, such as legal and regulatory requirements, on the level of estimated credit losses.
Certain Private Education Loans do not require borrowers to begin repayment until at least six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans is generally low while the borrower is in school. At December 31, 2019 and 2018, 25 percent and 26 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
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

We collect on defaulted loans through a mix of in-house, third-party collectors and sales to third-parties. For December 31, 2019, 2018 and 2017, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In connection with the Spin-Off, we retained the right to require Navient to purchase certain delinquent loans (at fair value) when the borrower has a lending relationship with both us and Navient (“Split Loans”). In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.
Allowance for Personal Loans
We maintain an allowance for Personal Loan losses at an amount sufficient to absorb losses estimated and viewed at the reporting date as probable credit losses to be incurred in the portfolio. In determining the allowance for loan losses on our Personal Loan portfolio that are not TDRs, we estimate the principal amount of the loans that will default over the next twelve months (twelve months being the expected period between a loss trigger event and default) and how much we expect to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equal the allowance related to this portfolio. At December 31, 2019 and 2018, there were no Personal Loans classified as TDRs.
Troubled Debt Restructurings
Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months during a 24-month period, as further described below.

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on the loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.

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
We now classify a loan as a TDR due to forbearance using a two-step process. The first step is to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however, during the first nine months after a loan had entered full principal and interest repayment status, we do not count up to the first six months of forbearance received during that period against the three-month policy limit. The second step is to evaluate the creditworthiness of the loan by examining its most recent refreshed FICO score. Loans that have met the criteria in the first test and have a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) will not be classified as TDRs. Loans that have met the criteria in the first test and have a FICO score under the threshold (based on the most recent quarterly FICO score refresh) will be classified as TDRs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2019 and 2018, approximately 50 percent and 57 percent, respectively, of TDRs were classified as such due to their forbearance status.
Key Credit Quality Indicators
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit scores at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
For Personal Loans, we consider FICO scores at original approval, seasoning and loan status to be our key credit quality indicators for the same reasons discussed above. For Credit Cards, we consider FICO scores at original approval to be our key credit quality indicator.
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
Allowance for Credit Cards
The allowance for Credit Card losses is management’s estimate of credit losses inherent in the Credit Card portfolio at the balance sheet date. The allowance for Credit Card losses uses historical loss rates for accounts with similar characteristics (based on industry data) as a reasonable basis to estimate future losses. At December 31, 2019, there were no Credit Cards classified as TDRs.
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
Our CPR estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. CPR estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. In instances where there are changes to the assumptions, amortization of deferred direct origination and acquisition costs is adjusted on a cumulative basis to reflect the change since the origination or purchase of the loan. For the year ended December 31, 2019, our CPR for Private Education Loans was 6.92 percent, compared with a CPR of 6.83 percent for the year ended December 31, 2018.
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
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, and brokered and retail MMDAs, as well as on unsecured and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility), including an unused Secured Borrowing Facility fee, and also incur fees related to our term asset-backed securities (“ABS”). These fees are included in interest expense. Refer to Note 8, “Deposits,” and Note 9, “Borrowings” for further details of our interest bearing liabilities.

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

In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million. See Note 15, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements. We did not sell loans in 2019 and 2017, other than Split Loans.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. We adopted the new revenue recognition model on January 1, 2018. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore our net interest income should not be affected.
Certain of our fee income related to our Upromise rewards business is within the scope of these rules. Management has concluded that timing and measurement of fee income related to our Upromise rewards business has remained substantially unchanged under the new standard. This conclusion covers the vast majority of our revenue that is within the scope of the standard. The adoption of this standard did not materially affect our consolidated financial statements in 2018.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU No. 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. We adopted the standard on January 1, 2018. The adoption did not result in different conclusions regarding our revenue arrangements that involve a principal-agent relationship.
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
In 2019 and 2018, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (b) the power to direct the activities of the VIE in our role as servicer.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 10, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2019, $9.4 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

the LCH. The derivative contracts cleared through the CME and LCH represent 95.0 percent and 5.0 percent, respectively, of our total notional derivative contracts of $9.9 billion at December 31, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2019 was $(107) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
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
On July 1, 2018, we adopted the FASB’s ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” Under the standard, we are no longer required to separately measure and report hedge ineffectiveness, which was previously recorded in “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income. In accordance with the standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
As a result of the cumulative effect of applying the new hedging standard to our fair value hedges on July 1, 2018, we recorded a $2 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.
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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended the stock compensation guidance. The amendments simplified the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard became effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We adopted this standard effective January 1, 2017 and recorded an $8.5 million benefit in income tax expense in 2017 because of this standard. We previously recorded the excess tax benefits/deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the guidance, we also elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under a modified retrospective basis we recorded a cumulative effect of the new stock compensation standard in total equity of $0.2 million, net of tax, in the first quarter of 2017.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which lowered federal corporate income tax rates from 35 percent to 21 percent, beginning January 1, 2018. Because the Tax Act was enacted during the fourth-quarter 2017, we were required to reflect the application of the lower tax rate in future years to our deferred assets, liabilities and indemnification receivables. We recognized additional discrete tax expense of $15 million for the year ended December 31, 2017, primarily due to the remeasurement of our deferred tax assets and liabilities following the enactment of the Tax Act. At December 31, 2019, our accounting for the Tax Act is complete under the SEC’s Staff Accounting Bulletin No. 118.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax law and tax rate changes under the Tax Act. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. This guidance was effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard effective January 1, 2018 and recorded a $0.6 million reclass from accumulated other comprehensive income to retained earnings in the first quarter of 2018.
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

As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2019, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $15 million (related to uncertain tax positions) and the remaining indemnification receivable balance is $15 million (related to uncertain tax positions).
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2018 and 2017, to be consistent with classifications adopted for 2019, which had no effect on net income, total assets or total liabilities.
Recently Issued and Adopted Accounting Pronouncements
ASU No. 2016-02, “Leases”
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. We adopted this guidance on January 1, 2019. In doing so, we identified and evaluated the related lease contracts and revised our controls and processes to address the lease standard. The adoption of this guidance resulted in the recognition of less than $34 million of right of use asset and lease liability, which did not have a material impact on our consolidated financial statements.
Recently Issued but Not Yet Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which will become effective for us on January 1, 2020 (“CECL”). This ASU eliminates the current accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we will be required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of credit losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for credit losses to equal the current estimate of expected losses on financial assets held at that date.
We have evaluated the standard and completed our implementation efforts. We have identified the loss forecasting approach and have built the loss models for our Private Education Loans, Personal Loans acquired from third-parties and those originated organically, and for prepayments. For our Private Education Loan and Personal Loan portfolios, we will be using the discounted cash flow approach to calculate our current expected credit losses. We will estimate the CECL allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economic conditions over a two-year period, after which the model will immediately revert to our long-term historic loss rates. During the third and fourth quarters of 2019, we performed monthly

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

dry runs of our CECL solution to test the end-to-end implementation of the new solution. The loss and other models that will be used in our CECL solution have been validated and approved to be used for the adoption of CECL. In the fourth quarter of 2019, we finalized and implemented the required governance and internal controls, completed our loss models for both Personal Loans we originated and Credit Card receivables, and completed the testing and validation for all the models to be used to implement CECL.
On January 1, 2020, we adopted CECL using the modified retrospective method and it will have a material impact on how we record and report our financial condition and results of operations and on regulatory capital. Our first quarter 2020 financial results will reflect a transition adjustment that we estimate will increase the allowance for loan losses by approximately $1.1 billion, increase the liability representing our off-balance sheet exposure for unfunded commitments by approximately $115 million and increase our deferred tax asset by approximately $300 million, resulting in a cumulative effect adjustment that reduces retained earnings by approximately $950 million. This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Cash and Cash Equivalents
As of December 31, 2019, cash and cash equivalents include cash due from the FRB of $5.5 billion and cash due from depository institutions of $93 million. As of December 31, 2018, cash and cash equivalents include cash due from the FRB of $2.5 billion and cash due from depository institutions of $62 million. As of December 31, 2019 and 2018, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2019 and 2018, resulting in interest income of $0.3 million and $0.2 million, respectively. As of December 31, 2019 and 2018, no funds were on deposit with the FRB under this program.

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$215,888	$1,895	$(658)	$217,125
Utah Housing Corporation bonds	19,474	145	(83)	19,536
U.S. government-sponsored enterprises	250,394	635	(21)	251,008
Total	$485,756	$2,675	$(762)	$487,669

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$159,937	$155	$(5,517)	$154,575
Utah Housing Corporation bonds	22,388	23	(741)	21,670
Total	$182,325	$178	$(6,258)	$176,245

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019:
Mortgage-backed securities	$(218)	$25,624	$(440)	$42,448	$(658)	$68,072
Utah Housing Corporation bonds	—	—	(83)	11,097	(83)	11,097
U.S. government-sponsored enterprises	(21)	14,977	—	—	(21)	14,977
Total	$(239)	$40,601	$(523)	$53,545	$(762)	$94,146

As of December 31, 2018:
Mortgage-backed securities	$(228)	$16,948	$(5,289)	$125,537	$(5,517)	$142,485
Utah Housing Corporation bonds	—	—	(741)	16,647	(741)	16,647
Total	$(228)	$16,948	$(6,030)	$142,184	$(6,258)	$159,132

Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $54 million, $106 million, and $56 million, respectively, at December 31, 2019. We own these securities to meet our requirements under the Community Reinvestment Act. In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities. As of December 31, 2019, 33 of the 107 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 18 of the 33 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2018, 74 of the 86 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 34 of the 74 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.
We also invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at December 31, 2019 and December 31, 2018 was $19 million and $22 million, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
Beginning in the second quarter of 2019, we began investing in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank (“FHLB”), Freddie Mac and the Federal Farm Credit Bank (“FFCB”). These bonds are rated AA+ by Moody’s Investors Services. As of December 31, 2019, 1 of the 14 securities had unrealized losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

As of December 31, 2019, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$77,240	$77,385
2021	138,157	138,640
2022	34,997	34,983
2038	176	191
2039	2,597	2,778
2042	7,196	7,050
2043	11,661	11,813
2044	17,300	17,487
2045	18,280	18,332
2046	28,892	28,822
2047	45,411	45,353
2048	12,154	12,478
2049	91,695	92,357
Total	$485,756	$487,669

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $252 million and $147 million par value of securities pledged to this borrowing facility at December 31, 2019 and 2018, respectively, as discussed further in Note 9, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million on our earlier equity securities investments. This gain was recorded in “other income” in the consolidated statements of income. As of December 31, 2019 and December 31, 2018, our total investment in the securities of this issuer was $26 million and $8 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low income housing. We recognized $6 million, $4 million and $1 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of amortization of such investments reported in income tax expense was $4 million, $4 million and $1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total carrying value of the LIHTC investments

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

was $58 million at December 31, 2019 and $48 million at December 31, 2018. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $29 million at December 31, 2019 and $37 million at December 31, 2018.

5. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans, FFELP Loans, Personal Loans and Credit Cards.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate. As of December 31, 2019 and 2018, 58 percent and 67 percent, respectively, of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.

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
In 2016, we began to acquire Personal Loans from a marketplace lender, but discontinued those purchases in July 2018. In 2018, we began to originate and service Personal Loans. However, in the fourth quarter of 2019, we elected to discontinue new originations as part of our 2020 planning process.
In the second quarter of 2019, we launched our suite of cash-back Credit Cards with unique bonus rewards designed to help cardholders develop financially responsible habits.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

	December 31,
	2019	2018
Private Education Loans:
Fixed-rate	$9,830,301	$6,759,019
Variable-rate	13,359,290	13,745,446
Total Private Education Loans, gross	23,189,591	20,504,465
Deferred origination costs and unamortized premium/ (discount)	81,224	68,321
Allowance for loan losses	(374,300)	(277,943)
Total Private Education Loans, net	22,896,515	20,294,843

FFELP Loans	783,306	846,487
Deferred origination costs and unamortized premium/ (discount)	2,143	2,379
Allowance for loan losses	(1,633)	(977)
Total FFELP Loans, net	783,816	847,889

Personal Loans (fixed-rate)	1,049,007	1,190,091
Deferred origination costs and unamortized premium/ (discount)	513	297
Allowance for loan losses	(65,877)	(62,201)
Total Personal Loans, net	983,643	1,128,187

Credit Cards (fixed-rate)	3,884	—
Deferred origination costs and unamortized premium/ (discount)	36	—
Allowance for loan losses	(102)	—
Total Credit Cards, net	3,818	—

Loans held for investment, net	$24,667,792	$22,270,919

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years at both December 31, 2019 and 2018, respectively.

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

	Years Ended December 31,
	2019		2018		2017
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,225,473	9.32%	$19,282,500	9.10%	$16,176,351	8.43%
FFELP Loans	814,198	4.79	888,301	4.57	970,738	3.91
Personal Loans	1,141,503	12.09	900,152	11.08	112,644	9.90
Total portfolio	$24,181,174		$21,070,953		$17,259,733

Certain Collection Tools — Private Education Loans
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
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status.
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
Specifically, we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, we currently grant forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfies all eligibility requirements, forbearance increments may be granted consecutively. Beginning in the second quarter of 2020, we plan to phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period will not apply, however, to forbearances granted during the first six months following a borrower’s grace period and will not be required for a borrower to receive a contractual interest rate reduction. In addition, we plan to limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2019 and December 31, 2018, 7.2 percent and 6.4 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
Prior to full implementation of the credit administration practice changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and will expand over subsequent quarters as the impacts are better understood. Management expects to have completed implementation of the new policies and practices by year-end 2020. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts during the progression of the testing program.
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
As a result of the changes described above, we recorded a minimal increase in our current allowance for loan losses at December 31, 2019, as a result of higher expected losses on our TDR loans where we maintain a life of loan allowance. The full impact of these revisions may only be realized over the longer term, however. In particular, when calculated under CECL, which became effective on January 1, 2020, our loan loss reserves are expected to increase materially because we expect the

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

life of loan defaults on our overall Private Education Loan portfolio to increase as a result of the planned changes to our credit administrative practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, will continue to refine our estimates of the impact of those changes on our allowance for loan losses.
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2019 and 2018, we had $48 million and $43 million, respectively, of FFELP Loans and $63 million and $51 million, respectively, of Private Education Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2019 and 2018, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP Loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2019 and 2018, we had $3.4 billion and $3.4 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 9, “Borrowings.” We did not have any FFELP consolidation loans pledged at December 31, 2019 or 2018.
Loans Held for Investment by Region
At December 31, 2019, 39.4 percent of total education loans were concentrated in the following states:

2019
New York	10.1%
California	9.4
Pennsylvania	8.4
New Jersey	6.6
Texas	4.9
39.4%

At December 31, 2018, 39.9 percent of total education loans were concentrated in the following states:

2018
New York	10.3%
California	9.3
Pennsylvania	8.5
New Jersey	6.8
Illinois	5.0
39.9%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans, — Allowance for FFELP Loan Losses, and — Allowance for Credit Cards” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Loan Losses
Beginning balance	$977	$277,943	$62,201	$—	$341,121
Total provision	1,478	279,570	72,783	103	353,934
Net charge-offs:
Charge-offs	(822)	(208,978)	(74,313)	(1)	(284,114)
Recoveries	—	25,765	5,206	—	30,971
Net charge-offs	(822)	(183,213)	(69,107)	(1)	(253,143)
Ending Balance	$1,633	$374,300	$65,877	$102	$441,912
Allowance:
Ending balance: individually evaluated for impairment	$—	$186,697	$—	$—	$186,697
Ending balance: collectively evaluated for impairment	$1,633	$187,603	$65,877	$102	$255,215
Loans:
Ending balance: individually evaluated for impairment	$—	$1,581,966	$—	$—	$1,581,966
Ending balance: collectively evaluated for impairment	$783,306	$21,607,625	$1,049,007	$3,884	$23,443,822
Net charge-offs as a percentage of average loans in repayment(1)	0.13%	1.17%	6.07%	0.13%
Allowance as a percentage of the ending total loan balance	0.21%	1.61%	6.28%	2.63%
Allowance as a percentage of the ending loans in repayment(1)	0.26%	2.23%	6.28%	2.63%
Allowance coverage of net charge-offs	1.99	2.04	0.95	102.00
Ending total loans, gross	$783,306	$23,189,591	$1,049,007	$3,884
Average loans in repayment(1)	$631,029	$15,605,927	$1,138,887	$786
Ending loans in repayment(1)	$617,646	$16,787,670	$1,049,007	$3,884

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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2019 and 2018, 7.2 percent and 6.4 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2019 and 2018, approximately 50 percent and 57 percent, respectively, of TDRs were classified as such due to their forbearance status. See Note 2, “Significant Accounting Policies — Allowance for Loan Losses” for a more detailed discussion.
Within the Private Education Loan portfolio, loans greater than 90 days past due are nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
At December 31, 2019 and 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2019
TDR Loans	$1,612,896	$1,581,966	$186,697

December 31, 2018
TDR Loans	$1,280,713	$1,257,856	$120,110

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,434,137	$95,507	$1,141,993	$77,670	$822,145	$61,119

The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2019		2018
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$87,749		$69,212
TDR loans in forbearance(2)	99,054		69,796
TDR loans in repayment(3) and percentage of each status:
Loans current	1,230,954	88.2%	994,411	88.9%
Loans delinquent 31-60 days(4)	85,555	6.1	63,074	5.6
Loans delinquent 61-90 days(4)	49,626	3.6	36,804	3.3
Loans delinquent greater than 90 days(4)	29,028	2.1	24,559	2.2
Total TDR loans in repayment	1,395,163	100.0%	1,118,848	100.0%
Total TDR loans, gross	$1,581,966		$1,257,856
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

	Years Ended December 31,
	2019			2018			2017
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$515,398	$74,137	$111,810	$394,639	$52,823	$90,231	$498,812	$48,469	$92,532

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

	December 31, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$20,709,636	89%	$18,378,398	90%
Without cosigner	2,479,955	11	2,126,067	10
Total	$23,189,591	100%	$20,504,465	100%

FICO at Original Approval(2):
Less than 670	$1,665,589	7%	$1,409,789	7%
670-699	3,570,025	16	3,106,983	15
700-749	7,670,748	33	6,759,721	33
Greater than or equal to 750	10,283,229	44	9,227,972	45
Total	$23,189,591	100%	$20,504,465	100%

FICO-Refreshed(2)(3):
Less than 670	$2,979,437	13%	$2,416,979	12%
670-699	2,883,122	13	2,504,467	12
700-749	6,806,602	29	6,144,489	30
Greater than or equal to 750	10,520,430	45	9,438,530	46
Total	$23,189,591	100%	$20,504,465	100%

Seasoning(4):
1-12 payments	$5,351,702	23%	$4,969,334	24%
13-24 payments	4,004,151	17	3,481,235	17
25-36 payments	2,902,365	12	2,741,954	13
37-48 payments	2,213,944	10	1,990,049	10
More than 48 payments	3,030,024	13	2,061,448	10
Not yet in repayment	5,687,405	25	5,260,445	26
Total	$23,189,591	100%	$20,504,465	100%

_____

(1)	Balance represents gross Private Education Loans.

(2)	Represents the higher credit score of the cosigner or the borrower.

(3)	Represents the FICO score updated as of the fourth-quarter 2019.

(4)	Number of months in active repayment (whether interest-only payment, fixed payment, or full principal and interest repayment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

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

	Personal Loans
	Credit Quality Indicators
	December 31, 2019		December 31, 2018
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

FICO at Original Approval:
Less than 670	$47,367	4%	$77,702	7%
670-699	259,098	25	339,053	28
700-749	521,856	50	554,700	47
Greater than or equal to 750	220,686	21	218,636	18
Total	$1,049,007	100%	$1,190,091	100%

Seasoning(2):
0-12 payments	$469,940	45%	$1,008,758	85%
13-24 payments	505,318	48	181,333	15
25-36 payments	73,749	7	—	—
37-48 payments	—	—	—	—
More than 48 payments	—	—	—	—
Total	$1,049,007	100%	$1,190,091	100%
  ___________

(1)	Balance represents gross Personal Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The following table provides information regarding the loan status of our Private Education Loans. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	December 31,
	2019		2018		2017
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,687,405		$5,260,445		$4,757,732
Loans in forbearance(2)	714,516		577,164		468,402
Loans in repayment and percentage of each status:
Loans current	16,315,651	97.2%	14,289,705	97.4%	11,911,128	97.6%
Loans delinquent 31-60 days(3)	288,051	1.7	231,216	1.6	179,002	1.5
Loans delinquent 61-90 days(3)	121,302	0.7	95,105	0.7	78,292	0.6
Loans delinquent greater than 90 days(3)	62,666	0.4	50,830	0.3	37,611	0.3
Total Private Education Loans in repayment	16,787,670	100.0%	14,666,856	100.0%	12,206,033	100.0%
Total Private Education Loans, gross	23,189,591		20,504,465		17,432,167
Private Education Loans deferred origination costs and unamortized premium/(discount)	81,224		68,321		56,378
Total Private Education Loans	23,270,815		20,572,786		17,488,545
Private Education Loans allowance for losses	(374,300)		(277,943)		(243,715)
Private Education Loans, net	$22,896,515		$20,294,843		$17,244,830
Percentage of Private Education Loans in repayment		72.4%		71.5%		70.0%
Delinquencies as a percentage of Private Education Loans in repayment		2.8%		2.6%		2.4%
Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		4.1%		3.8%		3.7%
  ___________

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

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	December 31,
	2019		2018
	Balance	%	Balance	%
Loans in repayment and percentage of each status:
Loans current	$1,023,517	97.6%	$1,172,776	98.5%
Loans delinquent 31-60 days(1)	9,435	0.9	6,722	0.6
Loans delinquent 61-90 days(1)	7,172	0.7	5,416	0.5
Loans delinquent greater than 90 days(1)	8,883	0.8	5,177	0.4
Total Personal Loans in repayment	1,049,007	100.0%	1,190,091	100.0%
Total Personal Loans, gross	1,049,007		1,190,091
Personal Loans deferred origination costs and unamortized premium/(discount)	513		297
Total Personal Loans	1,049,520		1,190,388
Personal Loans allowance for losses	(65,877)		(62,201)
Personal Loans, net	$983,643		$1,128,187
Delinquencies as a percentage of Personal Loans in repayment		2.4%		1.5%
_______

(1)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period upon separation from school. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2019	$1,366,158	$2,390	$5,309
December 31, 2018	$1,168,823	$1,920	$6,322

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and Equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2019	2018
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	105,986	71,919
Furniture, fixtures and equipment	25,694	20,794
Software	70,191	65,023
Premises and equipment, gross	214,227	170,092
Accumulated depreciation	(79,478)	(64,588)
Premises and equipment, net	$134,749	$105,504

Depreciation expense for premises and equipment was $15 million, $14 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2019 and 2018.

	December 31,
	2019	2018
Deposits - interest bearing	$24,282,906	$18,942,082
Deposits - non-interest bearing	1,077	1,076
Total deposits	$24,283,983	$18,943,158

Our total deposits of $24.3 billion were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits at December 31, 2019, compared with total deposits of $18.9 billion, which were comprised of $10.3 billion in brokered deposits and $8.6 billion in retail and other deposits, at December 31, 2018.
Interest bearing deposits as of December 31, 2019 and 2018 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of December 31, 2019, compared with $5.9 billion at December 31, 2018.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $18 million, $13 million, and $9 million in the years ended December 31, 2019, 2018 and 2017, respectively. Fees paid to third-party brokers related to these CDs were $28 million, $26 million, and $12 million during the years ended December 31, 2019, 2018 and 2017, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019		December 31, 2018
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,616,547	2.04%	$8,687,766	2.46%
Savings	718,616	1.71	702,342	2.00
Certificates of deposit	13,947,743	2.44	9,551,974	2.74
Deposits - interest bearing	$24,282,906		$18,942,082

___
(1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2019	2018
One year or less	$4,934,933	$4,098,520
After one year to two years	4,279,406	2,045,861
After two years to three years	2,807,297	1,479,292
After three years to four years	1,285,504	494,654
After four years to five years	548,492	1,274,198
After five years	92,111	159,449
Total	$13,947,743	$9,551,974

 As of December 31, 2019 and 2018, there were $963 million and $523 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $68 million and $53 million at December 31, 2019 and 2018, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,159	$198,159	$—	$197,348	$197,348
Total unsecured borrowings	—	198,159	198,159	—	197,348	197,348

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,629,902	2,629,902	—	2,284,347	2,284,347
Variable-rate	—	1,525,976	1,525,976	—	1,802,609	1,802,609
Total Private Education Loan term securitizations	—	4,155,878	4,155,878	—	4,086,956	4,086,956
Secured Borrowing Facility	289,230	—	289,230	—	—	—
Total secured borrowings	289,230	4,155,878	4,445,108	—	4,086,956	4,086,956

Total	$289,230	$4,354,037	$4,643,267	$—	$4,284,304	$4,284,304

Short-term Borrowings
Secured Borrowing Facility
On February 20, 2019, we amended and extended the maturity of our Secured Borrowing Facility. On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur). At December 31, 2019, $289 million secured borrowings were outstanding under the Secured Borrowing Facility, and at December 31, 2018, there were no secured borrowings outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 23, “Subsequent Events.”
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

	December 31, 2019		Year Ended December 31, 2019
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Secured Borrowing Facility	$289,230	1.74%	$102,639	4.91%
Maximum outstanding at any month end	$297,800

	December 31, 2018		Year Ended December 31, 2018
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Secured Borrowing Facility	$—	—%	$52,603	8.91%
Maximum outstanding at any month end	$300,000

Long-term Borrowings

Unsecured Debt
On April 5, 2017, we issued an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022 at par. At December 31, 2019, the outstanding balance was $198 million.

Secured Financings
2019 Transactions
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At December 31, 2019, $445 million of our Private Education Loans, including $417 million of principal and $28 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At December 31, 2019, $666 million of our Private Education Loans, including $625 million of principal and $41 million in capitalized interest, were encumbered because of this transaction.
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

month LIBOR plus 0.78 percent. At December 31, 2019, $588 million of our Private Education Loans, including $553 million of principal and $35 million in capitalized interest, were encumbered because of this transaction.
On June 20, 2018, we executed our $687 million SMB Private Education Loan Trust 2018-B term ABS transaction, which was accounted for as a secured financing. We sold $687 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $683 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.40 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.76 percent. At December 31, 2019, $623 million of our Private Education Loans, including $585 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
On September 19, 2018, we executed our $544 million SMB Private Education Loan Trust 2018-C term ABS transaction, which was accounted for as a secured financing. We sold $544 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $541 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.32 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2019, $502 million of our Private Education Loans, including $471 million of principal and $31 million in capitalized interest, were encumbered because of this transaction.
Pre-2018 Transactions
Prior to 2018, we executed a total of $3.9 billion in ABS transactions that were accounted for as secured financings. At December 31, 2019, $2.7 billion of our Private Education Loans, including $2.6 billion of principal and $115 million in capitalized interest, were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2023 to 2040.

	December 31, 2019		Year Ended December 31, 2019	December 31, 2018		Year Ended December 31, 2018
	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating-rate borrowings	$1,525,976	2.61%	$1,731,675	$1,802,609	3.26%	$1,720,540
Fixed-rate borrowings	2,828,061	3.31	2,752,183	2,481,695	3.28	2,172,993
Total long-term borrowings	$4,354,037	3.07%	$4,483,858	$4,284,304	3.27%	$3,893,533

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

As of December 31, 2019, the stated maturity and maturity to call date of our brokered deposits and borrowings are summarized below.

	December 31, 2019
	Stated Maturity(1)				Maturity to Call Date(2)
	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total
Year of Maturity
2020	$2,650,654	$—	$565,805	$3,216,459	$2,650,654	$—	$565,805	$3,216,459
2021	3,691,692	—	507,319	4,199,011	3,691,692	—	507,319	4,199,011
2022	2,690,974	200,000	512,718	3,403,692	2,690,974	200,000	512,718	3,403,692
2023	1,270,385	—	534,692	1,805,077	1,270,385	—	534,692	1,805,077
2024	499,112	—	529,471	1,028,583	499,112	—	529,471	1,028,583
2025 and after	92,822	—	1,688,473	1,781,295	92,822	—	1,688,473	1,781,295
	10,895,639	200,000	4,338,478	15,434,117	10,895,639	200,000	4,338,478	15,434,117
Hedge accounting adjustments	45,887	—	—	45,887	45,887	—	—	45,887
Total	$10,941,526	$200,000	$4,338,478	$15,480,004	$10,941,526	$200,000	$4,338,478	$15,480,004

____________
(1)We view our securitization trust debt as long-term based on the contractual maturity dates and projected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2020 include $566 million related to the securitization trust debt.
(2)The aggregate principal amount of debt that matures in each period is $3.2 billion in 2020, $4.2 billion in 2021, $3.4 billion in 2022, $1.8 billion in 2023, $1.0 billion in 2024, and $1.8 billion in 2025 and after.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Borrowings (Continued)

Secured Financings
The following summarizes our secured financings issued in 2018 and 2019:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2018-A	March 2018	$670,000	1-month LIBOR plus 0.78%	4.43
2018-B	June 2018	686,500	1-month LIBOR plus 0.76%	4.40
2018-C	September 2018	544,000	1-month LIBOR plus 0.77%	4.32
Total notes issued in 2018		$1,900,500

Total loan and accrued interest amount securitized at inception in 2018		$2,101,644

2019-A	March 2019	$453,000	1-month LIBOR plus 0.92%	4.26
2019-B	June 2019	657,000	1-month LIBOR plus 1.01%	4.41
Total notes issued in 2019		$1,110,000

Total loan and accrued interest amount securitized at inception in 2019		$1,208,963
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

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,155,878	$4,155,878	$5,246,986	$145,760	$333,173	$5,725,919
Secured Borrowing Facility	289,230	—	289,230	339,666	8,803	23,832	372,301
Total	$289,230	$4,155,878	$4,445,108	$5,586,652	$154,563	$357,005	$6,098,220

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,570	$5,470,838
Secured Borrowing Facility	—	—	—	—	—	157	157
Total	$—	$4,086,956	$4,086,956	$5,030,837	$113,431	$326,727	$5,470,995
________
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2019. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2019 and 2018.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2019 and December 31, 2018, the value of our pledged collateral at the FRB totaled $3.2 billion and $3.1 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2019 and 2018.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2019, $9.4 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.0 percent and 5.0 percent, respectively, of our total notional derivative contracts of $9.9 billion at December 31, 2019.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2019 was $(107) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2019 and 2018, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $52 million and $27 million, respectively.
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

We elected to early adopt ASU No. 2017-12 effective July 1, 2018. Under the standard, we are no longer required to separately measure and report hedge ineffectiveness, which was previously recorded in “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income. In accordance with the standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $5 million will be reclassified as an increase to interest expense.

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

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2019 and 2018, and their impact on earnings and other comprehensive income for the years ended December 31, 2019, 2018 and 2017.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2019	2018	2019	2018	2019	2018	2019	2018
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$715	$—	$—	$2,000	$—	$90	$715	$2,090
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(2,032)	(896)	—	(268)	—	(1,164)	(2,032)
Total net derivatives		$715	$(2,032)	$(896)	$2,000	$(268)	$90	$(449)	$58
  __________

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Gross position(1)	$715	$2,090	$(1,164)	$(2,032)
Impact of master netting agreement	(519)	(1,389)	519	1,389
Derivative values with impact of master netting agreements (as carried on balance sheet)	196	701	(645)	(643)
Cash collateral pledged(2)	52,564	27,151	—	—
Net position	$52,760	$27,852	$(645)	$(643)

__________

(1)	Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.

(2)	Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Notional Values

Interest rate swaps	$1,150,518	$1,280,367	$5,031,429	$3,137,965	$3,744,917	$1,577,978	$9,926,864	$5,996,310

As of December 31, 2019 and 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

Deposits	$(5,085,426)	$(3,114,304)	$(63,148)	$14,202

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2019	2018	2017

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(8,806)	$(11,642)	$8,286
Hedged items recorded in interest expense	(77,350)	(7,966)	16,155
Derivatives recorded in interest expense	77,177	8,123	(20,115)
Total	$(8,979)	$(11,485)	$4,326

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$2,299	$(1,455)	$(11,187)
Total	$2,299	$(1,455)	$(11,187)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$19,469	$(1,400)	$(3,693)
Total	19,469	(1,400)	(3,693)
Total	$12,789	$(14,340)	$(10,554)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Years Ended December 31,
	2019	2018	2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$(36,115)	$10,452	$8,008
Amount of gain (loss) reclassified in interest expense	2,299	(1,455)	(11,187)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(38,414)	$11,907	$19,195

Cash Collateral
As of December 31, 2019, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at December 31, 2019 and 2018, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $53 million and $27 million at December 31, 2019 and 2018, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

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
At December 31, 2019, we had 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets are made to holders of our common stock.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2019, 421 million shares were issued and outstanding and 37 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

In the year ended December 31, 2019, we paid a total common stock dividend of $0.12 per common share. We did not pay common stock dividends for the years ended December 31, 2018 and 2017. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
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
The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. Under our 2019 Share Repurchase Program, we repurchased 17 million shares of common stock for $167 million in the year ended December 31, 2019.
On January 22, 2020, we announced a new share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers or other similar transactions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Stockholders’ Equity (Continued)

For the years ended December 31, 2018 and 2017, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2019	2018	2017
Common stock repurchased under repurchase program(1)	16,962,199	—	—
Average purchase price per share(2)	$9.86	$—	$—
Shares repurchased related to employee stock-based compensation plans(3)	1,369,630	3,087,396	3,358,417
Average purchase price per share	$10.85	$11.32	$11.96
Common shares issued(4)	3,743,705	6,392,634	6,831,108

_________

(1)	Common shares purchased under our 2019 Share Repurchase Program. $33 million of capacity under the program remained available as of December 31, 2019.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2019 was $8.91.

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

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Numerator:
Net income	$578,276	$487,476	$288,934
Preferred stock dividends	16,837	15,640	15,714
Net income attributable to SLM Corporation common stock	$561,439	$471,836	$273,220
Denominator:
Weighted average shares used to compute basic EPS	427,292	435,054	431,216
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,382	4,627	7,335
Weighted average shares used to compute diluted EPS	430,674	439,681	438,551

Basic earnings per common share attributable to SLM Corporation	$1.31	$1.08	$0.63

Diluted earnings per common share attributable to SLM Corporation	$1.30	$1.07	$0.62

__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2019, 2018 and 2017, securities covering no shares, less than 1 million shares and no shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2019, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. An amendment to the plan was approved and other material terms of the plan were re-approved by shareholders on June 22, 2017. At December 31, 2019, 17 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to the ESPP was approved by shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 was $31 million, $32 million and $28 million, respectively. As of December 31, 2019, there was $13 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
Stock Options
Stock options granted prior to 2012 expire 10 years after the grant date, and those granted since 2012 expire in 5 years. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the Board of Directors.
There were no options granted in the years ended December 31, 2019, 2018 and 2017.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2019.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	1,391,819	$10.44
Granted	—	—
Exercised(2)(3)	(593,806)	3.63
Canceled	(8,167)	3.94
Outstanding at December 31, 2019(4)	789,846	$4.75	0.7 years	$3,284
Exercisable at December 31, 2019	789,846	$4.75	0.7 years	$3,284
____________

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2019 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2019.

(2)	The total intrinsic value of options exercised was $4 million, $17 million, and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
No cash was received from option exercises for the year ended December 31, 2019. The actual tax benefit realized for the tax deductions from option exercises totaled $1 million for the year ended December 31, 2019.

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

The following table summarizes restricted stock activity for the year ended December 31, 2019.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	84,392	$11.73
Granted	118,789	9.26
Vested(1)	(84,392)	11.73
Canceled	—	—
Non-vested at December 31, 2019(2)	118,789	$9.26
_________

(1)	The total fair value of shares that vested during the years ended December 31, 2019, 2018 and 2017 was $1 million, $1 million and $1 million, respectively.

(2)	As of December 31, 2019, there was $1 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

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
The following table summarizes RSU and PSU activity for the year ended December 31, 2019.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	5,338,034	$10.11
Granted	3,008,102	10.84
Vested and converted to common stock(1)	(3,030,536)	8.78
Canceled	(136,383)	11.09
Outstanding at December 31, 2019(2)	5,179,217	$11.28
__________

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2019, 2018 and 2017 was $27 million, $25 million and $29 million, respectively.

(2)	As of December 31, 2019, there was $12 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2019	2018	2017
Risk-free interest rate	1.87%	2.44%	1.22%
Expected volatility	29%	27%	32%
Expected dividend rate	1.34%	—%	—%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$1.77	$2.32	$2.36

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

rate at the grant date consistent with the expected life. The dividend yield was zero for the years ended December 31, 2018 and 2017, respectively, as we did not pay dividends on our common stock in 2018 and 2017.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2019, there was less than $1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2020.
No shares were purchased for the year ended December 31, 2019, as our stock price on July 31, 2019 was less than the offering price for the ESPP plan. During the years ended December 31, 2018 and 2017, plan participants purchased 233,232 shares and 283,952 shares, respectively, of our common stock.

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Available-for-sale investments	$—	$487,669	$—	$487,669	$—	$176,245	$—	$176,245
Derivative instruments	—	715	—	715	—	2,090	—	2,090
Total	$—	$488,384	$—	$488,384	$—	$178,335	$—	$178,335

Liabilities
Derivative instruments	$—	$(1,164)	$—	$(1,164)	$—	$(2,032)	$—	$(2,032)
Total	$—	$(1,164)	$—	$(1,164)	$—	$(2,032)	$—	$(2,032)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2019			December 31, 2018
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,988,941	$22,896,515	$2,092,426	$22,313,419	$20,294,843	$2,018,576
FFELP Loans	795,055	783,816	11,239	859,185	847,889	11,296
Personal Loans	1,047,119	983,643	63,476	1,156,531	1,128,187	28,344
Credit Cards	3,818	3,818	—	—	—	—
Cash and cash equivalents	5,563,877	5,563,877	—	2,559,106	2,559,106	—
Available-for-sale investments	487,669	487,669	—	176,245	176,245	—
Accrued interest receivable	1,491,471	1,392,725	98,746	1,285,842	1,191,981	93,861
Tax indemnification receivable	27,558	27,558	—	39,207	39,207	—
Derivative instruments	715	715	—	2,090	2,090	—
Total earning assets	$34,406,223	$32,140,336	$2,265,887	$28,391,625	$26,239,548	$2,152,077
Interest-bearing liabilities:
Money-market and savings accounts	$10,363,691	$10,335,163	$(28,528)	$9,370,957	$9,390,108	$19,151
Certificates of deposit	14,065,007	13,947,743	(117,264)	9,513,194	9,551,974	38,780
Short-term borrowings	289,230	289,230	—	—	—	—
Long-term borrowings	4,434,323	4,354,037	(80,286)	4,278,931	4,284,304	5,373
Accrued interest payable	75,158	75,158	—	61,341	61,341	—
Derivative instruments	1,164	1,164	—	2,032	2,032	—
Total interest-bearing liabilities	$29,228,573	$29,002,495	$(226,078)	$23,226,455	$23,289,759	$63,304

Excess of net asset fair value over carrying value			$2,039,809			$2,215,381

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

Loans Held For Investment and Accrued Interest Receivable
Private Education Loans
Our Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. For Private Education Loans, fair value was determined by using observable quoted prices for similar assets in our most recent market transactions. Adjustments were then made to account for the value of loans in our portfolio that have materially different characteristics than those included in the most recent market transaction. These are considered level 2 valuations. A portion of the fair value that has been modeled is attributable to accrued interest receivable that has not yet been capitalized, and has been allocated to the accrued interest receivable line item. The remaining accrued interest receivable that will not be capitalized into the principal balance of the loan is carried at cost.
FFELP Loans, Personal Loans, and Credit Cards
Our FFELP Loans, Personal Loans and Credit Cards are accounted for at cost or at the lower of cost or market if the loan is held-for-sale.  For both Personal Loans and FFELP Loans, the fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate.  As such, these are level 3 valuations.
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

•
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2019, the remaining balance of the indemnification receivable related to those uncertain tax positions was $15 million.

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

The data sharing agreement provided us the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses. The term of the data sharing agreement expired on April 29, 2019, however.

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

During the year ended December 31, 2017, the Bank sold loans to the Purchasers in the amount of $12 million in principal and less than $1 million in accrued interest income. There was no gain or loss resulting from loans sold to the Purchasers in the year ended December 31, 2017. Total write-downs to fair value for loans sold to the Purchasers with a fair value lower than par totaled $5 million in the year ended December 31, 2017. Navient is the servicer for all of these loans.

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
U.S. Basel III is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, have been phased in over several years.
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%

As of December 31, 2018:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,528,209	>	6.375%
Tier 1 Capital (to Risk-Weighted Assets)	$2,896,091	12.1%	$1,887,787	>	7.875%
Total Capital (to Risk-Weighted Assets)	$3,196,279	13.3%	$2,367,226	>	9.875%
Tier 1 Capital (to Average Assets)	$2,896,091	11.1%	$1,039,226	>	4.0%

________________

(1)	Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.

(2)	The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $254 million in dividends to the Company for the year ended December 31, 2019, with the proceeds primarily used to fund the 2019 Share Repurchase Program and stock dividends. The Bank paid no dividends on its common stock for the years ended December 31, 2018 and 2017, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its repurchase programs.

17. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2019, 2018 and 2017, we contributed $7 million, $5 million and $5 million, respectively, to this plan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2019, we had $1.9 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At December 31, 2019, we had a $2 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

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
Additional lawsuits may arise from the Multi-State Investigation which may or may not name the Company, the Bank or any of their current subsidiaries as parties to these suits. Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits until the lawsuits are resolved. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
Tax reform	—	(0.3)	3.1
State tax, net of federal benefit	3.9	3.8	2.6
Business tax credits	(3.5)	(0.5)	(0.1)
Reverse federal impact of indemnification adjustments	0.3	3.5	2.5
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(0.1)	(15.9)	(2.0)
Excess tax benefits/deficiencies for employee stock-based compensation, federal and state, net of federal benefit	(0.3)	(0.6)	(1.7)
Impact of state rate change on net deferred tax liabilities, net of federal benefit	—	(0.4)	0.6
State, valuation allowance adjustments on net operating losses	0.1	0.4	0.2
Other, net	0.9	1.9	1.0
Effective tax rate	22.3%	12.9%	41.2%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2019; the reduction in uncertain tax positions related to statute of limitation expirations and the impact of state taxes, net of federal benefit, for the year ended December 31, 2018; and the impact of tax reform and state taxes, net of federal benefit, for the year ended December 31, 2017.
Income tax expense consists of:

	December 31,
	2019	2018	2017
Current provision:
Federal	$150,800	$102,516	$248,191
State	24,378	32,638	13,092
Total current provision	175,178	135,154	261,283
Deferred benefit:
Federal	(8,240)	(57,076)	(58,124)
State	(1,474)	(6,225)	(628)
Total deferred benefit	(9,714)	(63,301)	(58,752)
Provision for income tax expense	$165,464	$71,853	$202,531

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

	December 31,
	2019	2018
Deferred tax assets:
Loan reserves	$109,369	$85,100
Stock-based compensation plans	10,022	9,312
Deferred revenue	1,017	1,081
Operating loss carryovers	—	—
Accrued expenses not currently deductible	12,599	12,896
Net unrealized losses	2,124	—
Unrecorded tax benefits	6,049	5,106
Market value adjustments on student loans, investments and derivatives	—	1,460
Other	874	953
Total deferred tax assets	142,054	115,908
Deferred tax liabilities:
Fixed assets	10,475	7,150
Acquired intangible assets	5,453	5,179
Market value adjustments on student loans, investments and derivatives	3,175	—
Net unrealized gains	—	3,436
Federal deferred for state receivable	5,368	2,083
Student loan premiums and discounts, net	3,398	1,971
Other	285	285
Total deferred tax liabilities	28,154	20,104
Net deferred tax assets	$113,900	$95,804

Included in operating loss carryovers are state net operating losses of $6 million and $19 million as of December 31, 2019 and 2018, respectively. The Company has recorded a full valuation allowance against these net operating losses. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses that management believes is more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets (other than state net operating loss carryovers as outlined above).
As of December 31, 2019, the state net operating loss carryforwards will begin to expire in 2029.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of year	$52,159	$131,608	$152,581
Increases resulting from tax positions taken during a prior period	12,333	4,121	7,482
Decreases resulting from tax positions taken during a prior period	(851)	—	(7,025)
Increases resulting from tax positions taken during the current period	4,572	3,169	1,656
Decreases related to settlements with taxing authorities	(8,670)	(601)	(3,594)
Reductions related to the lapse of statute of limitations	(6,034)	(86,138)	(19,492)
Unrecognized tax benefits at end of year	$53,509	$52,159	$131,608

As of December 31, 2019, the gross unrecognized tax benefits are $54 million. Included in the $54 million are $48 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2019, 2018 and 2017, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $12 million, $14 million and $21 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $(1) million, $(7) million and $3 million, respectively.
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
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $10 million during the next 12 months due to the expiration of statutes of limitations primarily related to indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. A portion of the tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21. Parent Only Statements

The following parent company-only financial information should be read in conjunction with the other notes to the consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements, except that the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method.

Parent Only Condensed Balance Sheets

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$153,508	$191,776
Total investments in subsidiaries (primarily Sallie Mae Bank)	3,326,578	2,963,949
Tax indemnification receivable	27,558	39,207
Due from subsidiaries, net	42,544	48,798
Other assets	2,579	2,246
Total assets	$3,552,767	$3,245,976

Liabilities and Equity
Liabilities
Long-term borrowings	$198,159	$197,348
Income taxes payable, net	11,457	37,271
Payable due to Navient	9,064	9,480
Other liabilities	22,251	29,221
Total liabilities	240,931	273,320

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 453.6 million and 449.9 million shares issued, respectively	90,720	89,972
Additional paid-in capital	1,307,630	1,274,635
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of ($3,995) and $3,436, respectively)	(12,367)	10,623
Retained earnings	1,850,512	1,340,017
Total SLM Corporation stockholders’ equity before treasury stock	3,636,495	3,115,247
Less: Common stock held in treasury at cost: 32.5 million and 14.2 million shares, respectively	(324,659)	(142,591)
Total equity	3,311,836	2,972,656
Total liabilities and equity	$3,552,767	$3,245,976

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2019	2018	2017

Interest income	$2,663	$4,693	$5,497
Interest expense	11,060	11,059	8,170
Net interest loss	(8,397)	(6,366)	(2,673)

Non-interest loss	(10,856)	(93,176)	(33,956)
Non-interest expenses	39,423	41,893	35,810

Loss before income tax benefit and equity in net income from subsidiaries	(58,676)	(141,435)	(72,439)
Income tax benefit	(25,260)	(96,170)	(40,598)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	611,692	532,741	320,775
Net income	578,276	487,476	288,934
Preferred stock dividends	16,837	15,640	15,714
Net income attributable to SLM Corporation common stock	$561,439	$471,836	$273,220

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$578,276	$487,476	$288,934
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(611,692)	(532,741)	(320,775)
Dividends received from Sallie Mae Bank	254,000	—	—
Reduction of tax indemnification receivable	11,649	92,815	31,888
Amortization of unsecured debt upfront fees	811	809	596
Decrease in investment in subsidiaries, net	2,611	9,495	1,158
Decrease in tax indemnification receivable	—	35,989	59,633
Decrease (increase) in due from subsidiaries, net	6,254	(11,277)	(5,687)
Increase in other assets	(12,999)	(18,040)	(24,627)
Decrease in income taxes payable, net	(25,814)	(123,083)	(87,983)
Decrease in payable due to entity that is a subsidiary of Navient	(416)	(1,089)	(593)
(Decrease) increase in other liabilities	(5,796)	6,807	10,205
Total adjustments	(381,392)	(540,315)	(336,185)
Net cash used in operating activities	196,884	(52,839)	(47,251)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Unsecured debt issued	—	—	197,000
Issuance costs for unsecured debt offering	—	—	(1,057)
Redemption of Series A Preferred Stock	—	—	(165,000)
Common stock dividends paid	(51,114)	—	—
Preferred stock dividends paid	(16,837)	(15,640)	(15,714)
Common stock repurchased	(167,201)	—	—
Net cash used in financing activities	(235,152)	(15,640)	15,229
Net decrease in cash and cash equivalents	(38,268)	(68,479)	(32,022)
Cash and cash equivalents at beginning of year	191,776	260,255	292,277
Cash and cash equivalents at end of year	$153,508	$191,776	$260,255

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22. Selected Quarterly Financial Information (unaudited)

	2019
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$402,281	$396,868	$405,065	$419,101
Less: provisions for credit losses	63,790	93,375	99,526	97,558
Net interest income after provisions for credit losses	338,491	303,493	305,539	321,543
Gains (losses) on derivative and hedging activities, net	2,763	16,736	1,961	(3,635)
Other income (loss)	13,378	2,655	15,280	(211)
Total non-interest expenses	140,147	138,806	153,621	141,679
Income tax expense	56,296	33,801	40,701	34,666
Net income	158,189	150,277	128,458	141,352
Preferred stock dividends	4,468	4,331	4,153	3,885
Net income attributable to SLM Corporation common stock	$153,721	$145,946	$124,305	$137,467
Basic earnings per common share attributable to SLM Corporation(1)	$0.35	$0.34	$0.29	$0.33
Diluted earnings per common share attributable to SLM Corporation(1)	$0.35	$0.34	$0.29	$0.32
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.06	$—	$0.03
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Subsequent Events
2020-A Securitization
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent.
Amended and Increased Secured Borrowing Facility
On February 19, 2020, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Note 9, “Borrowings.”  The amended Secured Borrowing Facility is a $2 billion Secured Borrowing Facility (previously $750 million before the amendment), under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur).
2020 Loan Sales
On February 20, 2020, we sold $954 million in principal and $68 million in accrued interest of Private Education Loans to an unaffiliated third party. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans.