Form 10-Q
period 2020-03-31
SLM Corp
filed 2020-04-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2020, there were 375,088,960 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$7,292,929	$5,563,877
Investments:
Trading investments at fair value (cost of $12,551)	11,360	—
Available-for-sale investments at fair value (cost of $607,867 and $485,756, respectively)	614,582	487,669
Other investments	82,853	84,420
Total investments	708,795	572,089
Loans held for investment (net of allowance for losses of $1,673,324 and $441,912, respectively)	21,695,851	24,667,792
Restricted cash	189,439	156,883
Other interest-earning assets	92,968	52,564
Accrued interest receivable	1,281,746	1,392,725
Premises and equipment, net	143,622	134,749
Income taxes receivable, net	286,006	88,844
Tax indemnification receivable	27,727	27,558
Other assets	41,812	29,398
Total assets	$31,760,895	$32,686,479

Liabilities
Deposits	$24,445,614	$24,283,983
Short-term borrowings	—	289,230
Long-term borrowings	4,708,036	4,354,037
Upromise member accounts	187,103	192,662
Other liabilities	299,559	254,731
Total liabilities	29,640,312	29,374,643

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 456.4 million and 453.6 million shares issued, respectively	91,288	90,720
Additional paid-in capital	1,226,886	1,307,630
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of ($13,979) and ($3,995), respectively)	(43,274)	(12,367)
Retained earnings	1,243,722	1,850,512
Total SLM Corporation stockholders’ equity before treasury stock	2,918,622	3,636,495
Less: Common stock held in treasury at cost: 81.3 million and 32.5 million shares, respectively	(798,039)	(324,659)
Total equity	2,120,583	3,311,836
Total liabilities and equity	$31,760,895	$32,686,479

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans	$555,277	$553,479
Investments	2,517	1,421
Cash and cash equivalents	17,139	11,553
Total interest income	574,933	566,453
Interest expense:
Deposits	135,112	125,987
Interest expense on short-term borrowings	4,217	1,165
Interest expense on long-term borrowings	35,488	37,020
Total interest expense	174,817	164,172
Net interest income	400,116	402,281
Less: provisions for credit losses	61,258	63,790
Net interest income after provisions for credit losses	338,858	338,491
Non-interest income:
Gains on sales of loans, net	238,935	—
Gains on derivatives and hedging activities, net	45,672	2,763
Other income	7,487	13,378
Total non-interest income	292,094	16,141
Non-interest expenses:
Compensation and benefits	84,222	78,738
FDIC assessment fees	8,890	7,618
Other operating expenses	54,186	53,791
Total non-interest expenses	147,298	140,147
Income before income tax expense	483,654	214,485
Income tax expense	121,481	56,296
Net income	362,173	158,189
Preferred stock dividends	3,464	4,468
Net income attributable to SLM Corporation common stock	$358,709	$153,721
Basic earnings per common share attributable to SLM Corporation	$0.88	$0.35
Average common shares outstanding	409,786	434,574
Diluted earnings per common share attributable to SLM Corporation	$0.87	$0.35
Average common and common equivalent shares outstanding	412,755	438,248
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.03

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$362,173	$158,189
Other comprehensive income (loss):
Unrealized gains (losses) on investments	4,803	2,938
Unrealized gains (losses) on cash flow hedges	(45,694)	(14,117)
Total unrealized gains (losses)	(40,891)	(11,179)
Income tax benefit (expense)	9,984	2,733
Other comprehensive income (loss), net of tax benefit (expense)	(30,907)	(8,446)
Total comprehensive income	$331,266	$149,743

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	158,189	—	158,189
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,446)	—	—	(8,446)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	149,743
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	—	—	—	—	(13,020)	—	(13,020)
Preferred Stock, Series B ($1.12 per share)	—	—	—	—	—	—	—	—	(4,468)	—	(4,468)
Issuance of common shares	—	3,470,664	—	3,470,664	—	694	2,157	—	—	—	2,851
Stock-based compensation expense	—	—	—	—	—	—	13,891	—	—	—	13,891
Common stock repurchased	—	—	(5,435,476)	(5,435,476)	—	—	—	—	—	(60,000)	(60,000)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,289,391)	(1,289,391)	—	—	—	—	—	(14,119)	(14,119)
Balance at March 31, 2019	4,000,000	453,326,885	(20,899,600)	432,427,285	$400,000	$90,666	$1,290,683	$2,177	$1,480,718	$(216,710)	$3,047,534

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Net income	—	—	—	—	—	—	—	—	362,173	—	362,173
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(30,907)	—	—	(30,907)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	331,266
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Cash dividends:
Common Stock ($0.03 per share)	—	—	—	—	—	—	—	—	(12,595)	—	(12,595)
Preferred Stock, Series B ($0.87 per share)	—	—	—	—	—	—	—	—	(3,464)	—	(3,464)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	265	—	(265)	—	—
Issuance of common shares	—	2,837,562		2,837,562	—	568	2,304	—	—	—	2,872
Stock-based compensation expense	—	—	—	—	—	—	13,610	—	—	—	13,610
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,105,119)	(1,105,119)	—	—	—	—	—	(12,136)	(12,136)
Balance at March 31, 2020	4,000,000	456,437,488	(81,348,528)	375,088,960	$400,000	$91,288	$1,226,886	$(43,274)	$1,243,722	$(798,039)	$2,120,583

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income	$362,173	$158,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	61,258	63,790
Income tax expense	121,481	56,296
Amortization of brokered deposit placement fee	5,193	3,555
Amortization of Secured Borrowing Facility upfront fee	526	277
Amortization of deferred loan origination costs and loan premium/(discounts), net	12,241	3,184
Net amortization of discount on investments	610	189
Unrealized loss on investments	1,191	—
Increase in tax indemnification receivable	(169)	(3,917)
Depreciation of premises and equipment	3,855	3,586
Stock-based compensation expense	13,610	13,891
Unrealized gains on derivatives and hedging activities, net	(43,195)	(4,027)
Gains on sales of loans, net	(238,935)	—
Other adjustments to net income, net	1,574	1,918
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(236,282)	(239,180)
Increase in other interest-earning assets	(40,404)	(4,764)
Increase in other assets	(32,874)	(681)
Decrease in income taxes payable, net	(710)	(3,947)
Increase in accrued interest payable	18,610	7,405
Increase (decrease) in other liabilities	134,661	(39,049)
Total adjustments	(217,759)	(141,474)
Total net cash provided by operating activities	144,414	16,715
Investing activities
Loans acquired and originated	(2,310,173)	(2,253,624)
Net proceeds from sales of loans held for investment	3,283,408	—
Proceeds from claim payments	11,314	11,587
Net decrease in loans held for investment	1,177,589	1,077,273
Purchases of available-for-sale securities	(62,752)	(33,483)
Proceeds from sales and maturities of available-for-sale securities	18,836	4,570
Total net cash provided by (used in) investing activities	2,118,222	(1,193,677)
Financing activities
Brokered deposit placement fee	(1,762)	(1,498)
Net increase in certificates of deposit	69,971	404,121
Net increase (decrease) in other deposits	(55,044)	290,631
Borrowings collateralized by loans in securitization trusts - issued	633,532	451,128
Borrowings collateralized by loans in securitization trusts - repaid	(281,086)	(260,953)
Repayment of borrowings under Secured Borrowing Facility	(289,230)	—
Fees paid on Secured Borrowing Facility	(3,183)	(1,065)
Common stock dividends paid	(12,595)	(13,020)
Preferred stock dividends paid	(3,464)	(4,468)
Common stock repurchased	(558,167)	(60,000)
Net cash provided by (used in) financing activities	(501,028)	804,876
Net increase (decrease) in cash, cash equivalents and restricted cash	1,761,608	(372,086)
Cash, cash equivalents and restricted cash at beginning of period	5,720,760	2,681,895
Cash, cash equivalents and restricted cash at end of period	$7,482,368	$2,309,809

Cash disbursements made for:
Interest	$151,017	$147,235
Income taxes paid	$3,630	$3,700
Income taxes refunded	$(2,890)	$(41)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$7,292,929	$2,156,257
Restricted cash	189,439	153,552
Total cash, cash equivalents and restricted cash	$7,482,368	$2,309,809
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
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
Allowance for Credit Losses
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan and Personal Loan portfolios, we use a discounted cash flow model. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for loan losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon exogenous factors over a reasonable and supportable period. The reasonable and supportable period is meant to represent the period in which we believe we can estimate the impact of forecasted economic variables in our expected losses. At the end of the reasonable and supportable period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable period, although this

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

period is subject to change as our view evolves on our ability to reasonably estimate future losses based upon economic forecasts.
In estimating our current expected credit losses, we use our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
Our prepayment estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. Constant Prepayment Rate (“CPR”) estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. We use economic forecasts to help in the estimation of future CPRs. As with our loss forecasts, at the end of the two-year reasonable and supportable forecast for CPRs, we immediately revert to our historical long-term CPR rates.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan, Personal Loan, Credit Card and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For March 31, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the key assumptions/estimates above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date will be updated quarterly based on updated information received from the school clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Key Credit Quality Indicators - Private Education Loans
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
Private Education Loans generally do not require borrowers to begin repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans is generally low while the borrower is in school and then increases upon the end of the six-month grace period after separation from school. At March 31, 2020 and December 31, 2019, 27 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for loan losses.
As part of concluding on the adequacy of the allowance for loan losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages and forbearance percentages.
We consider a Private Education Loan to be delinquent 31 days after the last payment was contractually due.
Troubled Debt Restructurings (“TDRs”)
In estimating the expected defaults for our Private Education Loans that are considered TDRs, we follow the same discounted cash flow process described above but use the historical loss rates related to past TDR loans. The appropriate gross loss rates are determined for each individual loan by determining loan maturity, risk characteristics and macroeconomic conditions.
The allowance for our TDR portfolio is included in our overall allowance for Private Education Loans. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.
We classify a loan as a TDR due to forbearance using a two-step process. The first step is to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however,

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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of March 31, 2020 and December 31, 2019, approximately 48 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
During the first quarter of 2020, the respiratory disease caused by a novel coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), began to spread worldwide and has caused significant disruptions to the U.S. and world economies.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.
We have elected to suspend TDR accounting for modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) December 31, 2020.
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for loan losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
Uncollectible Interest
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in-school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for loan losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans and ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. At March 31, 2020, and December 31, 2019, we held $747 million and $984 million, respectively, in Personal Loans, net of allowance. At March 31, 2020, there were no Personal Loans classified as TDRs.
We collect on defaulted Personal Loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For March 31, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.
Key Credit Quality Indicators - Personal Loans
For Personal Loans, we consider FICO scores at original approval and periodically refreshed/updated credit scores through the loan’s term, loan seasoning, and loan delinquency status to be our key credit quality indicators for the same reasons discussed above under “— Key Credit Quality Indicators — Private Education Loans.”
As part of concluding on the adequacy of the allowance for Personal Loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages. We consider a Personal Loan to be delinquent 31 days after the last payment was contractually due.
Allowance for Credit Card Loans
We use the gross loss approach when estimating the allowance for loan losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for loan losses for credit cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for loan losses for FFELP loans and related periodic provision expense are small.
We use the gross loss approach when estimating the allowance for loan losses for our FFELP Loans. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fess or costs, purchase premium or discount and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization.
For the amortization of the basis adjustments, we determine the constant effective yield necessary to apply the interest method based upon the payment terms required by the loan contract. Expected prepayments of principal are not included in the determination of the effective interest rate.
For fixed-rate loans, when a prepayment occurs the unamortized balance of the amortized cost adjustments is adjusted so that future amortization (based upon the contractual terms of the loan) will result in constant effective yield equal to the original effective interest rate. Prepayments do not result in a change in the effective interest rate of the loan. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
For variable-rate loans, the effective interest rate at the time of origination is the loan’s effective interest rate assuming all future contractual payments. The effective interest rate remains the same for that loan until the loan rate changes. If there is no prepayment and no change in the stated interest rate, the periodic amortization of the basis adjustments is equal to the difference between the effective interest rate multiplied by the book basis and the contractual interest due. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
When the interest rate on a variable-rate loan changes, the effective interest rate is recalculated using the same methodology described in the previous paragraph; however, the future contractual payments are changed to reflect the new interest rate. There is no forecasting of future expected changes in interest rates. The accounting basis used to determine the effective interest rate of the cash flows is equal to the balances of the unpaid principal balance and unamortized basis adjustments at the time of the rate change.
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
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or in interest only repayment status as discussed above; however, we will change the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provision for loan losses from our historical practice of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for loan losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income.

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
Recently Issued and Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which became effective for us on January 1, 2020 (“CECL”). This ASU eliminated the previous accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for loan losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
In addition, Topic 326 made changes to the accounting for available-for-sale debt securities. One such change is to require an assessment of unrealized losses on available-for-sale debt securities that we have the ability and intent to hold for a period of time sufficient to recover the amortized cost of the security, for the purpose of determining credit impairment. If any credit impairment exists, an allowance for losses must be established for the amount of the unrealized loss that is determined to be credit-related.
Adoption of the standard had a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

	January 1, 2020
	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for loan losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Card	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for loan losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
We also elected to use the relief offered in the interim final rule recently issued by the Federal Deposit Insurance Corporation (the “FDIC”) and other federal banking agencies that provides those banking organizations adopting CECL in 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. Under this interim final rule, because we have elected the deferred option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact, from January 1, 2020 through the end of the two-year deferral period, of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 11, “Regulatory Capital.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
In March 2020, we sold approximately $1.7 billion of Private Education Loans through securitization transactions where we were required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classified those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classified as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2020, we had $11 million classified as trading investments.
Available-for-Sale Investments

The amortized cost and fair value of securities available for sale are as follows:

	March 31, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$206,640	$—	$6,400	$—	$213,040
Utah Housing Corporation bonds	15,931	—	156	(74)	16,013
U.S. government-sponsored enterprises	306,491	—	3,206	(8)	309,689
Other securities	78,805	—	—	(2,965)	75,840
Total	$607,867	$—	$9,762	$(3,047)	$614,582

	December 31, 2019
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$215,888	$—	$1,895	$(658)	$217,125
Utah Housing Corporation bonds	19,474	—	145	(83)	19,536
U.S. government-sponsored enterprises	250,394	—	635	(21)	251,008
Total	$485,756	$—	$2,675	$(762)	$487,669

___________
(1) Represents the amount of impairment that has resulted from credit related factors, and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Utah Housing Corporation bonds	—	—	(74)	8,965	(74)	8,965
U.S. government-sponsored enterprises	(8)	16,823	—	—	(8)	16,823
Other securities	(2,965)	75,840	—	—	(2,965)	75,840
Total	$(2,973)	$92,663	$(74)	$8,965	$(3,047)	$101,628

As of December 31, 2019:
Mortgage-backed securities	$(218)	$25,624	$(440)	$42,448	$(658)	$68,072
Utah Housing Corporation bonds	—	—	(83)	11,097	(83)	11,097
U.S. government-sponsored enterprises	(21)	14,977	—	—	(21)	14,977
Total	$(239)	$40,601	$(523)	$53,545	$(762)	$94,146

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these critera, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $51 million, $104 million, and $52 million, respectively, at March 31, 2020. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). As of March 31, 2020, none of the separate mortgage-backed securities in our investment portfolio had unrealized losses. Approximately 37 percent of our mortgage-backed securities were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in our portfolio carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold each of these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2019, 33 of the 107 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 18 of the 33 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
We also invest in Utah Housing Corporation bonds for the purpose of complying with the CRA. As of March 31, 2020, one of the three separate bonds was in a net loss position. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. These bonds are rated Aa3 by Moody’s Investors Service, and the majority of the underlying assets are insured by the Federal Housing Administration or the Department of Veterans Affairs. Based on this qualitative analysis, we have determined that no credit impairment exists.
We also invest in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac and the Federal Farm Credit Bank. As of March 31, 2020, 1 of the 20 securities had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. These bonds are rated AA+ by Moody’s Investors Services. Based on this qualitative analysis, we have determined that no credit impairment exists.
In March 2020, we sold approximately $1.7 billion of Private Education Loans through a securitization transaction where we were required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. As of March 31, 2020, 10 out of 10 of these investments had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investment and do not consider a credit impairment to exist.
As of March 31, 2020, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$94,048	$94,320
2021	145,340	147,711
2022	54,127	54,317
2023	12,977	13,341
2038	175	192
2039	2,457	2,668
2042	7,115	7,172
2043	11,130	11,560
2044	16,149	16,684
2045	16,896	17,286
2046	27,641	28,385
2047	39,927	40,313
2048	10,248	10,664
2049	84,282	87,458
2050	6,550	6,671
2054	78,805	75,840
Total	$607,867	$614,582

The mortgage-backed securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $285 million and $252 million par value of mortgage-backed securities pledged to this borrowing facility at March 31, 2020 and December 31, 2019, respectively, as discussed further in Note 6, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million on our earlier equity securities investments. As of March 31, 2020 and December 31, 2019, our total investment in the securities of this issuer was $26 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits. Total carrying value of the LIHTC investments was $57 million at March 31, 2020 and $58 million at December 31, 2019. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $25 million at March 31, 2020 and $29 million at December 31, 2019.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at March 31, 2020 and $6 million at December 31, 2019. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, Personal Loans and Credit Cards. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We use “Credit Cards” to refer to our suite of cash-back Credit Cards with bonus rewards.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate. As of March 31, 2020 and December 31, 2019, 55 percent and 58 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first quarter of 2020, we recognized a $239 million gain from the sale of approximately $3.1 billion of our Private Education Loans, including $2.9 billion of principal and $199 million in capitalized interest, as well as $12 million in accrued interest to unaffiliated third parties. There were VIEs created in the execution of certain of these loan sales; however, based on

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales.

Loans held for investment are summarized as follows:

	March 31,	December 31,
	2020	2019
Private Education Loans:
Fixed-rate	$9,813,075	$9,830,301
Variable-rate	11,813,672	13,359,290
Total Private Education Loans, gross	21,626,747	23,189,591
Deferred origination costs and unamortized premium/(discount)	65,267	81,224
Allowance for loan losses	(1,515,781)	(374,300)
Total Private Education Loans, net	20,176,233	22,896,515

FFELP Loans	766,954	783,306
Deferred origination costs and unamortized premium/(discount)	2,113	2,143
Allowance for loan losses	(4,296)	(1,633)
Total FFELP Loans, net	764,771	783,816

Personal Loans (fixed-rate)	899,704	1,049,007
Deferred origination costs and unamortized premium/(discount)	413	513
Allowance for loan losses	(152,673)	(65,877)
Total Personal Loans, net	747,444	983,643

Credit Cards (fixed-rate)	7,234	3,884
Deferred origination costs and unamortized premium/(discount)	743	36
Allowance for loan losses	(574)	(102)
Total Credit Cards, net	7,403	3,818

Loans held for investment, net	$21,695,851	$24,667,792

The estimated weighted average life of education loans in our portfolio was approximately 5.3 years and 5.4 years at March 31, 2020 and December 31, 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2020		2019
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$23,502,844	8.86%	$21,732,826	9.50%
FFELP Loans	776,326	4.29	837,950	4.94
Personal Loans	973,671	12.11	1,176,466	11.81
Total portfolio	$25,252,841		$23,747,242

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
We grant forbearance through our servicing centers to borrowers who are current in their payments and through our collections centers to certain borrowers who are delinquent. Our forbearance policies and practices vary depending upon whether a borrower is current or delinquent at the time forbearance is requested, generally with stricter payment requirements for delinquent borrowers. We view the population of borrowers that use forbearance positively because the borrowers are either proactively reaching out to us to obtain assistance in managing their obligations or are working with our collections center to bring their loans current.
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
The COVID-19 pandemic is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, we are anticipating higher levels of financial hardship for our customers, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our Graduated Repayment Plan (“GRP”), which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and interactive voice response (“IVR”). Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but will not be added to the loan balance until the end of the loan term. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. This program is applied across our Private Education Loan and Personal Loan portfolios.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced that we plan to implement certain changes to our credit administration practices in the future. As discussed below, however, we have postponed until the fourth quarter of 2020 the implementation of the announced credit administration practices changes due to the COVID-19 pandemic.
Specifically, we previously announced that we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, we currently grant forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfies all eligibility requirements, forbearance increments may be granted consecutively. We previously announced that, beginning in the second quarter of 2020, we would phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. We announced this required period will not apply, however, to forbearances granted during the first six months following a borrower’s grace period and will not be required for a borrower to receive a contractual interest rate reduction. In addition, we announced we would limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the testing over subsequent quarters as the impacts are better understood. Due to the COVID-19 pandemic, however, we have postponed implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship. Management now expects to have completed implementation of the new policies and practices by mid-2021. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts during the progression of the testing program.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2020 and December 31, 2019, 8.5 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our current credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., GRP and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early stage delinquencies.
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for loan losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, will continue to refine our estimates of the impact of those changes on our allowance for loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
4. Allowance for Loan Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans, — Allowance for FFELP Loan Losses, and — Allowance for Credit Card Loans” in this Form 10-Q for additional details.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Loan Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Transfer from unfunded commitment liability	—	142,075	—	—	142,075
Provisions:
Provision for current period	37	143,862	25,318	291	169,508
Loan sale reduction to provision	—	(161,793)	—	—	(161,793)
Total provision(1)	37	(17,931)	25,318	291	7,715
Net charge-offs:
Charge-offs	(226)	(51,469)	(19,247)	(7)	(70,949)
Recoveries	—	7,976	1,542	—	9,518
Net charge-offs	(226)	(43,493)	(17,705)	(7)	(61,431)
Ending Balance	$4,296	$1,515,781	$152,673	$574	$1,673,324
Allowance:
Ending balance: individually evaluated for impairment	$—	$150,822	$—	$—	$150,822
Ending balance: collectively evaluated for impairment	$4,296	$1,364,959	$152,673	$574	$1,522,502
Loans:
Ending balance: individually evaluated for impairment	$—	$1,518,763	$—	$—	$1,518,763
Ending balance: collectively evaluated for impairment	$766,954	$20,107,984	$899,704	$7,234	$21,781,876
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.15%	1.05%	7.27%	0.52%
Allowance as a percentage of the ending total loan balance	0.56%	7.01%	16.97%	7.93%
Allowance as a percentage of the ending loans in repayment(2)	0.74%	10.11%	16.97%	7.93%
Allowance coverage of net charge-offs (annualized)	4.75	8.71	2.16	20.50
Ending total loans, gross	$766,954	$21,626,747	$899,704	$7,234
Average loans in repayment(2)	$600,534	$16,521,356	$973,772	$5,364
Ending loans in repayment(2)	$581,997	$14,988,345	$899,704	$7,234
____________
(1) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2020
Provisions for credit losses for new loan commitments made during the quarter	$53,543
Total provision for allowance for loan losses	7,715
Provisions for credit losses reported in consolidated statements of income	$61,258

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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2020 and March 31, 2019, 8.5 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of March 31, 2020 and December 31, 2019, approximately 48 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Credit Losses — TDRs,” and Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
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
At March 31, 2020 and December 31, 2019, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2020
TDR Loans	$1,550,600	$1,518,763	$150,822

December 31, 2019
TDR Loans	$1,612,896	$1,581,966	$186,697

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,615,764	$26,488	$1,312,729	$21,566

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans.

	March 31,		December 31,
	2020		2019
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$83,964		$87,749
TDR loans in forbearance(2)	162,048		99,054
TDR loans in repayment(3) and percentage of each status:
Loans current	1,113,104	87.5%	1,230,954	88.2%
Loans delinquent 31-60 days(4)	74,856	5.9	85,555	6.1
Loans delinquent 61-90 days(4)	50,237	3.9	49,626	3.6
Loans delinquent greater than 90 days(4)	34,554	2.7	29,028	2.1
Total TDR loans in repayment	1,272,751	100.0%	1,395,163	100.0%
Total TDR loans, gross	$1,518,763		$1,581,966
         _____
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(3)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.
(4)The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$132,815	$19,375	$30,725	$111,208	$16,005	$25,462

_____
(1)Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

Private Education Loan Key Credit Quality Indicators
FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status, and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following tables highlights the gross principal balance of our Private Education Loan portfolio, by year of origination, stratified by key credit quality indicators.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	March 31, 2020
Year of Origination	2020	2019	2018	2017	2016	2015 and Prior	Total	% of Balance

Cosigners:
With cosigner	$698,291	$4,527,042	$3,311,178	$2,869,295	$2,515,751	$5,295,854	$19,217,411	89%
Without cosigner	126,138	676,071	489,070	353,832	268,799	495,426	2,409,336	11
Total	$824,429	$5,203,113	$3,800,248	$3,223,127	$2,784,550	$5,791,280	$21,626,747	100%

FICO at Origination:
Less than 670	$62,064	$363,345	$274,016	$237,052	$197,390	$446,246	$1,580,113	7%
670-699	123,512	757,806	555,719	502,930	435,075	955,404	3,330,446	15
700-749	268,388	1,688,114	1,243,712	1,068,091	937,643	1,933,589	7,139,537	33
Greater than or equal to 750	370,465	2,393,848	1,726,801	1,415,054	1,214,442	2,456,041	9,576,651	45
Total	$824,429	$5,203,113	$3,800,248	$3,223,127	$2,784,550	$5,791,280	$21,626,747	100%

FICO Refreshed:
Less than 670	$86,212	$544,160	$442,893	$419,466	$400,833	$1,029,741	$2,923,305	14%
670-699	127,503	735,546	495,808	400,096	324,334	651,732	2,735,019	13
700-749	261,585	1,633,986	1,145,724	952,467	795,350	1,542,487	6,331,599	29
Greater than or equal to 750	349,129	2,289,421	1,715,823	1,451,098	1,264,033	2,567,320	9,636,824	44
Total	$824,429	$5,203,113	$3,800,248	$3,223,127	$2,784,550	$5,791,280	$21,626,747	100%

Seasoning(2):
1-12 payments	$460,330	$2,838,628	$469,314	$529,441	$460,742	$715,809	$5,474,264	25%
13-24 payments	—	255,403	1,979,761	277,499	258,606	580,426	3,351,695	15
25-36 payments	—	—	169,436	1,494,597	268,357	538,209	2,470,599	11
37-48 payments	—	—	—	117,409	1,194,038	568,792	1,880,239	9
More than 48 payments	—	—	—	—	87,201	2,714,272	2,801,473	13
Not yet in repayment	364,099	2,109,082	1,181,737	804,181	515,606	673,772	5,648,477	27
Total	$824,429	$5,203,113	$3,800,248	$3,223,127	$2,784,550	$5,791,280	$21,626,747	100%

Current period gross charge-offs	$—	$(1,597)	$(5,241)	$(8,136)	$(10,284)	$(26,211)	$(51,469)
Current period recoveries	—	92	599	1,080	1,505	4,700	7,976
Current period net charge-offs	$—	$(1,505)	$(4,642)	$(7,056)	$(8,779)	$(21,511)	$(43,493)

Total accrued interest by origination vintage	$9,927	$181,551	$281,619	$279,039	$217,988	$288,627	$1,258,751
______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	December 31, 2019
Year of Origination	2019	2018	2017	2016	2015	2014 and Prior	Total	% of Balance

Cosigners:
With cosigner	$3,475,256	$4,303,772	$3,575,973	$3,112,873	$2,579,214	$3,662,547	$20,709,635	89%
Without cosigner	571,792	584,601	427,512	320,985	241,958	333,108	2,479,956	11
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO at Origination:
Less than 670	$283,040	$343,613	$285,747	$236,457	$203,145	$313,587	$1,665,589	7%
670-699	592,376	714,779	617,676	529,575	439,050	676,569	3,570,025	16
700-749	1,319,563	1,601,904	1,325,387	1,155,253	944,135	1,324,506	7,670,748	33
Greater than or equal to 750	1,852,069	2,228,077	1,774,675	1,512,573	1,234,842	1,680,993	10,283,229	44
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO Refreshed:
Less than 670	$401,979	$515,901	$475,007	$449,568	$419,308	$717,674	$2,979,437	13%
670-699	582,256	645,422	497,497	397,889	308,607	451,451	2,883,122	13
700-749	1,284,867	1,506,849	1,199,564	994,309	772,205	1,048,808	6,806,602	29
Greater than or equal to 750	1,777,946	2,220,201	1,831,417	1,592,092	1,321,052	1,777,722	10,520,430	45
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

Seasoning(2):
1-12 payments	$2,376,404	$719,158	$705,181	$617,174	$462,946	$470,839	$5,351,702	23%
13-24 payments	—	2,588,702	424,953	305,078	285,513	399,905	4,004,151	17
25-36 payments	—	—	1,862,587	418,048	227,391	394,339	2,902,365	12
37-48 payments	—	—	—	1,457,760	413,508	342,676	2,213,944	10
More than 48 payments	—	—	—	—	1,056,229	1,973,795	3,030,024	13
Not yet in repayment	1,670,644	1,580,513	1,010,764	635,798	375,585	414,101	5,687,405	25
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

2019 gross charge-offs	$(1,697)	$(14,650)	$(29,119)	$(40,576)	$(41,141)	$(81,795)	$(208,978)
2019 recoveries	69	1,016	2,622	4,431	5,175	12,452	25,765
2019 net charge-offs	$(1,628)	$(13,634)	$(26,497)	$(36,145)	$(35,966)	$(69,343)	$(183,213)

Total accrued interest by origination vintage	$116,423	$321,568	$327,002	$261,083	$165,764	$174,318	$1,366,158

______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2019.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
Private Education Loan Delinquencies

The following tables provide information regarding the loan status of our Private Education Loans, by year of origination. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loan Delinquencies by Origination Vintage
	March 31, 2020
	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)	$364,100	$2,109,092	$1,181,737	$804,181	$515,606	$673,761	$5,648,477
Loans in forbearance(2)	4,370	51,418	144,691	180,617	186,362	422,467	989,925
Loans in repayment:
Loans current	454,436	3,020,099	2,422,162	2,162,435	1,999,047	4,458,032	14,516,211
Loans delinquent 31-60 days(3)	1,524	15,771	27,690	40,349	43,630	125,661	254,625
Loans delinquent 61-90 days(3)	—	4,760	15,016	22,286	24,645	69,189	135,896
Loans delinquent greater than 90 days(3)	—	1,983	8,952	13,259	15,260	42,159	81,613
Total Private Education Loans in repayment	455,960	3,042,613	2,473,820	2,238,329	2,082,582	4,695,041	14,988,345
Total Private Education Loans, gross	824,430	5,203,123	3,800,248	3,223,127	2,784,550	5,791,269	21,626,747
Private Education Loans deferred origination costs and unamortized premium/(discount)	4,958	20,484	12,515	9,491	7,960	9,859	65,267
Total Private Education Loans	829,388	5,223,607	3,812,763	3,232,618	2,792,510	5,801,128	21,692,014
Private Education Loans allowance for losses	(59,208)	(369,890)	(275,259)	(234,085)	(195,324)	(382,015)	(1,515,781)
Private Education Loans, net	$770,180	$4,853,717	$3,537,504	$2,998,533	$2,597,186	$5,419,113	$20,176,233

Percentage of Private Education Loans in repayment	55.3%	58.5%	65.1%	69.4%	74.8%	81.1%	69.3%
Delinquencies as a percentage of Private Education Loans in repayment	0.3%	0.7%	2.1%	3.4%	4.0%	5.0%	3.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	1.7%	5.5%	7.5%	8.2%	8.3%	6.2%
_______
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies by Origination Vintage
	December 31, 2019
	2019	2018	2017	2016	2015	2014 and Prior	Total

Loans in-school/grace/deferment(1)	$1,670,644	$1,580,513	$1,010,764	$635,798	$375,585	$414,101	$5,687,405
Loans in forbearance(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in repayment:
Loans current	2,340,221	3,159,878	2,781,132	2,566,815	2,225,721	3,241,884	16,315,651
Loans delinquent 31-60 days(3)	11,152	26,096	44,382	51,656	54,559	100,206	288,051
Loans delinquent 61-90 days(3)	3,087	9,527	17,048	21,161	24,562	45,917	121,302
Loans delinquent greater than 90 days(3)	935	3,850	7,818	12,314	12,946	24,803	62,666
Total Private Education Loans in repayment	2,355,395	3,199,351	2,850,380	2,651,946	2,317,788	3,412,810	16,787,670
Total Private Education Loans, gross	4,047,048	4,888,373	4,003,485	3,433,858	2,821,172	3,995,655	23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	23,661	17,699	13,843	12,304	8,564	5,153	81,224
Total Private Education Loans	4,070,709	4,906,072	4,017,328	3,446,162	2,829,736	4,000,808	23,270,815
Private Education Loans allowance for losses	(3,013)	(19,105)	(44,858)	(71,598)	(80,974)	(154,752)	(374,300)
Private Education Loans, net	$4,067,696	$4,886,967	$3,972,470	$3,374,564	$2,748,762	$3,846,056	$22,896,515

Percentage of Private Education Loans in repayment	58.2%	65.4%	71.2%	77.2%	82.2%	85.4%	72.4%
Delinquencies as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.3%	4.8%	5.2%	5.2%	4.7%	4.1%

______
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores, loan seasoning, and loan delinquency status. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following tables highlights the gross principal balance of our Personal Loan portfolio, by year of origination, stratified by key credit quality indicators.

	Personal Loans Credit Quality Indicators
	March 31, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	Total(1)	% of Balance

FICO at Origination:
Less than 670	$—	$7,501	$26,745	$5,072	$—	$39,318	4%
670-699	—	70,479	128,797	21,295	47	220,618	25
700-749	40	195,857	215,424	37,261	456	449,038	50
Greater than or equal to 750	—	91,012	84,726	14,708	284	190,730	21
Total	$40	$364,849	$455,692	$78,336	$787	$899,704	100%

Seasoning(2):
1-12 payments	$40	$331,474	$400	$—	$—	$331,914	37%
13-24 payments	—	33,375	393,608	6	—	426,989	48
25-36 payments	—	—	61,684	76,924	—	138,608	15
37-48 payments	—	—	—	1,406	787	2,193	—
More than 48 payments	—	—	—	—	—	—	—
Not yet in repayment	—	—	—	—	—	—	—
Total	$40	$364,849	$455,692	$78,336	$787	$899,704	100%

Current period gross charge-offs	$—	$(2,885)	$(13,758)	$(2,563)	$(41)	$(19,247)
Current period recoveries	—	15	1,127	389	11	1,542
Current period net charge-offs	$—	$(2,870)	$(12,631)	$(2,174)	$(30)	$(17,705)

Total accrued interest by origination vintage	$—	$3,161	$3,443	$414	$3	$7,021
______
(1)Balance represents gross Personal Loans.
(2)Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Personal Loans Credit Quality Indicators
	December 31, 2019
Year of Origination	2019(1)	2018(1)	2017(1)	2016(1)	Total(1)	% of Balance

FICO at Origination:
Less than 670	$8,315	$32,021	$7,030	$1	$47,367	4%
670-699	77,746	152,909	28,384	59	259,098	25
700-749	217,642	255,374	48,254	586	521,856	50
Greater than or equal to 750	101,073	100,480	18,795	338	220,686	21
Total	$404,776	$540,784	$102,463	$984	$1,049,007	100%

Seasoning(2):
1-12 payments	$404,776	$65,164	$—	$—	$469,940	45%
13-24 payments	—	475,620	29,698	—	505,318	48
25-36 payments	—	—	72,765	984	73,749	7
37-48 payments	—	—	—	—	—	—
More than 48 payments	—	—	—	—	—	—
Not yet in repayment	—	—	—	—	—	—
Total	$404,776	$540,784	$102,463	$984	$1,049,007	100%

2019 gross charge-offs	$(2,350)	$(58,134)	$(13,693)	$(136)	$(74,313)
2019 recoveries	48	3,397	1,722	39	5,206
2019 net charge-offs	$(2,302)	$(54,737)	$(11,971)	$(97)	$(69,107)

Total accrued interest by origination vintage	$3,431	$4,166	$572	$5	$8,174
______
(1)Balance represents gross Personal Loans.
(2)Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
Personal Loan Delinquencies

The following tables provides information regarding the loan status of our Personal Loans, by vintage.

	Personal Loan Delinquencies by Origination Vintage
	March 31, 2020
	2020	2019	2018	2017	2016	Total	% of Balance

Loans in Forbearance	$—	$12,380	$7,137	$—	$—	$19,517
Loans in repayment:
Loans current	40	346,123	433,664	76,188	787	856,802	97.4%
Loans delinquent 31-60 days(1)	—	3,321	7,448	810	—	11,579	1.3
Loans delinquent 61-90 days(1)	—	991	2,663	701	—	4,355	0.5
Loans delinquent greater than 90 days(1)	—	2,034	4,781	636	—	7,451	0.8
Total Personal Loans in repayment	40	352,469	448,556	78,335	787	880,187	100.0%
Total Personal Loans, gross	40	364,849	455,693	78,335	787	899,704
Personal Loans deferred origination costs and unamortized premium/(discount)	—	335	78	—	—	413
Total Personal Loans	40	365,184	455,771	78,335	787	900,117
Personal Loans allowance for loan losses	(6)	(51,280)	(89,194)	(12,110)	(83)	(152,673)
Personal Loans, net	$34	$313,904	$366,577	$66,225	$704	$747,444

Delinquencies as a percentage of Personal Loans in repayment	—%	1.8%	3.3%	2.7%	—%	2.6%

_______
(1)The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Personal Loan Delinquencies by Origination Vintage
	December 31, 2019
	2019	2018	2017	2016	Total	% of Balance

Loans in Forbearance	$—	$—	$—	$—	$—
Loans in repayment:
Loans current	400,216	522,778	99,581	942	1,023,517	97.6%
Loans delinquent 31-60 days(1)	2,164	6,213	1,045	13	9,435	0.9
Loans delinquent 61-90 days(1)	1,074	5,148	943	7	7,172	0.7
Loans delinquent greater than 90 days(1)	1,322	6,645	895	21	8,883	0.8
Total Personal Loans in repayment	404,776	540,784	102,464	983	1,049,007	100.0%
Total Personal Loans, gross	404,776	540,784	102,464	983	1,049,007
Personal Loans deferred origination costs and unamortized premium/(discount)	380	133	—	—	513
Total Personal Loans	405,156	540,917	102,464	983	1,049,520
Personal Loans allowance for loan losses	(21,589)	(37,492)	(6,722)	(74)	(65,877)
Personal Loans, net	$383,567	$503,425	$95,742	$909	$983,643

Delinquencies as a percentage of Personal Loans in repayment	1.1%	3.3%	2.8%	4.2%	2.4%

_______
(1)The period of delinquency is based on the number of days scheduled payments are contractually past due.

 Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest on loans making full interest payments. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school. The allowance for this portion of interest is included in our loan loss reserve. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due Private Education Loan portfolio for all periods presented.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

March 31, 2020	$1,258,751	$3,127	$3,479
December 31, 2019	$1,366,158	$2,390	$5,309

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
5. Deposits

The following table summarizes total deposits at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Deposits - interest bearing	$24,443,963	$24,282,906
Deposits - non-interest bearing	1,651	1,077
Total deposits	$24,445,614	$24,283,983

Our total deposits of $24.4 billion were comprised of $13.7 billion in brokered deposits and $10.7 billion in retail and other deposits at March 31, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of March 31, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”) and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of March 31, 2020 and December 31, 2019.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended March 31, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
Interest bearing deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020		December 31, 2019
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,561,715	1.74%	$9,616,547	2.04%
Savings	752,357	1.44	718,616	1.71
Certificates of deposit	14,129,891	1.95	13,947,743	2.44
Deposits - interest bearing	$24,443,963		$24,282,906
____________
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2020, and December 31, 2019, there were $1.1 billion and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $82 million and $68 million at March 31, 2020 and December 31, 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
6. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,362	$198,362	$—	$198,159	$198,159
Total unsecured borrowings	—	198,362	198,362	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,912,346	2,912,346	—	2,629,902	2,629,902
Variable-rate	—	1,597,328	1,597,328	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,509,674	4,509,674	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,509,674	4,509,674	289,230	4,155,878	4,445,108
Total	$—	$4,708,036	$4,708,036	$289,230	$4,354,037	$4,643,267

Short-term Borrowings
Secured Borrowing Facility
On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur). At March 31, 2020, there were no borrowings outstanding under the Secured Borrowing Facility and at December 31, 2019, there were $289 million borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings

Secured Financings
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Borrowings (Continued)
month LIBOR plus 0.88 percent. At March 31, 2020, $665 million of our Private Education Loans, including $622 million of principal and $43 million in capitalized interest, were encumbered because of this transaction.

Secured Financings at Issuance
The following summarizes our secured financings issued in 2019 and through March 31, 2020:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2019-A	March 2019	$453,000	1-month LIBOR plus 0.92%	4.26
2019-B	June 2019	657,000	1-month LIBOR plus 1.01%	4.41
Total notes issued in 2019		$1,110,000

Total loan and accrued interest amount securitized at inception in 2019		$1,208,963

2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
Total notes issued in 2020		$636,000

Total loan and accrued interest amount securitized at inception in 2020		$676,089
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,509,674	$4,509,674	$5,594,488	$172,546	$370,795	$6,137,829
Secured Borrowing Facility	—	—	—	—	9,316	1,835	11,151
Total	$—	$4,509,674	$4,509,674	$5,594,488	$181,862	$372,630	$6,148,980
____
(1) Other assets primarily represent accrued interest receivable.

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

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $2.4 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2020 or in the year ended December 31, 2019.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
7. Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 10, “Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2020, $9.3 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.2 percent and 4.8 percent respectively, of our total notional derivative contracts of $9.8 billion at March 31, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2020 was $(268) million and $24 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $96 million and $52 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2020 and December 31, 2019, and their impact on earnings and other comprehensive income for the three months ended March 31, 2020 and 2019. Please refer to Note 10, “Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2020	2019	2020	2019	2020	2019	2020	2019
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$715	$2,902	$—	$751	$—	$3,653	$715
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(275)	—	—	(896)	—	(268)	(275)	(1,164)
Total net derivatives		$(275)	$715	$2,902	$(896)	$751	$(268)	$3,378	$(449)
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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Gross position(1)	$3,653	$715	$(275)	$(1,164)
Impact of master netting agreement	(222)	(519)	222	519
Derivative values with impact of master netting agreements (as carried on balance sheet)	3,431	196	(53)	(645)
Cash collateral pledged(2)	92,969	52,564	—	—
Net position	$96,400	$52,760	$(53)	$(645)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Notional Values

Interest rate swaps	$1,117,945	$1,150,518	$5,193,323	$5,031,429	$3,452,241	$3,744,917	$9,763,509	$9,926,864

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)
As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019

Deposits	$(5,391,335)	$(5,085,426)	$(206,396)	$(63,148)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended March 31,
	2020	2019

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$4,623	$(3,827)
Hedged items recorded in interest expense	(143,248)	(23,986)
Derivatives recorded in interest expense	144,183	23,888
Total	$5,558	$(3,925)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1,528)	$1,296
Total	$(1,528)	$1,296

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$42,312	$4,202
Total	42,312	4,202
Total	$46,342	$1,573

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
	2020	2019

Amount of loss recognized in other comprehensive income (loss)	$(47,222)	$(12,821)
Less: amount of gain (loss) reclassified in interest expense	(1,528)	1,296
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(45,694)	$(14,117)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $18 million will be reclassified as an increase to interest expense.
Cash Collateral
As of March 31, 2020, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at March 31, 2020 and December 31, 2019, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $93 million and $53 million at March 31, 2020 and December 31, 2019, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
8. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2020	2019
Common stock repurchased under repurchase program(1)(2)	47,736,847	5,435,476
Average purchase price per share(3)	$9.66	$11.04
Shares repurchased related to employee stock-based compensation plans(4)	1,105,119	1,289,391
Average purchase price per share	$10.98	$10.95
Common shares issued(5)	2,837,562	3,470,664

__________________
(1)  Common shares purchased under our share repurchase programs. $75 million of capacity under the 2020 Share Repurchase Program remained available as of March 31, 2020.
(2)  For the three months ended March 31, 2020, the amount includes 44.9 million shares related to the initial delivery of shares under our accelerated share repurchase agreement, described below.
(3) Average purchase price per share includes purchase commission costs.
(4) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2020 was $7.19.

Dividend and Share Repurchases

In both March 2020 and 2019, we paid a common stock dividend of $0.03 per common share.

The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. Under the 2019 Share Repurchase Program, we repurchased 3 million shares of common stock for $33 million in the three months ended March 31, 2020 and 5 million shares of common stock for $60 million in the three months ended March 31, 2019. We have now utilized all capacity under the 2019 Share Repurchase Program.

On January 22, 2020, we announced a new share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.

On March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we purchased $525 million of our outstanding common stock. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock to be delivered to us will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock trade during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. At settlement, the third-party financial institution may be obligated to deliver additional shares of common stock to us or we may be obligated to make delivery of common stock or a cash payment to them, at our option. The transactions are

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders’ Equity (Continued)
accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We expect final settlement of the share repurchases under the ASR to occur before or during the first quarter of 2021.

Under the 2020 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers or other similar transactions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
9. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Numerator:
Net income	$362,173	$158,189
Preferred stock dividends	3,464	4,468
Net income attributable to SLM Corporation common stock	$358,709	$153,721
Denominator:
Weighted average shares used to compute basic EPS	409,786	434,574
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,969	3,674
Weighted average shares used to compute diluted EPS	412,755	438,248

Basic earnings per common share attributable to SLM Corporation	$0.88	$0.35

Diluted earnings per common share attributable to SLM Corporation	$0.87	$0.35

    ________________

(1)  Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)   For the three months ended March 31, 2020 and 2019, securities covering approximately 2 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
10. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2019 Form 10-K.

During the three months ended March 31, 2020, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$538,742	$75,840	$614,582	$—	$487,669	$—	$487,669
Derivative instruments	—	3,653	—	3,653	—	715	—	715
Total	$—	$542,395	$75,840	$618,235	$—	$488,384	$—	$488,384

Liabilities
Derivative instruments	$—	$(275)	$—	$(275)	$—	$(1,164)	$—	$(1,164)
Total	$—	$(275)	$—	$(275)	$—	$(1,164)	$—	$(1,164)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2020			December 31, 2019
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$21,826,300	$20,176,233	$1,650,067	$24,988,941	$22,896,515	$2,092,426
FFELP Loans	755,449	764,771	(9,322)	795,055	783,816	11,239
Personal Loans	851,750	747,444	104,306	1,047,119	983,643	63,476
Credit Cards	6,959	7,403	(444)	3,818	3,818	—
Cash and cash equivalents	7,292,929	7,292,929	—	5,563,877	5,563,877	—
Trading investments	11,360	11,360	—	—	—	—
Available-for-sale investments	614,582	614,582	—	487,669	487,669	—
Accrued interest receivable	1,291,972	1,281,746	10,226	1,491,471	1,392,725	98,746
Tax indemnification receivable	27,727	27,727	—	27,558	27,558	—
Derivative instruments	3,653	3,653	—	715	715	—
Total earning assets	$32,682,681	$30,927,848	$1,754,833	$34,406,223	$32,140,336	$2,265,887
Interest-bearing liabilities:
Money-market and savings accounts	$10,360,970	$10,314,072	$(46,898)	$10,363,691	$10,335,163	$(28,528)
Certificates of deposit	14,202,601	14,129,891	(72,710)	14,065,007	13,947,743	(117,264)
Short-term borrowings	—	—	—	289,230	289,230	—
Long-term borrowings	4,572,625	4,708,036	135,411	4,434,323	4,354,037	(80,286)
Accrued interest payable	93,768	93,768	—	75,158	75,158	—
Derivative instruments	275	275	—	1,164	1,164	—
Total interest-bearing liabilities	$29,230,239	$29,246,042	$15,803	$29,228,573	$29,002,495	$(226,078)

Excess of net asset fair value over carrying value			$1,770,636			$2,039,809

Please refer to Note 14, “Fair Value Measurements” in our 2019 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
11. Regulatory Capital

Sallie Mae Bank (the “Bank”) is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions (“UDFI”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

U.S. Basel III is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, have been phased in over several years.

The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.

To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. Under this interim final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact, from January 1, 2020 through the end of the two-year deferral period, of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,112,763	12.4%	$1,757,168	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,112,763	12.4%	$2,133,704	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,428,154	13.7%	$2,635,752	>	10.5%
Tier 1 Capital (to Average Assets)	$3,112,763	9.4%	$1,326,107	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,284,642	>	4.0%

________________
(1)  Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2) The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $541 million in dividends to the Company for the three months ended March 31, 2020, and $85 million in dividends for the three months ended March 31, 2019. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
12. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2020, we had $450 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At March 31, 2020, we had a $30 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” for additional information.
Regulatory Matters
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. The court heard oral argument on the Bank’s motion to dismiss on April 11, 2019. On August 15, 2019, the court entered an order denying the Bank’s motion to dismiss. On September 5, 2019, the Bank filed with the Supreme Court of Mississippi a petition for interlocutory appeal. The Mississippi Attorney General filed an opposition to the petition for interlocutory appeal on September 19, 2019. On October 16, 2019, the Supreme Court of Mississippi granted the Bank’s petition for interlocutory appeal and stayed the trial court proceedings. The Mississippi Attorney General has since agreed to dismiss with prejudice all claims against the Bank in the underlying case. On March 31, 2020, the Mississippi Attorney General and the Bank filed a Joint Motion to Dismiss Interlocutory Appeal with the Supreme Court of Mississippi. On April 10, 2020, the Mississippi Attorney General filed with the trial court a Notice of Voluntary Dismissal with Prejudice as to the Bank.
For additional information regarding our regulatory matters, see Note 18, “Commitments, Contingencies and Guarantees” in our 2019 Form 10-K.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of April 22, 2020 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020) (the “2019 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2019 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks and uncertainties; the Company’s 2020 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, earnings and balance sheet position; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2019 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for loan losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is what management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this Form 10-Q for the quarter ended March 31, 2020 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the respiratory disease caused by a novel coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and the states have implemented various containment efforts, including lockdowns on non-essential businesses. Economists expect that the impact of COVID-19 on the U.S. economy will be significant during the remainder of 2020. We used Moody’s Analytics economic forecasts as of March 31, 2020 in estimating the losses on our loan portfolio; however, more recent forecasts of economic conditions appear to have worsened. As the economic impact of the COVID-19 pandemic becomes clearer as the year progresses, we could see significant changes in our allowance for loan losses. As the largest private student lender in the U.S., we, along with our customers and employees, are feeling the impact of COVID-19. In response to COVID-19, we have implemented efforts to safeguard our workforce as well as to help our customers in this time of crisis. The following discussion highlights how we are responding and the expected impacts of COVID-19 on our business.
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. While we have highlighted below how we have responded to the pandemic and described its financial impact, there is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Accordingly, the information below should be read in conjunction with our COVID-19 Pandemic risk factor. See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this quarterly report on Form 10-Q for risks associated with COVID-19. See also Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K. In addition, see the forward-looking and cautionary statements discussion above. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the 2019 Form 10-K and this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020.
Customers and Credit Performance
COVID-19 is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, we are anticipating higher levels of financial hardship for our customers, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels. We maintain an allowance for credit losses that incorporates multiple economic scenarios. The process for determining our allowance contemplates material external factors that may require management adjustments.
Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. In accordance with regulatory guidance that encourages lenders to work constructively with borrowers who have been impacted by COVID-19, we have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile and self-service channels such as chat and IVR. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but will not be added to the loan balance until the end of the loan term. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. This program is applied across our Private Education Loan and Personal Loan portfolios.
We have observed a significant increase in the use of disaster forbearance as businesses have closed in accordance with broadly adopted ‘shelter at home’ policies and unemployment has risen. While the pandemic persists, we expect to see corresponding reductions in the usage of other payment programs, given the availability of the disaster forbearance. Additionally, we expect to see lower usage of automatic direct debit payments as customers manage the uncertainty associated with the pandemic. For customers experiencing financial hardship unrelated to COVID-19, our normal collection efforts and programs are in place.
We previously disclosed that, beginning in the second quarter of 2020, we planned to revise our credit administration practices to phase in (i) a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives (with exceptions for forbearances granted during the first six months following a customer’s grace period and exceptions for contractual interest rate reductions), and (ii) a limitation on the participation of delinquent customers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also disclosed that prior to full implementation of the planned credit administration practices changes, which we originally expected to have been completed by year-end 2020, we planned to conduct a controlled testing program on randomly selected customers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. We commenced the testing in October 2019 for some of the planned changes. We have postponed implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship.
We sent all our customers an email explaining their self-serve options and how to contact us if they need assistance. We are also regularly updating www.SallieMae.com/coronavirus with the latest information on how our customers can access their account and get assistance or payment relief, if needed. We expect that, as the economic impact of COVID-19 evolves, we will continue to evaluate the measures we have put in place to assist our customers during this unprecedented challenge. We continue to adapt and evolve our customer care and collections practices to meet the needs of our customers.
Employees
Our employees have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely and, in some cases, with new tools and technology to learn and support that work. Our goal has been to support our people during the present uncertainty while remaining focused on meeting the needs of our customers and business continuity. Early in the crisis, we provided employees with information about best practices to prevent the spread of COVID-19 and other viruses or illnesses. We recommended non-customer facing employees work from home and reduced the density and provided space for us to implement social distancing protocols for the employees who were required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.
To further protect the health and welfare of our employees and respond to their individual circumstances, we have provided additional wellness assistance. For employees who were required to work in our offices, we provided up to five additional days of paid time off for illness or to resolve family issues. We have also encouraged employees who potentially have been exposed to COVID-19 to self-quarantine for 14 days while we continue to pay them. To ease access to medical assistance, we are waiving co-payments for COVID-19 testing and telemedicine for those employees enrolled in our health insurance plans.
Operations
We have robust pandemic and business continuity plans that include our business units and technology environments. When COVID-19 advanced to a pandemic, we activated our business continuity plan (the “Plan”). As an element of the Plan, we activated our Executive Crisis Management Team (“ECMT”), a group of the senior most managers across the enterprise. The ECMT directed a series of activities to address the health and safety of our workforce, to assist customers, to sustain business operations and to address our management of other ongoing pandemic activities.
In response to a growing infected population across the United States, we executed plans for social-distancing in our facilities and implemented work-from-home contingencies. As the virus spread, we created remote-working capabilities for our call center agents. We also completed a series of additional steps to appropriately ensure compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our customers’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our staff.
In addition, we quickly trained more customer service agents on our chat functionality to increase their ability to work efficiently in a work-from-home environment, and we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts, make or postpone payments, and request hardship relief all on a self-service basis.
There has been a modest decline in productivity as our people adjust to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity should improve as our people adjust to this significant change in work environment. The level and ability of our employees to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, or if there are interruptions in the internet infrastructure where our employees live or if our internet service providers are otherwise adversely affected.
Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts and the activities that occurred in the first quarter of 2020, described below, we currently believe our liquidity position is stable and we expect to be able to fund our business operations in 2020. However, because of disruptions in the capital markets, we have implemented our Contingency Funding Plan, which entails monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as banks and in guaranteed securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We are currently seeing similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate of the expected downturn. If circumstances surrounding COVID-19 continue to change in a significantly adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.
Regulatory agencies have also provided regulatory capital relief to financial institutions as a result of the crisis. See “ — Financial Results” for additional discussion regarding the regulatory relief.
2020-A Securitization
On February 12, 2020, we executed the $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1- month LIBOR plus 0.88 percent.
Amended and Increased Secured Borrowing Facility
On February 19, 2020, we amended and extended the maturity of our Secured Borrowing Facility, discussed in Note 6, “Borrowings.” The amended Secured Borrowing Facility is a $2 billion Secured Borrowing Facility (previously $750 million before the amendment), under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur).
2020 Loan Sales
In the first quarter of 2020, we sold $3.1 billion of our Private Education Loans, including $2.9 billion of principal and $199 million in capitalized interest, as well as $12 million in accrued interest to unaffiliated third parties. There were VIEs created in the execution of certain of these loans sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates, and we recognized a $239 million gain from the sale of these loans. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales.

Share Repurchase Programs and Common Stock Dividends
Under the 2019 Share Repurchase Program, we repurchased 3 million shares in the first quarter of 2020 with the $33 million of remaining capacity under the 2019 Share Repurchase Program that was available as of December 31, 2019.
On January 22, 2020, we announced the 2020 Share Repurchase Program, which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
On March 10, 2020, we entered into an ASR with a third-party financial institution under which we purchased $525 million of our outstanding common stock. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock to be delivered to us will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock trade during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. At settlement, the third-party financial institution may be obligated to deliver additional shares of common stock to us or we may be obligated to make delivery of common stock or a cash payment to them, at our option. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We expect final settlement of the share repurchases under the ASR to occur before or during the first quarter of 2021.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs. The Bank declared $541 million in dividends for the quarter ended March 31, 2020, with the proceeds primarily used to fund the 2020 Share Repurchase Program and stock dividends.
Regulatory
We are regulated by the FDIC, the UDFI and the Consumer Financial Protection Bureau. These agencies have encouraged regulated entities to work constructively with customers affected by COVID-19 and have provided guidance regarding loan modifications.
The federal banking regulators have stated that working with customers who are current on existing loans, either individually or as part of a program for creditworthy customers who are experiencing short-term financial or operational problems as a result COVID-19, generally would not be considered TDRs. For modification programs, such as forbearance, designed to provide temporary relief for current customers affected by COVID-19, we may presume that customers who are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
In addition, the regulators have indicated their examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk-rate credits that are affected by COVID-19, including those considered TDRs. Regardless of whether modifications result in loans being considered TDRs or adversely classified, bank examiners have indicated they will not criticize prudent efforts to modify the terms of existing loans to affected customers.
We have briefed our regulators on the actions taken to date, including the vast majority of our employees working from home and the exceptions we have granted to our existing policies, and on privacy and security issues and how these risks have been mitigated in a work-from-home environment.
Community
We understand that the communities in which our employees live, work, and serve are also suffering financial distress as a result of COVID-19. Due to the growing needs of our neighbors, many of the organizations in place to provide assistance are overburdened. In March 2020, The Sallie Mae Fund donated a total of $1 million to local food banks in states home to Sallie Mae facilities. Each of the five organizations received a $200,000 grant from The Sallie Mae Fund to support emergency response efforts to combat food insecurity for those in the community impacted by the COVID-19 pandemic.
Financial Results
We estimate that the expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $153 million. Offsetting the increase in the provision for credit losses was a $162 million negative provision for credit losses from the sale of $3.1 billion in loans in the first quarter of 2020. Higher forbearance rates in the first quarter of 2020 compared with the year-ago period are primarily a result of our working with customers affected by COVID-19. The use of forbearance in our Private Education Loan portfolio increased to 6.2 percent at March 31, 2020 compared with 3.8 percent at March 31, 2019.
Colleges, universities, and trades schools have largely moved to on-line classes for their students. It is unclear at this time whether schools will be back to on-campus learning beginning with the 2020/2021 academic year. Our application volumes have begun to decrease and our current expectation is that our Private Education Loan origination volumes will decline in 2020 compared with 2019 originations. The magnitude of the expected decline in originations depends upon many factors, including the economic impact caused by the pandemic coupled with uncertainty regarding on-line versus in person classes.
On March 27, 2020, President Trump signed into law the CARES Act, which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.
We have elected to suspend TDR accounting for modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) December 31, 2020.
On March 27, 2020, the federal banking agencies, published an interim final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years and then phase-in some of the regulatory capital impact of the implementation of CECL. We have elected to use this option. Under this interim final rule, because we have elected to use the deferal option the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact from January 1, 2020 through the end of the two-year deferral period, of CECL on our allowance for loan lossses, retained earnings and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At March 31, 2020, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Current Period	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	Adjustments	March 31, 2020

Retained earnings	$952,639	$(43)	$952,596
Allowance for loan losses	1,143,053	22,090	1,165,143
Liability for unfunded commitments	115,758	(22,133)	93,625
Deferred tax asset	306,171	—	306,171

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2020	2019

Net income attributable to SLM Corporation common stock	$358,709	$153,721
Diluted earnings per common share attributable to SLM Corporation	$0.87	$0.35
Weighted average shares used to compute diluted earnings per share	412,755	438,248
Return on assets(1)	4.6%	2.4%

Other Operating Statistics
Ending Private Education Loans, net	$20,176,233	$21,576,534
Ending FFELP Loans, net	764,771	829,203
Ending total education loans, net	$20,941,004	$22,405,737

Ending Personal Loans, net	$747,444	$1,092,649
Ending Credit Cards, net	$7,403	$—

Average education loans	$24,279,170	$22,570,776
Average Personal Loans	$973,671	$1,176,466
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2020.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, allowance for loan losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%
Interest income:
Loans	$555	$553	$2	—%
Investments	3	1	2	200
Cash and cash equivalents	17	12	5	42
Total interest income	575	566	9	2
Total interest expense	175	164	11	7
Net interest income	400	402	(2)	—
Less: provisions for credit losses	61	64	(3)	(5)
Net interest income after provisions for credit losses	339	338	1	—
Non-interest income:
Gains on sales of loans, net	239	—	239	100
Gains on derivatives and hedging activities, net	46	3	43	1,433
Other income	7	13	(6)	(46)
Total non-interest income	292	16	276	1,725
Non-interest expenses:
Total non-interest expenses	147	140	7	5
Income before income tax expense	484	214	270	126
Income tax expense	121	56	65	116
Net income	362	158	204	129
Preferred stock dividends	3	4	(1)	(25)
Net income attributable to SLM Corporation common stock	$359	$154	$205	133%
Basic earnings per common share attributable to SLM Corporation	$0.88	$0.35	$0.53	151%
Diluted earnings per common share attributable to SLM Corporation	$0.87	$0.35	$0.52	149%
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.03	$—	—

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
For the three months ended March 31, 2020, net income was $362 million, or $0.87 diluted earnings per common share, compared with net income of $158 million, or $0.35 diluted earnings per common share, for the three months ended March 31, 2019.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $2 million in the current quarter compared with the year-ago quarter primarily due to a 120 basis point decrease in the net interest margin. The decrease in net interest margin was caused primarily by the yield on our Private Education Loans declining by 64 basis points while our cost of funds declined by 40 basis points, and a $3.9 billion increase in average cash and other short-term investments, which was offset by a $1.5 billion increase in average loans outstanding. The increase in our cash and cash equivalents balance was associated with our efforts to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The overall impact of the increased liquidity in the first-quarter 2020 reduced the net interest margin by approximately $5 million compared with the year-ago quarter.
•Provisions for credit losses in the current quarter decreased by $3 million compared with the year-ago quarter. This decrease was primarily due to the sale of $3.1 billion of loans in the first quarter of 2020, which resulted in a negative provision of $162 million and offset higher than expected losses due to the COVID-19 pandemic. We estimate that the expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $153 million in the current quarter. In addition, we adopted CECL in the first quarter of 2020 which requires a life of loan allowance. Prior to the adoption of CECL, the estimate for the allowance for loan losses used a 12-month loss emergence period.
•Gains on derivatives and hedging activities, net, was a net gain of $46 million in the first quarter of 2020 compared with a net gain of $3 million in the year-ago quarter. The increase was driven by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges but are economic hedges to increase in value.
•Gains on sales of loans, net were $239 million in the first quarter of 2020 as a result of the sale of $3.1 billion in principal and $12 million in accrued interest of Private Education Loans to unaffiliated third parties. There were no loan sales in the year-ago quarter.
•Other income was $7 million in the first quarter of 2020 compared with other income of $13 million in the year-ago quarter. The decrease of $6 million in the first quarter of 2020 was due to a $4 million increase in the tax indemnification receivable related to uncertain tax positions recorded in the first quarter of 2019 and lower Upromise revenue.
•First-quarter 2020 non-interest expenses were $147 million, compared with $140 million in the year-ago quarter. The increase in non-interest expenses was primarily driven by severance costs related to the departure of our Chief Executive Officer announced in the first quarter of 2020 and higher costs related to managed portfolio growth.
•First-quarter 2020 income tax expense was $121 million, compared with $56 million in the year-ago quarter. Our effective income tax rate decreased to 25.1 percent in the first quarter of 2020 from 26.2 percent in the year-ago quarter. The decrease in the effective tax rate in the first quarter of 2020 was primarily driven by a $4 million increase in indemnified uncertain tax positions recorded in the first quarter of 2019. This amount was fully offset by a corresponding increase in our indemnification receivable, which was recorded in other income. Absent this item, the effective tax rate for the first quarter of 2019 would have been 24.9 percent.

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
“Core Earnings” are not a substitute for reported results under GAAP. We provide a “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation, and (ii) we believe it better reflects the financial results for those derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “Gains on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Unrealized gains on instruments not in a hedging relationship	$42,312	$4,202
Interest reclassification	3,360	(1,439)
Gains on derivatives and hedging activities, net	$45,672	$2,763

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019

“Core Earnings” adjustments to GAAP:

GAAP net income	$362,173	$158,189
Preferred stock dividends	3,464	4,468
GAAP net income attributable to SLM Corporation common stock	$358,709	$153,721

Adjustments:
Net impact of derivative accounting(1)	(42,312)	(4,202)
Net tax expense (benefit)(2)	(10,330)	(1,027)
Total “Core Earnings” adjustments to GAAP	(31,982)	(3,175)

“Core Earnings” attributable to SLM Corporation common stock	$326,727	$150,546

GAAP diluted earnings per common share	$0.87	$0.35
Derivative adjustments, net of tax	(0.08)	(0.01)
“Core Earnings” diluted earnings per common share	$0.79	$0.34
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Provisions for credit losses	$61,258	$63,790
Total portfolio net charge-offs	$(61,431)	$(48,456)

In 2020, we began to evaluate management’s performance internally using a measure that starts with “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$23,502,844	8.86%	$21,732,826	9.50%
FFELP Loans	776,326	4.29	837,950	4.94
Personal Loans	973,671	12.11	1,176,466	11.81
Taxable securities	506,883	2.03	188,538	3.05
Cash and other short-term investments	5,919,801	1.16	2,033,492	2.31
Total interest-earning assets	31,679,525	7.30%	25,969,272	8.85%

Non-interest-earning assets	291,609		1,164,857

Total assets	$31,971,134		$27,134,129

Average Liabilities and Equity
Brokered deposits	$13,709,268	2.33%	$10,540,219	2.72%
Retail and other deposits	10,632,054	2.11	8,915,526	2.51
Other interest-bearing liabilities(1)	4,876,861	3.27	4,270,252	3.63
Total interest-bearing liabilities	29,218,183	2.41%	23,725,997	2.81%

Non-interest-bearing liabilities	212,835		395,974
Equity	2,540,116		3,012,158
Total liabilities and equity	$31,971,134		$27,134,129

Net interest margin		5.08%		6.28%

_________________
(1)  Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2020 vs. 2019
Interest income	$8,480	$(110,310)	$118,790
Interest expense	10,645	(25,137)	35,782
Net interest income	$(2,165)	$(85,197)	$83,032

          _________________
(1)  Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loan Portfolio
Ending Loan Balances, net

	March 31, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Total loan portfolio:
In-school(1)	$4,277,928	$101	$—	$—	$4,278,029
Grace, repayment and other(2)	17,348,819	766,853	899,704	7,234	19,022,610
Total, gross	21,626,747	766,954	899,704	7,234	23,300,639
Deferred origination costs and unamortized premium/(discount)	65,267	2,113	413	743	68,536
Allowance for loan losses	(1,515,781)	(4,296)	(152,673)	(574)	(1,673,324)
Total loan portfolio, net	$20,176,233	$764,771	$747,444	$7,403	$21,695,851

% of total	93%	4%	3%	—%	100%
____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

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
        ____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2020		2019
Private Education Loans	$23,502,844	93%	$21,732,826	92%
FFELP Loans	776,326	3	837,950	3
Personal Loans	973,671	4	1,176,466	5
Total portfolio	$25,252,841	100%	$23,747,242	100%

Loan Activity

	Three Months Ended March 31, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Acquisitions and originations:
Fixed-rate	1,468,698	—	41	—	1,468,739
Variable-rate	833,672	—	—	7,762	841,434
Total acquisitions and originations	2,302,370	—	41	7,762	2,310,173
Capitalized interest and deferred origination cost premium amortization	117,877	7,411	(100)	(71)	125,117
Sales	(2,925,478)	—	—	—	(2,925,478)
Loan consolidations to third-parties	(465,349)	(5,709)	—	—	(471,058)
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Allowance	(80,652)	189	(7,612)	(284)	(88,359)
Repayments and other	(608,220)	(18,084)	(149,345)	(3,634)	(779,283)
Ending balance	$20,176,233	$764,771	$747,444	$7,403	$21,695,851

	Three Months Ended March 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	1,443,953	—	120,890	1,564,843
Variable-rate	688,781	—	—	688,781
Total acquisitions and originations	2,132,734	—	120,890	2,253,624
Capitalized interest and deferred origination cost premium amortization	121,105	7,432	(58)	128,479
Sales	—	—	—	—
Loan consolidations to third-parties	(386,149)	(8,031)	—	(394,180)
Allowance	(8,003)	(783)	(8,418)	(17,204)
Repayments and other	(577,996)	(17,304)	(147,952)	(743,252)
Ending balance	$21,576,534	$829,203	$1,092,649	$23,498,386
“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at March 31, 2020 increased by 3 percent compared with March 31, 2019, and now total 45 percent of our Private Education Loan portfolio at March 31, 2020.

“Loan consolidations to third-parties” for the three months ended March 31, 2020 total 5.1 percent of our Private Education Loan portfolio in full principal and interest repayment status at March 31, 2020, or 2.3 percent of our total Private Education Loan portfolio at March 31, 2020, compared with the year-ago period of 4.4 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.8 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

Historically, voluntary repayments, including loan consolidations, decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we have seen a slight decrease in these in March 2020 as a result of the COVID-19 pandemic and we expect this trend to continue throughout the remainder of this year, the magnitude of this change is uncertain at this time.
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended March 31,
(Dollars in thousands)	2020	%	2019	%
Smart Option - interest only(1)	$522,432	23%	$480,712	23%
Smart Option - fixed pay(1)	656,594	29	594,461	28
Smart Option - deferred(1)	880,581	38	819,793	38
Smart Option - principal and interest	3,245	—	3,958	—
Graduate Loan	188,820	8	181,678	9
Parent Loan	49,228	2	50,466	2
Total Private Education Loan originations	$2,300,900	100%	$2,131,068	100%

Percentage of loans with a cosigner	88.1%		88.6%
Average FICO at approval(2)	746		747

_____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2019 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$341,121
Day 1 adjustment for adoption of CECL	1,060,830	2,852	79,183	188	1,143,053	—	—	—	—
Transfer from unfunded commitment liability	142,075	—	—	—	142,075	—	—	—	—
Less:
Charge-offs	(51,469)	(226)	(19,247)	(7)	(70,949)	(39,577)	(234)	(15,251)	(55,062)
Plus:
Recoveries	7,976	—	1,542	—	9,518	5,697	—	909	6,606
Provision for loan losses:
Provision, current period	143,862	37	25,318	291	169,508	41,883	1,017	22,760	65,660
Loan sale provision reduction	(161,793)	—	—	—	(161,793)	—	—	—	—
Total provision for loan losses(1)	(17,931)	37	25,318	291	7,715	41,883	1,017	22,760	65,660
Ending balance	$1,515,781	$4,296	$152,673	$574	$1,673,324	$285,946	$1,760	$70,619	$358,325

Troubled debt restructurings(2)	$1,518,763	$—	$—	$—	$1,518,763	$1,327,668	$—	$—	$1,327,668

        _________
(1)   Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2020
Provisions for credit losses for new loan commitments made during the quarter	$53,543
Total provision for allowance for loan losses	7,715
Provisions for credit losses reported in consolidated statements of income	$61,258

(2) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2020, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 45 percent of our total Private Education Loan portfolio at March 31, 2020, compared with 41 percent at March 31, 2019.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Loan Losses.”
The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2020		2019
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,648,477		$5,870,853
Loans in forbearance(2)	989,925		610,209
Loans in repayment and percentage of each status:
Loans current	14,516,211	96.8%	14,927,591	97.5%
Loans delinquent 31-60 days(3)	254,625	1.7	216,295	1.4
Loans delinquent 61-90 days(3)	135,896	0.9	104,199	0.7
Loans delinquent greater than 90 days(3)	81,613	0.6	62,475	0.4
Total Private Education Loans in repayment	14,988,345	100.0%	15,310,560	100.0%
Total Private Education Loans, gross	21,626,747		21,791,622
Private Education Loans deferred origination costs and unamortized premium/(discount)	65,267		70,858
Total Private Education Loans	21,692,014		21,862,480
Private Education Loans allowance for losses	(1,515,781)		(285,946)
Private Education Loans, net	$20,176,233		$21,576,534

Percentage of Private Education Loans in repayment		69.3%		70.3%

Delinquencies as a percentage of Private Education Loans in repayment		3.2%		2.5%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		6.2%		3.8%
        ________
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.

The increase in the delinquency rate from 2.5 percent at March 31, 2019 to 3.2 percent at March 31, 2020 was primarily caused by combination of factors, including worsening economic conditions, the sale of $3.1 billion in Private Education Loans that occurred in the first quarter of 2020 (the loans sold did not include loans greater than 31 days delinquent and, as such, the remaining portfolio had a higher percentage of delinquent loans after the sale), an increase in consolidation activity

(consolidation loans tend to have lower delinquency rates), and an increase in loans entering repayment during the first quarter of 2020 compared with the year-ago quarter.
The increase in the forbearance rate from 3.8 percent at March 31, 2019 to 6.2 percent at March 31, 2020 is primarily attributable to the increase in disaster forbearance granted to borrowers in financial distress as a result of the COVID-19 pandemic. As this pandemic extends into 2020 causing higher unemployment, we expect the percentage of loans in forbearance to increase as we work with customers experiencing financial hardship. See additional discussion related to collections activity and the COVID-19 pandemic in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance.”

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning balance	$374,300	$277,943
Day 1 adjustment for adoption of CECL	1,060,830	—
Transfer from unfunded commitment liability	142,075	—
Provision for loan losses:
Provision, current period	143,862	41,883
Loan sale provision reduction	(161,793)	—
Total provision	(17,931)	41,883
Net charge-offs:
Charge-offs	(51,469)	(39,577)
Recoveries	7,976	5,697
Net charge-offs	(43,493)	(33,880)
Allowance at end of period	$1,515,781	$285,946

Allowance as a percentage of the ending total loan balance	7.01%	1.31%
Allowance as a percentage of the ending loans in repayment(2)	10.11%	1.87%
Allowance coverage of net charge-offs (annualized)	8.71	2.11
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	1.05%	0.89%
Delinquencies as a percentage of ending loans in repayment(1)	3.15%	2.50%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(1)	6.20%	3.83%
Ending total loans, gross	$21,626,747	$21,791,622
Average loans in repayment(1)	$16,521,356	$15,165,072
Ending loans in repayment(1)	$14,988,345	$15,310,560
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
We grant forbearance through our servicing centers to borrowers who are current in their payments and through our collections centers to certain borrowers who are delinquent. Our forbearance policies and practices vary depending upon whether a borrower is current or delinquent at the time forbearance is requested, generally with stricter payment requirements for delinquent borrowers. We view the population of borrowers that use forbearance positively because the borrowers are either proactively reaching out to us to obtain assistance in managing their obligations or are working with our collections center to bring their loans current.
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
The COVID-19 pandemic is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, we are anticipating higher levels of financial hardship for our customers, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our GRP, which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations including through mobile app and self-service channels such as chat and IVR. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but will not be added to the loan balance until the end of the loan term. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. This program is applied across our Private Education Loan and Personal Loan portfolios.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced that we plan to implement certain changes to our credit administration practices in the future. As discussed below, however, we have postponed until the fourth quarter of 2020 the implementation of the announced credit administration practices changes due to the COVID-19 pandemic.
Specifically, we previously announced that we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, we currently grant forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfies all eligibility requirements, forbearance increments may be granted consecutively. We previously announced that, beginning in the second quarter of 2020, we would phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. We announced this required period will not apply, however, to forbearances granted during the first six months following a borrower’s grace period and will not be required for a borrower to receive a contractual interest rate reduction. In addition, we announced we would limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the testing over subsequent quarters as the impacts are better understood. Due to the COVID-19 pandemic, however, we have postponed implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship. Management now expects to have completed implementation of the new policies and practices by mid-2021. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts during the progression of the testing program.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2020 and December 31, 2019, 8.5 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our current credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., GRP and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early stage delinquencies.
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for loan losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, will continue to refine our estimates of the impact of those changes on our allowance for loan losses.

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). The period of delinquency is based on the number of days scheduled payments are contractually past due. Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2020, loans in forbearance status as a percentage of total loans in repayment and forbearance were 3.8 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 61percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2020	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,648	$5,648
Loans in forbearance	438	169	133	106	144	—	990
Loans in repayment - current	4,835	3,099	2,271	1,725	2,586	—	14,516
Loans in repayment - delinquent 31-60 days	100	47	37	29	42	—	255
Loans in repayment - delinquent 61-90 days	61	24	19	13	19	—	136
Loans in repayment - delinquent greater than 90 days	40	13	11	7	11	—	82
Total	$5,474	$3,352	$2,471	$1,880	$2,802	$5,648	21,627
Deferred origination costs and unamortized premium/(discount)							65
Allowance for loan losses							(1,516)
Total Private Education Loans, net							$20,176

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.74%	1.06%	0.83%	0.67%	0.90%	—%	6.20%

(Dollars in millions) March 31, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,871	$5,871
Loans in forbearance	351	83	71	53	52	—	610
Loans in repayment - current	4,935	3,391	2,600	1,924	2,079	—	14,929
Loans in repayment - delinquent 31-60 days	89	40	34	24	29	—	216
Loans in repayment - delinquent 61-90 days	46	19	15	11	13	—	104
Loans in repayment - delinquent greater than 90 days	30	11	9	6	6	—	62
Total	$5,451	$3,544	$2,729	$2,018	$2,179	$5,871	21,792
Deferred origination costs and unamortized premium/(discount)							71
Allowance for loan losses							(286)
Total Private Education Loans, net							$21,577

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.20%	0.52%	0.45%	0.33%	0.33%	—%	3.83%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at March 31, 2020 and December 31, 2019.

	March 31, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$209,958	$277,483	$14,011,937	$10,561	$478,406	$14,988,345
$ in total	$339,054	$285,872	$20,210,962	$11,688	$779,171	$21,626,747

	December 31, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$205,203	$248,662	$15,928,942	$12,394	$392,469	$16,787,670
$ in total	$341,919	$251,104	$21,951,654	$12,895	$632,019	$23,189,591
_______
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest on loans making full interest payments. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school. The allowance for this portion of interest is included in our loan loss reserve. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due Private Education Loan portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2020	$1,258,751	$3,127	$3,479
December 31, 2019	$1,366,158	$2,390	$5,309
March 31, 2019	$1,276,825	$2,374	$4,687

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	March 31,
	2020		2019
(Dollars in thousands)	Balance	%	Balance	%
Loans in forbearance	$19,517		$—
Loans in repayment and percentage of each status:
Loans current	856,802	97.4%	1,141,664	98.2%
Loans delinquent 31-60 days(1)	11,579	1.3	9,224	0.8
Loans delinquent 61-90 days(1)	4,355	0.5	5,991	0.5
Loans delinquent greater than 90 days(1)	7,451	0.8	5,995	0.5
Total Personal Loans in repayment	880,187	100.0%	1,162,874	100.0%
Total Personal Loans, gross	899,704		1,162,874
Personal Loans deferred origination costs and unamortized premium/(discount)	413		394
Total Personal Loans	900,117		1,163,268
Personal Loans allowance for losses	(152,673)		(70,619)
Personal Loans, net	$747,444		$1,092,649
Delinquencies as a percentage of Personal Loans in repayment		2.6%		1.8%
_______
(1)The period of delinquency is based on the number of days scheduled payments are contractually past due.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans, Personal Loans, and other loans, and the servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity, and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2020	December 31, 2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$45,956	$29,620
Sallie Mae Bank(1)	7,246,973	5,534,257
Available-for-sale investments	538,742	487,668
Total unrestricted cash and liquid investments	$7,831,671	$6,051,545
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$35,001	$25,968
Sallie Mae Bank(1)	5,633,891	1,838,484
Available-for-sale investments	487,398	188,310
Total unrestricted cash and liquid investments	$6,156,290	$2,052,762
   ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Deposits - interest bearing	$24,443,963	$24,282,906
Deposits - non-interest bearing	1,651	1,077
Total deposits	$24,445,614	$24,283,983

Our total deposits of $24.4 billion were comprised of $13.7 billion in brokered deposits and $10.7 billion in retail and other deposits at March 31, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of March 31, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion of our deposit total as of March 31, 2020 and December 31, 2019.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended March 31, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

Interest bearing deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,561,715	1.74%	$9,616,547	2.04%
Savings	752,357	1.44	718,616	1.71
Certificates of deposit	14,129,891	1.95	13,947,743	2.44
Deposits - interest bearing	$24,443,963		$24,282,906
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2020, and December 31, 2019, there were $1.1 billion and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $82 million and $68 million at March 31, 2020 and December 31, 2019, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2020, $9.3 billion notional of our derivative contracts were cleared on the CME and $0.5 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.2 percent and 4.8 percent, respectively, of our total notional derivative contracts of $9.8 billion at March 31, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2020 was $(268) million and $24 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31,

2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $96 million and $52 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2020.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$96,347
Exposure to counterparties with credit ratings, net of collateral	$96,347
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for the remainder of 2020. As of March 31, 2020, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
Under U.S. Basel III, the Bank is required to maintain the following minimum regulatory capital ratios: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. Under this interim final rule, because we have elected the deferred option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact, from January 1, 2020 through the end of the two-year deferral period, of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020, CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million.
The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,112,763	12.4%	$1,757,168	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,112,763	12.4%	$2,133,704	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,428,154	13.7%	$2,635,752	>	10.5%
Tier 1 Capital (to Average Assets)	$3,112,763	9.4%	$1,326,107	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,284,642	>	4.0%
________________

(1)  Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2) The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $541 million in dividends to the Company for the three months ended March 31, 2020, and $85 million in dividends for the three months ended March 31, 2019. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase program.

Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2020 and December 31, 2019, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Borrowings.”

	March 31, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,362	$198,362	$—	$198,159	$198,159
Total unsecured borrowings	—	198,362	198,362	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,912,346	2,912,346	—	2,629,902	2,629,902
Variable-rate	—	1,597,328	1,597,328	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,509,674	4,509,674	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,509,674	4,509,674	289,230	4,155,878	4,445,108
Total	$—	$4,708,036	$4,708,036	$289,230	$4,354,037	$4,643,267

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $2.4 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2020 or in the year ended December 31, 2019.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2020, we had $450 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2019/2020 academic year. At March 31, 2020, we had a $30 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses and derivative accounting, can be found in our 2019 Form 10-K. On January 1, 2020, we adopted FASB’s ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“CECL”) which resulted in a significant change to our allowance for loan losses policy, and is outlined below. There were no significant changes to our derivative accounting policy during the three months ended March 31, 2020.

Recently Issued and Adopted Accounting Pronouncements
ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, which became effective for us on January 1, 2020. This ASU eliminated the previous accounting guidance for the recognition of credit impairment. Under the new guidance, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period will be recorded through provision expense. The estimate of credit losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
In addition, Topic 326 made changes to the accounting for available-for-sale debt securities. One such change is to require an assessment of unrealized losses on available-for-sale debt securities that we have the ability and intent to hold for a period of time sufficient to recover the amortized cost of the security, for the purpose of determining credit impairment. If any credit impairment exists, an allowance for losses must be established for the amount of the unrealized loss that is determined to be credit-related.
On January 1, 2020, we adopted CECL using the modified retrospective method and it had a material impact on how we record and report our financial condition and results of operations and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL:

	January 1, 2020
(Dollars in thousands)	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for loan losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Card	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for loan losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

Allowance for Credit Losses
We maintain an allowance for loan losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan and Personal Loan portfolios, we use a discounted cash flow model. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for loan losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon exogenous factors over a reasonable and supportable period. The reasonable and supportable period is meant to represent the period in which we believe we can estimate the impact of forecasted economic variables in our expected losses. At the end of the reasonable and supportable period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable period, although this period is subject to change as our view evolves on our ability to reasonably estimate future losses based upon economic forecasts.
In estimating our current expected credit losses, we use our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
Our prepayment estimates include the effect of voluntary prepayments and consolidation (if the loans are consolidated to third parties), both of which shorten the lives of loans. Constant Prepayment Rate (“CPR”) estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the lives of loans. We regularly evaluate the assumptions used to estimate the CPRs. We use economic forecasts to help in the estimation of future CPRs. As with our loss forecasts, at the end of the two-year reasonable and supportable forecast for CPRs, we immediately revert to our historical long-term CPR rates.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan, Personal Loan, Credit Card and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For March 31, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the key assumptions/estimates above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date will be updated quarterly based on updated information received from the school clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses.
Key Credit Quality Indicators - Private Education Loans
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

Private Education Loans generally do not require borrowers to begin repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans is generally low while the borrower is in school and then increases upon the end of the six-month grace period after separation from school. At March 31, 2020 and December 31, 2019, 27 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for loan losses.
As part of concluding on the adequacy of the allowance for loan losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages and forbearance percentages.
We consider a Private Education Loan to be delinquent 31 days after the last payment was contractually due.
Troubled Debt Restructurings
In estimating the expected defaults for our Private Education Loans that are considered TDRs, we follow the same discounted cash flow process described above but use the historical loss rates related to past TDR loans. The appropriate gross loss rates are determined for each individual loan by determining loan maturity, risk characteristics and macroeconomic conditions.
The allowance for our TDR portfolio is included in our overall allowance for Private Education Loans. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the rate (currently to 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.
We classify a loan as a TDR due to forbearance using a two-step process. The first step is to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however, during the first nine months after a loan had entered full principal and interest repayment status, we do not count up to the first six months of forbearance received during that period against the three-month policy limit. The second step is to evaluate the creditworthiness of the loan by examining its most recent refreshed FICO score. Loans that have met the criteria in the first test and have a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) will not be classified as TDRs. Loans that have met the criteria in the first test and have a FICO score under the threshold (based on the most recent quarterly FICO score refresh) will be classified as TDRs.
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of March 31, 2020 and December 31, 2019, approximately 48 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.
On March 27, 2020, President Trump signed into law the CARES Act, which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.

We have elected to suspend TDR accounting for modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) December 31, 2020.
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for loan losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
Uncollectible Interest
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in- school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for loan losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.
Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans and ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. At March 31, 2020, and December 31, 2019, we held $747 million and $984 million, respectively, in Personal Loans, net of allowance. At March 31, 2020, there were no Personal Loans classified as TDRs.
We collect on defaulted Personal Loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For March 31, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.
Key Credit Quality Indicators - Personal Loans
For Personal Loans, we consider FICO scores at original approval and periodically refreshed/updated credit scores through the loan’s term, loan seasoning, and loan delinquency status to be our key credit quality indicators for the same reasons discussed above under “— Key Credit Quality Indicators — Private Education Loans.”
As part of concluding on the adequacy of the allowance for Personal Loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages. We consider a Personal Loan to be delinquent 31 days after the last payment was contractually due.
Allowance for Credit Card Loans
We use the gross loss approach when estimating the allowance for loan losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for loan losses for credit cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for loan losses for FFELP loans and related periodic provision expense are small.
We use the gross loss approach when estimating the allowance for loan losses for our FFELP Loans. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.
Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fess or costs, purchase premium or discount and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization.
For the amortization of the basis adjustments, we determine the constant effective yield necessary to apply the interest method based upon the payment terms required by the loan contract. Expected prepayments of principal are not included in the determination of the effective interest rate.
For fixed-rate loans, when a prepayment occurs the unamortized balance of the amortized cost adjustments is adjusted so that future amortization (based upon the contractual terms of the loan) will result in constant effective yield equal to the original effective interest rate. Prepayments do not result in a change in the effective interest rate of the loan. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
For variable-rate loans, the effective interest rate at the time of origination is the loan’s effective interest rate assuming all future contractual payments. The effective interest rate remains the same for that loan until the loan rate changes. If there is no prepayment and no change in the stated interest rate, the periodic amortization of the basis adjustments is equal to the difference between the effective interest rate multiplied by the book basis and the contractual interest due. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
When the interest rate on a variable-rate loan changes, the effective interest rate is recalculated using the same methodology described in the previous paragraph; however, the future contractual payments are changed to reflect the new interest rate. There is no forecasting of future expected changes in interest rates. The accounting basis used to determine the effective interest rate of the cash flows is equal to the balances of the unpaid principal balance and unamortized basis adjustments at the time of the rate change.

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
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or in interest only repayment status as discussed above; however, we will change the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provision for loan losses from our historical practice of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for loan losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income.
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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2020 and 2019, based upon a sensitivity analysis performed by management assuming a hypothetical increase or decrease in market interest rates of 100 basis points and a hypothetical increase in market interest rates of 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments or hedging instruments that may arise in the future.
At today’s levels of interest rates, a 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for that scenario have not been presented. At March 31, 2020, the full impact of a 100-basis point downward rate shock cannot be realized for some instruments on our balance sheet, due to the precipitous fall in many short-term rates during March 2020.The results below indicate a market risk profile that has changed slightly from the prior year’s results, with the EAR results exhibiting very low levels of variability with rate shocks. Economic Value of Equity sensitivity appears to have increased significantly. However, we believe the risk position has increased less than what the table below indicates and that we maintain a moderate level of risk. Because of the impact of our adoption of the CECL accounting standard in 2020, the dollar value of equity against which the EVE metrics are calculated has decreased by one-third, making each dollar of valuation change appear more significant than it would have in previous periods’ analysis. It is important to note that the EVE measure was sensitive to relatively low levels of interest rate mismatch in the prior year’s analysis and is more sensitive at March 31, 2020.

	March 31,
	2020			2019
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+4.3%	+1.3%	+2.3%	+6.0%	+1.9%	-1.9%
EAR - Ramp	+3.7%	+1.3%	+1.8%	+6.3%	+2.2%	-1.7%
EVE	-11.0%	-4.2%	-1.6%	-1.3%	-0.6%	+0.7%

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
In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDAs or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Also considered is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization. An additional consideration is the implementation of a loan cap of 25 percent on variable-rate loans originated on and after September 25, 2016. As of March 31, 2020, there were $13.3 billion of loans with 25 percent interest rate caps on the balance sheet. The overall slightly asset-sensitive position would generally cause net interest income to increase somewhat when interest rates rise and decrease somewhat when interest rates fall. However, as the position demonstrates very low levels of variability, the sensitivity position will fluctuate somewhat during the year, depending on the funding mix in place at the time of the analysis, and is exhibiting more fully this quarter the impact of loan floors and very low levels of some interest rates.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$448.6	$(448.6)
3-month Treasury bill	weekly	111.6	—	111.6
Prime	monthly	8.8	—	8.8
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	11,845.6	10,637.0	1,208.6
1-month LIBOR	daily	655.4	—	655.4
Non-Discrete reset(2)	daily/weekly	7,493.7	3,541.9	3,951.8
Fixed-Rate(3)		11,645.8	16,733.4	(5,087.6)
Total		$31,760.9	$31,760.9	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.7 billion of equity and $0.7 billion of non-interest bearing liabilities. In addition, the fixed-rate funding category includes $0.8 billion in CDs that will mature within six months and will be available to reprice. We consider the overall market risk to be moderate and current strategies are designed to further reduce the fixed-rate exposure.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2020.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.34
Personal loans	1.24
Cash and investments	0.19
Total earning assets	3.88

Deposits
Short-term deposits	0.52
Long-term deposits	2.19
Total deposits	1.09

Borrowings
Long-term borrowings	3.97
Total borrowings	3.97

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 17, 2018, the Mississippi Attorney General filed a lawsuit in Mississippi state court against Navient, Navient Solutions, LLC, and the Bank arising out of the Multi-State Investigation. The complaint alleges unfair and deceptive trade practices against all three defendants as to private loan origination practices from 2000 to 2009, and against the two Navient defendants as to servicing practices between 2010 and the present. The complaint further alleges that Navient assumed responsibility for these matters under the Separation and Distribution Agreement for alleged conduct that pre-dated the Spin-Off. On September 27, 2018, the Mississippi Attorney General filed an amended complaint. On October 8, 2018, the Bank moved to dismiss the Mississippi Attorney General’s action as to the Bank, arguing, among other things, that the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On November 20, 2018, the Mississippi Attorney General filed an opposition brief and the Bank filed a reply on December 21, 2018. The court heard oral argument on the Bank’s motion to dismiss on April 11, 2019. On August 15, 2019, the court entered an order denying the Bank’s motion to dismiss. On September 5, 2019, the Bank filed with the Supreme Court of Mississippi a petition for interlocutory appeal. The Mississippi Attorney General filed an opposition to the petition for interlocutory appeal on September 19, 2019. On October 16, 2019, the Supreme Court of Mississippi granted the Bank’s petition for interlocutory appeal and stayed the trial court proceedings. The Mississippi Attorney General has since agreed to dismiss with prejudice all claims against the Bank in the underlying case. On March 31, 2020, the Mississippi Attorney General and the Bank filed a Joint Motion to Dismiss Interlocutory Appeal with the Supreme Court of Mississippi. On April 10, 2020, the Mississippi Attorney General filed with the trial court a Notice of Voluntary Dismissal with Prejudice as to the Bank.
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2019 Form 10-K.

Item 1A. Risk Factors
Our business activities involve a variety of risks. In addition to the risk factor below, readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K.

The pandemic of respiratory disease caused by a novel coronavirus, coronavirus 2019 or COVID-19 (“COVID-19 pandemic”), could have a materially adverse impact on our business, results of operations, financial condition and/or cash flows. The extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope and duration of the pandemic; the number of our employees, customers, and vendors adversely affected by the pandemic; the impact of the pandemic on colleges and universities, student enrollment, and the need for Private Education Loans; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for Private Education Loan borrowers; any reputational damage related to the broader reception and perception of our response to the COVID-19 pandemic; and the impact of the pandemic on local, U.S., and world economies.

The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world financial markets. We expect the impact of COVID-19 pandemic on the U.S. economy will be significant during the remainder of 2020 and that it could materially adversely affect our operations, our regulatory capital and liquidity position, the credit performance of our Private Education Loans and other assets, the number of borrowers seeking payment relief, our results of operations and financial condition, and/or our cash flows.
As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance,” in this quarterly report on Form 10-Q, we have so far experienced a significant increase in disaster forbearance grants, higher delinquencies, and an increase in borrowers opting out of automated payments. Also, our application volumes have begun to decrease and our expectation is that our Private Education Loan origination volumes will decline further in 2020.
In addition, our employees have had to move to a work-from-home environment. We have never had to run our operations entirely remotely for an extended period of time, and it is possible we will encounter significant challenges to running our business. Our operations rely on the efficient and secure collection, processing, storage and transmission of personal, confidential, and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. Unanticipated issues arising from handling personal, confidential and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.
The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope and duration of the pandemic; the number of our employees, customers, and vendors adversely affected by the pandemic; the impact of the pandemic on colleges and universities, student enrollment, and the need for Private Education Loans; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for Private Education Loan borrowers; any reputational damage related to the broader reception and perception of our response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on local, U.S., and world economies. However, as with many other businesses, the impact of COVID-19 on our business could be material and adverse.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2020.

(In thousands, except per share data)	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2020	1,279		$10.98	200	$631,000
February 1 - February 29, 2020	2,688		$11.62	2,665	$600,000
March 1 - March 31, 2020	44,875	(3)	$9.54	44,872	$75,000
Total first-quarter 2020	48,842		$9.69	47,737
_________
(1)   The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units and performance stock units.
(2)  On January 23, 2019, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $200 million under the 2019 Share Repurchase Program. At the end of January 2020, $31 million of capacity remained under the 2019 Share Repurchase Program; with the purchase of 2.7 million shares in February 2020, we utilized all remaining capacity under the 2019 Share Repurchase Program. On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program expires on January 21, 2022.
(3) In the first-quarter of 2020, we paid $525 million under an ASR agreement and received an initial delivery of 44.9 million shares. See Note 8. “Stockholders’ Equity” to our consolidated financial statements for further discussion.
The closing price of our common stock on the Nasdaq Global Select Market on March 31, 2020 was $7.19.

Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Nothing to report.

Item 6. Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Performance Stock Unit Term Sheet.

10.3	Offer Letter between Jonathan W. Witter and the Company dated March 4, 2020.

10.4	Fixed Dollar Uncollared ASR Master Confirmation and Form of Supplement.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 22, 2020