Form 10-Q
period 2020-06-30
SLM Corp
filed 2020-07-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2020, there were 375,235,787 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$4,988,961	$5,563,877
Investments:
Trading investments at fair value (cost of $12,551)	14,261	—
Available-for-sale investments at fair value (cost of $2,013,021 and $485,756, respectively)	2,020,948	487,669
Other investments	81,967	84,420
Total investments	2,117,176	572,089
Loans held for investment (net of allowance for losses of $1,929,323 and $441,912, respectively)	21,163,931	24,667,792
Restricted cash	115,192	156,883
Other interest-earning assets	74,902	52,564
Accrued interest receivable	1,392,677	1,392,725
Premises and equipment, net	147,738	134,749
Income taxes receivable, net	340,779	88,844
Tax indemnification receivable	28,125	27,558
Other assets	42,629	29,398
Total assets	$30,412,110	$32,686,479

Liabilities
Deposits	$23,592,119	$24,283,983
Short-term borrowings	—	289,230
Long-term borrowings	4,449,767	4,354,037
Upromise member accounts	—	192,662
Other liabilities	353,305	254,731
Total liabilities	28,395,191	29,374,643

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 456.5 million and 453.6 million shares issued, respectively	91,317	90,720
Additional paid-in capital	1,234,450	1,307,630
Accumulated other comprehensive loss (net of tax benefit of ($14,314) and ($3,995), respectively)	(44,071)	(12,367)
Retained earnings	1,133,269	1,850,512
Total SLM Corporation stockholders’ equity before treasury stock	2,814,965	3,636,495
Less: Common stock held in treasury at cost: 81.3 million and 32.5 million shares, respectively	(798,046)	(324,659)
Total equity	2,016,919	3,311,836
Total liabilities and equity	$30,412,110	$32,686,479

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$480,170	$553,905	$1,035,447	$1,107,384
Investments	2,489	1,706	5,006	3,127
Cash and cash equivalents	2,136	18,111	19,275	29,664
Total interest income	484,795	573,722	1,059,728	1,140,175
Interest expense:
Deposits	100,246	136,597	235,358	262,584
Interest expense on short-term borrowings	3,399	1,135	7,616	2,300
Interest expense on long-term borrowings	32,375	39,122	67,863	76,142
Total interest expense	136,020	176,854	310,837	341,026
Net interest income	348,775	396,868	748,891	799,149
Less: provisions for credit losses	351,887	93,375	413,145	157,165
Net interest income (loss) after provisions for credit losses	(3,112)	303,493	335,746	641,984
Non-interest income (loss):
Gains (losses) on sales of loans, net	(369)	—	238,566	—
Gains on derivatives and hedging activities, net	3,751	16,736	49,423	19,499
Other income	25,412	2,655	32,899	16,033
Total non-interest income	28,794	19,391	320,888	35,532
Non-interest expenses:
Compensation and benefits	72,448	66,495	156,670	145,233
FDIC assessment fees	7,163	7,356	16,053	14,974
Other operating expenses	61,946	64,955	116,132	118,746
Total non-interest expenses	141,557	138,806	288,855	278,953
Income (loss) before income tax expense (benefit)	(115,875)	184,078	367,779	398,563
Income tax expense (benefit)	(30,664)	33,801	90,817	90,097
Net income (loss)	(85,211)	150,277	276,962	308,466
Preferred stock dividends	2,478	4,331	5,942	8,799
Net income (loss) attributable to SLM Corporation common stock	$(87,689)	$145,946	$271,020	$299,667
Basic earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$0.69	$0.69
Average common shares outstanding	375,009	429,278	392,397	431,911
Diluted earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$0.69	$0.69
Average common and common equivalent shares outstanding	375,009	432,253	395,191	435,233
Declared dividends per common share attributable to SLM Corporation	$0.06	$0.06	$0.09	$0.09

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(85,211)	$150,277	$276,962	$308,466
Other comprehensive income (loss):
Unrealized gains on investments	1,211	3,164	6,014	6,102
Unrealized losses on cash flow hedges	(2,343)	(24,013)	(48,037)	(38,130)
Total unrealized losses	(1,132)	(20,849)	(42,023)	(32,028)
Income tax benefit	335	5,093	10,319	7,826
Other comprehensive loss, net of tax benefit	(797)	(15,756)	(31,704)	(24,202)
Total comprehensive income (loss)	$(86,008)	$134,521	$245,258	$284,264

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2019	4,000,000	453,326,885	(20,899,600)	432,427,285	$400,000	$90,666	$1,290,683	$2,177	$1,480,718	$(216,710)	$3,047,534
Net income	—	—	—	—	—	—	—	—	150,277	—	150,277
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(15,756)	—	—	(15,756)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	134,521
Cash dividends declared:
Common stock ($0.06 per share)	—	—	—	—	—	—	—	—	(25,804)	—	(25,804)
Preferred Stock, Series B ($1.08 per share)	—	—	—	—	—	—	—	—	(4,331)	—	(4,331)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	181,020	—	181,020	—	36	139	—	—	—	175
Stock-based compensation expense	—	—	—	—	—	—	5,582	—	—	—	5,582
Common stock repurchased	—	—	(5,989,279)	(5,989,279)	—	—	—	—	—	(60,120)	(60,120)
Shares repurchased related to employee stock-based compensation plans	—	—	(24,036)	(24,036)	—	—	—	—	—	(241)	(241)
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2020	4,000,000	456,437,488	(81,348,528)	375,088,960	$400,000	$91,288	$1,226,886	$(43,274)	$1,243,722	$(798,039)	$2,120,583
Net loss	—	—	—	—	—	—	—	—	(85,211)	—	(85,211)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(797)	—	—	(797)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(86,008)
Cash dividends declared:
Common stock ($0.06 per share)	—	—	—	—	—	—	—	—	(22,749)	—	(22,749)
Preferred Stock, Series B ($0.62 per share)	—	—	—	—	—	—	—	—	(2,478)	—	(2,478)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	15	—	(15)	—	—
Issuance of common shares	—	147,735		147,735	—	29	(30)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	—	—	7,579	—	—	—	7,579
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	—	(908)	(908)	—	—	—	—	—	(7)	(7)
Balance at June 30, 2020	4,000,000	456,585,223	(81,349,436)	375,235,787	$400,000	$91,317	$1,234,450	$(44,071)	$1,133,269	$(798,046)	$2,016,919

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	308,466	—	308,466
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(24,202)	—	—	(24,202)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	284,264
Cash dividends declared:
Common stock ($0.09 per share)	—	—	—	—	—	—	—	—	(38,824)	—	(38,824)
Preferred Stock, Series B ($2.20 per share)	—	—	—	—	—	—	—	—	(8,799)	—	(8,799)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,651,684	—	3,651,684	—	730	2,296	—	—	—	3,026
Stock-based compensation expense	—	—	—	—	—	—	19,473	—	—	—	19,473
Common stock repurchased	—	—	(11,424,755)	(11,424,755)	—	—	—	—	—	(120,120)	(120,120)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,313,427)	(1,313,427)	—	—	—	—	—	(14,360)	(14,360)
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Net income	—	—	—	—	—	—	—	—	276,962	—	276,962
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(31,704)	—	—	(31,704)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	245,258
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Cash dividends declared:
Common Stock ($0.09 per share)	—	—	—	—	—	—	—	—	(35,344)	—	(35,344)
Preferred Stock, Series B ($1.49 per share)	—	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	270	—	(280)	—	(10)
Issuance of common shares	—	2,985,297		2,985,297	—	597	2,284	—	—	—	2,881
Stock-based compensation expense	—	—	—	—	—	—	21,189	—	—	—	21,189
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,106,027)	(1,106,027)	—	—	—	—	—	(12,143)	(12,143)
Balance at June 30, 2020	4,000,000	456,585,223	(81,349,436)	375,235,787	$400,000	$91,317	$1,234,450	$(44,071)	$1,133,269	$(798,046)	$2,016,919
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$276,962	$308,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	413,145	157,165
Income tax expense	90,817	90,097
Amortization of brokered deposit placement fee	10,128	7,625
Amortization of Secured Borrowing Facility upfront fee	1,346	559
Amortization of deferred loan origination costs and loan premium/(discounts), net	16,220	6,426
Net amortization of discount on investments	2,551	493
Unrealized gain on investments	(1,710)	—
(Increase) reduction in tax indemnification receivable	(567)	282
Depreciation of premises and equipment	7,677	6,968
Stock-based compensation expense	21,009	19,473
Unrealized gains on derivatives and hedging activities, net	(34,752)	(21,950)
Gains on sales of loans, net	(238,566)	—
Gain on sale of Upromise subsidiary, net	(11,331)	—
Other adjustments to net income, net	3,812	3,851
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(464,291)	(478,886)
Increase in other interest-earning assets	(22,338)	(38,030)
Increase in other assets	(62,497)	(28,297)
Decrease in income taxes payable, net	(23,597)	(132,250)
(Decrease) increase in accrued interest payable	(11,912)	7,037
Decrease in Upromise member accounts due to sale	(193,840)	—
Increase in other liabilities	159,589	27,927
Total adjustments	(339,107)	(371,510)
Total net cash used in operating activities	(62,145)	(63,044)
Investing activities
Loans acquired and originated	(2,824,850)	(2,919,389)
Net proceeds from sales of loans held for investment	3,283,039	—
Proceeds from claim payments	17,308	21,356
Net decrease in loans held for investment	2,035,613	2,004,272
Purchases of available-for-sale securities	(1,556,084)	(160,317)
Proceeds from sales and maturities of available-for-sale securities	105,073	10,629
Proceeds from sale of Upromise subsidiary, net	16,922	—
Total net cash provided by (used in) investing activities	1,077,021	(1,043,449)
Financing activities
Brokered deposit placement fee	(3,305)	(15,380)
Net (decrease) increase in certificates of deposit	(1,059,731)	1,787,511
Net increase in other deposits	220,047	373,452
Borrowings collateralized by loans in securitization trusts - issued	633,305	1,105,594
Borrowings collateralized by loans in securitization trusts - repaid	(541,365)	(530,765)
Repayment of borrowings under Secured Borrowing Facility	(289,230)	—
Fees paid on Secured Borrowing Facility	(3,251)	(1,116)
Common stock dividends paid	(23,844)	(25,824)
Preferred stock dividends paid	(5,942)	(8,799)
Common stock repurchased	(558,167)	(120,120)
Net cash (used in) provided by financing activities	(1,631,483)	2,564,553

Net (decrease) increase in cash, cash equivalents and restricted cash	(616,607)	1,458,060
Cash, cash equivalents and restricted cash at beginning of period	5,720,760	2,681,895
Cash, cash equivalents and restricted cash at end of period	$5,104,153	$4,139,955
Cash disbursements made for:
Interest	$304,119	$323,278
Income taxes paid	$27,661	$132,036
Income taxes refunded	$(4,016)	$(718)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,988,961	$3,998,514
Restricted cash	115,192	141,441
Total cash, cash equivalents and restricted cash	$5,104,153	$4,139,955
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
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
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for loan losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
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
In estimating our current expected credit losses, we use a combination of an expected base-case economic scenario coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
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
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of operations.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Personal Loan, Credit Card, and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For June 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the key assumptions/estimates described above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date will be updated quarterly based on updated information received from the clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the related life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At June 30, 2020 and December 31, 2019, 26 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
Troubled Debt Restructurings (“TDRs”)
In estimating the expected defaults for our Private Education Loans that are considered TDRs, we follow the same discounted cash flow process described above but use the historical loss rates related to past TDR loans. The appropriate gross loss rates are determined for each individual loan by evaluating loan maturity, risk characteristics, and macroeconomic conditions.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of June 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
During the first quarter of 2020, the respiratory disease caused by coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies.
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
We have elected to suspend TDR accounting for both forbearance and interest rate modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) December 31, 2020.
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
Uncollectible Interest
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for loan losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans. We ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. At June 30, 2020 and December 31, 2019, we held $609 million and $984 million, respectively, in Personal Loans, net of allowance. At June 30, 2020, there were no Personal Loans classified as TDRs.
We collect on defaulted Personal Loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For June 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.
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
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for loan losses for FFELP loans and related periodic provision expense are relatively small.
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

Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fess or costs, purchase premium or discount, and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization.
For the amortization of the basis adjustments, we determine the constant effective yield necessary to apply the interest method based upon the contractual terms of the loan contract, with no consideration given to expected prepayments.
For fixed-rate loans, when a prepayment occurs the unamortized balance of the basis adjustments is adjusted so that future amortization (based upon the contractual terms of the loan) will result in a constant effective yield equal to the original effective interest rate. Prepayments do not result in a change in the effective interest rate of the loan. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
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
We also pay to the U.S. Department of Education (the “DOE”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans and Personal Loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of loans when they are classified as held-for-sale.
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or interest-only repayment status as discussed above; however, we will change the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provision for loan losses from our historical practice of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for loan losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income.
We recognize certain fee income (primarily late fees) on all loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of operations.

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
Adoption of the standard had a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL:

	January 1, 2020
	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for loan losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Cards	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for loan losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
We also elected to use the relief offered in the interim final rule recently issued by the Federal Deposit Insurance Corporation (the “FDIC”) and other federal banking agencies that provides those banking organizations adopting CECL in the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this interim final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 12, “Regulatory Capital.”
Sale of Upromise
On May 31, 2020, we sold our Upromise Inc. (“Upromise”) subsidiary to a third-party, which resulted in a gain of $11 million, recorded in “other income” on the consolidated statements of operations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
In March 2020, we sold approximately $1.7 billion of Private Education Loans through securitization transactions where we were required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classified those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classified as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2020, we had $14 million classified as trading investments.
Available-for-Sale Investments

The amortized cost and fair value of securities available for sale are as follows:

	June 30, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$312,549	$—	$5,832	$(378)	$318,003
Utah Housing Corporation bonds	15,931	—	224	—	16,155
U.S. government-sponsored enterprises and Treasuries	1,608,837	—	4,073	(6)	1,612,904
Other securities	75,704	—	—	(1,818)	73,886
Total	$2,013,021	$—	$10,129	$(2,202)	$2,020,948

	December 31, 2019
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$215,888	$—	$1,895	$(658)	$217,125
Utah Housing Corporation bonds	19,474	—	145	(83)	19,536
U.S. government-sponsored enterprises	250,394	—	635	(21)	251,008
Total	$485,756	$—	$2,675	$(762)	$487,669

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2020:
Mortgage-backed securities	$(378)	$123,612	$—	$—	$(378)	$123,612
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(6)	174,867	—	—	(6)	174,867
Other securities	(1,818)	73,886	—	—	(1,818)	73,886
Total	$(2,202)	$372,365	$—	$—	$(2,202)	$372,365

As of December 31, 2019:
Mortgage-backed securities	$(218)	$25,624	$(440)	$42,448	$(658)	$68,072
Utah Housing Corporation bonds	—	—	(83)	11,097	(83)	11,097
U.S. government-sponsored enterprises	(21)	14,977	—	—	(21)	14,977
Total	$(239)	$40,601	$(523)	$53,545	$(762)	$94,146

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, with amortized costs of $44 million, $173 million, and $96 million, respectively, at June 30, 2020. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). As of June 30, 2020, 9 of the separate mortgage-backed securities in our investment portfolio had unrealized losses. Approximately 33 percent of our mortgage-backed securities were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in our portfolio carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold each of these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2019, 33 of the 107 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 18 of the 33 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
We also invest in Utah Housing Corporation bonds for the purpose of complying with the CRA. As of June 30, 2020, none of the three separate bonds was in a net loss position. These bonds are rated Aa3 by Moody’s Investors Service, and the majority of the underlying assets are insured by the Federal Housing Administration or the Department of Veterans Affairs. Based on this qualitative analysis, we have determined that no credit impairment exists.
We also invest in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. As of June 30, 2020, 2 of the 32 securities had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. These bonds are rated AA+ by Moody’s Investors Service. Based on this qualitative analysis, we have determined that no credit impairment exists.
In March 2020, we sold approximately $1.7 billion of Private Education Loans through a securitization transaction where we were required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. As of June 30, 2020, 10 out of 10 of these investments had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of June 30, 2020, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$416,977	$417,051
2021	354,463	356,542
2022	814,700	816,138
2023	22,696	23,173
2038	173	196
2039	2,301	2,530
2042	6,922	7,016
2043	10,804	11,342
2044	14,552	15,093
2045	13,909	14,358
2046	22,838	23,480
2047	34,843	35,351
2048	8,824	9,190
2049	67,357	69,867
2050	145,958	145,735
2054	75,704	73,886
Total	$2,013,021	$2,020,948

Some mortgage-backed and U.S. government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $557 million and $252 million par value of securities pledged to this borrowing facility at June 30, 2020 and December 31, 2019, respectively, as discussed further in Note 6, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million on our earlier equity securities investments. As of June 30, 2020 and December 31, 2019, our total investment in the securities of this issuer was $26 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits. Total carrying value of the LIHTC investments was $56 million at June 30, 2020 and $58 million at December 31, 2019. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $23 million at June 30, 2020 and $29 million at December 31, 2019.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at June 30, 2020 and $6 million at December 31, 2019. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, Personal Loans, and Credit Cards. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We use “Credit Cards” to refer to our suite of cash-back Credit Cards with bonus rewards.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate. As of June 30, 2020 and December 31, 2019, 54 percent and 58 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first quarter of 2020, we recognized a $239 million gain from the sale of approximately $3.1 billion of our Private Education Loans, including $2.9 billion of principal, $199 million in capitalized interest, and $12 million in accrued interest, to unaffiliated third parties. There were VIEs created in the execution of certain of these loan sales; however, based on our

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

Loans held for investment are summarized as follows:

	June 30,	December 31,
	2020	2019
Private Education Loans:
Fixed-rate	$9,822,370	$9,830,301
Variable-rate	11,663,095	13,359,290
Total Private Education Loans, gross	21,485,465	23,189,591
Deferred origination costs and unamortized premium/(discount)	67,609	81,224
Allowance for loan losses	(1,760,559)	(374,300)
Total Private Education Loans, net	19,792,515	22,896,515

FFELP Loans	754,340	783,306
Deferred origination costs and unamortized premium/(discount)	2,066	2,143
Allowance for loan losses	(4,385)	(1,633)
Total FFELP Loans, net	752,021	783,816

Personal Loans (fixed-rate)	772,086	1,049,007
Deferred origination costs and unamortized premium/(discount)	302	513
Allowance for loan losses	(163,337)	(65,877)
Total Personal Loans, net	609,051	983,643

Credit Cards (fixed-rate)	10,706	3,884
Deferred origination costs and unamortized premium/(discount)	680	36
Allowance for loan losses	(1,042)	(102)
Total Credit Cards, net	10,344	3,818

Loans held for investment, net	$21,163,931	$24,667,792

The estimated weighted average life of education loans in our portfolio was approximately 5.3 years and 5.4 years at June 30, 2020 and December 31, 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	June 30,
	2020		2019
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,590,905	8.33%	$21,748,247	9.39%
FFELP Loans	761,469	3.82	821,138	5.01
Personal Loans	836,342	12.54	1,149,247	12.00
Total portfolio	$23,188,716		$23,718,632

	Six Months Ended
	June 30,
	2020		2019
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,546,874	8.60%	$21,740,579	9.44%
FFELP Loans	768,897	4.06	829,497	4.98
Personal Loans	905,007	12.31	1,162,782	11.90
Total portfolio	$24,220,778		$23,732,858

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
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status (except as described below in the case of disaster forbearance).

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
The COVID-19 pandemic is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations throughout the country, resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which we expect will lead to higher levels of forbearance, delinquency, and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our Graduated Repayment Plan (“GRP”), which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically, we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and interactive voice response (“IVR”). Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. The first wave of disaster forbearance was granted primarily in 90-day increments. As these

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
forbearances end, we will reduce the disaster forbearance to one-month increments and implement additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. In addition, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. These programs are applied across our Private Education Loan and Personal Loan portfolios.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we have postponed our efforts to roll out in a methodical approach the implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2020 and December 31, 2019, 8.9 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
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
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for loan losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for loan losses.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Loan Losses
Beginning balance	$4,296	$1,515,781	$152,673	$574	$1,673,324
Transfer from unfunded commitment liability(1)	—	42,490	—	—	42,490
Provisions:
Provision for current period	173	228,535	23,929	509	253,146
Loan sale reduction to provision	—	—	—	—	—
Total provision(2)	173	228,535	23,929	509	253,146
Net charge-offs:
Charge-offs	(84)	(31,779)	(14,601)	(41)	(46,505)
Recoveries	—	5,532	1,336	—	6,868
Net charge-offs	(84)	(26,247)	(13,265)	(41)	(39,637)
Ending Balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Allowance:
Ending balance: individually evaluated for impairment	$—	$160,234	$—	$—	$160,234
Ending balance: collectively evaluated for impairment	$4,385	$1,600,325	$163,337	$1,042	$1,769,089
Loans:
Ending balance: individually evaluated for impairment	$—	$1,520,240	$—	$—	$1,520,240
Ending balance: collectively evaluated for impairment	$754,340	$19,965,225	$772,086	$10,706	$21,502,357
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	0.75%	6.87%	1.77%
Allowance as a percentage of the ending total loan balance	0.58%	8.19%	21.16%	9.73%
Allowance as a percentage of the ending loans in repayment(2)	0.97%	12.13%	22.46%	9.73%
Allowance coverage of net charge-offs (annualized)	13.05	16.77	3.08	6.35
Ending total loans, gross	$754,340	$21,485,465	$772,086	$10,706
Average loans in repayment(3)	$513,418	$14,011,841	$772,137	$9,265
Ending loans in repayment(3)	$452,617	$14,512,723	$727,214	$10,706
____________
(1) See Note 5, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2020
Provisions for credit losses for new loan commitments made during the quarter	$98,741
Total provision for allowance for loan losses	253,146
Provisions for credit losses reported in consolidated statements of operations	$351,887

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Loan Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Transfer from unfunded commitment liability(1)	—	179,085	—	—	179,085
Provisions:
Provision for current period	210	377,877	49,247	800	428,134
Loan sale reduction to provision	—	(161,793)	—	—	(161,793)
Total provision(2)	210	216,084	49,247	800	266,341
Net charge-offs:
Charge-offs	(310)	(83,248)	(33,848)	(48)	(117,454)
Recoveries	—	13,508	2,878	—	16,386
Net charge-offs	(310)	(69,740)	(30,970)	(48)	(101,068)
Ending Balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Allowance:
Ending balance: individually evaluated for impairment	$—	$160,234	$—	$—	$160,234
Ending balance: collectively evaluated for impairment	$4,385	$1,600,325	$163,337	$1,042	$1,769,089
Loans:
Ending balance: individually evaluated for impairment	$—	$1,520,240	$—	$—	$1,520,240
Ending balance: collectively evaluated for impairment	$754,340	$19,965,225	$772,086	$10,706	$21,502,357
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.11%	0.91%	7.13%	1.31%
Allowance as a percentage of the ending total loan balance	0.58%	8.19%	21.16%	9.73%
Allowance as a percentage of the ending loans in repayment(3)	0.97%	12.13%	22.46%	9.73%
Allowance coverage of net charge-offs (annualized)	7.07	12.62	2.64	10.85
Ending total loans, gross	$754,340	$21,485,465	$772,086	$10,706
Average loans in repayment(3)	$553,402	$15,306,349	$869,133	$7,326
Ending loans in repayment(3)	$452,617	$14,512,723	$727,214	$10,706
____________
(1) See Note 5, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2020
Provisions for credit losses for new loan commitments made during the period	$146,804
Total provision for allowance for loan losses	266,341
Provisions for credit losses reported in consolidated statements of operations	$413,145

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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2020 and June 30, 2019, 8.9 percent and 7.7 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of June 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Loan Losses — Troubled Debt Restructurings,” and Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
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
At June 30, 2020 and December 31, 2019, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2020
TDR Loans	$1,560,124	$1,520,240	$160,234

December 31, 2019
TDR Loans	$1,612,896	$1,581,966	$186,697

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,556,278	$24,071	$1,395,756	$22,954

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,591,081	$50,559	$1,354,467	$44,520

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)
The following table provides information regarding the loan status and aging of TDR loans.

	June 30,		December 31,
	2020		2019
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$80,591		$87,749
TDR loans in forbearance(2) and percentage of each status:
TDR loans in forbearance - current(2)(4)	233,871	90.7%	99,054	100.0%
TDR loans in forbearance - delinquent 31-60 days(2)(4)	11,797	4.6	—	—
TDR loans in forbearance - delinquent 61-90 days(2)(4)	7,906	3.1	—	—
TDR loans in forbearance - delinquent greater than 90 days(2)(4)	4,087	1.6	—	—
Total TDR loans in forbearance(2)	257,661	100.0%	99,054	100.0%
TDR loans in repayment(3) and percentage of each status:
Loans current	1,070,807	90.6%	1,230,954	88.2%
Loans delinquent 31-60 days(4)	49,098	4.2	85,555	6.1
Loans delinquent 61-90 days(4)	35,544	3.0	49,626	3.6
Loans delinquent greater than 90 days(4)	26,539	2.2	29,028	2.1
Total TDR loans in repayment	1,181,988	100.0%	1,395,163	100.0%
Total TDR loans, gross	$1,520,240		$1,581,966
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
(3)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$36,666	$8,623	$17,910	$131,273	$17,076	$30,309

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$169,481	$27,998	$49,002	$242,481	$33,081	$55,755

_____
(1)Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

Private Education Loan Key Credit Quality Indicators
FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status, and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following tables highlight the gross principal balance of our Private Education Loan portfolio, by year of origination, stratified by key credit quality indicators.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	June 30, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	2015 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$985,808	$4,513,841	$3,244,267	$2,790,768	$2,434,473	$5,072,593	$19,041,750	89%
Without cosigner	231,032	671,312	470,339	340,709	258,451	471,872	2,443,715	11
Total	$1,216,840	$5,185,153	$3,714,606	$3,131,477	$2,692,924	$5,544,465	$21,485,465	100%

FICO at Origination(2):
Less than 670	$86,008	$363,637	$271,480	$233,371	$193,171	$431,144	$1,578,811	7%
670-699	181,178	758,383	547,683	492,944	423,603	920,255	3,324,046	16
700-749	398,370	1,685,282	1,218,105	1,039,210	907,291	1,854,579	7,102,837	33
Greater than or equal to 750	551,284	2,377,851	1,677,338	1,365,952	1,168,859	2,338,487	9,479,771	44
Total	$1,216,840	$5,185,153	$3,714,606	$3,131,477	$2,692,924	$5,544,465	$21,485,465	100%

FICO Refreshed(2)(3):
Less than 670	$102,547	$476,798	$398,671	$379,970	$366,824	$927,051	$2,651,861	12%
670-699	169,846	673,935	449,316	365,351	296,192	613,518	2,568,158	12
700-749	396,337	1,623,733	1,108,642	911,600	754,672	1,466,464	6,261,448	29
Greater than or equal to 750	548,110	2,410,687	1,757,977	1,474,556	1,275,236	2,537,432	10,003,998	47
Total	$1,216,840	$5,185,153	$3,714,606	$3,131,477	$2,692,924	$5,544,465	$21,485,465	100%

Seasoning(4):
1-12 payments	$684,650	$2,718,782	$506,754	$542,026	$466,704	$695,822	$5,614,738	26%
13-24 payments	—	428,312	1,826,430	264,902	250,678	544,044	3,314,366	15
25-36 payments	—	—	280,873	1,394,821	243,690	528,094	2,447,478	11
37-48 payments	—	—	—	189,174	1,123,215	522,030	1,834,419	9
More than 48 payments	—	—	—	—	142,975	2,651,442	2,794,417	13
Not yet in repayment	532,190	2,038,059	1,100,549	740,554	465,662	603,033	5,480,047	26
Total	$1,216,840	$5,185,153	$3,714,606	$3,131,477	$2,692,924	$5,544,465	$21,485,465	100%

Current period(5) gross charge-offs	$(99)	$(3,325)	$(10,513)	$(14,602)	$(15,397)	$(39,312)	$(83,248)
Current period(5) recoveries	—	221	1,178	1,988	2,506	7,615	13,508
Current period(5) net charge-offs	$(99)	$(3,104)	$(9,335)	$(12,614)	$(12,891)	$(31,697)	$(69,740)

Total accrued interest by origination vintage	$24,602	$248,904	$307,765	$287,159	$215,989	$281,753	$1,366,172
______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2020 through June 30, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	December 31, 2019
Year of Origination	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)	2014 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,475,256	$4,303,772	$3,575,973	$3,112,873	$2,579,214	$3,662,547	$20,709,635	89%
Without cosigner	571,792	584,601	427,512	320,985	241,958	333,108	2,479,956	11
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO at Origination(2):
Less than 670	$283,040	$343,613	$285,747	$236,457	$203,145	$313,587	$1,665,589	7%
670-699	592,376	714,779	617,676	529,575	439,050	676,569	3,570,025	16
700-749	1,319,563	1,601,904	1,325,387	1,155,253	944,135	1,324,506	7,670,748	33
Greater than or equal to 750	1,852,069	2,228,077	1,774,675	1,512,573	1,234,842	1,680,993	10,283,229	44
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO Refreshed(2)(3):
Less than 670	$401,979	$515,901	$475,007	$449,568	$419,308	$717,674	$2,979,437	13%
670-699	582,256	645,422	497,497	397,889	308,607	451,451	2,883,122	13
700-749	1,284,867	1,506,849	1,199,564	994,309	772,205	1,048,808	6,806,602	29
Greater than or equal to 750	1,777,946	2,220,201	1,831,417	1,592,092	1,321,052	1,777,722	10,520,430	45
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

Seasoning(4):
1-12 payments	$2,376,404	$719,158	$705,181	$617,174	$462,946	$470,839	$5,351,702	23%
13-24 payments	—	2,588,702	424,953	305,078	285,513	399,905	4,004,151	17
25-36 payments	—	—	1,862,587	418,048	227,391	394,339	2,902,365	12
37-48 payments	—	—	—	1,457,760	413,508	342,676	2,213,944	10
More than 48 payments	—	—	—	—	1,056,229	1,973,795	3,030,024	13
Not yet in repayment	1,670,644	1,580,513	1,010,764	635,798	375,585	414,101	5,687,405	25
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

2019 gross charge-offs	$(1,697)	$(14,650)	$(29,119)	$(40,576)	$(41,141)	$(81,795)	$(208,978)
2019 recoveries	69	1,016	2,622	4,431	5,175	12,452	25,765
2019 net charge-offs	$(1,628)	$(13,634)	$(26,497)	$(36,145)	$(35,966)	$(69,343)	$(183,213)

Total accrued interest by origination vintage	$116,423	$321,568	$327,002	$261,083	$165,764	$174,318	$1,366,158

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
Private Education Loan Delinquencies

The following tables provide information regarding the loan status of our Private Education Loans, by year of origination. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans while they are in forbearance).

	Private Education Loan Delinquencies by Origination Vintage
	June 30, 2020
	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)	$532,190	$2,038,059	$1,100,549	$740,554	$465,662	$603,033	$5,480,047
Loans in forbearance:
Loans in forbearance - loans current(2)	17,801	123,106	222,065	248,986	248,467	560,160	1,420,585
Loans in forbearance - loans delinquent 31-60 days(2)(3)	112	1,979	4,996	6,642	7,988	18,738	40,455
Loans in forbearance - loans delinquent 61-90 days(2)(3)	56	521	2,503	3,859	4,093	10,254	21,286
Loans in forbearance - loans delinquent greater than 90 days(2)(3)	—	364	1,166	1,951	1,865	5,023	10,369
Total Private Education Loans in forbearance(2)	17,969	125,970	230,730	261,438	262,413	594,175	1,492,695
Loans in repayment:
Loans current	664,058	3,004,489	2,346,348	2,076,951	1,907,320	4,191,163	14,190,329
Loans delinquent 31-60 days(3)	1,914	10,970	19,053	26,884	28,314	79,449	166,584
Loans delinquent 61-90 days(3)	448	4,064	11,536	17,106	19,241	47,258	99,653
Loans delinquent greater than 90 days(3)	261	1,601	6,390	8,544	9,974	29,387	56,157
Total Private Education Loans in repayment	666,681	3,021,124	2,383,327	2,129,485	1,964,849	4,347,257	14,512,723
Total Private Education Loans, gross	1,216,840	5,185,153	3,714,606	3,131,477	2,692,924	5,544,465	21,485,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	10,625	19,555	11,819	8,911	7,454	9,245	67,609
Total Private Education Loans	1,227,465	5,204,708	3,726,425	3,140,388	2,700,378	5,553,710	21,553,074
Private Education Loans allowance for losses	(149,416)	(408,844)	(305,239)	(260,677)	(217,161)	(419,222)	(1,760,559)
Private Education Loans, net	$1,078,049	$4,795,864	$3,421,186	$2,879,711	$2,483,217	$5,134,488	$19,792,515

Percentage of Private Education Loans in repayment	54.8%	58.3%	64.2%	68.0%	73.0%	78.4%	67.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.4%	0.6%	1.6%	2.5%	2.9%	3.6%	2.2%
Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans	0.4%	0.6%	1.9%	3.0%	3.6%	4.3%	2.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	2.6%	4.0%	8.8%	10.9%	11.8%	12.0%	9.3%
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies by Origination Vintage
	December 31, 2019
	2019	2018	2017	2016	2015	2014 and Prior	Total

Loans in-school/grace/deferment(1)	$1,670,644	$1,580,513	$1,010,764	$635,798	$375,585	$414,101	$5,687,405
Loans in forbearance:
Loans in forbearance - current(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in forbearance - delinquent 31-60 days(2)(3)	—	—	—	—	—	—	—
Loans in forbearance - delinquent 61-90 days(2)(3)	—	—	—	—	—	—	—
Loans in forbearance - delinquent greater than 90 days(2)(3)	—	—	—	—	—	—	—
Total Private Education Loans in forbearance(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in repayment:
Loans current	2,340,221	3,159,878	2,781,132	2,566,815	2,225,721	3,241,884	16,315,651
Loans delinquent 31-60 days(3)	11,152	26,096	44,382	51,656	54,559	100,206	288,051
Loans delinquent 61-90 days(3)	3,087	9,527	17,048	21,161	24,562	45,917	121,302
Loans delinquent greater than 90 days(3)	935	3,850	7,818	12,314	12,946	24,803	62,666
Total Private Education Loans in repayment	2,355,395	3,199,351	2,850,380	2,651,946	2,317,788	3,412,810	16,787,670
Total Private Education Loans, gross	4,047,048	4,888,373	4,003,485	3,433,858	2,821,172	3,995,655	23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	23,661	17,699	13,843	12,304	8,564	5,153	81,224
Total Private Education Loans	4,070,709	4,906,072	4,017,328	3,446,162	2,829,736	4,000,808	23,270,815
Private Education Loans allowance for losses	(3,013)	(19,105)	(44,858)	(71,598)	(80,974)	(154,752)	(374,300)
Private Education Loans, net	$4,067,696	$4,886,967	$3,972,470	$3,374,564	$2,748,762	$3,846,056	$22,896,515

Percentage of Private Education Loans in repayment	58.2%	65.4%	71.2%	77.2%	82.2%	85.4%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.3%	4.8%	5.2%	5.2%	4.7%	4.1%

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
Personal Loan Key Credit Quality Indicators
For Personal Loans, the key credit quality indicators are FICO scores, loan seasoning, and loan delinquency status. The FICO scores are assessed at original approval and periodically refreshed and updated through the loan’s term. The following tables highlight the gross principal balance of our Personal Loan portfolio, by year of origination, stratified by key credit quality indicators.

	Personal Loans Credit Quality Indicators
	June 30, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	Total(1)	% of Balance

FICO at Origination:
Less than 670	$—	$6,736	$22,258	$3,647	$—	$32,641	4%
670-699	—	63,228	109,253	15,818	33	188,332	25
700-749	39	176,293	181,925	28,432	368	387,057	50
Greater than or equal to 750	—	80,819	71,534	11,466	237	164,056	21
Total	$39	$327,076	$384,970	$59,363	$638	$772,086	100%

Seasoning(2):
1-12 payments	$39	$230,341	$251	$—	$—	$230,631	30%
13-24 payments	—	96,735	243,781	—	—	340,516	44
25-36 payments	—	—	140,938	56,281	—	197,219	26
37-48 payments	—	—	—	3,082	638	3,720	—
More than 48 payments	—	—	—	—	—	—	—
Total	$39	$327,076	$384,970	$59,363	$638	$772,086	100%

Current period(3) gross charge-offs	$—	$(6,623)	$(22,881)	$(4,294)	$(50)	$(33,848)
Current period(3) recoveries	—	67	2,091	701	19	2,878
Current period(3) net charge-offs	$—	$(6,556)	$(20,790)	$(3,593)	$(31)	$(30,970)

Total accrued interest by origination vintage	$—	$3,850	$3,977	$397	$3	$8,227
______
(1)Balance represents gross Personal Loans.
(2)Number of months in active repayment for which a scheduled payment was due.
(3)Current period refers to period from January 1, 2020 through June 30, 2020.

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

Personal Loan Delinquencies

The following tables provides information regarding the loan status of our Personal Loans, by vintage.

	Personal Loan Delinquencies by Origination Vintage
	June 30, 2020
	2020	2019	2018	2017	2016	Total	% of Balance

Loans in forbearance:
Loans in forbearance - current	$—	$17,037	$23,214	$3,646	$25	$43,922	97.9%
Loans in forbearance - delinquent 31-60 days(1)	—	23	70	—	—	93	0.2
Loans in forbearance - delinquent 61-90 days(1)	—	258	130	—	—	388	0.9
Loans in forbearance - delinquent greater than 90 days(1)	—	180	289	—	—	469	1.0
Total loans in forbearance	—	17,498	23,703	3,646	25	44,872	100.0%
Loans in repayment:
Loans current	39	305,862	353,667	54,815	613	714,996	98.3%
Loans delinquent 31-60 days(1)	—	813	1,821	175	—	2,809	0.4
Loans delinquent 61-90 days(1)	—	1,177	2,589	343	—	4,109	0.6
Loans delinquent greater than 90 days(1)	—	1,725	3,192	383	—	5,300	0.7
Total Personal Loans in repayment	39	309,577	361,269	55,716	613	727,214	100.0%
Total Personal Loans, gross	39	327,075	384,972	59,362	638	772,086
Personal Loans deferred origination costs and unamortized premium/(discount)	—	253	49	—	—	302
Total Personal Loans	39	327,328	385,021	59,362	638	772,388
Personal Loans allowance for loan losses	(7)	(59,623)	(92,209)	(11,419)	(79)	(163,337)
Personal Loans, net	$32	$267,705	$292,812	$47,943	$559	$609,051

Delinquent Personal Loans in repayment(2) as a percentage of Personal Loans in repayment	—%	1.2%	2.1%	1.6%	—%	1.7%
Delinquencies as a percentage of Personal Loans in repayment and delinquent forbearance loans	—%	1.3%	2.2%	1.6%	—%	1.8%

_______
(1)The period of delinquency is based on the number of days scheduled payments are contractually past due.
(2)For purposes of this table, do not include delinquent Personal Loans in forbearance.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2020	$1,366,172	$3,478	$5,012
December 31, 2019	$1,366,158	$2,390	$5,309

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
5. Unfunded Loan Commitments
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
At June 30, 2020, we had $1 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2020/2021 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$29,707	$449,807	$295	$518,248
Provision/New commitments	98,741	1,165,224	768	1,348,938
Transfer - funded loans(1)	(42,490)	(495,989)	(308)	(531,431)
Ending Balance	$85,958	$1,119,042	$755	$1,335,755

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$2,481	$1,910,603	$2,165	$2,010,744
Day 1 adjustment for the adoption of CECL	115,758	—	—	—
Provision/New commitments	146,804	2,000,170	2,134	1,982,240
Transfer - funded loans(1)	(179,085)	(2,791,731)	(3,544)	(2,657,229)
Ending Balance	$85,958	$1,119,042	$755	$1,335,755
________________
(1)  When a loan commitment is funded, its related allowance for credit losses is transferred to the allowance for loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
6. Deposits

The following table summarizes total deposits at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Deposits - interest bearing	$23,590,147	$24,282,906
Deposits - non-interest bearing	1,972	1,077
Total deposits	$23,592,119	$24,283,983

Our total deposits of $23.6 billion were comprised of $12.8 billion in brokered deposits and $10.8 billion in retail and other deposits at June 30, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of June 30, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion and $6.8 billion of our deposit total as of June 30, 2020 and December 31, 2019, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended June 30, 2020 and 2019, respectively, and placement fee expense of $10 million and $8 million in the six months ended June 30, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $14 million for the three months ended June 30, 2020 and 2019, respectively, and fees paid to third-party brokers related to brokered CDs were $3 million and $15 million for the six months ended June 30, 2020 and 2019, respectively.
Interest bearing deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020		December 31, 2019
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,774,119	0.99%	$9,616,547	2.04%
Savings	817,229	0.97	718,616	1.71
Certificates of deposit	12,998,799	1.51	13,947,743	2.44
Deposits - interest bearing	$23,590,147		$24,282,906
____________
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Deposits (Continued)
As of June 30, 2020, and December 31, 2019, there were $663 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $56 million and $68 million at June 30, 2020 and December 31, 2019, respectively.

7. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,565	$198,565	$—	$198,159	$198,159
Total unsecured borrowings	—	198,565	198,565	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,832,364	2,832,364	—	2,629,902	2,629,902
Variable-rate	—	1,418,838	1,418,838	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,251,202	4,251,202	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,251,202	4,251,202	289,230	4,155,878	4,445,108
Total	$—	$4,449,767	$4,449,767	$289,230	$4,354,037	$4,643,267

Short-term Borrowings
Secured Borrowing Facility
On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur). At June 30, 2020, there were no borrowings outstanding under the Secured Borrowing Facility and at December 31, 2019, there were $289 million borrowings outstanding under the Secured Borrowing Facility.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Borrowings (Continued)

Long-term Borrowings

Secured Financings
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At June 30, 2020, $646 million of our Private Education Loans, including $603 million of principal and $43 million in capitalized interest, were encumbered because of this transaction.

Secured Financings at Issuance
The following summarizes our secured financings issued in 2019 and through June 30, 2020:

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
Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,251,202	$4,251,202	$5,380,255	$115,192	$373,176	$5,868,623
Secured Borrowing Facility	—	—	—	—	—	2,061	2,061
Total	$—	$4,251,202	$4,251,202	$5,380,255	$115,192	$375,237	$5,870,684
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,155,878	$4,155,878	$5,246,986	$145,760	$333,173	$5,725,919
Secured Borrowing Facility	289,230	—	289,230	339,666	8,803	23,832	372,301
Total	$289,230	$4,155,878	$4,445,108	$5,586,652	$154,563	$357,005	$6,098,220
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $3.7 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2020 or in the year ended December 31, 2019.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2020, $8.8 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $9.2 billion at June 30, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2020 was $(249) million and $24 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $75 million and $52 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2020 and December 31, 2019, and their impact on earnings and other comprehensive income for the three and six months ended June 30, 2020 and 2019. Please refer to Note 10, “Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2020	2019	2020	2019	2020	2019	2020	2019
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$157	$715	$—	$—	$28	$—	$185	$715
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	—	(179)	(896)	—	(268)	(179)	(1,164)
Total net derivatives		$157	$715	$(179)	$(896)	$28	$(268)	$6	$(449)
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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Gross position(1)	$185	$715	$(179)	$(1,164)
Impact of master netting agreement	(139)	(519)	139	519
Derivative values with impact of master netting agreements (as carried on balance sheet)	46	196	(40)	(645)
Cash collateral pledged(2)	74,902	52,564	—	—
Net position	$74,948	$52,760	$(40)	$(645)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Notional Values

Interest rate swaps	$1,085,182	$1,150,518	$5,109,779	$5,031,429	$3,005,471	$3,744,917	$9,200,432	$9,926,864

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)
As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019

Deposits	$(5,305,798)	$(5,085,426)	$(204,099)	$(63,148)

Impact of Derivatives on the Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$19,433	$(4,061)	$24,056	$(7,888)
Hedged items recorded in interest expense	2,296	(57,717)	(140,952)	(81,703)
Derivatives recorded in interest expense	(2,855)	57,449	141,328	81,337
Total	$18,874	$(4,329)	$24,432	$(8,254)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(4,219)	$1,189	$(5,747)	$2,485
Total	$(4,219)	$1,189	$(5,747)	$2,485

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(7,853)	$18,242	$34,459	$22,444
Total	(7,853)	18,242	34,459	22,444
Total	$6,802	$15,102	$53,144	$16,675

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Amount of loss recognized in other comprehensive income (loss)	$(6,562)	$(22,824)	$(53,784)	$(35,645)
Less: amount of gain (loss) reclassified in interest expense	(4,219)	1,189	(5,747)	2,485
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(2,343)	$(24,013)	$(48,037)	$(38,130)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $20 million will be reclassified as an increase to interest expense.
Cash Collateral
As of June 30, 2020, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at June 30, 2020 and December 31, 2019, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $75 million and $53 million at June 30, 2020 and December 31, 2019, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
9. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2020	2019	2020	2019
Common stock repurchased under repurchase program(1)(2)	—	5,989,279	47,736,847	11,424,755
Average purchase price per share(3)	$—	$10.04	$9.66	$10.51
Shares repurchased related to employee stock-based compensation plans(4)	908	24,036	1,106,027	1,313,427
Average purchase price per share	$7.77	$10.05	$10.98	$10.93
Common shares issued(5)	147,735	181,020	2,985,297	3,651,684

__________________
(1)  Common shares purchased under our share repurchase programs. $75 million of capacity under the 2020 Share Repurchase Program remained available as of June 30, 2020.
(2)  For the six months ended June 30, 2020, the amount includes 44.9 million shares related to the initial delivery of shares under our accelerated share repurchase agreement, described below.
(3) Average purchase price per share includes purchase commission costs.
(4) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2020 was $7.03.

Dividend and Share Repurchases

In both June 2020 and 2019, we paid a common stock dividend of $0.03 per common share. In addition, we declared a common stock dividend of $0.03 per common share in June 2020 for payment in the third quarter of 2020 and declared a common stock dividend of $0.03 per common share in June 2019 for payment in the third quarter of 2019.

The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. Under the 2019 Share Repurchase Program, we repurchased no shares of common stock in the three months ended June 30, 2020 and 6 million shares of common stock for $60 million in the three months ended June 30, 2019. Under the 2019 Share Repurchase Program, we repurchased 3 million shares of common stock for $33 million in the six months ended June 30, 2020 and 11 million share of common stock for $120 million in the six months ended June 30, 2019. We have now utilized all capacity under the 2019 Share Repurchase Program.

On January 22, 2020, we announced a new share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.

On March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock to be delivered to us pursuant to the forward agreement will be based generally upon a discount to the

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Stockholders’ Equity (Continued)
Rule 10b-18 volume-weighted average price at which the shares of our common stock trade during the regular trading sessions on the Nasdaq Global Select Market during the term of the ASR. At settlement of the forward agreement, the third-party financial institution may be obligated to deliver additional shares of common stock to us or we may be obligated to make delivery of common stock or a cash payment to them, at our option. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We expect final settlement of the share repurchases under the ASR to occur before or during the first quarter of 2021.

Under the 2020 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$(85,211)	$150,277	$276,962	$308,466
Preferred stock dividends	2,478	4,331	5,942	8,799
Net income (loss) attributable to SLM Corporation common stock	$(87,689)	$145,946	$271,020	$299,667
Denominator:
Weighted average shares used to compute basic EPS	375,009	429,278	392,397	431,911
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	—	2,975	2,794	3,322
Weighted average shares used to compute diluted EPS	375,009	432,253	395,191	435,233

Basic earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$0.69	$0.69

Diluted earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$0.69	$0.69

    ________________

(1)  Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)   For the three months ended June 30, 2020 and 2019, securities covering approximately 7 million shares and less than 1 million shares, respectively, and for the six months ended June 30, 2020 and 2019, securities covering approximately 3 million shares and less than 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2020, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$1,947,062	$73,886	$2,020,948	$—	$487,669	$—	$487,669
Derivative instruments	—	185	—	185	—	715	—	715
Total	$—	$1,947,247	$73,886	$2,021,133	$—	$488,384	$—	$488,384

Liabilities
Derivative instruments	$—	$(179)	$—	$(179)	$—	$(1,164)	$—	$(1,164)
Total	$—	$(179)	$—	$(179)	$—	$(1,164)	$—	$(1,164)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Fair Value Measurements (Continued)
The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2020			December 31, 2019
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,717,501	$19,792,515	$2,924,986	$24,988,941	$22,896,515	$2,092,426
FFELP Loans	754,341	752,021	2,320	795,055	783,816	11,239
Personal Loans	663,994	609,051	54,943	1,047,119	983,643	63,476
Credit Cards	9,635	10,344	(709)	3,818	3,818	—
Cash and cash equivalents	4,988,961	4,988,961	—	5,563,877	5,563,877	—
Trading investments	14,261	14,261	—	—	—	—
Available-for-sale investments	2,020,948	2,020,948	—	487,669	487,669	—
Accrued interest receivable	1,458,363	1,392,677	65,686	1,491,471	1,392,725	98,746
Tax indemnification receivable	28,125	28,125	—	27,558	27,558	—
Derivative instruments	185	185	—	715	715	—
Total earning assets	$32,656,314	$29,609,088	$3,047,226	$34,406,223	$32,140,336	$2,265,887
Interest-bearing liabilities:
Money-market and savings accounts	$10,668,905	$10,591,348	$(77,557)	$10,363,691	$10,335,163	$(28,528)
Certificates of deposit	13,238,192	12,998,799	(239,393)	14,065,007	13,947,743	(117,264)
Short-term borrowings	—	—	—	289,230	289,230	—
Long-term borrowings	4,556,828	4,449,767	(107,061)	4,434,323	4,354,037	(80,286)
Accrued interest payable	63,246	63,246	—	75,158	75,158	—
Derivative instruments	179	179	—	1,164	1,164	—
Total interest-bearing liabilities	$28,527,350	$28,103,339	$(424,011)	$29,228,573	$29,002,495	$(226,078)

Excess of net asset fair value over carrying value			$2,623,215			$2,039,809

Please refer to Note 14, “Fair Value Measurements” in our 2019 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
12. Regulatory Capital

Sallie Mae Bank (the “Bank”) is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions (“UDFI”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

U.S. Basel III is aimed at increasing both the quantity and quality of regulatory capital. Certain aspects of U.S. Basel III, including new deductions from and adjustments to regulatory capital and a capital conservation buffer, have been phased in over several years.

The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent, and a Total risk-based capital ratio of greater than 10.5 percent.

To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this interim final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,085,133	12.4%	$1,735,574	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,085,133	12.4%	$2,107,482	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,399,606	13.7%	$2,603,361	>	10.5%
Tier 1 Capital (to Average Assets)	$3,085,133	9.6%	$1,284,390	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,284,642	>	4.0%

________________
(1)  Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2) The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $27 million and $568 million in dividends to the Company for the three and six months ended June 30, 2020, respectively, and $136 million and $221 million in dividends for the three and six months ended June 30, 2019, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2020, we had $1 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At June 30, 2020, we had an $86 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” and Note 5, “Unfunded Loan Commitments” for additional information.
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
Contingencies
In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment, and other laws. In certain of these actions and proceedings, claims for substantial monetary damages may be asserted against us and our subsidiaries.
It is common for the Company, our subsidiaries, and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees, and administrative agencies. These requests may be for informational or regulatory purposes and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and be responsive to any such requests.

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
Based on current knowledge, management does not believe there are loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters for which reserves should be established.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of July 22, 2020 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020) (the “2019 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2019 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2020 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, earnings, and balance sheet position; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2019 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for loan losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this

Form 10-Q for the quarter ended June 30, 2020 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.

Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the respiratory disease caused by coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and each has implemented various containment efforts, including lockdowns on non-essential businesses. Early in the second quarter of 2020, severe restrictions were placed on businesses to slow the growth of COVID-19 infections. Many shut down, causing the unemployment rate to increase dramatically, while others instituted a work from home regime. In response, the company offered disaster forbearance to those customers who contacted the company and were negatively affected by COVID-19. As the second quarter of 2020 progressed, cities and states loosened their restrictions, businesses began to re-open, and unemployment rates began to decline. In the latter half of June 2020, the country experienced a significant spike in COVID-19 infections as more people left homes for work and other activities. There continues to be significant uncertainty surrounding the efficacy of measures implemented to mitigate the spread of the virus, and it is unclear how the sudden spike in infections at the end of the second quarter of 2020 will affect the economy. Economists expect the impact of COVID-19 on the U.S. economy will be significant during the remainder of 2020.
The impact of COVID-19 is felt by our colleagues, our customers, and our communities. In response to COVID-19, we implemented efforts to safeguard our team members and enable a remote work environment. In addition, we have taken steps to help our customers in this time of crisis. Further, The Sallie Mae Fund, our charitable arm, has made contributions to assist in our hometown communities. The following discussion highlights how we are responding and the expected impacts of COVID-19 on our business.
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. While we have highlighted below how we have responded to the pandemic and described its financial impact, there is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Accordingly, the information below should be read in conjunction with our COVID-19 Pandemic risk factor. See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in the quarterly report on Form 10-Q for the quarter ended March 31, 2020 for risks associated with COVID-19. See also Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K. In addition, see the forward-looking and cautionary statements discussion above. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the 2019 Form 10-K and in the quarterly report on Form 10-Q for the quarter ended March 31, 2020.
Customers and Credit Performance
COVID-19 is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations throughout the country, resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, creating a challenge to meet credit standards for new loan originations and making it difficult, if not impossible, to fulfill their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which we expect will lead to elevated levels of forbearance, delinquency, and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. We maintain an allowance for credit losses that incorporates multiple economic scenarios. For the quarter ended June 30, 2020, the company considered the current economic forecasts as well as the significant uncertainty of how the recent spike in COVID-19 infections may affect future unemployment rates and the economy in estimating the company’s allowance for loan losses. We could experience significant changes in our allowance for loan losses as the year progresses and as the economic impact of the COVID-19 pandemic becomes clearer. The process for determining our allowance contemplates material external factors that may require management adjustments. We used Moody’s Analytics economic forecasts in estimating the losses on our loan portfolio.
Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as many as 90 days upon enrollment. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we have invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and IVR to address initial high volumes at the onset of the pandemic. We have since returned to a policy of interacting with 100 percent of these customers through our customer care and collections personnel. Customers requesting a disaster forbearance or an extension of a disaster forbearance are required to speak with our customer care and collections personnel. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances end, we will reduce the disaster forbearance to one-month increments and implement additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. In addition, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. These programs are applied across our Private Education Loan and Personal Loan portfolios.
We have observed a significant increase in the use of disaster forbearance as businesses have closed in accordance with broadly adopted ‘shelter at home’ policies and unemployment has risen. While the pandemic persists, we expect to see corresponding reductions in the usage of other payment programs and defaults, given the availability of the disaster forbearance. Additionally, we expect to see lower usage of automatic direct debit payments as customers manage the uncertainty associated with the pandemic. For customers experiencing financial hardship unrelated to COVID-19, our normal collection efforts and programs are in place.
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
We also disclosed that prior to full implementation of the planned credit administration practices changes, which we originally expected to have been completed by year-end 2020, we planned to conduct a controlled testing program on randomly selected customers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we have postponed our efforts to roll out in a methodical approach the implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
To make it as easy as possible to access the assistance they need, we have communicated to our customers multiple times and in multiple ways. At the start of the pandemic, we sent all our customers an email explaining their self-serve options and how to contact us if they need assistance. We continue to send e-mails to those customers who have enrolled for COVID-19 disaster forbearance and we regularly update our Website at www.SallieMae.com/coronavirus with the latest information on how our customers can access their account and get assistance or payment relief, if needed. We expect that, as the economic impact of COVID-19 evolves, we will continue to evaluate the measures we have put in place to assist our customers during this unprecedented time. We continue to adapt and evolve our customer care and collections practices to meet the needs of our customers, while operating in a safe and sound manner.
Our Team Members
Our team members have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely and, in some cases, with new tools and technology to learn and support that work. Our goal has been to support our people during the present uncertainty while meeting the needs of our customers and providing business continuity. Early in the crisis, we provided our people with information about best practices to prevent the spread of COVID-19 and other viruses or illnesses. We recommended non-customer facing team members work from home and reduced office density to create space to implement social distancing protocols for those required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.
Based on the national and local guidelines, we are developing a principles-based, phased-in approach for returning to the office, which will differ for each of our office locations. We have gathered team members’ feedback and are considering social distancing measures, workplace layout, employee schedules, and sanitation policies for each phase. The phases are a flexible framework that may shift over time as we monitor guidelines from our national and local governments and prepare for workplace readiness. We are anticipating a limited reopening of our office locations at some point in the latter half of 2020; however, this could change and be delayed due to the uncertainty regarding the recent surge in COVID-19 cases.
To further protect the health and welfare of our people and respond to their individual circumstances, we have provided additional wellness assistance. For team members who were required to work in our offices, we provided up to five additional days of paid time off for illness or to resolve family issues. We have also encouraged team members who potentially have been exposed to COVID-19 to self-quarantine for 14 days while we continue to pay them. To ease access to medical assistance, we are waiving co-payments for COVID-19 testing and telemedicine for those team members enrolled in our health insurance plans.
Operations
We have robust pandemic and business continuity plans that include our business units and technology environments. When COVID-19 advanced to a pandemic, we activated our business continuity plan (the “Plan”). As an element of the Plan, we activated our Executive Crisis Management Team (“ECMT”), a group of the most senior managers across the enterprise. The ECMT directed a series of activities to address the health and safety of our workforce, to assist customers, to sustain business operations, and to address our management of other ongoing pandemic activities.
In response to a growing infected population across the United States, we executed plans for social-distancing in our facilities and implemented work-from-home contingencies. As the virus spread, we created remote-working capabilities for our call center agents and consulted with regulators about our plans. We also completed a series of additional steps to appropriately ensure compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our customers’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our team members.
In addition, we quickly trained more customer service agents on our chat functionality to increase their ability to work efficiently in a work-from-home environment, and we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts, make or postpone payments, and request hardship relief.
Initially there was a modest decline in productivity as our people adjusted to the significant change in their work experience. However, we largely have seen productivity return to pre-COVID-19 rates and customer satisfaction survey results also have returned to pre-crisis levels. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future. The level and ability of our team members to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, or if there are interruptions in the internet infrastructure where our people live or if our internet service providers are otherwise adversely affected.
Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts and the activities that occurred in the first quarter of 2020, described below, we currently believe our liquidity position is stable and we expect to be able to fund our business operations in 2020. However, because of disruptions in the capital markets, we have implemented our Contingency Funding

Plan, which entails monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as banks and in guaranteed securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We are currently seeing similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. Maintaining our focus on earnings quality as well as prudent liquidity management, we have actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates in the first half of 2020. Despite the lower deposit rates, we have experienced only moderate retail deposit outflows, primarily in term CDs, that are within the outflow targets our Asset and Liability Committee approved. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate of the expected downturn. If circumstances surrounding COVID-19 continue to change in a significantly adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.
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
We elected not to execute a securitization transaction in the second quarter of 2020, in light of the relatively unattractive credit spreads pervasive in the ABS market at the time. We saw improvement in these spreads at the end of the second quarter of 2020 and we will evaluate the attractiveness of issuance in the future in the context of other funding sources.
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
2020 Loan Sales
In the first quarter of 2020, we sold $3.1 billion of our Private Education Loans, including $2.9 billion of principal, $199 million in capitalized interest, and $12 million in accrued interest, to unaffiliated third parties. There were VIEs created in the execution of certain of these loans sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates, and we recognized a $239 million gain from the sale of these loans. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales.
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
On March 10, 2020, we entered into an ASR with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock to be delivered to us pursuant to the forward agreement will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock trade during the regular trading sessions on the Nasdaq Global Select Market during the term of the ASR. At settlement of the forward agreement, the third-party financial institution may be obligated to deliver additional shares of common stock to us or we may be obligated to make delivery of common stock or a cash payment to them, at our option. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We expect final settlement of the share repurchases under the ASR to occur before or during the first quarter of 2021.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs. The Bank declared $27 million in dividends for the quarter ended June 30, 2020, and $568 million in dividends for the six months ended June 30, 2020, with the proceeds from the six months ended June 30, 2020 primarily used to fund the 2020 Share Repurchase Program and stock dividends.
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
Financial Results
We estimate that the expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $243 million in the second quarter of 2020 and $397 million for the six months ended June 30, 2020. Offsetting the increase in the provision for credit losses for the six months ended June 30, 2020 was a $162 million negative provision for credit losses from the sale of $3.1 billion in loans in the first quarter of 2020.
Loans in forbearance as a percentage of loans in repayment and forbearance was 9.3 percent at June 30, 2020, compared to 3.6 percent at June 30, 2019. The majority of our disaster forbearances were entered into during March and April of 2020 because of COVID-19 and the resulting shelter-at-home guidance that caused many businesses to shut down during the early part of the pandemic. When these disaster forbearances expire (many of which did in June 2020), they are no longer considered in forbearance until the borrower requests and is granted an additional forbearance. We expect these borrowers to begin to request these additional disaster forbearances in July as they approach their next scheduled payment. Higher forbearance rates in the second quarter and first half of 2020 compared with the year-ago periods are primarily a result of our working with customers affected by COVID-19.

Colleges, universities, and trade schools continue to announce their academic year 2020-2021 plans, and their plans for in-person learning for the fall semester. A majority of campuses have announced hybrid learning, which includes a mix of online and in-person classes and scaled back campus options, including limiting the number of students in dormitories. Other campuses will deliver classes primarily online with virtually no face-to-face campus experience. Our application volumes have begun to decrease, and our current expectation is that our Private Education Loan origination volumes will decline in 2020 compared with 2019 originations. The size of the expected decline in loan originations depends upon many factors, including the economic impact caused by the continued spread of the virus, student interest to enroll this fall, updates to our pricing and underwriting strategies, and the competitive environment
On March 27, 2020, President Trump signed into law the CARES Act, which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.
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
On March 27, 2020, the federal banking agencies published an interim final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this interim final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At June 30, 2020, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Six Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	June 30, 2020	June 30, 2020

Retained earnings	$952,639	$78,019	$1,030,658
Allowance for loan losses	1,143,053	86,090	1,229,143
Liability for unfunded commitments	115,758	(8,070)	107,688
Deferred tax asset	306,171	—	306,171

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2020	2019	2020	2019

Net income (loss) attributable to SLM Corporation common stock	$(87,689)	$145,946	$271,020	$299,667
Diluted earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$0.69	$0.69
Weighted average shares used to compute diluted earnings per share	375,009	432,253	395,191	435,233
Return on assets(1)	(1.1)%	2.1%	1.8%	2.2%

Other Operating Statistics
Ending Private Education Loans, net	$19,792,515	$21,394,781	$19,792,515	$21,394,781
Ending FFELP Loans, net	752,021	813,028	752,021	813,028
Ending total education loans, net	$20,544,536	$22,207,809	$20,544,536	$22,207,809

Ending Personal Loans, net	$609,051	$1,060,837	$609,051	$1,060,837
Ending Credit Cards, net	$10,344	$—	$10,344	$—

Average education loans	$22,352,374	$22,569,385	$23,315,771	$22,570,076
Average Personal Loans	$836,342	$1,149,247	$905,007	$1,162,782
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2020.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%	2020	2019	$	%
Interest income:
Loans	$480	$554	$(74)	(13)%	$1,036	$1,107	$(71)	(6)%
Investments	3	2	1	50	5	3	2	67
Cash and cash equivalents	2	18	(16)	(89)	19	30	(11)	(37)
Total interest income	485	574	(89)	(16)	1,060	1,140	(80)	(7)
Total interest expense	136	177	(41)	(23)	311	341	(30)	(9)
Net interest income	349	397	(48)	(12)	749	799	(50)	(6)
Less: provisions for credit losses	352	93	259	278	413	157	256	163
Net interest income (loss) after provisions for credit losses	(3)	304	(307)	(101)	336	642	(306)	(48)
Non-interest income:
Gains on sales of loans, net	—	—	—	—	239	—	239	100
Gains on derivatives and hedging activities, net	4	17	(13)	(76)	49	19	30	158
Other income	25	2	23	1,150	33	16	17	106
Total non-interest income	29	19	10	53	321	35	286	817
Non-interest expenses:
Total non-interest expenses	142	139	3	2	289	279	10	4
Income (loss) before income tax expense (benefit)	(116)	184	(300)	(163)	368	398	(30)	(8)
Income tax expense (benefit)	(31)	34	(65)	(191)	91	90	1	1
Net income (loss)	(85)	150	(235)	(157)	277	308	(31)	(10)
Preferred stock dividends	3	4	(1)	(25)	6	8	(2)	(25)
Net income (loss) attributable to SLM Corporation common stock	$(88)	$146	$(234)	(160)%	$271	$300	$(29)	(10)%
Basic earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$(0.57)	(168)%	$0.69	$0.69	$—	—%
Diluted earnings (loss) per common share attributable to SLM Corporation	$(0.23)	$0.34	$(0.57)	(168)%	$0.69	$0.69	$—	—%
Declared dividends per common share attributable to SLM Corporation	$0.06	$0.06	$—	—%	$0.09	$0.09	$—	—%

 GAAP Consolidated Earnings (Loss) Summary
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
For the three months ended June 30, 2020, net loss was $85 million, or $0.23 loss per common share, compared with net income of $150 million, or $0.34 diluted earnings per common share, for the three months ended June 30, 2019.
The primary drivers of changes in net income (loss) for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $48 million in the current quarter compared with the year-ago quarter primarily due to a $313 million decrease in average Personal Loans and $157 million decrease in average Private Education Loans outstanding at the end of the current quarter, as well as a 133 basis point decrease in the net interest margin. The decrease in net interest margin was caused primarily by the yield on our Private Education Loans declining by 106 basis points while our cost of funds declined by 93 basis points, and a $4.3 billion increase in average cash and other short-term investments and taxable securities. The increase in our cash and cash equivalents balance was associated with our efforts to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The overall impact of the increased liquidity in the second-quarter 2020 reduced the net interest margin by approximately $15 million compared with the year-ago quarter.
•Provisions for credit losses in the current quarter increased by $259 million compared with the year-ago quarter. This increase was primarily a result of our increasing the allowance for loan losses in response to the significant impact COVID-19 is expected to have on future losses. We estimate that expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $243 million in the current quarter. In addition, we adopted CECL in the first quarter of 2020, requiring a life of loan allowance. Prior to the adoption of CECL, the estimate for the allowance for loan losses used a 12-month loss emergence period.
•Gains on derivatives and hedging activities, net, was a net gain of $4 million in the second quarter of 2020, compared with a net gain of $17 million in the year-ago quarter. The year-ago quarter was favorably impacted by an additional $1.6 billion in notional derivative contracts entered into during the second quarter of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the second quarter of 2019.
•Other income was $25 million in the second quarter of 2020, compared with other income of $2 million in the year-ago quarter. The increase of $23 million in the second quarter of 2020 was primarily due to an $11 million gain from the sale of our Upromise subsidiary and an increase of $5 million in third-party servicing fees resulting from the sale of $3.1 billion of loans in the first quarter of 2020. In addition, the second quarter of 2019 was negatively affected by a $4 million reduction in the tax indemnification receivable related to uncertain tax positions.
•Second-quarter 2020 non-interest expenses were $142 million, compared with $139 million in the year-ago quarter. The increase in non-interest expenses was primarily driven by $12 million in higher costs related to the increase in owned and serviced loans and other initiatives, that were offset by the suspension of the Personal Loan product and lower costs due to COVID-19.
•Second-quarter 2020 income tax benefit was $31 million, compared with $34 million income tax expense in the year-ago quarter. Our effective income tax rate increased to 26.5 percent in the second quarter of 2020 from 18.4 percent in the year-ago quarter, which included $11 million in tax credits. Absent this item, the effective tax rate for the second quarter of 2019 would have been 23.4 percent. The increase in the effective tax rate in the second quarter of 2020 was partially due to an increase in current year reserves for uncertain tax positions.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

For the six months ended June 30, 2020, net income was $277 million, or $0.69 diluted earnings per common share, compared with net income of $308 million, or $0.69 diluted earnings per common share, for the six months ended June 30, 2019.
The primary drivers of changes in net income for the first six months of 2020 compared with the year-ago period are as follows:
• Net interest income decreased by $50 million in the first six months of 2020 compared with the year-ago period primarily due to a 126 basis point decrease in net interest margin, which was partially offset by a $488 million increase in average loans outstanding. Net interest margin decreased because the yield on our Private Education Loan portfolio decreased by 84 basis points while our costs of funds only decreased by 67 basis points. In addition, we held an additional $4.2 billion in average cash and other short-term investments and taxable securities in the first six months of 2020 compared with the year-ago period. The increase in our cash and cash equivalents balance was associated with our efforts to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The overall impact of the increased liquidity in the first six months of 2020 reduced the net interest margin by approximately $26 million compared with the year-ago period.
• Provisions for credit losses increased $256 million in the first six months of 2020 compared with the year-ago period. This increase was primarily a result of our increasing the allowance for loan losses in response to the significant impact COVID-19 is expected to have on future losses. We estimate that the expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $397 million for the first six months of 2020. This increase was offset by the sale of $3.1 billion of loans in the first quarter of 2020, which resulted in a negative provision of $162 million.
• Gains on sales of loans, net, were $239 million in the first six months of 2020 as a result of the sale of $3.1 billion of Private Education Loans to unaffiliated third parties. There were no loan sales in the first six months of 2019.
• Gains on derivatives and hedging activities, net, increased $30 million in the first six months of 2020 compared with the year-ago period. The increase was driven by a significant decrease in interest rates during 2020 as a result of the economic impact of the COVID-19 pandemic, which made our receive/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
• In the first six months of 2020, other income increased $17 million from the year-ago period primarily due to an $11 million gain from the sale of our Upromise subsidiary in the second quarter of 2020, and an increase of $6 million in third-party servicing fees.
• First-half 2020 non-interest expenses were $289 million, compared with $279 million in the year-ago period. The increase in non-interest expenses was primarily driven by growth in the serviced and owned loan portfolio, CEO transition costs and costs related to other initiatives, that were offset by the suspension of the Personal Loan product and lower costs due to COVID-19.
•First-half 2020 income tax expense was $91 million, compared with $90 million in the year-ago period. The effective tax rate increased in the first six months of 2020 to 24.7 percent from 22.6 percent in the year-ago period. The increase in the effective tax rate was primarily driven by tax credits recorded in 2019.

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
“Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges and, as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivatives and hedging activities, net.”
The adjustments required to reconcile from our GAAP results of operations to our “Core Earnings” results, net of tax, relate to differing treatments for our derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. The amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (i) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment and (ii) the change in fair values related to future expected cash flows for derivatives that do not qualify for hedge accounting treatment. For purposes of “Core Earnings,” we include in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the change in fair values for those derivatives not qualifying for hedge accounting treatment. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

Unrealized gains on instruments not in a hedging relationship	$(7,853)	$18,242	$34,459	$22,444
Interest reclassification	11,604	(1,506)	14,964	(2,945)
Gains on derivatives and hedging activities, net	$3,751	$16,736	$49,423	$19,499

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019

“Core Earnings” adjustments to GAAP:

GAAP net income (loss)	$(85,211)	$150,277	$276,962	$308,466
Preferred stock dividends	2,478	4,331	5,942	8,799
GAAP net income (loss) attributable to SLM Corporation common stock	$(87,689)	$145,946	$271,020	$299,667

Adjustments:
Net impact of derivative accounting(1)	7,853	(18,242)	(34,459)	(22,444)
Net tax expense (benefit)(2)	1,918	(4,458)	(8,412)	(5,485)
Total “Core Earnings” adjustments to GAAP	5,935	(13,784)	(26,047)	(16,959)

“Core Earnings” (loss) attributable to SLM Corporation common stock	$(81,754)	$132,162	$244,973	$282,708

GAAP diluted earnings (loss) per common share	$(0.23)	$0.34	$0.69	$0.69
Derivative adjustments, net of tax	0.01	(0.03)	(0.07)	(0.04)
“Core Earnings” diluted earnings (loss) per common share	$(0.22)	$0.31	$0.62	$0.65
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

Provisions for credit losses	$351,887	$93,375	$413,145	$157,165
Total portfolio net charge-offs	$(39,637)	$(67,243)	$(101,068)	$(115,699)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,590,905	8.33%	$21,748,247	9.39%	$22,546,874	8.60%	$21,740,579	9.44%
FFELP Loans	761,469	3.82	821,138	5.01	768,897	4.06	829,497	4.98
Personal Loans	836,342	12.54	1,149,247	12.00	905,007	12.31	1,162,782	11.90
Taxable securities	1,479,811	0.80	237,031	2.91	993,347	1.12	212,919	2.97
Cash and other short-term investments	6,165,993	0.11	3,122,740	2.33	6,042,897	0.63	2,581,071	2.32
Total interest-earning assets	30,834,520	6.33%	27,078,403	8.50%	31,257,022	6.82%	26,526,848	8.67%

Non-interest-earning assets	(17,541)		1,377,427		137,035		1,271,729

Total assets	$30,816,979		$28,455,830		$31,394,057		$27,798,577

Average Liabilities and Equity
Brokered deposits	$13,041,724	1.81%	$11,169,067	2.78%	$13,375,496	2.07%	$10,856,381	2.75%
Retail and other deposits	10,761,037	1.55	9,244,655	2.57	10,696,545	1.83	9,081,000	2.54
Other interest-bearing liabilities(1)	4,793,262	3.00	4,522,248	3.57	4,835,062	3.14	4,396,946	3.60
Total interest-bearing liabilities	28,596,023	1.91%	24,935,970	2.84%	28,907,103	2.16%	24,334,327	2.83%

Non-interest-bearing liabilities	138,654		439,133		175,745		417,618
Equity	2,082,302		3,080,727		2,311,209		3,046,632
Total liabilities and equity	$30,816,979		$28,455,830		$31,394,057		$27,798,577

Net interest margin		4.55%		5.88%		4.82%		6.08%

_________________
(1)  Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Decrease	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2020 vs. 2019
Interest income	$(88,927)	$(159,232)	$70,305
Interest expense	(40,834)	(63,527)	22,693
Net interest income	$(48,093)	$(96,921)	$48,828

Six Months Ended June 30, 2020 vs. 2019
Interest income	$(80,447)	$(267,770)	$187,323
Interest expense	(30,189)	(88,771)	58,582
Net interest income	$(50,258)	$(181,695)	$131,437

          _________________
(1)  Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loan Portfolio
Ending Loan Balances, net

	June 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Total loan portfolio:
In-school(1)	$3,487,000	$101	$—	$—	$3,487,101
Grace, repayment and other(2)	17,998,465	754,239	772,086	10,706	19,535,496
Total, gross	21,485,465	754,340	772,086	10,706	23,022,597
Deferred origination costs and unamortized premium/(discount)	67,609	2,066	302	680	70,657
Allowance for loan losses	(1,760,559)	(4,385)	(163,337)	(1,042)	(1,929,323)
Total loan portfolio, net	$19,792,515	$752,021	$609,051	$10,344	$21,163,931

% of total	93%	4%	3%	—%	100%
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

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020		2019		2020		2019
Private Education Loans	$21,590,905	93%	$21,748,247	92%	$22,546,874	93%	$21,740,579	92%
FFELP Loans	761,469	3	821,138	3	768,897	3	829,497	3
Personal Loans	836,342	4	1,149,247	5	905,007	4	1,162,782	5
Total portfolio	$23,188,716	100%	$23,718,632	100%	$24,220,778	100%	$23,732,858	100%

Loan Activity

	Three Months Ended June 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$20,176,233	$764,771	$747,444	$7,403	$21,695,851
Acquisitions and originations:
Fixed-rate	254,576	—	—	—	254,576
Variable-rate	250,037	—	—	10,064	260,101
Total acquisitions and originations	504,613	—	—	10,064	514,677
Capitalized interest and deferred origination cost premium amortization	109,289	4,160	(103)	(244)	113,102
Loan consolidations to third-parties	(284,484)	(5,998)	—	—	(290,482)
Allowance	(244,777)	(89)	(10,665)	(468)	(255,999)
Repayments and other	(468,359)	(10,823)	(127,625)	(6,411)	(613,218)
Ending balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931

	Three Months Ended June 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$21,576,534	$829,203	$1,092,649	$23,498,386
Acquisitions and originations:
Fixed-rate	348,690	—	126,660	475,350
Variable-rate	190,415	—	—	190,415
Total acquisitions and originations	539,105	—	126,660	665,765
Capitalized interest and deferred origination cost premium amortization	127,494	6,920	(74)	134,340
Loan consolidations to third-parties	(313,607)	(7,138)	—	(320,745)
Allowance	(22,022)	26	(3,676)	(25,672)
Repayments and other	(512,723)	(15,983)	(154,722)	(683,428)
Ending balance	$21,394,781	$813,028	$1,060,837	$23,268,646

	Six Months Ended June 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Acquisitions and originations:
Fixed-rate	1,723,274	—	41	—	1,723,315
Variable-rate	1,083,709	—	—	17,826	1,101,535
Total acquisitions and originations	2,806,983	—	41	17,826	2,824,850
Capitalized interest and deferred origination cost premium amortization	227,166	11,571	(203)	(315)	238,219
Sales	(2,925,478)	—	—	—	(2,925,478)
Loan consolidations to third-parties	(749,833)	(11,707)	—	—	(761,540)
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Allowance	(325,429)	100	(18,277)	(752)	(344,358)
Repayments and other	(1,076,579)	(28,907)	(276,970)	(10,045)	(1,392,501)
Ending balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931

	Six Months Ended June 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	1,792,643	—	247,550	2,040,193
Variable-rate	879,196	—	—	879,196
Total acquisitions and originations	2,671,839	—	247,550	2,919,389
Capitalized interest and deferred origination cost premium amortization	248,599	14,352	(132)	262,819
Loan consolidations to third-parties	(699,756)	(15,169)	—	(714,925)
Allowance	(30,025)	(757)	(12,094)	(42,876)
Repayments and other	(1,090,719)	(33,287)	(302,674)	(1,426,680)
Ending balance	$21,394,781	$813,028	$1,060,837	$23,268,646
“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at June 30, 2020 increased by 3 percent compared with June 30, 2019, and now total 47 percent of our Private Education Loan portfolio at June 30, 2020.

“Loan consolidations to third-parties” for the three months ended June 30, 2020 total 3.1 percent of our Private Education Loan portfolio in full principal and interest repayment status at June 30, 2020, or 1.4 percent of our total Private Education Loan portfolio at June 30, 2020, compared with the year-ago period of 3.5 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.5 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

Historically, voluntary prepayments, including loan consolidations, decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we have seen a decrease in voluntary prepayments in the second quarter of 2020 (as compared to the year-ago period) as a result of the COVID-19 pandemic, the decrease was not as significant as we expected based upon historical experience during higher unemployment periods. While we expect voluntary prepayments to remain below prior year rates for the remainder of 2020, the magnitude of the reduction is uncertain at this time.
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended June 30,
(Dollars in thousands)	2020	%	2019	%
Smart Option - interest only(1)	$102,881	21%	$102,265	19%
Smart Option - fixed pay(1)	127,150	26	133,990	25
Smart Option - deferred(1)	153,929	31	171,054	32
Smart Option - principal and interest	1,581	—	1,381	—
Graduate Loan	106,052	21	116,619	22
Parent Loan	5,618	1	6,824	2
Total Private Education Loan originations	$497,211	100%	$532,133	100%

Percentage of loans with a cosigner	73.6%		76.5%
Average FICO at approval(2)	747		745

	Six Months Ended June 30,
(Dollars in thousands)	2020	%	2019	%
Smart Option - interest only(1)	$625,313	22%	$582,977	22%
Smart Option - fixed pay(1)	783,744	28	728,451	27
Smart Option - deferred(1)	1,034,510	37	990,847	37
Smart Option - principal and interest	4,826	—	5,339	—
Graduate Loan	294,872	11	298,297	11
Parent Loan	54,846	2	57,290	3
Total Private Education Loan originations	$2,798,111	100%	$2,663,201	100%

Percentage of loans with a cosigner	85.5%		86.2%
Average FICO at approval(2)	746		746
_____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2019 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Loan Losses

Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$1,515,781	$4,296	$152,673	$574	$1,673,324	$285,946	$1,760	$70,619	$358,325
Transfer from unfunded commitment liability	42,490	—	—	—	42,490	—	—	—	—
Less:
Charge-offs	(31,779)	(84)	(14,601)	(41)	(46,505)	(55,382)	(171)	(19,074)	(74,627)
Plus:
Recoveries	5,532	—	1,336	—	6,868	6,108	—	1,276	7,384
Provision for loan losses:
Provision, current period	228,535	173	23,929	509	253,146	71,296	145	21,474	92,915
Loan sale reduction to provision	—	—	—	—	—	—	—	—	—
Total provision for loan losses(1)	228,535	173	23,929	509	253,146	71,296	145	21,474	92,915
Ending balance	$1,760,559	$4,385	$163,337	$1,042	$1,929,323	$307,968	$1,734	$74,295	$383,997

Troubled debt restructurings(2)	$1,520,240	$—	$—	$—	$1,520,240	$1,411,189	$—	$—	$1,411,189

        _________
(1)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2020
Provisions for credit losses for new loan commitments made during the quarter	$98,741
Total provision for allowance for loan losses	253,146
Provisions for credit losses reported in consolidated statements of operations	$351,887

(2) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

	Six Months Ended June 30,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$341,121
Day 1 adjustment for adoption of CECL	1,060,830	2,852	79,183	188	1,143,053	—	—	—	—
Transfer from unfunded commitment liability	179,085	—	—	—	179,085	—	—	—	—
Less:
Charge-offs	(83,248)	(310)	(33,848)	(48)	(117,454)	(94,959)	(405)	(34,325)	(129,689)
Plus:
Recoveries	13,508	—	2,878	—	16,386	11,805	—	2,185	13,990
Provision for loan losses:
Provision, current period	377,877	210	49,247	800	428,134	113,179	1,162	44,234	158,575
Loan sale reduction to provision	(161,793)	—	—	—	(161,793)	—	—	—	—
Total provision for loan losses(1)	216,084	210	49,247	800	266,341	113,179	1,162	44,234	158,575
Ending balance	$1,760,559	$4,385	$163,337	$1,042	$1,929,323	$307,968	$1,734	$74,295	$383,997

Troubled debt restructurings(2)	$1,520,240	$—	$—	$—	$1,520,240	$1,411,189	$—	$—	$1,411,189

_________
(1)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for loan losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2020
Provisions for credit losses for new loan commitments made during the period	$146,804
Total provision for allowance for loan losses	266,341
Provisions for credit losses reported in consolidated statements of operations	$413,145

(2) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2020, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 47 percent of our total Private Education Loan portfolio at June 30, 2020, compared with 42 percent at June 30, 2019.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Loan Losses” and Note 3, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-Q.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

	Private Education Loans
	June 30,
	2020		2019
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,480,047		$5,722,581
Loans in forbearance and percentage of each status:
Loans in forbearance - current(2)	1,420,585	95.2%	574,015	100.0%
Loans in forbearance - loans delinquent 31-60 days(2)(3)	40,455	2.7	—	—
Loans in forbearance - loans delinquent 61-90 days(2)(3)	21,286	1.4	—	—
Loans in forbearance - loans delinquent greater than 90 days(2)(3)	10,369	0.7	—	—
Total Private Education Loans in forbearance(2)	1,492,695	100.0%	574,015	100.0%
Loans in repayment and percentage of each status:
Loans current	14,190,329	97.8%	14,920,746	97.3%
Loans delinquent 31-60 days(3)	166,584	1.1	222,448	1.5
Loans delinquent 61-90 days(3)	99,653	0.7	123,473	0.8
Loans delinquent greater than 90 days(3)	56,157	0.4	65,584	0.4
Total Private Education Loans in repayment	14,512,723	100.0%	15,332,251	100.0%
Total Private Education Loans, gross	21,485,465		21,628,847
Private Education Loans deferred origination costs and unamortized premium/(discount)	67,609		73,902
Total Private Education Loans	21,553,074		21,702,749
Private Education Loans allowance for losses	(1,760,559)		(307,968)
Private Education Loans, net	$19,792,515		$21,394,781

Percentage of Private Education Loans in repayment		67.5%		70.9%

Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment		2.2%		2.7%

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans		2.7%		2.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		9.3%		3.6%
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

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans remained the same at 2.7 percent at June 30, 2020 and 2019, while we saw the forbearance rate increase to 9.3 percent at June 30, 2020 from 3.6 percent at June 30, 2019. Typically, higher unemployment rates, as we saw in the second of quarter 2020, cause delinquency rates to increase; however, to help our borrowers in financial difficulty resulting from the COVID-19 pandemic, in accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we have invoked a disaster forbearance program to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances end, we will reduce the disaster forbearance to one-month increments and implement additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. See additional discussion related to collections activity and the COVID-19 pandemic in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance.”

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$1,515,781	$285,946	$374,300	$277,943
Day 1 adjustment for adoption of CECL	—	—	1,060,830	—
Transfer from unfunded commitment liability	42,490	—	179,085	—
Provision for loan losses:				—
Provision, current period	228,535	71,296	377,877	113,179
Loan sale reduction to provision	—	—	(161,793)	—
Total provision	228,535	71,296	216,084	113,179
Net charge-offs:
Charge-offs	(31,779)	(55,382)	(83,248)	(94,959)
Recoveries	5,532	6,108	13,508	11,805
Net charge-offs	(26,247)	(49,274)	(69,740)	(83,154)
Allowance at end of period	$1,760,559	$307,968	$1,760,559	$307,968

Allowance as a percentage of the ending total loan balance	8.19%	1.42%	8.19%	1.42%
Allowance as a percentage of the ending loans in repayment(1)	12.13%	2.01%	12.13%	2.01%
Allowance coverage of net charge-offs (annualized)	16.77	1.56	12.62	1.85
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.75%	1.29%	0.91%	1.09%
Delinquent loans in repayment as a percentage of ending loans in repayment(1)	2.22%	2.68%	2.22%	2.68%
Delinquencies as a percentage of ending loans in repayment and delinquent forbearance loans(1)	2.70%	2.68%	2.70%	2.68%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(1)	9.33%	3.61%	9.33%	3.61%
Ending total loans, gross	$21,485,465	$21,628,847	$21,485,465	$21,628,847
Average loans in repayment(1)	$14,011,841	$15,241,574	$15,306,349	$15,188,003
Ending loans in repayment(1)	$14,512,723	$15,332,251	$14,512,723	$15,332,251
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
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status (except as described below in the case of disaster forbearance).
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
The COVID-19 pandemic is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations throughout the country, resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many of our individual customers will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which we expect will lead to higher levels of forbearance, delinquency, and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our GRP, which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and IVR. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but will not be added to the loan balance until the end of the loan term. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. This program is applied across our Private Education Loan and Personal Loan portfolios. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances end, we will reduce the disaster forbearance to one-month increments and implement additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. In addition, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we have postponed our efforts to roll out in a methodical approach the implementation of the credit administration practices changes and related testing until the fourth quarter of 2020 so that we can be more flexible in dealing with our customers’ financial hardship. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2020 and December 31, 2019, 8.9 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.

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
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for loan losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for loan losses.

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). The period of delinquency is based on the number of days scheduled payments are contractually past due. Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2020, loans in forbearance status as a percentage of total loans in repayment and forbearance were 5.7 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 61 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2020	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,480	$5,480
Loans in forbearance	643	263	204	156	227	—	1,493
Loans in repayment - current	4,832	2,996	2,199	1,645	2,518	—	14,190
Loans in repayment - delinquent 31-60 days	65	30	25	18	28	—	166
Loans in repayment - delinquent 61-90 days	49	16	12	10	13	—	100
Loans in repayment - delinquent greater than 90 days	26	9	8	5	8	—	56
Total	$5,615	$3,314	$2,448	$1,834	$2,794	$5,480	21,485
Deferred origination costs and unamortized premium/(discount)							68
Allowance for loan losses							(1,760)
Total Private Education Loans, net							$19,793

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	4.02%	1.64%	1.27%	0.98%	1.42%	—%	9.33%

(Dollars in millions) June 30, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,723	$5,723
Loans in forbearance	319	82	67	52	54	—	574
Loans in repayment - current	5,019	3,366	2,546	1,897	2,093	—	14,921
Loans in repayment - delinquent 31-60 days	89	43	34	25	31	—	222
Loans in repayment - delinquent 61-90 days	52	25	18	13	15	—	123
Loans in repayment - delinquent greater than 90 days	29	12	10	7	8	—	66
Total	$5,508	$3,528	$2,675	$1,994	$2,201	$5,723	21,629
Deferred origination costs and unamortized premium/(discount)							74
Allowance for loan losses							(308)
Total Private Education Loans, net							$21,395

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.01%	0.51%	0.42%	0.33%	0.34%	—%	3.61%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at June 30, 2020 and December 31, 2019.

	June 30, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$225,150	$261,290	$13,510,118	$10,663	$505,502	$14,512,723
$ in total	$347,275	$277,260	$20,010,232	$11,759	$838,939	$21,485,465

	December 31, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$205,203	$248,662	$15,928,942	$12,394	$392,469	$16,787,670
$ in total	$341,919	$251,104	$21,951,654	$12,895	$632,019	$23,189,591
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2020	$1,366,172	$3,478	$5,012
December 31, 2019	$1,366,158	$2,390	$5,309
June 30, 2019	$1,376,715	$2,589	$5,673

Personal Loan Delinquencies

The following table provides information regarding the loan status of our Personal Loans.

	Personal Loans
	June 30,
	2020		2019
(Dollars in thousands)	Balance	%	Balance	%
Loans in forbearance:
Loans in forbearance - current	$43,922	97.9%	$—	—%
Loans in forbearance - delinquent 31-60 days(1)	93	0.2	—	—
Loans in forbearance - delinquent 61-90 days(1)	388	0.9	—	—
Loans in forbearance - delinquent greater than 90 days(1)	469	1.0	—	—
Total Personal Loans in forbearance	44,872	100.0%	—	—%
Loans in repayment and percentage of each status:
Loans current	714,996	98.3%	1,113,730	98.2%
Loans delinquent 31-60 days(1)	2,809	0.4	6,704	0.6
Loans delinquent 61-90 days(1)	4,109	0.6	7,393	0.6
Loans delinquent greater than 90 days(1)	5,300	0.7	6,810	0.6
Total Personal Loans in repayment	727,214	100.0%	1,134,637	100.0%
Total Personal Loans, gross	772,086		1,134,637
Personal Loans deferred origination costs and unamortized premium/(discount)	302		495
Total Personal Loans	772,388		1,135,132
Personal Loans allowance for losses	(163,337)		(74,295)
Personal Loans, net	$609,051		$1,060,837
Delinquent Personal Loans in repayment(2) as a percentage of Personal Loans in repayment		1.7%		1.8%
Delinquencies as a percentage of Personal Loans in repayment and delinquent forbearance loans		1.8%		1.8%
_______
(1)The period of delinquency is based on the number of days scheduled payments are contractually past due.
(2)For purposes of this table, do not include delinquent Personal Loans in forbearance.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans, Personal Loans, and other loans, and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity, and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2020	December 31, 2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$17,578	$29,620
Sallie Mae Bank(1)	4,971,383	5,534,257
Available-for-sale investments	1,947,062	487,668
Total unrestricted cash and liquid investments	$6,936,023	$6,051,545
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$34,864	$39,149	$33,358	$33,449
Sallie Mae Bank(1)	5,889,807	2,889,757	5,761,849	2,367,024
Available-for-sale investments	1,461,691	233,371	974,544	210,965
Total unrestricted cash and liquid investments	$7,386,362	$3,162,277	$6,769,751	$2,611,438
   ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Deposits - interest bearing	$23,590,147	$24,282,906
Deposits - non-interest bearing	1,972	1,077
Total deposits	$23,592,119	$24,283,983

Our total deposits of $23.6 billion were comprised of $12.8 billion in brokered deposits and $10.8 billion in retail and other deposits at June 30, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of June 30, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion and $6.8 billion of our deposit total as of June 30, 2020 and December 31, 2019, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended June 30, 2020 and 2019, respectively, and placement fee expense of $10 million and $8 million in the six months ended June 30, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $14 million for the three months ended June 30, 2020 and 2019, respectively, and fees paid to third-party brokers related to brokered CDs were $3 million and $15 million for the six months ended June 30, 2020 and 2019, respectively.

Interest bearing deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,774,119	0.99%	$9,616,547	2.04%
Savings	817,229	0.97	718,616	1.71
Certificates of deposit	12,998,799	1.51	13,947,743	2.44
Deposits - interest bearing	$23,590,147		$24,282,906
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2020, and December 31, 2019, there were $663 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $56 million and $68 million at June 30, 2020 and December 31, 2019, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment, or derivative counterparty will not be able to meet its obligations to us.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2020, $8.8 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $9.2 billion at June 30, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2020 was $(249) million and $24 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30,

2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $75 million and $52 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2020.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$74,908
Exposure to counterparties with credit ratings, net of collateral	$74,908
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial condition. Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s regulatory capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.
 Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks, and protect the interests of depositors and the DIF administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for the remainder of 2020. As of June 30, 2020, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
Under U.S. Basel III, the Bank is required to maintain the following minimum regulatory capital ratios: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, as of January 1, 2019, the Bank is subject to a fully phased-in Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. (As of December 31, 2018, the Bank was subject to a Common Equity Tier 1 capital conservation buffer of greater than 1.875 percent.) Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent, and a Total risk-based capital ratio of greater than 10.5 percent.

To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this interim final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for loan losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,085,133	12.4%	$1,735,574	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,085,133	12.4%	$2,107,482	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,399,606	13.7%	$2,603,361	>	10.5%
Tier 1 Capital (to Average Assets)	$3,085,133	9.6%	$1,284,390	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,284,642	>	4.0%
________________

(1)  Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2) The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $27 million and $568 million in dividends to the Company for the three and six months ended June 30, 2020, respectively, and $136 million and $221 million in dividends for the three and six months ended June 30, 2019, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2020 and December 31, 2019, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Borrowings.”

	June 30, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,565	$198,565	$—	$198,159	$198,159
Total unsecured borrowings	—	198,565	198,565	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	2,832,364	2,832,364	—	2,629,902	2,629,902
Variable-rate	—	1,418,838	1,418,838	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,251,202	4,251,202	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,251,202	4,251,202	289,230	4,155,878	4,445,108
Total	$—	$4,449,767	$4,449,767	$289,230	$4,354,037	$4,643,267

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $3.7 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2020 or in the year ended December 31, 2019.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2020, we had $1 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At June 30, 2020, we had an $86 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses and derivative accounting, can be found in our 2019 Form 10-K. On January 1, 2020, we adopted FASB’s ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), which resulted in a significant change to our allowance for loan losses policy, and is outlined below. There were no significant changes to our derivative accounting policy during the six months ended June 30, 2020.

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
On January 1, 2020, we adopted CECL using the modified retrospective method and it had a material impact on how we record and report our financial condition and results of operations and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL:

	January 1, 2020
(Dollars in thousands)	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for loan losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Cards	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for loan losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

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
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for loan losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
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
In estimating our current expected credit losses, we use a combination of an expected base-case scenario coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
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
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of operation.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Personal Loan, Credit Card, and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For June 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the key assumptions/estimates described above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date will be updated quarterly based on updated information received from the clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the related life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses.
Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

Private Education Loans generally do not require borrowers to begin (principal and interest) repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At June 30, 2020 and December 31, 2019, 26 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
Troubled Debt Restructurings
In estimating the expected defaults for our Private Education Loans that are considered TDRs, we follow the same discounted cash flow process described above but use the historical loss rates related to past TDR loans. The appropriate gross loss rates are determined for each individual loan by evaluating loan maturity, risk characteristics, and macroeconomic conditions.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of June 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
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

We have elected to suspend TDR accounting for both forbearance and interest rate modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) December 31, 2020.
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
Uncollectible Interest
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for loan losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.
Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans. We ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. At June 30, 2020 and December 31, 2019, we held $609 million and $984 million, respectively, in Personal Loans, net of allowance. At June 30, 2020, there were no Personal Loans classified as TDRs.
We collect on defaulted Personal Loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For June 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.
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
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for loan losses for FFELP loans and related periodic provision expense are relatively small.
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
For the amortization of the basis adjustments, we determine the constant effective yield necessary to apply the interest method based upon the contractual terms of the loan contract, with no consideration given to expected prepayments.
For fixed-rate loans, when a prepayment occurs the unamortized balance of the basis adjustments is adjusted so that future amortization (based upon the contractual terms of the loan) will result in constant effective yield equal to the original effective interest rate. Prepayments do not result in a change in the effective interest rate of the loan. We determine the contractual payments on a pool basis; as such, when a prepayment occurs, future contractual payments will be determined assuming the pool will make smaller payments through the original term of the contract. The adjustment to the unamortized basis adjustment balance is recorded in interest income.
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

We also pay to the U.S. Department of Education (the “DOE”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans and Personal Loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of loans when they are classified as held-for-sale.
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
We recognize certain fee income (primarily late fees) on all loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of operation.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2020 and 2019, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
At today’s levels of interest rates, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At June 30, 2020, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the precipitous fall in many short-term rates since February 2020. These EAR results indicate a market risk profile that is less sensitive to rate changes and is now at a nearly rate-neutral position for net interest income, based on static balance sheet assumptions over the next two years. For the quarter ended June 30, 2020, the increased sensitivity in the EVE risk metric is the result of an increase in fixed-rate assets on the balance sheet relative to fixed-rate liabilities and a change in the model used to perform the calculation. Approximately one-third of the increased sensitivity is due to portfolio structural changes as we now have a higher percentage of assets invested in fixed-rate loans and highly liquid fixed-rate securities. In addition, several changes to the EVE calculation methodology have been made since second quarter 2019 that have caused the ratios presented below to increase. Significant changes in methodology have occurred with the recent implementation of a new asset and liability model, which offers capabilities to model the expected cashflows of our Private Education Loan portfolio more precisely. These changes have lengthened the projected remaining weighted average lives of our education loan assets. Further duration increases have occurred due to COVID-19, with projections of slower prepayments on the student loan portfolio.

	June 30,
	2020			2019
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	-1.20%	-0.29%	N/A	+5.8%	+1.9%	-1.9%
EAR - Ramp	-0.43%	-0.08%	N/A	+4.3%	+1.3%	-1.4%
EVE	-17.0%	-5.6%	N/A	-0.8%	-0.3%	+0.3%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans, and fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is (i) the impact of FFELP Loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of fixed-rate loans that have not been fully match-funded through derivative transactions and fixed-rate funding from CDs and asset securitization.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix, and size of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of operations). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$448.5	$(448.5)
3-month Treasury bill	weekly	110.4	—	110.4
Prime	monthly	12.2	—	12.2
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	11,692.4	10,600.1	1,092.3
1-month LIBOR	daily	643.9	—	643.9
Non-Discrete reset(2)	daily/weekly	5,118.4	3,617.2	1,501.2
Fixed-Rate(3)		12,834.8	15,346.3	(2,511.5)
Total		$30,412.1	$30,412.1	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.6 billion of equity and $0.6 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate.
We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (some currently impacting today’s market) can lead to a temporary divergence between indices, resulting in a negative impact to our earnings.

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2020.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.26
Personal loans	1.08
Cash and investments	0.48
Total earning assets	4.01

Deposits
Short-term deposits	0.51
Long-term deposits	2.22
Total deposits	1.02

Borrowings
Long-term borrowings	3.87
Total borrowings	3.87

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2019 Form 10-K.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K as well as the risk factors disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ending March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2020.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2020	—	$—	—	$75,000
May 1 - May 31, 2020	465	$7.85	—	$75,000
June 1 - June 30, 2020	443	$7.69	—	$75,000
Total second-quarter 2020	908	$7.77	—
_________
(1)   The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)  On January 23, 2019, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $200 million under the 2019 Share Repurchase Program. At the end of January 2020, $31 million of capacity remained under the 2019 Share Repurchase Program; with the purchase of 2.7 million shares in February 2020, we utilized all remaining capacity under the 2019 Share Repurchase Program. On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program expires on January 21, 2022. In the first quarter of 2020, we paid $525 million under an ASR agreement and received an initial delivery of 44.9 million shares. See Note 9, “Stockholders’ Equity” to our consolidated financial statements for further discussion.

The closing price of our common stock on the Nasdaq Global Select Market on June 30, 2020 was $7.03.

Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Nothing to report.

Item 6. Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2020.

10.2	Separation Agreement between Raymond J. Quinlan and the Company effective April 19, 2020.

10.3	Jonathan W. Witter Sign-On Equity Grant - 2020 Restricted Stock Unit Term Sheet.

10.4	Offer Letter between Donna F. Vieira and the Company dated September 18, 2018.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 22, 2020