Form 10-Q
period 2020-09-30
SLM Corp
filed 2020-10-21
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2020, there were 375,237,815 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$4,351,045	$5,563,877
Investments:
Trading investments at fair value (cost of $12,551)	14,651	—
Available-for-sale investments at fair value (cost of $2,081,236 and $485,756, respectively)	2,090,707	487,669
Other investments	81,231	84,420
Total investments	2,186,589	572,089
Loans held for investment (net of allowance for losses of $1,734,559 and $441,912, respectively)	21,709,771	24,667,792
Restricted cash	162,448	156,883
Other interest-earning assets	53,808	52,564
Accrued interest receivable	1,472,602	1,392,725
Premises and equipment, net	148,773	134,749
Income taxes receivable, net	505,208	88,844
Tax indemnification receivable	28,256	27,558
Other assets	23,921	29,398
Total assets	$30,642,421	$32,686,479

Liabilities
Deposits	$23,109,923	$24,283,983
Short-term borrowings	—	289,230
Long-term borrowings	4,947,647	4,354,037
Upromise member accounts	—	192,662
Other liabilities	384,405	254,731
Total liabilities	28,441,975	29,374,643

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 456.6 million and 453.6 million shares issued, respectively	91,319	90,720
Additional paid-in capital	1,243,482	1,307,630
Accumulated other comprehensive loss (net of tax benefit of ($12,647) and ($3,995), respectively)	(38,941)	(12,367)
Retained earnings	1,302,654	1,850,512
Total SLM Corporation stockholders’ equity before treasury stock	2,998,514	3,636,495
Less: Common stock held in treasury at cost: 81.4 million and 32.5 million shares, respectively	(798,068)	(324,659)
Total equity	2,200,446	3,311,836
Total liabilities and equity	$30,642,421	$32,686,479

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$477,833	$564,698	$1,513,279	$1,672,082
Investments	3,327	2,145	9,086	5,272
Cash and cash equivalents	1,218	23,548	19,740	53,212
Total interest income	482,378	590,391	1,542,105	1,730,566
Interest expense:
Deposits	83,500	143,393	318,858	405,977
Interest expense on short-term borrowings	3,424	1,400	11,041	3,700
Interest expense on long-term borrowings	30,887	40,533	98,750	116,675
Total interest expense	117,811	185,326	428,649	526,352
Net interest income	364,567	405,065	1,113,456	1,204,214
Less: provisions for credit losses	(3,640)	99,526	409,505	256,691
Net interest income after provisions for credit losses	368,207	305,539	703,951	947,523
Non-interest income (loss):
Gains (losses) on sales of loans, net	(4)	—	238,562	—
Gains (loss) on derivatives and hedging activities, net	(15)	1,961	49,408	21,460
Other income	9,646	15,280	42,547	31,313
Total non-interest income	9,627	17,241	330,517	52,773
Non-interest expenses:
Operating expenses:
Compensation and benefits	62,743	64,980	219,413	210,213
FDIC assessment fees	1,455	8,814	17,508	23,788
Other operating expenses	63,292	79,827	179,424	198,573
Total operating expenses	127,490	153,621	416,345	432,574
Restructuring expenses	24,127	—	24,127	—
Total non-interest expenses	151,617	153,621	440,472	432,574
Income before income tax expense	226,217	169,159	593,996	567,722
Income tax expense	55,189	40,701	146,006	130,798
Net income	171,028	128,458	447,990	436,924
Preferred stock dividends	2,058	4,153	8,000	12,952
Net income attributable to SLM Corporation common stock	$168,970	$124,305	$439,990	$423,972
Basic earnings per common share attributable to SLM Corporation	$0.45	$0.29	$1.14	$0.99
Average common shares outstanding	375,094	424,149	386,587	429,295
Diluted earnings per common share attributable to SLM Corporation	$0.45	$0.29	$1.13	$0.98
Average common and common equivalent shares outstanding	377,918	427,336	389,391	432,572
Declared dividends per common share attributable to SLM Corporation	$—	$—	$0.09	$0.09

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$171,028	$128,458	$447,990	$436,924
Other comprehensive income (loss):
Unrealized gains on investments	1,545	1,344	7,559	7,446
Unrealized gains (losses) on cash flow hedges	5,252	(10,083)	(42,785)	(48,213)
Total unrealized gains (losses)	6,797	(8,739)	(35,226)	(40,767)
Income tax (expense) benefit	(1,667)	2,135	8,652	9,961
Other comprehensive income (loss), net of tax (expense) benefit	5,130	(6,604)	(26,574)	(30,806)
Total comprehensive income	$176,158	$121,854	$421,416	$406,118

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2019	4,000,000	453,507,905	(26,912,915)	426,594,990	$400,000	$90,702	$1,296,409	$(13,579)	$1,600,855	$(277,071)	$3,097,316
Net income	—	—	—	—	—	—	—	—	128,458	—	128,458
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(6,604)	—	—	(6,604)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	121,854
Cash dividends declared:
Preferred Stock, Series B ($1.04 per share)	—	—	—	—	—	—	—	—	(4,153)	—	(4,153)
Common stock dividend accrual adjustment	—	—	—	—	—	—	—	—	339	—	339
Issuance of common shares	—	26,137	—	26,137	—	5	87	—	—	—	92
Stock-based compensation expense	—	—	—	—	—	—	5,132	—	175	—	5,307
Common stock repurchased	—	—	(4,436,963)	(4,436,963)	—	—	—	—	—	(37,477)	(37,477)
Shares repurchased related to employee stock-based compensation plans	—	—	(15,238)	(15,238)	—	—	—	—	—	(146)	(146)
Balance at September 30, 2019	4,000,000	453,534,042	(31,365,116)	422,168,926	$400,000	$90,707	$1,301,628	$(20,183)	$1,725,674	$(314,694)	$3,183,132

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2020	4,000,000	456,585,223	(81,349,436)	375,235,787	$400,000	$91,317	$1,234,450	$(44,071)	$1,133,269	$(798,046)	$2,016,919
Net income	—	—	—	—	—	—	—	—	171,028	—	171,028
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,130	—	—	5,130
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	176,158
Cash dividends declared:
Preferred Stock, Series B ($0.51 per share)	—	—	—	—	—	—	—	—	(2,058)	—	(2,058)
Common stock dividend accrual adjustment	—	—	—	—	—	—	—	—	247	—	247
Issuance of common shares	—	5,150		5,150	—	2	14	—	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	9,018	—	168	—	9,186
Shares repurchased related to employee stock-based compensation plans	—	—	(3,122)	(3,122)	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	4,000,000	456,590,373	(81,352,558)	375,237,815	$400,000	$91,319	$1,243,482	$(38,941)	$1,302,654	$(798,068)	$2,200,446

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	436,924	—	436,924
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(30,806)	—	—	(30,806)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	406,118
Cash dividends declared:
Common stock ($0.09 per share)	—	—	—	—	—	—	—	—	(38,485)	—	(38,485)
Preferred Stock, Series B ($3.24 per share)	—	—	—	—	—	—	—	—	(12,952)	—	(12,952)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,677,821	—	3,677,821	—	735	2,384	—	—	—	3,119
Stock-based compensation expense	—	—	—	—	—	—	24,604	—	175	—	24,779
Common stock repurchased	—	—	(15,861,718)	(15,861,718)	—	—	—	—	—	(157,597)	(157,597)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,328,665)	(1,328,665)	—	—	—	—	—	(14,506)	(14,506)
Balance at September 30, 2019	4,000,000	453,534,042	(31,365,116)	422,168,926	$400,000	$90,707	$1,301,628	$(20,183)	$1,725,674	$(314,694)	$3,183,132

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Net income	—	—	—	—	—	—	—	—	447,990	—	447,990
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,574)	—	—	(26,574)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	421,416
Cash dividends declared:
Common Stock ($0.09 per share)	—	—	—	—	—	—	—	—	(35,097)	—	(35,097)
Preferred Stock, Series B ($2.00 per share)	—	—	—	—	—	—	—	—	(8,000)	—	(8,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	270	—	(280)	—	(10)
Issuance of common shares	—	2,990,447		2,990,447	—	599	2,298	—	—	—	2,897
Stock-based compensation expense	—	—	—	—	—	—	30,207	—	168	—	30,375
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,109,149)	(1,109,149)	—	—	—	—	—	(12,165)	(12,165)
Balance at September 30, 2020	4,000,000	456,590,373	(81,352,558)	375,237,815	$400,000	$91,319	$1,243,482	$(38,941)	$1,302,654	$(798,068)	$2,200,446

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income	$447,990	$436,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	409,505	256,691
Income tax expense	146,006	130,798
Amortization of brokered deposit placement fee	14,881	12,292
Amortization of Secured Borrowing Facility upfront fee	2,159	838
Amortization of deferred loan origination costs and loan premium/(discounts), net	20,127	9,750
Net amortization of discount on investments	4,255	1,312
Unrealized gain on investments	(2,100)	—
(Increase) reduction in tax indemnification receivable	(698)	981
Depreciation of premises and equipment	11,386	10,850
Stock-based compensation expense	30,253	24,841
Unrealized gains on derivatives and hedging activities, net	(21,862)	(24,957)
Gains on sales of loans, net	(238,562)	—
Gain on sale of Upromise subsidiary, net	(11,331)	—
Other adjustments to net income, net	5,389	(2,447)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(668,103)	(719,555)
Increase in non-marketable securities	—	(10,700)
Increase in other interest-earning assets	(1,244)	(47,513)
Decrease in tax indemnification receivable	—	—
Increase in other assets	(46,194)	(10,274)
Decrease in income taxes payable, net	(243,851)	(184,991)
Increase in accrued interest payable	38	21,831
Decrease in Upromise member accounts due to sale	(193,840)	—
Increase in other liabilities	126,645	15,928
Total adjustments	(657,141)	(514,325)
Total net cash used in operating activities	(209,151)	(77,401)
Investing activities
Loans acquired and originated	(4,736,304)	(5,335,986)
Net proceeds from sales of loans held for investment	3,875,984	—
Proceeds from claim payments	22,563	31,474
Net decrease in loans held for investment	2,954,660	2,992,844
Purchases of available-for-sale securities	(1,897,511)	(305,872)
Proceeds from sales and maturities of available-for-sale securities	376,580	32,282
Proceeds from sale of Upromise subsidiary, net	16,922	—
Total net cash provided by (used in) investing activities	612,894	(2,585,258)
Financing activities
Brokered deposit placement fee	(4,810)	(19,799)
Net (decrease) increase in certificates of deposit	(1,802,541)	2,682,850
Net increase in other deposits	501,843	911,985
Borrowings collateralized by loans in securitization trusts - issued	1,337,543	1,105,594
Borrowings collateralized by loans in securitization trusts - repaid	(749,300)	(793,062)
Borrowings under Secured Borrowing Facility	—	297,800
Repayment of borrowings under Secured Borrowing Facility	(289,230)	—
Fees paid on Secured Borrowing Facility	(3,251)	(1,116)
Common stock dividends paid	(35,097)	(38,485)

Preferred stock dividends paid	(8,000)	(12,952)
Common stock repurchased	(558,167)	(157,597)
Net cash (used in) provided by financing activities	(1,611,010)	3,975,218
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,207,267)	1,312,559
Cash, cash equivalents and restricted cash at beginning of period	5,720,760	2,681,895
Cash, cash equivalents and restricted cash at end of period	$4,513,493	$3,994,454
Cash disbursements made for:
Interest	$402,151	$489,599
Income taxes paid	$248,121	$185,138
Income taxes refunded	$(4,024)	$(853)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,351,045	$3,851,608
Restricted cash	162,448	142,846
Total cash, cash equivalents and restricted cash	$4,513,493	$3,994,454
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
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
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon exogenous factors over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic variables in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

forecast period, although this period is subject to change as our view evolves on our ability to reasonably estimate future losses based upon economic forecasts.
In estimating our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses. These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds;
•New loan volume, including commitments made but not yet disbursed; and
•Loan sales.
Management overlays can encompass a broad array of factors not captured by model inputs, such as changes in servicing policies.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Personal Loan, Credit Card, and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For September 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.

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
Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for credit losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for credit losses on a quarterly basis.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At September 30, 2020 and December 31, 2019, 27 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for credit losses.
As part of concluding on the adequacy of the allowance for credit losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages.
We consider a Private Education Loan to be delinquent if the borrower has not made a required payment prior to the 31st day after such payment was contractually due.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of September 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Credit Losses” in our 2019 Form 10-K.
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
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for credit losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
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

a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for credit losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.
Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans. We ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. During the third quarter of 2020, we sold our entire Personal Loan portfolio. Therefore, at September 30, 2020, the allowance for Personal Loans was $0.
We collected on defaulted Personal Loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. Prior to the sale of these loans, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.
Key Credit Quality Indicators - Personal Loans
For Personal Loans, we considered FICO scores at original approval and periodically refreshed/updated credit scores through the loan’s term, loan seasoning, and loan delinquency status to be our key credit quality indicators for the same reasons discussed above under “— Key Credit Quality Indicators — Private Education Loans.”
As part of concluding on the adequacy of the allowance for Personal Loan losses, we reviewed key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages. We considered a Personal Loan to be delinquent if the borrower had not made a required payment prior to the 31st day after such payment was contractually due.
Allowance for Credit Card Loans
We use the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for credit losses for FFELP Loans and related periodic provision expense are relatively small.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

We use the gross loss approach when estimating the allowance for credit losses for our FFELP Loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for credit losses and determine if qualitative adjustments need to be considered.
Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fees or costs, purchase premium or discount, and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization of deferred direct origination and acquisition costs.
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
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or interest-only repayment status as discussed above; however, we have changed the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provision for loan losses from our historical practice

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for credit losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
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
Adoption of the standard had a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL on January 1, 2020:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

	January 1, 2020
	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for credit losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Cards	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for credit losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

This transition adjustment is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
We also elected to use the relief offered in the final rule recently issued by the Federal Deposit Insurance Corporation (the “FDIC”) and other federal banking agencies that provides those banking organizations adopting CECL in the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 12, “Regulatory Capital.”
Sale of Upromise
On May 31, 2020, we sold our Upromise Inc. (“Upromise”) subsidiary to a third-party, which resulted in a gain of $11 million, recorded in “other income” on the consolidated statements of income for the nine months ended September 30, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Restructuring Activities
During the third quarter of 2020, we initiated a restructuring program to reduce costs and improve operating efficiencies by better aligning our organizational structure with our new corporate strategic initiatives. In conjunction with these restructuring plans, involuntary benefit arrangements, and certain other costs that are incremental and incurred as a direct result of our restructuring plan, are classified as restructuring expenses in the accompanying consolidated statements of income. Restructuring expenses of $24 million were recorded in the three and nine months ended September 30, 2020. Of that total, $20 million related to severance benefits and $4 million related to other related costs, primarily legal and consulting fees. There were no restructuring expenses recorded in the three or nine months ended September 30, 2019.
We sponsor employee severance plans that provide severance benefits in the event of termination of our full-time employees and part-time employees who work at least 24 hours per week. The severance plans establish specified benefits based on base salary, job level immediately preceding termination, and years of service upon termination of employment due to involuntary termination or a job abolishment, as defined in the severance plans. The benefits payable under the severance plans relate to past service. Accordingly, we recognize severance costs to be paid pursuant to the severance plans when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the severance plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the three and nine months ended September 30, 2020, as a direct result of our restructuring initiative. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.
We are currently finalizing this restructuring plan and while we expect to record additional restructuring expenses in the fourth quarter of 2020, we expect those amounts to be immaterial. The majority of these restructuring expenses incurred through September 30, 2020 and expected to be incurred in future periods are severance costs related to the elimination of approximately 165 positions, or approximately 9 percent of the workforce that existed as of December 31, 2019.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
In March 2020, we sold approximately $1.7 billion of Private Education Loans through securitization transactions where we were required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classified those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classified as trading investments recorded at fair value with changes recorded through earnings. At September 30, 2020, we had $15 million classified as trading investments.
Available-for-Sale Investments

The amortized cost and fair value of securities available for sale are as follows:

	September 30, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$308,757	$—	$5,670	$(100)	$314,327
Utah Housing Corporation bonds	12,357	—	170	—	12,527
U.S. government-sponsored enterprises and Treasuries	1,687,856	—	3,688	(10)	1,691,534
Other securities	72,266	—	396	(343)	72,319
Total	$2,081,236	$—	$9,924	$(453)	$2,090,707

	December 31, 2019
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$215,888	$—	$1,895	$(658)	$217,125
Utah Housing Corporation bonds	19,474	—	145	(83)	19,536
U.S. government-sponsored enterprises	250,394	—	635	(21)	251,008
Total	$485,756	$—	$2,675	$(762)	$487,669

___________
(1) Represents the amount of impairment that has resulted from credit-related factors, and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2020:
Mortgage-backed securities	$(100)	$26,026	$—	$—	$(100)	$26,026
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(10)	76,010	—	—	(10)	76,010
Other securities	(343)	33,918	—	—	(343)	33,918
Total	$(453)	$135,954	$—	$—	$(453)	$135,954

As of December 31, 2019:
Mortgage-backed securities	$(218)	$25,624	$(440)	$42,448	$(658)	$68,072
Utah Housing Corporation bonds	—	—	(83)	11,097	(83)	11,097
U.S. government-sponsored enterprises	(21)	14,977	—	—	(21)	14,977
Total	$(239)	$40,601	$(523)	$53,545	$(762)	$94,146

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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, with amortized costs of $38 million, $93 million, and $178 million, respectively, at September 30, 2020. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). As of September 30, 2020, three of the separate mortgage-backed securities in our investment portfolio had unrealized losses. Approximately 33 percent of our mortgage-backed securities were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in our portfolio carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the ability and the intent to hold each of these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2019, 33 of the 107 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 18 of the 33 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
We also invest in Utah Housing Corporation bonds for the purpose of complying with the CRA. As of September 30, 2020, none of the three separate bonds was in a net loss position. These bonds are rated Aa3 by Moody’s Investors Service, and the majority of the underlying assets are insured by the Federal Housing Administration or the Department of Veterans Affairs. Based on this qualitative analysis, we have determined that no credit impairment exists.
We also invest in U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. As of September 30, 2020, two of the 32 securities had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. These bonds are rated AA+ by Moody’s Investors Service. Based on this qualitative analysis, we have determined that no credit impairment exists.
In March 2020, we sold approximately $1.7 billion of Private Education Loans through a securitization transaction where we were required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. As of September 30, 2020, eight out of 10 of these investments had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of September 30, 2020, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2020	$214,950	$214,970
2021	454,287	455,932
2022	878,920	880,483
2023	139,699	140,147
2038	172	195
2039	2,058	2,271
2042	5,738	5,750
2043	9,572	10,027
2044	12,993	13,540
2045	12,176	12,611
2046	19,044	19,485
2047	28,940	29,448
2048	6,907	7,209
2049	56,060	58,279
2050	167,454	168,041
2054	72,266	72,319
Total	$2,081,236	$2,090,707

Some mortgage-backed and U.S. government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $748 million and $252 million par value of securities pledged to this borrowing facility at September 30, 2020 and December 31, 2019, respectively, as discussed further in Note 6, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million in the third quarter of 2019 on our earlier equity securities investments. As of September 30, 2020 and December 31, 2019, our total investment in the securities of this issuer was $26 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits. Total carrying value of the LIHTC investments was $55 million at September 30, 2020 and $58 million at December 31, 2019. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $22 million at September 30, 2020 and $29 million at December 31, 2019.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at September 30, 2020 and $6 million at December 31, 2019. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate. As of September 30, 2020 and December 31, 2019, 54 percent and 58 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest, which resulted in a $43 million reduction to our provision for credit losses.

Loans held for investment are summarized as follows:

	September 30,	December 31,
	2020	2019
Private Education Loans:
Fixed-rate	$10,353,809	$9,830,301
Variable-rate	12,260,518	13,359,290
Total Private Education Loans, gross	22,614,327	23,189,591
Deferred origination costs and unamortized premium/(discount)	70,406	81,224
Allowance for credit losses	(1,728,811)	(374,300)
Total Private Education Loans, net	20,955,922	22,896,515

FFELP Loans	745,556	783,306
Deferred origination costs and unamortized premium/(discount)	2,027	2,143
Allowance for credit losses	(4,363)	(1,633)
Total FFELP Loans, net	743,220	783,816

Personal Loans (fixed-rate)	—	1,049,007
Deferred origination costs and unamortized premium/(discount)	—	513
Allowance for credit losses	—	(65,877)
Total Personal Loans, net	—	983,643

Credit Cards (fixed-rate)	11,540	3,884
Deferred origination costs and unamortized premium/(discount)	474	36
Allowance for credit losses	(1,385)	(102)
Total Credit Cards, net	10,629	3,818

Loans held for investment, net	$21,709,771	$24,667,792

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years at both September 30, 2020 and December 31, 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	September 30,
	2020		2019
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,937,758	8.24%	$22,202,420	9.30%
FFELP Loans	750,925	3.46	806,865	4.54
Personal Loans	527,204	12.86	1,132,185	12.16
Total portfolio	$23,215,887		$24,141,470

	Nine Months Ended
	September 30,
	2020		2019
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,342,353	8.48%	$21,896,218	9.40%
FFELP Loans	762,863	3.86	821,870	4.83
Personal Loans	778,153	12.43	1,152,471	11.99
Total portfolio	$23,883,369		$23,870,559

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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which have led to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels.
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
repayment status. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended, we reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we can be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2020 and December 31, 2019, 8.8 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
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
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for credit losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.

4. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held-for-investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, — Allowance for Personal Loans, — Allowance for FFELP Loan Losses, and — Allowance for Credit Card Loans” in this Form 10-Q for additional details.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

	Allowance for Credit Losses
	Three Months Ended September 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Transfer from unfunded commitment liability(1)	—	100,470	—	—	100,470
Provisions:
Provision for current period	67	(81,710)	(8,762)	391	(90,014)
Loan sale reduction to provision	—	—	(42,916)	—	(42,916)
Total provision(2)	67	(81,710)	(51,678)	391	(132,930)
Net charge-offs:
Charge-offs	(89)	(55,298)	(5,231)	(48)	(60,666)
Recoveries	—	4,790	2,106	—	6,896
Net charge-offs	(89)	(50,508)	(3,125)	(48)	(53,770)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,363	$1,728,811	$—	$1,385	$1,734,559
Allowance:
Ending balance: individually evaluated for impairment	$—	$138,663	$—	$—	$138,663
Ending balance: collectively evaluated for impairment	$4,363	$1,590,148	$—	$1,385	$1,595,896
Loans:
Ending balance: individually evaluated for impairment	$—	$1,495,161	$—	$—	$1,495,161
Ending balance: collectively evaluated for impairment	$745,556	$21,119,166	$—	$11,540	$21,876,262
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	1.33%	—%	1.73%
Allowance as a percentage of the ending total loan balance	0.59%	7.64%	—%	12.00%
Allowance as a percentage of the ending loans in repayment(3)	0.77%	10.91%	—%	12.00%
Allowance coverage of net charge-offs (annualized)	12.26	8.56	—	7.21
Ending total loans, gross	$745,556	$22,614,327	$—	$11,540
Average loans in repayment(3)	$510,809	$15,182,703	$—	$11,103
Ending loans in repayment(3)	$564,442	$15,853,309	$—	$11,540
____________
(1) See Note 5, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2020
Private Education Loan provision for credit losses:
Provision for loan losses	$(81,710)
Provision for unfunded commitments	129,290
Total Private Education Loan provision for credit losses	47,580

Other impacts to the provision for credit losses:
Personal Loans	(51,678)
FFELP Loans	67
Credit Cards	391
Total	(51,220)
Provisions for credit losses reported in consolidated statements of income	$(3,640)

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Three Months Ended September 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Credit Losses
Beginning balance	$1,734	$307,968	$74,295	$383,997
Total provision	158	84,110	14,046	98,314
Net charge-offs:
Charge-offs	(203)	(56,398)	(19,626)	(76,227)
Recoveries	—	6,864	1,458	8,322
Net charge-offs	(203)	(49,534)	(18,168)	(67,905)
Ending Balance	$1,689	$342,544	$70,173	$414,406
Allowance:
Ending balance: individually evaluated for impairment	$—	$171,884	$—	$171,884
Ending balance: collectively evaluated for impairment	$1,689	$170,660	$70,173	$242,522
Loans:
Ending balance: individually evaluated for impairment	$—	$1,474,819	$—	$1,474,819
Ending balance: collectively evaluated for impairment	$798,168	$21,645,350	$1,131,833	$23,575,351
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.13%	1.27%	6.42%
Allowance as a percentage of the ending total loan balance	0.21%	1.48%	6.20%
Allowance as a percentage of the ending loans in repayment(1)	0.27%	2.13%	6.20%
Allowance coverage of net charge-offs (annualized)	2.08	1.73	0.97
Ending total loans, gross	$798,168	$23,120,169	$1,131,833
Average loans in repayment(1)	$621,706	$15,632,028	$1,131,965
Ending loans in repayment(1)	$631,626	$16,072,979	$1,131,833
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Nine Months Ended September 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Transfer from unfunded commitment liability(1)	—	279,555	—	—	279,555
Provisions:
Provision for current period	277	296,167	40,485	1,191	338,120
Loan sale reduction to provision	—	(161,793)	(42,916)	—	(204,709)
Total provision(2)	277	134,374	(2,431)	1,191	133,411
Net charge-offs:
Charge-offs	(399)	(138,546)	(39,079)	(96)	(178,120)
Recoveries	—	18,298	4,984	—	23,282
Net charge-offs	(399)	(120,248)	(34,095)	(96)	(154,838)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,363	$1,728,811	$—	$1,385	$1,734,559
Allowance:
Ending balance: individually evaluated for impairment	$—	$138,663	$—	$—	$138,663
Ending balance: collectively evaluated for impairment	$4,363	$1,590,148	$—	$1,385	$1,595,896
Loans:
Ending balance: individually evaluated for impairment	$—	$1,495,161	$—	$—	$1,495,161
Ending balance: collectively evaluated for impairment	$745,556	$21,119,166	$—	$11,540	$21,876,262
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.10%	1.05%	—%	1.51%
Allowance as a percentage of the ending total loan balance	0.59%	7.64%	—%	12.00%
Allowance as a percentage of the ending loans in repayment(3)	0.77%	10.91%	—%	12.00%
Allowance coverage of net charge-offs (annualized)	8.20	10.78	—	10.82
Ending total loans, gross	$745,556	$22,614,327	$—	$11,540
Average loans in repayment(3)	$546,443	$15,336,253	$—	$8,499
Ending loans in repayment(3)	$564,442	$15,853,309	$—	$11,540
____________
(1) See Note 5, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2020
Private Education Loan provision for credit losses:
Provision for loan losses	$134,374
Provision for unfunded commitments	276,094
Total Private Education Loan provision for credit losses	410,468

Other impacts to the provision for credit losses:
Personal Loans	(2,431)
FFELP Loans	277
Credit Cards	1,191
Total	(963)
Provisions for credit losses reported in consolidated statements of income	$409,505

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Nine Months Ended September 30, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Credit Losses
Beginning balance	$977	$277,943	$62,201	$341,121
Total provision	1,320	197,289	58,280	256,889
Net charge-offs:
Charge-offs	(608)	(151,357)	(53,951)	(205,916)
Recoveries	—	18,669	3,643	22,312
Net charge-offs	(608)	(132,688)	(50,308)	(183,604)
Ending Balance	$1,689	$342,544	$70,173	$414,406
Allowance:
Ending balance: individually evaluated for impairment	$—	$171,884	$—	$171,884
Ending balance: collectively evaluated for impairment	$1,689	$170,660	$70,173	$242,522
Loans:
Ending balance: individually evaluated for impairment	$—	$1,474,819	$—	$1,474,819
Ending balance: collectively evaluated for impairment	$798,168	$21,645,350	$1,131,833	$23,575,351
Net charge-offs as a percentage of average loans in repayment (annualized)(1)	0.13%	1.15%	5.82%
Allowance as a percentage of the ending total loan balance	0.21%	1.48%	6.20%
Allowance as a percentage of the ending loans in repayment(1)	0.27%	2.13%	6.20%
Allowance coverage of net charge-offs (annualized)	2.08	1.94	1.05
Ending total loans, gross	$798,168	$23,120,169	$1,131,833
Average loans in repayment(1)	$636,538	$15,351,188	$1,152,555
Ending loans in repayment(1)	$631,626	$16,072,979	$1,131,833
____________
(1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2020 and September 30, 2019, 8.8 percent and 8.0 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of September 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 2, “Significant Accounting Policies —Allowance for Loan Losses — Troubled Debt Restructurings,” and Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
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
At September 30, 2020 and December 31, 2019, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2020
TDR Loans	$1,537,499	$1,495,161	$138,663

December 31, 2019
TDR Loans	$1,612,896	$1,581,966	$186,697

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)
The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,554,741	$24,972	$1,467,098	$24,639

	Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,579,640	$75,530	$1,391,167	$69,159

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)
The following table provides information regarding the loan status and aging of TDR loans.

	September 30,		December 31,
	2020		2019
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$96,489		$87,749
TDR loans in forbearance(2) and percentage of each status:
TDR loans in forbearance - current(2)	102,973	99.9%	99,054	100.0%
TDR loans in forbearance - delinquent 31-60 days(2)(4)	139	0.1	—	—
TDR loans in forbearance - delinquent 61-90 days(2)(4)	—	—	—	—
TDR loans in forbearance - delinquent greater than 90 days(2)(4)	—	—	—	—
Total TDR loans in forbearance(2)	103,112	100.0%	99,054	100.0%
TDR loans in repayment(3) and percentage of each status:
Loans current	1,139,598	87.9%	1,230,954	88.2%
Loans delinquent 31-60 days(4)	70,790	5.5	85,555	6.1
Loans delinquent 61-90 days(4)	51,537	4.0	49,626	3.6
Loans delinquent greater than 90 days(4)	33,635	2.6	29,028	2.1
Total TDR loans in repayment(3)	1,295,560	100.0%	1,395,163	100.0%
Total TDR loans, gross	$1,495,161		$1,581,966
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$30,990	$20,033	$19,788	$115,195	$21,092	$29,258

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$200,471	$48,031	$68,790	$357,676	$54,173	$84,409

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Private Education Loans Credit Quality Indicators
	September 30, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	2015 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$2,583,111	$4,444,417	$3,156,414	$2,695,281	$2,338,980	$4,833,371	$20,051,574	89%
Without cosigner	445,546	651,283	448,682	323,888	246,098	447,256	2,562,753	11
Total	$3,028,657	$5,095,700	$3,605,096	$3,019,169	$2,585,078	$5,280,627	$22,614,327	100%

FICO at Origination(2):
Less than 670	$177,986	$361,387	$267,945	$228,293	$187,659	$414,785	$1,638,055	7%
670-699	411,825	751,145	537,957	478,944	410,372	883,813	3,474,056	15
700-749	975,514	1,661,005	1,183,935	1,004,662	871,989	1,767,363	7,464,468	33
Greater than or equal to 750	1,463,332	2,322,163	1,615,259	1,307,270	1,115,058	2,214,666	10,037,748	45
Total	$3,028,657	$5,095,700	$3,605,096	$3,019,169	$2,585,078	$5,280,627	$22,614,327	100%

FICO Refreshed(2)(3):
Less than 670	$217,218	$395,572	$344,242	$336,857	$332,360	$837,360	$2,463,609	11%
670-699	397,492	642,016	426,549	338,010	276,258	578,132	2,658,457	12
700-749	963,875	1,598,763	1,081,419	883,872	723,213	1,413,526	6,664,668	29
Greater than or equal to 750	1,450,072	2,459,349	1,752,886	1,460,430	1,253,247	2,451,609	10,827,593	48
Total	$3,028,657	$5,095,700	$3,605,096	$3,019,169	$2,585,078	$5,280,627	$22,614,327	100%

Seasoning(4):
1-12 payments	$1,772,006	$2,163,584	$479,231	$482,319	$409,027	$603,765	$5,909,932	26%
13-24 payments	21	968,742	1,437,060	261,628	247,112	502,320	3,416,883	15
25-36 payments	—	—	631,736	1,150,053	225,369	502,923	2,510,081	11
37-48 payments	—	—	—	403,088	941,217	482,116	1,826,421	8
More than 48 payments	—	—	—	—	304,878	2,590,571	2,895,449	13
Not yet in repayment	1,256,630	1,963,374	1,057,069	722,081	457,475	598,932	6,055,561	27
Total	$3,028,657	$5,095,700	$3,605,096	$3,019,169	$2,585,078	$5,280,627	$22,614,327	100%

Current period(5) gross charge-offs	$(458)	$(6,040)	$(18,124)	$(25,359)	$(24,979)	$(63,586)	$(138,546)
Current period(5) recoveries	5	381	1,672	2,778	3,277	10,185	18,298
Current period(5) net charge-offs	$(453)	$(5,659)	$(16,452)	$(22,581)	$(21,702)	$(53,401)	$(120,248)

Total accrued interest by origination vintage	$54,276	$308,207	$325,240	$289,104	$209,478	$267,871	$1,454,176
______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2020 through September 30, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Private Education Loans Credit Quality Indicators
	December 31, 2019
Year of Origination	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)	2014 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,475,256	$4,303,772	$3,575,973	$3,112,873	$2,579,214	$3,662,547	$20,709,635	89%
Without cosigner	571,792	584,601	427,512	320,985	241,958	333,108	2,479,956	11
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO at Origination(2):
Less than 670	$283,040	$343,613	$285,747	$236,457	$203,145	$313,587	$1,665,589	7%
670-699	592,376	714,779	617,676	529,575	439,050	676,569	3,570,025	16
700-749	1,319,563	1,601,904	1,325,387	1,155,253	944,135	1,324,506	7,670,748	33
Greater than or equal to 750	1,852,069	2,228,077	1,774,675	1,512,573	1,234,842	1,680,993	10,283,229	44
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO Refreshed(2)(3):
Less than 670	$401,979	$515,901	$475,007	$449,568	$419,308	$717,674	$2,979,437	13%
670-699	582,256	645,422	497,497	397,889	308,607	451,451	2,883,122	13
700-749	1,284,867	1,506,849	1,199,564	994,309	772,205	1,048,808	6,806,602	29
Greater than or equal to 750	1,777,946	2,220,201	1,831,417	1,592,092	1,321,052	1,777,722	10,520,430	45
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

Seasoning(4):
1-12 payments	$2,376,404	$719,158	$705,181	$617,174	$462,946	$470,839	$5,351,702	23%
13-24 payments	—	2,588,702	424,953	305,078	285,513	399,905	4,004,151	17
25-36 payments	—	—	1,862,587	418,048	227,391	394,339	2,902,365	12
37-48 payments	—	—	—	1,457,760	413,508	342,676	2,213,944	10
More than 48 payments	—	—	—	—	1,056,229	1,973,795	3,030,024	13
Not yet in repayment	1,670,644	1,580,513	1,010,764	635,798	375,585	414,101	5,687,405	25
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

2019 gross charge-offs	$(1,697)	$(14,650)	$(29,119)	$(40,576)	$(41,141)	$(81,795)	$(208,978)
2019 recoveries	69	1,016	2,622	4,431	5,175	12,452	25,765
2019 net charge-offs	$(1,628)	$(13,634)	$(26,497)	$(36,145)	$(35,966)	$(69,343)	$(183,213)

Total accrued interest by origination vintage	$116,423	$321,568	$327,002	$261,083	$165,764	$174,318	$1,366,158

______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2019.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)
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

	Private Education Loan Delinquencies by Origination Vintage
	September 30, 2020
	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)	$1,256,630	$1,963,374	$1,057,069	$722,081	$457,475	$598,932	$6,055,561
Loans in forbearance:
Loans in forbearance - loans current(2)	8,343	64,167	110,935	127,915	126,218	267,584	705,162
Loans in forbearance - loans delinquent 31-60 days(2)(3)	—	5	14	25	71	159	274
Loans in forbearance - loans delinquent 61-90 days(2)(3)	—	—	—	21	—	—	21
Loans in forbearance - loans delinquent greater than 90 days(2)(3)	—	—	—	—	—	—	—
Total Private Education Loans in forbearance(2)	8,343	64,172	110,949	127,961	126,289	267,743	705,457
Loans in repayment:
Loans current	1,758,337	3,031,984	2,374,526	2,092,242	1,920,310	4,197,607	15,375,006
Loans delinquent 31-60 days(3)	4,209	24,834	37,444	43,055	43,560	112,149	265,251
Loans delinquent 61-90 days(3)	828	8,421	17,289	22,429	24,515	66,341	139,823
Loans delinquent greater than 90 days(3)	310	2,915	7,819	11,401	12,929	37,855	73,229
Total Private Education Loans in repayment	1,763,684	3,068,154	2,437,078	2,169,127	2,001,314	4,413,952	15,853,309
Total Private Education Loans, gross	3,028,657	5,095,700	3,605,096	3,019,169	2,585,078	5,280,627	22,614,327
Private Education Loans deferred origination costs and unamortized premium/(discount)	16,654	18,633	11,151	8,354	6,971	8,643	70,406
Total Private Education Loans	3,045,311	5,114,333	3,616,247	3,027,523	2,592,049	5,289,270	22,684,733
Private Education Loans allowance for losses	(208,507)	(407,435)	(293,033)	(243,715)	(199,119)	(377,002)	(1,728,811)
Private Education Loans, net	$2,836,804	$4,706,898	$3,323,214	$2,783,808	$2,392,930	$4,912,268	$20,955,922

Percentage of Private Education Loans in repayment	58.2%	60.2%	67.6%	71.8%	77.4%	83.6%	70.1%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.3%	1.2%	2.6%	3.5%	4.0%	4.9%	3.0%
Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans	0.3%	1.2%	2.6%	3.5%	4.1%	4.9%	3.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.5%	2.0%	4.4%	5.6%	5.9%	5.7%	4.3%
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

	Private Education Loan Delinquencies by Origination Vintage
	December 31, 2019
	2019	2018	2017	2016	2015	2014 and Prior	Total

Loans in-school/grace/deferment(1)	$1,670,644	$1,580,513	$1,010,764	$635,798	$375,585	$414,101	$5,687,405
Loans in forbearance:
Loans in forbearance - current(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in forbearance - delinquent 31-60 days(2)(3)	—	—	—	—	—	—	—
Loans in forbearance - delinquent 61-90 days(2)(3)	—	—	—	—	—	—	—
Loans in forbearance - delinquent greater than 90 days(2)(3)	—	—	—	—	—	—	—
Total Private Education Loans in forbearance(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in repayment:
Loans current	2,340,221	3,159,878	2,781,132	2,566,815	2,225,721	3,241,884	16,315,651
Loans delinquent 31-60 days(3)	11,152	26,096	44,382	51,656	54,559	100,206	288,051
Loans delinquent 61-90 days(3)	3,087	9,527	17,048	21,161	24,562	45,917	121,302
Loans delinquent greater than 90 days(3)	935	3,850	7,818	12,314	12,946	24,803	62,666
Total Private Education Loans in repayment	2,355,395	3,199,351	2,850,380	2,651,946	2,317,788	3,412,810	16,787,670
Total Private Education Loans, gross	4,047,048	4,888,373	4,003,485	3,433,858	2,821,172	3,995,655	23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	23,661	17,699	13,843	12,304	8,564	5,153	81,224
Total Private Education Loans	4,070,709	4,906,072	4,017,328	3,446,162	2,829,736	4,000,808	23,270,815
Private Education Loans allowance for losses	(3,013)	(19,105)	(44,858)	(71,598)	(80,974)	(154,752)	(374,300)
Private Education Loans, net	$4,067,696	$4,886,967	$3,972,470	$3,374,564	$2,748,762	$3,846,056	$22,896,515

Percentage of Private Education Loans in repayment	58.2%	65.4%	71.2%	77.2%	82.2%	85.4%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.3%	4.8%	5.2%	5.2%	4.7%	4.1%

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Credit Losses (Continued)

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2020	$1,454,176	$4,096	$4,427
December 31, 2019	$1,366,158	$2,390	$5,309

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
At September 30, 2020, we had $1.8 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2020/2021 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Three Months Ended September 30,
	2020		2019
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$85,958	$1,119,042	$755	$1,335,755
Provision/New commitments - net(1)	129,290	2,542,390	3,382	3,140,432
Transfer - funded loans(2)	(100,470)	(1,890,305)	(2,170)	(2,242,077)
Ending Balance	$114,778	$1,771,127	$1,967	$2,234,110

	Nine Months Ended September 30,
	2020		2019
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$2,481	$1,910,603	$2,165	$2,010,744
Day 1 adjustment for the adoption of CECL	115,758	—	—	—
Provision/New commitments - net(1)	276,094	4,542,560	5,516	5,122,672
Transfer - funded loans(2)	(279,555)	(4,682,036)	(5,714)	(4,899,306)
Ending Balance	$114,778	$1,771,127	$1,967	$2,234,110
________________
(1)     Net of expirations of commitments unused.
(2)     When a loan commitment is funded, its related allowance for credit losses is transferred to the allowance for credit losses.

The unfunded commitments disclosed above represent the total amount of outstanding unfunded commitments at each period end. However, historically not all of these commitments are funded prior to the expiration of the commitments. We estimate the amount of commitments expected to be funded in calculating the reserve for unfunded commitments. The amount we expect to fund and use in our calculation of the reserve for unfunded commitments will change period to period based upon the loan characteristics of the underlying commitments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
6. Deposits

The following table summarizes total deposits at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Deposits - interest bearing	$23,109,438	$24,282,906
Deposits - non-interest bearing	485	1,077
Total deposits	$23,109,923	$24,283,983

Our total deposits of $23.1 billion were comprised of $12.1 billion in brokered deposits and $11.0 billion in retail and other deposits at September 30, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of September 30, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion and $6.8 billion of our deposit total as of September 30, 2020 and December 31, 2019, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended September 30, 2020 and 2019, respectively, and placement fee expense of $15 million and $12 million in the nine months ended September 30, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and fees paid to third-party brokers related to brokered CDs were $5 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest bearing deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020		December 31, 2019
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,003,940	0.90%	$9,616,547	2.04%
Savings	866,611	0.69	718,616	1.71
Certificates of deposit	12,238,887	1.41	13,947,743	2.44
Deposits - interest bearing	$23,109,438		$24,282,906
____________
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Deposits (Continued)
As of September 30, 2020, and December 31, 2019, there were $681 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $64 million and $68 million at September 30, 2020 and December 31, 2019, respectively.
7. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility). The following table summarizes our borrowings at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,768	$198,768	$—	$198,159	$198,159
Total unsecured borrowings	—	198,768	198,768	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,398,239	3,398,239	—	2,629,902	2,629,902
Variable-rate	—	1,350,640	1,350,640	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,748,879	4,748,879	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,748,879	4,748,879	289,230	4,155,878	4,445,108
Total	$—	$4,947,647	$4,947,647	$289,230	$4,354,037	$4,643,267

Short-term Borrowings
Secured Borrowing Facility
On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstandings. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur). At September 30, 2020, there were no borrowings outstanding under the Secured Borrowing Facility and at December 31, 2019, there were $289 million borrowings outstanding under the Secured Borrowing Facility.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Borrowings (Continued)

Long-term Borrowings

Secured Financings
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At September 30, 2020, $626 million of our Private Education Loans, including $582 million of principal and $44 million in capitalized interest, were encumbered because of this transaction.
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent. At September 30, 2020, $775 million of our Private Education Loans, including $720 million of principal and $55 million in capitalized interest, were encumbered because of this transaction.

Secured Financings at Issuance
The following summarizes our secured financings issued in 2019 and through September 30, 2020:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2019-A	March 2019	$453,000	1-month LIBOR plus 0.92%	4.26
2019-B	June 2019	657,000	1-month LIBOR plus 1.01%	4.41
Total notes issued in 2019		$1,110,000

Total loan and accrued interest amount securitized at inception in 2019		$1,208,963

2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000

Total loan and accrued interest amount securitized at inception in 2020		$1,463,230
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Borrowings (Continued)
Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,748,879	$4,748,879	$5,865,487	$162,448	$426,404	$6,454,339
Secured Borrowing Facility	—	—	—	—	—	1,248	1,248
Total	$—	$4,748,879	$4,748,879	$5,865,487	$162,448	$427,652	$6,455,587
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,155,878	$4,155,878	$5,246,986	$145,760	$333,173	$5,725,919
Secured Borrowing Facility	289,230	—	289,230	339,666	8,803	23,832	372,301
Total	$289,230	$4,155,878	$4,445,108	$5,586,652	$154,563	$357,005	$6,098,220
____
(1) Other assets primarily represent accrued interest receivable.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $3.7 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2020 or in the year ended December 31, 2019.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2020, $8.4 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $8.8 billion at September 30, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2020 was $(218) million and $22 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $54 million and $52 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2020 and December 31, 2019, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2020 and 2019. Please refer to Note 10, “Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2020	2019	2020	2019	2020	2019	2020	2019
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$298	$715	$59	$—	$184	$—	$541	$715
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	—	—	(896)	—	(268)	—	(1,164)
Total net derivatives		$298	$715	$59	$(896)	$184	$(268)	$541	$(449)
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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Gross position(1)	$541	$715	$—	$(1,164)
Impact of master netting agreement	—	(519)	—	519
Derivative values with impact of master netting agreements (as carried on balance sheet)	541	196	—	(645)
Cash collateral pledged(2)	53,808	52,564	—	—
Net position	$54,349	$52,760	$—	$(645)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Notional Values

Interest rate swaps	$1,052,164	$1,150,518	$5,045,134	$5,031,429	$2,693,364	$3,744,917	$8,790,662	$9,926,864

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)
As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019

Deposits	$(5,217,274)	$(5,085,426)	$(179,648)	$(63,148)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$23,851	$(2,924)	$47,906	$(10,812)
Hedged items recorded in interest expense	24,451	(16,391)	(116,500)	(98,094)
Derivatives recorded in interest expense	(24,458)	16,610	116,870	97,947
Total	$23,844	$(2,705)	$48,276	$(10,959)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(5,176)	$517	$(10,922)	$3,002
Total	$(5,176)	$517	$(10,922)	$3,002

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(12,848)	$2,844	$21,611	$25,288
Total	(12,848)	2,844	21,611	25,288
Total	$5,820	$656	$58,965	$17,331

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Amount of loss recognized in other comprehensive income (loss)	$76	$(9,566)	$(53,707)	$(45,211)
Less: amount of gain (loss) reclassified in interest expense	(5,176)	517	(10,922)	3,002
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$5,252	$(10,083)	$(42,785)	$(48,213)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $19 million will be reclassified as an increase to interest expense.
Cash Collateral
As of September 30, 2020, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at September 30, 2020 and December 31, 2019, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $54 million and $53 million at September 30, 2020 and December 31, 2019, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
9. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2020	2019	2020	2019
Common stock repurchased under repurchase program(1)(2)	—	4,436,963	47,736,847	15,861,718
Average purchase price per share(3)	$—	$8.45	$9.66	$9.94
Shares repurchased related to employee stock-based compensation plans(4)	3,122	15,238	1,109,149	1,328,665
Average purchase price per share	$7.05	$9.54	$10.97	$10.92
Common shares issued(5)	5,150	26,137	2,990,447	3,677,821

__________________
(1)     Common shares purchased under our share repurchase programs. $75 million of capacity under the 2020 Share Repurchase Program remained available as of September 30, 2020.
(2)     For the nine months ended September 30, 2020, the amount includes 44.9 million shares related to the initial delivery of shares under our accelerated share repurchase agreement, described below.
(3)    Average purchase price per share includes purchase commission costs.
(4)    Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2020 was $8.09.

Dividend and Share Repurchases

In both September 2020 and 2019, we paid a common stock dividend of $0.03 per common share. In the nine months ended September 30, 2020 and 2019, we paid a total common stock dividend of $0.09 per common share.

The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expires on January 22, 2021, permits us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. Under the 2019 Share Repurchase Program, we repurchased no shares of common stock in the three months ended September 30, 2020 and 4 million shares of common stock for $37 million in the three months ended September 30, 2019. Under the 2019 Share Repurchase Program, we repurchased 3 million shares of common stock for $33 million in the nine months ended September 30, 2020 and 16 million shares of common stock for $157 million in the nine months ended September 30, 2019. We have now utilized all capacity under the 2019 Share Repurchase Program.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$171,028	$128,458	$447,990	$436,924
Preferred stock dividends	2,058	4,153	8,000	12,952
Net income attributable to SLM Corporation common stock	$168,970	$124,305	$439,990	$423,972
Denominator:
Weighted average shares used to compute basic EPS	375,094	424,149	386,587	429,295
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,824	3,187	2,804	3,277
Weighted average shares used to compute diluted EPS	377,918	427,336	389,391	432,572

Basic earnings per common share attributable to SLM Corporation	$0.45	$0.29	$1.14	$0.99

Diluted earnings per common share attributable to SLM Corporation	$0.45	$0.29	$1.13	$0.98

             ________________

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended September 30, 2020 and 2019, securities covering approximately 2 million shares and no shares, respectively, and for the nine months ended September 30, 2020 and 2019, securities covering no shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2020, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments	$—	$2,018,388	$72,319	$2,090,707	$—	$487,669	$—	$487,669
Derivative instruments	—	541	—	541	—	715	—	715
Total	$—	$2,018,929	$72,319	$2,091,248	$—	$488,384	$—	$488,384

Liabilities
Derivative instruments	$—	$—	$—	$—	$—	$(1,164)	$—	$(1,164)
Total	$—	$—	$—	$—	$—	$(1,164)	$—	$(1,164)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Fair Value Measurements (Continued)
The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2020			December 31, 2019
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,328,972	$20,955,922	$3,373,050	$24,988,941	$22,896,515	$2,092,426
FFELP Loans	756,739	743,220	13,519	795,055	783,816	11,239
Personal Loans	—	—	—	1,047,119	983,643	63,476
Credit Cards	10,970	10,629	341	3,818	3,818	—
Cash and cash equivalents	4,351,045	4,351,045	—	5,563,877	5,563,877	—
Trading investments	14,651	14,651	—	—	—	—
Available-for-sale investments	2,090,707	2,090,707	—	487,669	487,669	—
Accrued interest receivable	1,567,103	1,472,602	94,501	1,491,471	1,392,725	98,746
Tax indemnification receivable	28,256	28,256	—	27,558	27,558	—
Derivative instruments	541	541	—	715	715	—
Total earning assets	$33,148,984	$29,667,573	$3,481,411	$34,406,223	$32,140,336	$2,265,887
Interest-bearing liabilities:
Money-market and savings accounts	$10,944,983	$10,870,551	$(74,432)	$10,363,691	$10,335,163	$(28,528)
Certificates of deposit	12,464,852	12,238,887	(225,965)	14,065,007	13,947,743	(117,264)
Short-term borrowings	—	—	—	289,230	289,230	—
Long-term borrowings	5,136,732	4,947,647	(189,085)	4,434,323	4,354,037	(80,286)
Accrued interest payable	75,196	75,196	—	75,158	75,158	—
Derivative instruments	—	—	—	1,164	1,164	—
Total interest-bearing liabilities	$28,621,763	$28,132,281	$(489,482)	$29,228,573	$29,002,495	$(226,078)

Excess of net asset fair value over carrying value			$2,991,929			$2,039,809

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

On August 26, 2020, the FDIC and other federal banking agencies published a final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,230,078	12.7%	$1,785,181	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,230,078	12.7%	$2,167,720	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,551,765	13.9%	$2,677,771	>	10.5%
Tier 1 Capital (to Average Assets)	$3,230,078	10.2%	$1,261,080	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%

________________
(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared no dividends and $568 million in dividends to the Company for the three and nine months ended September 30, 2020, respectively, and $20 million and $241 million in dividends for the three and nine months ended September 30, 2019, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2020, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At September 30, 2020, we had $115 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” and Note 5, “Unfunded Loan Commitments” for additional information.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of October 21, 2020 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020) (the “2019 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2019 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2020 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, earnings, and balance sheet position; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2019 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this

Form 10-Q for the quarter ended September 30, 2020 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.

Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the respiratory disease caused by coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and each has implemented various containment efforts, including lockdowns on non-essential businesses. Early in the second quarter of 2020, severe restrictions were placed on businesses to slow the growth of COVID-19 infections. Many shut down, causing the unemployment rate to increase dramatically, while others instituted a work from home regime. In response, we offered disaster forbearance to those customers who contacted us and were negatively affected by COVID-19. As the second quarter of 2020 concluded, the country experienced a significant spike in COVID-19 infections as more people left homes for work and other activities. During the third quarter of 2020, economic and consumer trends appeared to be slightly improving and progress was made on vaccine trials and possible treatments to mitigate the spread of the virus. However, the absence of actions by the U.S. government to pass further economic relief legislation and the threat of a “second-wave” of COVID-19 infections in the fourth quarter of 2020 led to continued uncertainty in the economy. Economists expect the impact of COVID-19 on the U.S. economy will be significant during the remainder of 2020 and into 2021.
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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which has led to elevated levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. We maintain an allowance for credit losses that incorporates multiple economic scenarios. For the quarter ended September 30, 2020, we considered the current economic forecasts as well as how the significant uncertainty may affect future unemployment rates and the economy in estimating our allowance for credit losses. We could experience significant changes in our allowance for credit losses as the economic impact of the COVID-19 pandemic becomes clearer. The process for determining our allowance contemplates material external factors that may require management adjustments. We used Moody’s Analytics economic forecasts in estimating the losses on our loan portfolio.
Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as many as 90 days upon enrollment. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we have invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and IVR to address initial high volumes at the onset of the pandemic. We have since returned to a policy of interacting with 100 percent of these customers through our customer care and collections personnel. Customers requesting a disaster forbearance or an extension of a disaster forbearance are required to speak with our customer care and collections personnel. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended in late second quarter and early third quarter, we have reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
We observed a significant increase in the use of disaster forbearance at the onset of the pandemic as businesses closed in accordance with broadly adopted ‘shelter at home’ policies and unemployment rose. While the pandemic persists, we have seen corresponding reductions in the usage of other payment programs and defaults, given the availability of the disaster forbearance. Additionally, we have seen lower usage of automatic direct debit payments as customers manage the uncertainty associated with the pandemic. For customers experiencing financial hardship unrelated to COVID-19, our normal collection efforts and programs are in place.
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
We also disclosed that prior to full implementation of the planned credit administration practices changes, which we originally expected to have been completed by year-end 2020, we planned to conduct a controlled testing program on randomly selected customers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we can be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
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
Our Team Members
Our team members have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely with, in some cases, new tools and technology to learn and support that work. Our goal has been to support our people during the present uncertainty while meeting the needs of our customers and providing business continuity. Early in the crisis, we provided our people with information about best practices to prevent the spread of COVID-19 and other viruses or illnesses. We recommended non-customer facing team members work from home and reduced office density to create space to implement social distancing protocols for those required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.
Based on the national and local guidelines, we developed a principles-based, phased-in approach for returning to the office, which will differ for each of our office locations. We have gathered team members’ feedback and are considering social distancing measures, workplace layout, employee schedules, and sanitation policies for each phase. The phases are a flexible framework that may shift over time as we monitor guidelines from our national and local governments and prepare for workplace readiness.
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
Operations
We have robust pandemic and business continuity plans that include our business units and technology environments. When COVID-19 advanced to a pandemic, we activated our business continuity plan. As an element of the plan, we activated our Executive Crisis Management Team (“ECMT”), a group of the most senior managers across the enterprise. The ECMT directed a series of activities to address the health and safety of our workforce, to assist customers, to sustain business operations, and to address our management of other ongoing pandemic activities.
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
In addition, we quickly trained more customer service agents on our chat functionality to increase their ability to work efficiently in a work-from-home environment, and we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts.
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
Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts and the activities that occurred in the first quarter of 2020, described below, we currently believe our liquidity position is stable and we expect to be able to fund our business operations through 2021. However, because of the disruptions in the capital markets that occurred at the onset of the pandemic, we implemented our Contingency Funding Plan, which entails monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as banks and in guaranteed securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We are currently seeing similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. Maintaining our focus on earnings quality as well as prudent liquidity management, we have actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates in the first nine months of 2020. Despite the lower deposit rates, we have experienced only moderate retail deposit outflows, primarily in term CDs, that are within the outflow targets our Asset and Liability Committee approved. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate of the expected downturn. If circumstances surrounding COVID-19 continue to change in a significantly adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.
Regulatory agencies have also provided regulatory capital relief to financial institutions as a result of the crisis. See “ — Financial Results” for additional discussion regarding the regulatory relief.
2020 Securitizations
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
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent.
Amended and Increased Secured Borrowing Facility
On February 19, 2020, we amended and extended the maturity of our Secured Borrowing Facility, discussed in Note 7, “Borrowings.” The amended Secured Borrowing Facility is a $2 billion Secured Borrowing Facility (previously $750 million before the amendment), under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until February 17, 2021. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 17, 2022 (or earlier, if certain material adverse events occur).
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
In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest, which resulted in a $43 million reduction to our provision for credit losses.
Share Repurchase Programs and Common Stock Dividends
Under the 2019 Share Repurchase Program, we repurchased 3 million shares of our common stock in the first quarter of 2020 with the $33 million of remaining capacity under the 2019 Share Repurchase Program that was available as of December 31, 2019.
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
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs. The Bank declared no dividends for the quarter ended September 30, 2020, and $568 million in dividends for the nine months ended September 30, 2020, with the proceeds from the dividends declared in the nine months ended September 30, 2020 primarily used to fund the 2020 Share Repurchase Program and stock dividends.
Regulatory
We are regulated by the FDIC, the UDFI, and the Consumer Financial Protection Bureau. These agencies have encouraged regulated entities to work constructively with customers affected by COVID-19 and have provided guidance regarding loan modifications.
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
Financial Results
For the quarter ended September 30, 2020, we considered the current economic forecasts as well as the how the significant uncertainty surrounding COVID-19 may affect future unemployment rates and the economy in estimating our allowance for credit losses. We remain cautious about the near term economic forecasts and have not changed the economic scenarios used in determining the allowance for credit losses in the third quarter of 2020 from the scenarios used in the second quarter of 2020. However, those economic forecasts have improved since June 30, 2020, and this improvement has caused a $98 million reduction in the provision for credit losses during the quarter ended September 30, 2020. The overall change in the provision was affected by new loan originations, loan sales, changes in prepayment rates, recovery rates, and other factors. We estimate that the expected losses related to the financial crisis caused by COVID-19 have resulted in an increase in our provision for credit losses by approximately $364 million for the nine months ended September 30, 2020. Offsetting the increase in the provision for credit losses for the nine months ended September 30, 2020 was a $162 million reduction to provision for credit losses from the sale of $3.1 billion of Private Education Loans in the first quarter of 2020 and a reduction to provision for credit losses of $43 million from the sale of our entire Personal Loan portfolio in the third quarter of 2020.
Loans in forbearance as a percentage of loans in repayment and forbearance was 4.3 percent at September 30, 2020, compared to 3.6 percent at September 30, 2019. The majority of our disaster forbearances were entered into during March and April of 2020 because of COVID-19 and the resulting shelter-at-home guidance that caused many businesses to shut down during the early part of the pandemic. When these disaster forbearances expired in June and July of 2020, they were no longer considered in forbearance until the borrower requested, and was granted, an additional forbearance. Many of these borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. In the third quarter of 2020, we saw our forbearance rate decline from the high levels we experienced in the second quarter of 2020. Higher forbearance rates in the third quarter and first nine months of 2020 compared with the year-ago periods are primarily a result of our working with customers affected by COVID-19.
The majority of colleges, universities, and trade schools across the country have shifted their fall 2020 semester to a hybrid model, which includes a mix of on-line, in-person classes, and scaled back residential options. The remaining schools are executing a fully remote or on campus experience. Colleges and universities are beginning to report their enrollment figures for fall 2020 and have indicated lower results due to an increase in freshmen deferring enrollment. With fall courses underway, some campuses are beginning to signal the potential continuation of the existing learning model into the spring semester. Our application volumes have also decreased, and our current expectation is that our 2020 Private Education Loan origination volumes will be approximately $5.3 billion, a decline of 6 percent compared to 2019.
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
On August 26, 2020, the federal banking agencies published a final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

At September 30, 2020, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Nine Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	September 30, 2020	September 30, 2020

Retained earnings	$952,639	$36,533	$989,172
Allowance for credit losses	1,143,053	37,398	1,180,451
Liability for unfunded commitments	115,758	(865)	114,893
Deferred tax asset	306,171	—	306,171

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2020	2019	2020	2019

Net income attributable to SLM Corporation common stock	$168,970	$124,305	$439,990	$423,972
Diluted earnings per common share attributable to SLM Corporation	$0.45	$0.29	$1.13	$0.98
Weighted average shares used to compute diluted earnings per share	377,918	427,336	389,391	432,572
Return on assets(1)	2.2%	1.7%	1.9%	2.0%

Other Operating Statistics
Ending Private Education Loans, net	$20,955,922	$22,855,728	$20,955,922	$22,855,728
Ending FFELP Loans, net	743,220	798,682	743,220	798,682
Ending total education loans, net	$21,699,142	$23,654,410	$21,699,142	$23,654,410

Ending Personal Loans, net	$—	$1,062,254	$—	$1,062,254
Ending Credit Cards, net	$10,629	$—	$10,629	$—

Average education loans	$22,688,683	$23,009,285	$23,105,216	$22,718,088
Average Personal Loans	$527,204	$1,132,185	$778,153	$1,152,471
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2020.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, allowance for credit losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
2020 Strategic Initiatives and Corporate Restructuring
During the third quarter of 2020, we announced the following five strategic initiatives that we believe will increase shareholder value:
•Increase the profitability and growth of our core business. Our goal is to focus on revenue growth with the intention to maximize revenue while managing unit costs. We plan to increase market share in the private student loan market through enhanced risk-adjusted pricing and underwriting, and through the deployment of new marketing, digital, and data capabilities. While we focus on this objective, we will continue a strong fixed-cost discipline and operating efficiency across our business areas.

•Build a deep emotional connection to our brand among our customers. We have cultivated strong relationships with our customers and have the knowledge to assist them with their ongoing and future financial needs. We are designing products and services that leverage our customer affiliation, while remaining true to our core mission.
•Change the external narrative about student lending. The marketplace presents both real and perceived political risk to private student loan lending. Currently, student loan reform centers around three platforms: free college, debt forgiveness, and bankruptcy reform. We plan to communicate the reasons why our business will perform well, even under leading reform proposals.
•Optimize returns and pay our investors in a sustainable way. We aim to maintain our capital allocation and return program by continuing to focus on Private Education Loan originations, offer Credit Cards to a high-quality customer base, and build other sources of revenue in a capital and expense efficient way. We plan to sell loans to maintain our general share repurchase strategy and, subject to Board approval, continue to pay quarterly common stock dividends.
•Develop and nurture a mission-led culture. The strategic initiatives outlined above have provided us an opportunity to refocus our resources and use these new goals as a roadmap to not only increase our customer base and deliver for our shareholders, but to create a culture where our team members are motivated and driven by our mission. We developed a new organizational structure with centralized activities to support internal teams and to work more collaboratively to achieve our objectives. We want our mission to inspire our team members, provide opportunities for professional growth, and continue to drive the success of the Company.
To help align us to accomplish these initiatives, during the third quarter of 2020 we restructured our senior management team and assigned a senior management team member to be responsible for each of the initiatives described above. In addition to the senior management changes, during the third quarter of 2020, we initiated a restructuring program to reduce costs and improve operating efficiencies by better aligning our organizational structure with our new corporate strategic initiatives. In conjunction with the restructuring plan, involuntary termination benefit arrangements and certain other costs that are incremental and incurred as a direct result of our restructuring plan are classified as restructuring expenses in the accompanying consolidated statements of income. Restructuring expenses of $24 million were recorded in the three and nine months ended September 30, 2020. We are currently finalizing this restructuring plan and while we expect to record additional restructuring expenses in the fourth quarter of 2020, we expect those amounts to be immaterial. The majority of these restructuring expenses incurred through September 30, 2020 and expected to be incurred in future periods are severance costs related to the elimination of approximately 165 positions, or approximately 9 percent of the workforce that existed as of December 31, 2019.
During the third quarter of 2020, we began making progress on the corporate strategic initiatives. In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest, which resulted in a $43 million reduction to our provision for credit losses.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%	2020	2019	$	%
Interest income:
Loans	$478	$565	$(87)	(15)%	$1,513	$1,672	$(159)	(10)%
Investments	3	2	1	50	9	5	4	80
Cash and cash equivalents	1	23	(22)	(96)	20	53	(33)	(62)
Total interest income	482	590	(108)	(18)	1,542	1,730	(188)	(11)
Total interest expense	118	185	(67)	(36)	429	526	(97)	(18)
Net interest income	365	405	(40)	(10)	1,113	1,204	(91)	(8)
Less: provisions for credit losses	(4)	99	(103)	(104)	410	257	153	60
Net interest income after provisions for credit losses	368	306	63	21	703	947	(244)	(26)
Non-interest income:
Gains on sales of loans, net	—	—	—	—	239	—	239	100
Gains (losses) on derivatives and hedging activities, net	—	2	(2)	(100)	49	21	28	133
Other income	10	15	(5)	(33)	43	32	11	34
Total non-interest income	10	17	(7)	(41)	331	53	278	525
Non-interest expenses:
Total operating expenses	127	154	(26)	(17)	416	433	(17)	(4)
Restructuring expenses	24	—	24	100	24	—	24	100
Total non-interest expenses	152	154	(2)	(1)	440	433	7	2
Income before income tax expense	226	169	57	34	594	568	26	5
Income tax expense	55	41	14	34	146	131	15	11
Net income	171	128	43	34	448	437	11	3
Preferred stock dividends	2	4	(2)	(50)	8	13	(5)	(38)
Net income attributable to SLM Corporation common stock	$169	$124	$45	36%	$440	$424	$16	4%
Basic earnings per common share attributable to SLM Corporation	$0.45	$0.29	$0.16	55%	$1.14	$0.99	$0.15	15%
Diluted earnings per common share attributable to SLM Corporation	$0.45	$0.29	$0.16	55%	$1.13	$0.98	$0.15	15%
Declared dividends per common share attributable to SLM Corporation	$—	$—	$—	—%	$0.09	$0.09	$—	—%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
For the three months ended September 30, 2020, net income was $171 million, or $0.45 diluted earnings per common share, compared with net income of $128 million, or $0.29 diluted earnings per common share, for the three months ended September 30, 2019.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $40 million in the current quarter compared with the year-ago quarter primarily due to a $605 million decrease in average Personal Loans and a $265 million decrease in average Private Education Loans outstanding at the end of the current quarter, as well as a 76 basis point decrease in the net interest margin. The decrease in net interest margin was caused primarily by the yield we earn on our cash and other short-term investments and taxable securities declining faster than our deposit rates reset. Included in our short-term investments are $1.7 billion of U.S. government-sponsored enterprises debt and U.S. Treasuries. When the pandemic hit in early 2020, the rates on these securities and cash and cash equivalents dropped significantly and faster than we could reprice our short-term liabilities. Also contributing to the decline in the net interest margin was a $563 million increase in average cash and other short-term investments and a $1.7 billion increase in average taxable securities. The increase in our cash and cash equivalents balance was associated with our efforts to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin.
•Provisions for credit losses in the current quarter decreased by $103 million compared with the year-ago quarter. During the third quarter of 2020, the provision for credit losses was affected by a benefit of $98 million from improvements in the economic forecasts used compared to the second quarter of 2020, a benefit of $68 million from faster prepayment speeds, and a benefit of $43 million from the sale of our Personal Loan portfolio. The benefit from the economic forecasts was heavily influenced by a recalibration of the college graduate unemployment rate that occurred in the third quarter of 2020. The benefit from faster prepayment speeds was to reflect actual loan prepayment speeds being higher than what our models were predicting due to the significant amount of COVID-19 related government stimulus. These benefits were mostly offset by $129 million in additional provision for new commitments to lend that were entered into during the quarter, and other factors. We adopted CECL in the first quarter of 2020, requiring a life of loan allowance. Prior to the adoption of CECL, the estimate for the allowance for credit losses used a 12-month loss emergence period. For additional details on our CECL model inputs, see Note 1, “Significant Accounting Policies,” in this Form 10-Q.
•Gains (losses) on derivatives and hedging activities, net, was de minimis in the third quarter of 2020, compared with a net gain of $2 million in the year-ago quarter. The year-ago quarter was favorably impacted by an additional $416 million in notional derivative contracts entered into during the third quarter of 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates during the third quarter of 2019.
•Other income was $10 million in the third quarter of 2020, compared with other income of $15 million in the year-ago quarter. Other income decreased $5 million compared to the year-ago period primarily as a result of an $8 million gain we recorded in the year-ago period related to changes in the valuation of certain non-marketable securities, which was offset by an increase of $5 million in third-party servicing fees in the third quarter of 2020 resulting from the sale of $3.1 billion of Private Education Loans in the first quarter of 2020.
•Third-quarter 2020 total operating expenses were $127 million, compared with $154 million in the year-ago quarter. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of selling our Upromise subsidiary in second-quarter 2020, the discontinuance of marketing costs related to our Personal Loan portfolio, lower Credit Card marketing costs, and certain personnel expenses incurred during the quarter that are included in the restructuring charge described below.
•In the third quarter of 2020, we implemented a restructuring plan that resulted in our recording a $24 million restructuring charge in the quarter. These expenses are primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees, that are incremental and incurred as a direct result of our restructuring plan. There were no restructuring expenses recorded in the year-ago period.

•Third-quarter 2020 income tax expense was $55 million, compared with $41 million in the year-ago quarter. Our effective income tax rate increased to 24.4 percent in the third quarter of 2020 from 24.1 percent in the year-ago quarter, which included $1 million in tax credits. Absent this item, the effective tax rate for the third quarter of 2019 would have been 24.7 percent. The decrease in the effective tax rate in the third quarter of 2020 is primarily due to federal tax benefits recorded in the third quarter of 2020 related to prior year tax filings.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, net income was $448 million, or $1.13 diluted earnings per common share, compared with net income of $437 million, or $0.98 diluted earnings per common share, for the nine months ended September 30, 2019.
The primary drivers of changes in net income for the first nine months of 2020 compared with the year-ago period are as follows:
• Net interest income decreased by $91 million in the first nine months of 2020 compared with the year-ago period primarily due to a 108 basis point decrease in net interest margin. Net interest margin decreased because the yield on our Private Education Loan portfolio decreased by 92 basis points while our costs of funds only decreased by 80 basis points, and also because of a $374 million decline in the average balance of our higher yielding Personal Loan portfolio. In addition, we held an additional $2.5 billion in average cash and other short-term investments and experienced a $1.1 billion increase in average taxable securities held in the first nine months of 2020 compared with the year-ago period. The increase in our cash and cash equivalents balance was associated with our efforts to increase overall liquidity levels for risk management purposes. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin. In addition, as a result of the pandemic, the interest rates earned on our other short-term investments and taxable securities declined much faster and farther than the interest rates paid on our deposits.
• Provisions for credit losses increased $153 million in the first nine months of 2020 compared with the year-ago period. This increase was primarily a result of our increasing the allowance for credit losses in response to the significant impact COVID-19 is expected to have on future losses. This increase was offset by the sale of $3.1 billion of Private Education Loans in the first quarter of 2020, which resulted in a reduction to our provision of $162 million, and the sale of our entire Personal Loan portfolio, which resulted in a reduction to our provision of $43 million.
• Gains on sales of loans, net, were $239 million in the first nine months of 2020 primarily as a result of the sale of $3.1 billion of Private Education Loans to unaffiliated third parties in the first quarter of 2020. There were no loan sales in the first nine months of 2019.
• Gains on derivatives and hedging activities, net, increased $28 million in the first nine months of 2020 compared with the year-ago period. The increase was driven by a significant decrease in interest rates during 2020 as a result of the economic impact of the COVID-19 pandemic, which made our receive/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
• In the first nine months of 2020, other income increased $11 million from the year-ago period primarily due to an $11 million gain from the sale of our Upromise subsidiary in the second quarter of 2020, and an increase of $11 million in third-party servicing fees, offset by an $8 million gain we recorded in the year-ago period related to changes in the valuation of certain non-marketable securities and lower revenue from our Upromise business.
• For the nine months ended September 30, 2020, total operating expenses were $416 million, compared with $433 million in the year-ago period. The decrease in non-interest expenses was primarily driven by reduced personnel and marketing costs as a result of the suspension of Personal Loan originations and the subsequent sale of our Personal Loan portfolio, the sale of our Upromise subsidiary, and lower FDIC fees, which were offset by increased costs from growth in the serviced and owned loan portfolio, CEO transition costs, and costs related to other initiatives.
•In the third quarter of 2020, we implemented a restructuring plan that resulted in our recording a $24 million restructuring charge in the quarter. These expenses are primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees that are incremental and incurred as a direct result of our restructuring plan. There were no restructuring expenses recorded in the year-ago period.

•Income tax expense for the nine months ended September 30, 2020 was $146 million, compared with $131 million in the year-ago period. The effective tax rate increased in the first nine months of 2020 to 24.6 percent from 23.0 percent in the year-ago period. The increase in the effective tax rate was primarily driven by $13 million in tax credits recorded in 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Unrealized gains (losses) on instruments not in a hedging relationship	$(12,848)	$2,843	$21,611	$25,287
Interest reclassification	12,833	(882)	27,797	(3,827)
Gains (losses) on derivatives and hedging activities, net	$(15)	$1,961	$49,408	$21,460

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019

“Core Earnings” adjustments to GAAP:

GAAP net income	$171,028	$128,458	$447,990	$436,924
Preferred stock dividends	2,058	4,153	8,000	12,952
GAAP net income attributable to SLM Corporation common stock	$168,970	$124,305	$439,990	$423,972

Adjustments:
Net impact of derivative accounting(1)	12,848	(2,843)	(21,611)	(25,287)
Net tax expense (benefit)(2)	3,136	(695)	(5,276)	(6,180)
Total “Core Earnings” adjustments to GAAP	9,712	(2,148)	(16,335)	(19,107)

“Core Earnings” attributable to SLM Corporation common stock	$178,682	$122,157	$423,655	$404,865

GAAP diluted earnings per common share	$0.45	$0.29	$1.13	$0.98
Derivative adjustments, net of tax	0.02	—	(0.04)	(0.04)
“Core Earnings” diluted earnings per common share	$0.47	$0.29	$1.09	$0.94
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Provisions for credit losses	$(3,640)	$99,526	$409,505	$256,691
Total portfolio net charge-offs	$(53,770)	$(67,905)	$(154,838)	$(183,604)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,937,758	8.24%	$22,202,420	9.30%	$22,342,353	8.48%	$21,896,218	9.40%
FFELP Loans	750,925	3.46	806,865	4.54	762,863	3.86	821,870	4.83
Personal Loans	527,204	12.86	1,132,185	12.16	778,153	12.43	1,152,471	11.99
Taxable securities	2,134,005	0.59	413,804	2.05	1,376,342	0.84	280,616	2.52
Cash and other short-term investments	4,945,563	0.11	4,382,918	2.14	5,674,449	0.48	3,188,287	2.24
Total interest-earning assets	30,295,455	6.34%	28,938,192	8.09%	30,934,160	6.66%	27,339,462	8.46%

Non-interest-earning assets	(13,559)		1,357,045		86,471		1,300,480

Total assets	$30,281,896		$30,295,237		$31,020,631		$28,639,942

Average Liabilities and Equity
Brokered deposits	$12,409,614	1.61%	$11,968,552	2.71%	$13,051,185	1.93%	$11,231,178	2.74%
Retail and other deposits	10,849,616	1.22	9,861,374	2.47	10,747,941	1.62	9,343,983	2.52
Other interest-bearing liabilities(1)	4,933,763	2.77	4,952,024	3.36	4,868,202	3.01	4,584,006	3.51
Total interest-bearing liabilities	28,192,993	1.66%	26,781,950	2.75%	28,667,328	2.00%	25,159,167	2.80%

Non-interest-bearing liabilities	36,829		378,935		129,102		404,582
Equity	2,052,074		3,134,352		2,224,201		3,076,193
Total liabilities and equity	$30,281,896		$30,295,237		$31,020,631		$28,639,942

Net interest margin		4.79%		5.55%		4.81%		5.89%

_________________
(1)     Includes the average balance of our unsecured borrowing, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Decrease	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2020 vs. 2019
Interest income	$(108,013)	$(132,622)	$24,609
Interest expense	(67,515)	(76,129)	8,614
Net interest income	$(40,498)	$(57,508)	$17,010

Nine Months Ended September 30, 2020 vs. 2019
Interest income	$(188,461)	$(399,202)	$210,741
Interest expense	(97,703)	(164,835)	67,132
Net interest income	$(90,758)	$(238,056)	$147,298

            _________________
(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loan Portfolio
Ending Loan Balances, net

	September 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Total loan portfolio:
In-school(1)	$4,084,202	$101	$—	$—	$4,084,303
Grace, repayment and other(2)	18,530,125	745,455	—	11,540	19,287,120
Total, gross	22,614,327	745,556	—	11,540	23,371,423
Deferred origination costs and unamortized premium/(discount)	70,406	2,027	—	474	72,907
Allowance for loan losses	(1,728,811)	(4,363)	—	(1,385)	(1,734,559)
Total loan portfolio, net	$20,955,922	$743,220	$—	$10,629	$21,709,771

% of total	97%	3%	—%	—%	100%
____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Total loan portfolio:
In-school(1)	$4,288,239	$81	$—	$—	$4,288,320
Grace, repayment and other(2)	18,901,352	783,225	1,049,007	3,884	20,737,468
Total, gross	23,189,591	783,306	1,049,007	3,884	25,025,788
Deferred origination costs and unamortized premium/(discount)	81,224	2,143	513	36	83,916
Allowance for credit losses	(374,300)	(1,633)	(65,877)	(102)	(441,912)
Total loan portfolio, net	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

% of total	93%	3%	4%	—%	100%
    ____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.
(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		2020		2019
Private Education Loans	$21,937,758	95%	$22,202,420	92%	$22,342,353	94%	$21,896,218	92%
FFELP Loans	750,925	3	806,865	3	762,863	3	821,870	3
Personal Loans	527,204	2	1,132,185	5	778,153	3	1,152,471	5
Total portfolio	$23,215,887	100%	$24,141,470	100%	$23,883,369	100%	$23,870,559	100%

Loan Activity

	Three Months Ended September 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931
Acquisitions and originations:
Fixed-rate	882,782	—	—	—	882,782
Variable-rate	1,019,613	—	—	9,059	1,028,672
Total acquisitions and originations	1,902,395	—	—	9,059	1,911,454
Capitalized interest and deferred origination cost premium amortization	107,189	7,625	(50)	(252)	114,512
Sales	—	—	(588,285)	—	(588,285)
Loan consolidations to third-parties	(335,351)	(4,952)	—	—	(340,303)
Allowance	31,747	22	54,803	(343)	86,229
Repayments and other	(542,573)	(11,496)	(75,519)	(8,179)	(637,767)
Ending balance	$20,955,922	$743,220	$—	$10,629	$21,709,771

	Three Months Ended September 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$21,394,781	$813,028	$1,060,837	$23,268,646
Acquisitions and originations:
Fixed-rate	1,542,946	—	159,247	1,702,193
Variable-rate	714,404	—	—	714,404
Total acquisitions and originations	2,257,350	—	159,247	2,416,597
Capitalized interest and deferred origination cost premium amortization	121,520	7,075	(89)	128,506
Loan consolidations to third-parties	(346,371)	(6,773)	—	(353,144)
Allowance	(34,576)	45	4,122	(30,409)
Repayments and other	(536,976)	(14,693)	(161,863)	(713,532)
Ending balance	$22,855,728	$798,682	$1,062,254	$24,716,664

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Acquisitions and originations:
Fixed-rate	2,606,056	—	41	—	2,606,097
Variable-rate	2,103,322	—	—	26,885	2,130,207
Total acquisitions and originations	4,709,378	—	41	26,885	4,736,304
Capitalized interest and deferred origination cost premium amortization	334,355	19,196	(253)	(567)	352,731
Sales	(2,925,478)	—	(588,285)	—	(3,513,763)
Loan consolidations to third-parties	(1,085,184)	(16,659)	—	—	(1,101,843)
Allowance	(293,682)	122	36,526	(1,095)	(258,129)
Repayments and other	(1,619,152)	(40,403)	(352,489)	(18,224)	(2,030,268)
Ending balance	$20,955,922	$743,220	$—	$10,629	$21,709,771

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$20,294,843	$847,889	$1,128,187	$22,270,919
Acquisitions and originations:
Fixed-rate	3,335,589	—	406,797	3,742,386
Variable-rate	1,593,600	—	—	1,593,600
Total acquisitions and originations	4,929,189	—	406,797	5,335,986
Capitalized interest and deferred origination cost premium amortization	370,119	21,427	(221)	391,325
Loan consolidations to third-parties	(1,046,127)	(21,942)	—	(1,068,069)
Allowance	(64,601)	(712)	(7,972)	(73,285)
Repayments and other	(1,627,695)	(47,980)	(464,537)	(2,140,212)
Ending balance	$22,855,728	$798,682	$1,062,254	$24,716,664

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loan portfolio at September 30, 2020 increased by 1 percent compared with September 30, 2019, and now total 43 percent of our Private Education Loan portfolio at September 30, 2020.

“Loan consolidations to third-parties” for the three months ended September 30, 2020 total 3.7 percent of our Private Education Loan portfolio in full principal and interest repayment status at September 30, 2020, or 1.6 percent of our total Private Education Loan portfolio at September 30, 2020, compared with the year-ago period of 3.9 percent of our Private Education Loan portfolio in full principal and interest repayment status, or 1.5 percent of our total Private Education Loan portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.

Historically, voluntary prepayments, including loan consolidations, decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we saw a decrease in voluntary prepayments in the second quarter of 2020 as a result of the COVID-19 pandemic, the decrease was not as significant as we expected based upon historical experience during higher unemployment periods and has increased to closer to pre-pandemic levels in the third quarter of 2020 (as compared to the year-ago period).
Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended September 30,
(Dollars in thousands)	2020	%	2019	%
Smart Option - interest only(1)	$451,835	24%	$492,658	22%
Smart Option - fixed pay(1)	539,600	28	638,378	28
Smart Option - deferred(1)	677,661	36	846,745	38
Smart Option - principal and interest	3,408	—	3,142	—
Graduate Loan	188,673	10	217,651	10
Parent Loan	34,468	2	46,440	2
Total Private Education Loan originations	$1,895,645	100%	$2,245,014	100%

Percentage of loans with a cosigner	87.7%		88.1%
Average FICO at approval(2)	752		747

	Nine Months Ended September 30,
(Dollars in thousands)	2020	%	2019	%
Smart Option - interest only(1)	$1,077,148	23%	$1,075,635	22%
Smart Option - fixed pay(1)	1,323,344	28	1,366,829	28
Smart Option - deferred(1)	1,712,171	37	1,837,592	37
Smart Option - principal and interest	8,234	—	8,481	—
Graduate Loan	483,545	10	515,948	11
Parent Loan	89,314	2	103,730	2
Total Private Education Loan originations	$4,693,756	100%	$4,908,215	100%

Percentage of loans with a cosigner	86.4%		87.1%
Average FICO at approval(2)	748		747
_____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2019 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses

Allowance for Credit Losses Activity

	Three Months Ended September 30,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$1,760,559	$4,385	$163,337	$1,042	$1,929,323	$307,968	$1,734	$74,295	$383,997
Transfer from unfunded commitment liability(1)	100,470	—	—	—	100,470	—	—	—	—
Less:
Charge-offs	(55,298)	(89)	(5,231)	(48)	(60,666)	(56,398)	(203)	(19,626)	(76,227)
Loan sales	—	—	(108,534)	—	(108,534)	—	—	—	—
Plus:
Recoveries	4,790	—	2,106	—	6,896	6,864	—	1,458	8,322
Provision for loan losses:
Provision, current period	(81,710)	67	(8,762)	391	(90,014)	84,110	158	14,046	98,314
Loan sale reduction to provision	—	—	(42,916)	—	(42,916)	—	—	—	—
Total provision for loan losses(2)	(81,710)	67	(51,678)	391	(132,930)	84,110	158	14,046	98,314
Ending balance	$1,728,811	$4,363	$—	$1,385	$1,734,559	$342,544	$1,689	$70,173	$414,406

Troubled debt restructurings(3)	$1,495,161	$—	$—	$—	$1,495,161	$1,474,819	$—	$—	$1,474,819
_________
(1)  See Note 5, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
(Dollars in thousands)	Three Months Ended September 30, 2020
Private Education Loan provision for credit losses:
Provision for loan losses	$(81,710)
Provision for unfunded commitments	129,290
Total Private Education Loan provision for credit losses	47,580

Other impacts to the provision for credit losses:
Personal Loans	(51,678)
FFELP Loans	67
Credit Cards	391
Total	(51,220)
Provisions for credit losses reported in consolidated statements of income	$(3,640)

(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

	Nine Months Ended September 30,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$341,121
Day 1 adjustment for adoption of CECL	1,060,830	2,852	79,183	188	1,143,053	—	—	—	—
Transfer from unfunded commitment liability(1)	279,555	—	—	—	279,555	—	—	—	—
Less:
Charge-offs	(138,546)	(399)	(39,079)	(96)	(178,120)	(151,357)	(608)	(53,951)	(205,916)
Loan sales	—	—	(108,534)	—	(108,534)	—	—	—	—
Plus:
Recoveries	18,298	—	4,984	—	23,282	18,669	—	3,643	22,312
Provision for credit losses:
Provision, current period	296,167	277	40,485	1,191	338,120	197,289	1,320	58,280	256,889
Loan sale reduction to provision	(161,793)	—	(42,916)	—	(204,709)	—	—	—	—
Total provision for loan losses(2)	134,374	277	(2,431)	1,191	133,411	197,289	1,320	58,280	256,889
Ending balance	$1,728,811	$4,363	$—	$1,385	$1,734,559	$342,544	$1,689	$70,173	$414,406

Troubled debt restructurings(3)	$1,495,161	$—	$—	$—	$1,495,161	$1,474,819	$—	$—	$1,474,819

_________
(1)  See Note 5, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
(Dollars in thousands)	Nine Months Ended September 30, 2020
Private Education Loan provision for credit losses:
Provision for loan losses	$134,374
Provision for unfunded commitments	276,094
Total Private Education Loan provision for credit losses	410,468

Other impacts to the provision for credit losses:
Personal Loans	(2,431)
FFELP Loans	277
Credit Cards	1,191
Total	(963)
Provisions for credit losses reported in consolidated statements of income	$409,505

(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2020, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans in full principal and interest repayment status were 43 percent of our total Private Education Loan portfolio at September 30, 2020, compared with 39 percent at September 30, 2019.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Credit Losses” and Note 3, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-Q.

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

	Private Education Loans
	September 30,
	2020		2019
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,055,561		$6,443,910
Loans in forbearance and percentage of each status:
Loans in forbearance - current(2)	705,162	100.0%	603,280	100.0%
Loans in forbearance - loans delinquent 31-60 days(2)(3)	274	—	—	—
Loans in forbearance - loans delinquent 61-90 days(2)(3)	21	—	—	—
Loans in forbearance - loans delinquent greater than 90 days(2)(3)	—	—	—	—
Total Private Education Loans in forbearance(2)	705,457	100.0%	603,280	100.0%
Loans in repayment and percentage of each status:
Loans current	15,375,006	97.0%	15,627,722	97.2%
Loans delinquent 31-60 days(3)	265,251	1.7	263,331	1.6
Loans delinquent 61-90 days(3)	139,823	0.9	120,007	0.8
Loans delinquent greater than 90 days(3)	73,229	0.4	61,919	0.4
Total Private Education Loans in repayment	15,853,309	100.0%	16,072,979	100.0%
Total Private Education Loans, gross	22,614,327		23,120,169
Private Education Loans deferred origination costs and unamortized premium/(discount)	70,406		78,103
Total Private Education Loans	22,684,733		23,198,272
Private Education Loans allowance for losses	(1,728,811)		(342,544)
Private Education Loans, net	$20,955,922		$22,855,728

Percentage of Private Education Loans in repayment		70.1%		69.5%

Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment		3.0%		2.8%

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans		3.0%		2.8%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		4.3%		3.6%
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

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans increased to 3.0 percent at September 30, 2020 from 2.8 percent at September 30, 2019, and the forbearance rate increased to 4.3 percent at September 30, 2020 from 3.6 percent at September 30, 2019. The slight increase in the delinquency rates was the result of significantly higher unemployment rates in the third of quarter 2020, as a result of the COVID-19 pandemic, than we saw in 2019. Typically, higher unemployment rates, as we saw in the third of quarter 2020, would cause delinquency rates to increase significantly; however, to help our borrowers in financial difficulty resulting from the COVID-19 pandemic, in accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we have invoked a disaster forbearance program to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. When these disaster forbearances expired in June and July, they were no longer considered in forbearance until the borrower requested, and was granted, an additional forbearance. Many of these borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. In the third quarter of 2020, we saw our forbearance rate decline from the high levels we experienced in the second quarter 2020, as borrowers exited their original three-month disaster forbearance. As our borrowers exit forbearance and enter repayment status, we expect to see an increase in delinquency rates in future periods as a result of the higher unemployment rates. Higher forbearance rates in the third quarter of 2020 compared with the year-ago period are primarily a result of our working with customers affected by COVID-19. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. See additional discussion related to collections activity and the COVID-19 pandemic in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance.”

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$1,760,559	$307,968	$374,300	$277,943
Day 1 adjustment for adoption of CECL	—	—	1,060,830	—
Transfer from unfunded commitment liability(1)	100,470	—	279,555	—
Provision for loan losses:				—
Provision, current period	(81,710)	84,110	296,167	197,289
Loan sale reduction to provision	—	—	(161,793)	—
Total provision	(81,710)	84,110	134,374	197,289
Net charge-offs:
Charge-offs	(55,298)	(56,398)	(138,546)	(151,357)
Recoveries	4,790	6,864	18,298	18,669
Net charge-offs	(50,508)	(49,534)	(120,248)	(132,688)
Allowance at end of period	$1,728,811	$342,544	$1,728,811	$342,544

Allowance as a percentage of the ending total loan balance	7.64%	1.48%	7.64%	1.48%
Allowance as a percentage of the ending loans in repayment(2)	10.91%	2.13%	10.91%	2.13%
Allowance coverage of net charge-offs (annualized)	8.56	1.73	10.78	1.94
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.33%	1.27%	1.05%	1.15%
Delinquent loans in repayment as a percentage of ending loans in repayment(2)	3.02%	2.77%	3.02%	2.77%
Delinquencies as a percentage of ending loans in repayment and delinquent forbearance loans(2)	3.02%	2.77%	3.02%	2.77%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	4.26%	3.62%	4.26%	3.62%
Ending total loans, gross	$22,614,327	$23,120,169	$22,614,327	$23,120,169
Average loans in repayment(2)	$15,182,703	$15,632,028	$15,336,253	$15,351,188
Ending loans in repayment(2)	$15,853,309	$16,072,979	$15,853,309	$16,072,979
_______
(1)    See Note 5, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)    Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.

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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which have led to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our GRP, which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically, we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and IVR. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended, we reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we can be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the planned credit administration practices changes by year-end 2022. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent (previously, to 2.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2020 and December 31, 2019, 8.8 percent and 7.2 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
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

The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for credit losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the controlled testing program of the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). The period of delinquency is based on the number of days scheduled payments are contractually past due. Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2020, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.8 percent for Private Education Loans that have been in active repayment status for fewer than 25 months. Approximately 66 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2020	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,056	$6,056
Loans in forbearance	351	113	88	63	90	—	705
Loans in repayment - current	5,345	3,223	2,356	1,719	2,732	—	15,375
Loans in repayment - delinquent 31-60 days	118	44	37	24	42	—	265
Loans in repayment - delinquent 61-90 days	63	25	19	13	20	—	140
Loans in repayment - delinquent greater than 90 days	33	12	10	7	11	—	73
Total	$5,910	$3,417	$2,510	$1,826	$2,895	$6,056	22,614
Deferred origination costs and unamortized premium/(discount)							71
Allowance for credit losses							(1,729)
Total Private Education Loans, net							$20,956

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.12%	0.68%	0.53%	0.38%	0.55%	—%	4.26%

(Dollars in millions) September 30, 2019	Private Education Loans Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,444	$6,444
Loans in forbearance	341	87	68	50	57	—	603
Loans in repayment - current	5,442	3,482	2,551	1,934	2,219	—	15,628
Loans in repayment - delinquent 31-60 days	110	48	39	29	37	—	263
Loans in repayment - delinquent 61-90 days	52	23	17	12	16	—	120
Loans in repayment - delinquent greater than 90 days	26	12	9	6	9	—	62
Total	$5,971	$3,652	$2,684	$2,031	$2,338	$6,444	23,120
Deferred origination costs and unamortized premium/(discount)							78
Allowance for credit losses							(342)
Total Private Education Loans, net							$22,856

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.04%	0.52%	0.41%	0.30%	0.34%	—%	3.62%

Private Education Loan Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan product type at September 30, 2020 and December 31, 2019.

	September 30, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$224,305	$289,639	$14,720,928	$12,460	$605,977	$15,853,309
$ in total	$339,495	$295,598	$20,987,072	$13,281	$978,881	$22,614,327

	December 31, 2019
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$205,203	$248,662	$15,928,942	$12,394	$392,469	$16,787,670
$ in total	$341,919	$251,104	$21,951,654	$12,895	$632,019	$23,189,591
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2020	$1,454,176	$4,096	$4,427
December 31, 2019	$1,366,158	$2,390	$5,309
September 30, 2019	$1,488,628	$2,348	$7,505

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and other loans, and servicing our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity, and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations, and other financing facilities. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which has resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and cash equivalents and investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. We expect to continue to increase liquidity levels in 2020, and as such, we expect the increased proportion of cash in our assets will cause our net interest margin to be lower in 2020 when compared with 2019. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2020	December 31, 2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,197	$29,620
Sallie Mae Bank(1)	4,347,848	5,534,257
Available-for-sale investments	2,018,389	487,668
Total unrestricted cash and liquid investments	$6,369,434	$6,051,545
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$6,172	$51,051	$24,061	$40,403
Sallie Mae Bank(1)	4,710,900	4,118,247	5,408,975	2,957,180
Available-for-sale investments	2,038,473	412,984	1,331,776	279,045
Total unrestricted cash and liquid investments	$6,755,545	$4,582,282	$6,764,812	$3,276,628
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Deposits - interest bearing	$23,109,438	$24,282,906
Deposits - non-interest bearing	485	1,077
Total deposits	$23,109,923	$24,283,983

Our total deposits of $23.1 billion were comprised of $12.1 billion in brokered deposits and $11.0 billion in retail and other deposits at September 30, 2020, compared to total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of September 30, 2020 and December 31, 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion and $6.8 billion of our deposit total as of September 30, 2020 and December 31, 2019, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $5 million and $4 million in the three months ended September 30, 2020 and 2019, respectively, and placement fee expense of $15 million and $12 million in the nine months ended September 30, 2020 and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and fees paid to third-party brokers related to brokered CDs were $5 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest bearing deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,003,940	0.90%	$9,616,547	2.04%
Savings	866,611	0.69	718,616	1.71
Certificates of deposit	12,238,887	1.41	13,947,743	2.44
Deposits - interest bearing	$23,109,438		$24,282,906
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2020, and December 31, 2019, there were $681 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $64 million and $68 million at September 30, 2020 and December 31, 2019, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2020, $8.4 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $8.8 billion at September 30, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2020 was $(218) million and $22 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments will be presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.

At September 30, 2020 and December 31, 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $54 million and $52 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2020.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$54,349
Exposure to counterparties with credit ratings, net of collateral	$54,349
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
 Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks, and protect the interests of depositors and the Deposit Insurance Fund administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for credit losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for the remainder of 2020. As of September 30, 2020, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
On August 26, 2020, the FDIC and other federal banking agencies published a final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,230,078	12.7%	$1,785,181	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,230,078	12.7%	$2,167,720	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,551,765	13.9%	$2,677,771	>	10.5%
Tier 1 Capital (to Average Assets)	$3,230,078	10.2%	$1,261,080	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%
________________

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared no dividends and $568 million in dividends to the Company for the three and nine months ended September 30, 2020, respectively, and $20 million and $241 million in dividends for the three and nine months ended September 30, 2019, respectively. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2020 and December 31, 2019, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Borrowings.”

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$198,768	$198,768	$—	$198,159	$198,159
Total unsecured borrowings	—	198,768	198,768	—	198,159	198,159
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,398,239	3,398,239	—	2,629,902	2,629,902
Variable-rate	—	1,350,640	1,350,640	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,748,879	4,748,879	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,748,879	4,748,879	289,230	4,155,878	4,445,108
Total	$—	$4,947,647	$4,947,647	$289,230	$4,354,037	$4,643,267

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2020 or in the year ended December 31, 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $3.7 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2020 or in the year ended December 31, 2019.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2020, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At September 30, 2020, we had a $115 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Note 1, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for credit losses and derivative accounting, can be found in our 2019 Form 10-K. On January 1, 2020, we adopted FASB’s ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), which resulted in a significant change to our allowance for credit losses policy, and is outlined below. There were no significant changes to our derivative accounting policy during the nine months ended September 30, 2020.

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
Allowance for credit losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Cards	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for credit losses:
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
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon exogenous factors over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic variables in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably estimate future losses based upon economic forecasts.
In estimating our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario as well. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses. These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses are recognized, and the related provision for credit losses on our consolidated statements of income.
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds;
•New loan volume, including commitments made but not yet disbursed; and
•Loan sales.
Management overlays can encompass a broad array of factors not captured by model inputs such as changes in servicing policies.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Personal Loan, Credit Card, and FFELP Loan portfolios.
Allowance for Private Education Loan Losses
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For September 30, 2020 and December 31, 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
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

Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for credit losses. Credit scores are an indicator of the creditworthiness of borrowers and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for credit losses on a quarterly basis.
Private Education Loans generally do not require borrowers to begin (principal and interest) repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At September 30, 2020 and December 31, 2019, 27 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for credit losses.
As part of concluding on the adequacy of the allowance for credit losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages.
We consider a Private Education Loan to be delinquent if the borrower has not made a required payment prior to the 31st day after such payment was contractually due.
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

A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of September 30, 2020 and December 31, 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 6, “Allowance for Loan Losses” in our 2019 Form 10-K.
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
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for credit losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
Uncollectible Interest
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The accrued interest on these loans will be capitalized and increase the unpaid principal balance of the loans when the borrower exits the grace period after separation from school. The discounted cash flow approach described above considers both the collectability of principal as well as this portion of accrued interest that is expected to capitalize to the balance of the loan. Therefore, the allowance for this portion of accrued interest balance is included in our allowance for credit losses. The discounted cash flow approach does not consider interest accrued on loans that are in a full principal and interest repayment status or in interest-only repayment status. We separately capture the amount of expected uncollectible interest associated with these loans using historical experience to estimate the uncollectible interest for the next four months at each period-end date. This amount is recorded as a reduction of interest income. Accrued interest receivable is separately disclosed on the face of the balance sheet.
Allowance for Personal Loans
From late 2016 through mid-2018, we acquired newly-originated Personal Loans from a marketplace lender. In 2018, we began to originate Personal Loans. We ceased originating these loans at the end of 2019. We maintain an allowance for Personal Loan losses at an amount sufficient to absorb lifetime expected credit losses using the same discounted cash flow approach described above for Private Education Loans. The difference between the amortized cost basis and the present value of expected cash flows on our Personal Loan portfolio equals the allowance related to this portfolio. During the third quarter of 2020, we sold our entire Personal Loan portfolio. Therefore, at September 30, 2020, the allowance for Personal Loans was $0.
We collected on defaulted Personal Loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. Prior to the sale of these loans, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted Personal Loans to estimate the timing and amount of future recoveries on charged-off Personal Loans.

Key Credit Quality Indicators - Personal Loans
For Personal Loans, we considered FICO scores at original approval and periodically refreshed/updated credit scores through the loan’s term, loan seasoning, and loan delinquency status to be our key credit quality indicators for the same reasons discussed above under “— Key Credit Quality Indicators — Private Education Loans.”
As part of concluding on the adequacy of the allowance for Personal Loan losses, we reviewed key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans, delinquency percentages, and forbearance percentages. We considered a Personal Loan to be delinquent if the borrower had not made a required payment prior to the 31st day after such payment was contractually due.
Allowance for Credit Card Loans
We use the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Allowance for FFELP Loan Losses
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying default claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for credit losses for FFELP Loans and related periodic provision expense are relatively small.
We use the gross loss approach when estimating the allowance for credit losses for our FFELP Loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for credit losses and determine if qualitative adjustments need to be considered.
Loan Interest Income
For all loans, including impaired loans, classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fees or costs, purchase premium or discount and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization of deferred direct origination and acquisition costs.
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
We also pay to the DOE an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans and Personal Loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of loans when they are classified as held-for-sale.
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or in interest only repayment status as discussed above; however, we have changed the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provision for loan losses from our historical practice of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for credit losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2020 and 2019, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
At today’s levels of interest rates, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At September 30, 2020, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the precipitous fall in many short-term rates since February 2020. These EAR results indicate a market risk profile that is less sensitive than one year ago to rate changes and is now at a nearly rate-neutral position for net interest income, based on static balance sheet assumptions over the next two years. For the quarter ended September 30, 2020, the increased sensitivity in the EVE risk metric is the result of an increase in fixed-rate assets on the balance sheet relative to fixed-rate liabilities and a change in the model used to perform the calculation. A portion of the increased sensitivity is due to portfolio structural changes as we now have a higher percentage of assets invested in fixed-rate loans and highly liquid fixed-rate securities. In addition, several changes to the EVE calculation methodology have been made since second quarter 2019 that have caused the ratios presented below to increase. Significant changes in methodology have occurred with the recent implementation of a new asset and liability model, which offers capabilities to model the expected cashflows of our Private Education Loan portfolio more precisely. These changes have lengthened the projected remaining weighted average lives of our education loan assets. Further duration increases have occurred due to COVID-19, with projections of slightly slower prepayments on the student loan portfolio.

	September 30,
	2020			2019
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	-0.4%	-0.0%	N/A	+3.5%	+1.2%	-1.1%
EAR - Ramp	-0.0%	+0.1%	N/A	+3.2%	+0.9%	-0.7%
EVE	-15.6%	-5.2%	N/A	-5.4%	-2.0%	+2.2%

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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$448.5	$(448.5)
3-month Treasury bill	weekly	109.9	—	109.9
Prime	monthly	12.9	—	12.9
3-month LIBOR	quarterly	—	400.0	(400.0)
1-month LIBOR	monthly	12,286.9	10,542.9	1,744.0
1-month LIBOR	daily	635.7	—	635.7
Non-Discrete reset(2)	daily/weekly	4,528.1	3,864.9	663.2
Fixed-Rate(3)		13,068.9	15,386.1	(2,317.2)
Total		$30,642.4	$30,642.4	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR monthly, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated, and should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.8 billion of equity and $0.6 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2020.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	5.39
Personal loans	—
Cash and investments	0.49
Total earning assets	4.30

Deposits
Short-term deposits	0.47
Long-term deposits	2.25
Total deposits	0.93

Borrowings
Long-term borrowings	3.93
Total borrowings	3.93

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2020.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2020	2	$6.88	—	$75,000
August 1 - August 31, 2020	—	$—	—	$75,000
September 1 - September 30, 2020	1	$7.51	—	$75,000
Total third-quarter 2020	3	$7.05	—
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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2020 was $8.09.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Separation Agreement between Paul Thome and the Company effective August 10, 2020.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 21, 2020