Form 10-K
period 2020-12-31
SLM Corp
filed 2021-02-25
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2020 was $2.6 billion (based on closing sale price of $7.03 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2021, there were 363,671,446 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2021 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

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

PART I.

Item 1. Business

Our Company Mission
SLM Corporation, more commonly known as Sallie Mae, is the premier financial brand in higher education. Our mission is to power confidence as students begin their unique journey. We simplify the college planning process by providing tools, resources, and information to help students and families make informed decisions and to improve access and support college completion through our scholarship programs and responsible financing options.
We believe education, in all forms, is the foundation for success, an equalizer of opportunities, and a proven pathway to economic mobility. Higher education increases lifetime wages and enables economic mobility. For example, data from the U.S. Bureau of Labor and Statistics confirms those with bachelor’s degrees earn 66 percent more than those with a high school diploma.1 Those with advanced degrees earn an even greater percentage than those with a high school diploma.1 This effect is multigenerational, as children of parents who are college educated are more likely to earn a bachelor’s degree than students whose parents did not go to college. Most would agree our society prospers and becomes more economically inclusive when each of its members is provided access to post-secondary education.2 Education represents a transformative investment in one’s future that yields our country’s next nurses, teachers, engineers, business leaders, and more.

Our History
While the Sallie Mae name has existed for more than 40 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, servicing, asset recovery, and consolidation loan business. Navient retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement (as hereinafter defined) executed in connection with the Spin-Off. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
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

______________________
1 https://www.bls.gov/careeroutlook/2020/data-on-display/education-pays.htm
2 https://research.collegeboard.org/trends/education-pays

Our Business
Our business is focused and aligned to strategic imperatives that set the foundation for our continued success. These imperatives include: increasing the profitability and growth of our core business, continuing to build and advance a strong brand among our customers, helping policymakers better understand the student lending marketplace and our role in it, allocating capital and returning it to shareholders when appropriate, and fostering a true mission- and performance-led culture.
In 2020, we developed a new organizational structure to better align to these focused strategic imperatives, which resulted in reduced costs and improved operating efficiencies. For further information on these new imperatives, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2020 Strategic Imperatives and Corporate Restructuring,” in this annual report on Form 10-K.
Private Education Loans
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”). In 2020, more than 420,000 families chose us as their Private Education Loan provider, more than any other private student loan lender. We originated $5.3 billion of Private Education Loans, a decrease of 5 percent from the year ended December 31, 2019, with the decrease largely due to the COVID-19 pandemic. As of December 31, 2020, we had $18.4 billion of Private Education Loans held for investment, net, outstanding.
The Private Education Loans we make to students and families serve primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans and student and families’ resources. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive.
Our primary Private Education Loan product is the Smart Option Student Loan, which emphasizes in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately half of the Private Education Loans the Bank originated during 2020. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans.) Lower interest rates on the Interest Only and Fixed Payment options encourage customers to elect those options, which help customers reduce their total loan cost compared with the traditional deferred option loan. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
We also offer six loan products for specific graduate programs of study. These include the Sallie Mae Law School Loan, the Sallie Mae MBA Loan, the Sallie Mae Health Professions Graduate Loan, the Sallie Mae Medical School Loan, the Sallie Mae Dental School Loan, and the Sallie Mae Graduate School Loan. These products were designed to address the specific needs of graduate students, such as extended grace periods for medical students.
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
As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2020, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 749, and approximately 86.0 percent of those loans were cosigned. In addition, we require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,400 higher education institutions are led by our sales force, the largest in the industry, which has become a trusted resource for financial aid offices.

Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Private Education Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2020, 2.8 percent of Private Education Loans (held for investment) in repayment were greater than 30 days delinquent, and Private Education Loans (held for investment) in forbearance were 4.3 percent of loans in repayment and forbearance. In 2020, net charge-offs as a percentage of average loans in repayment were 1.17 percent.
Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), originates Private Education Loans, and manages a loan portfolio that also includes loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP Loans”) and credit card loans (“Credit Cards”). At December 31, 2020, the Bank had total assets of $30.3 billion, including $18.4 billion of Private Education Loans (held for investment), net, $735 million of FFELP Loans (held for investment), net, $11 million of Credit Cards (held for investment), net, and total deposits of $23.2 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain our Private Education Loan and other originations. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We maintained our diversified funding base by raising $1.3 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2020. This brought our total ABS funding outstanding at December 31, 2020 to $4.5 billion, or 24 percent of our total Private Education Loans held for investment portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
Credit Cards
We offer three types of credit cards, each uniquely designed to promote and reward financial responsibility, including a card that offers a cash back bonus that cardholders can apply to pay down a student loan. At December 31, 2020, we had $11 million of Credit Cards, net, outstanding in our held for investment portfolio.
SmartyPig
Our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings.
Personal Loans and Upromise
In the fourth quarter of 2019, we discontinued originations of our unsecured personal loans used for non-educational purposes (“Personal Loans”) and did not originate or purchase any Personal Loans in 2020. In the third quarter of 2020, we sold our entire Personal Loan portfolio to focus our capital and attention on the core education loan business.
As part of our efforts to focus and align to our core business, on May 31, 2020, we also sold our Upromise Inc. subsidiary, which operated a free to join rewards program.

Our Lending Philosophy
Sallie Mae is committed to lending responsibly and encourages responsible borrowing by advising students and families to follow this three-step approach to paying for college:
Start with money you won’t have to pay back. Supplement your college savings and income by maximizing scholarships, grants, and work-study.
Explore federal student loans. Explore federal student loan options by completing the Free Application for Federal Student Aid (“FAFSA”).
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
Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
Half of our Private Education Loan customers elect an in-school repayment option. By making in-school payments, customers learn to establish good repayment patterns, reduce their total loan cost, and graduate with less debt. We send monthly communications to customers while they are in school, even if they have no monthly payments scheduled, to keep them informed and encourage them to reduce the amount they will owe when they leave school.
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
If a customer’s account becomes delinquent, our collections centers work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance (which typically is retroactive and granted by our collections department), suited to their individual circumstances and ability to make payments. Currently, our servicing centers generally also grant prospective forbearance if a borrower who is current requests it for increments of up to three months at a time, for up to 12 months. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of

Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for additional information about planned changes to our credit administration practices.
COVID-19 Response
We are accommodating to customers who face special circumstances or have trouble making loan payments. Like many Americans, some of our customers faced unforeseen challenges due to the pandemic of respiratory disease caused by the coronavirus 2019 or COVID-19 (“COVID-19”). In response, we took significant steps to provide relief to assist those customers. On March 10, 2020, we proactively posted assistance information on our web site and communicated to all Sallie Mae customers, including cosigners, to inform them assistance was available. We enhanced the functionality of our chat, automated phone system, mobile app, and website features to help all our customers manage their accounts, make or postpone payments, and request hardship relief. Customers may contact us in whatever way is most convenient for them.
Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as many as 90 days upon enrollment. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and interactive voice response (“IVR”) to address initial high volumes at the onset of the pandemic. We have since returned to a policy of interacting with 100 percent of these customers through our customer care and collections personnel. Customers requesting a disaster forbearance or an extension of a disaster forbearance are required to speak with our customer care and collections personnel. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended in late second quarter and early third quarter, we reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest continues to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. If the financial hardship extends beyond 90 days, additional assistance is available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments. As of December 31, 2020, $44.2 million of Private Education Loans held for investment were in disaster forbearance status. For further information on the impact of COVID-19 on the Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae,” in this annual report on Form 10-K.
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
Over the past few years, we have implemented several improvements in our ability to interact with our loan customers, including:
•an integrated platform that allows customers and servicing agents to simultaneously access the same systems in real time interaction;
•an on-line chat function for customer service;
•a mobile application accessible through smart phones and the Apple watch; and
•initiation of customer surveys to gain feedback on areas for improvement within our servicing function.
These and other enhancements have contributed to streamlined originations and servicing processes, increased customer self-services rates, and improved customer satisfaction in all channels. The Company maintains an A+ rating with the Better Business Bureau.
Customer Success
We continue to adapt our business to best serve the needs of families who see us as a trusted advisor and partner. We are strongly invested in our customers’ success. Of total customers, 98 percent of loans in repayment are in good standing.
Our College Planning Calculator helps families set college savings goals, projects the full costs of a college degree, and estimates future student loan payments and the annual starting salary level needed to keep payments manageable.

Scholarship Search, our free online scholarship database, is home to more than 6 million scholarships collectively worth over $30 billion. For academic year (“AY”) 2019-2020, more than 24,000 students reported receiving at least one scholarship via our database, covering more than $67 million in college costs. Our Scholarship Search for Graduate Students includes access to approximately 1 million graduate school scholarships with an aggregate value of more than $1 billion.
In 2019, we unveiled a new, one-stop college-planning destination — Sallie Mae’s Paying for College Resource — created with, and for, high school educators and counselors. The Sallie Mae Paying for College Resource provides access to free, online college planning tools, short educational videos on financial aid, and other valuable information to help guide students and their families through the planning for college process.
In 2020, to raise awareness about the importance of completing the FAFSA and to simplify the process, we partnered with Embark, the leading provider of admissions software for schools and universities, to provide a free online tool to help families file the FAFSA. The tool reduces the average time it takes to complete the FAFSA from 55 minutes to less than 20 minutes.

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
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. Approximately 11 percent or $583 million of our 2020 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Discover Bank, Citizens Financial Group, Inc. and PNC Bank, as well as a number of smaller specialty finance companies and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.
Enrollment

We expect modest enrollment growth over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•According to the U.S. Department of Education’s projections released in December 2019, the high school graduate population is projected to remain relatively flat from 2020 to 2029.2

______________________
1Source: MeasureOne Q3 2020 Private Student Loan Report, November 2020. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2029 (NCES, December 2019), Enrollment in Postsecondary Institutions (NCES, December 2019). These are the most recent sources available to us for this information.

Tuition Rates

•Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 1.8 percent and 2.4 percent, respectively, from AYs 2016-2017 through 2020-2021. Average published tuition and fees at public and private four-year not-for-profit institutions grew 2.3 percent and 3.4 percent, respectively, between AYs 2018-2019 and 2019-2020 and 1.1 percent and 2.1 percent, respectively, between AYs 2019-2020 and 2020-2021.3 Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
(Dollars in actuals)
            ______
3 Source: The College Board-Trends in College Pricing 2020. © 2020 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.

Sources of Funding

Private Education Loan originations increased to an estimated $13 billion in AY 2019-2020, up 10 percent over the previous year.4

_______
4 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2020. © 2020 The College Board. www.collegeboard.org. MeasureOne www.measureone.com. Funding sources in current dollars and include federal and private loan data. 2020 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016© 2016 trends and College Board-Trends in Student Aid 2020 © 2020 data, and MeaureOne report. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. The College Board restates its data annually, which may cause previously reported results to vary. We changed our source of participants in this 2020 annual report, removing our internal estimates for Private Education Loans made by smaller lenders, and relying solely on publicly available sources for market estimates, because we believe it provides a more appropriate basis for comparison of the performance of our business.

•We estimate total spending on higher education was $477 billion in AY 2019-2020, up from $424 billion in AY 2015-2016. Private Education Loan originations increased to an estimated $13 billion in AY 2019-2020, up 10 percent over the previous year and represent just 2.7 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding. .5

•Over the AYs 2015-2019 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2027 (NCES 2020, October 2020), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board, www.collegeboard.org, College Board -Trends in Student Aid 2020. © 2020 The College Board, www.collegeboard.org, College Board -Trends in Student Pricing 2020. © 2020 The College Board, www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. 2019 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2020 © 2020 data. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

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
Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection and deposit taking activities subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:
•various state and federal laws governing unfair, deceptive or abusive acts or practices;
•various state laws and regulations imposing specific, mandated standards and requirements on the conduct and practices of student loan servicers;
•the federal Truth-In-Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;
•the Fair Credit Reporting Act and Regulation V, which govern the use and provision of information to consumer reporting agencies;
•the Equal Credit Opportunity Act and Regulation B, which prohibit creditor practices that discriminate on the basis of race, religion and other prohibited factors in extending credit;
•the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including fees, that may be charged;
•the Truth in Savings Act and Regulation DD, which mandate certain disclosures related to consumer deposit accounts;
•the Expedited Funds Availability Act, Check Clearing for the 21st Century Act and Regulation CC issued by the Federal Reserve Bank (“FRB”), which relate to the availability of deposit funds to consumers;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with federal government requests for and subpoenas of financial records;
•the Electronic Funds Transfer Act and Regulation E, which govern automated transfers of funds and consumers’ rights related thereto;
•the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers;
•the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third-parties; and
•the California Consumer Privacy Act, which governs transparency and disclosure obligations regarding personal information of residents of the State of California.

Consumer Financial Protection Bureau
The CFPB has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including providing regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. The CFPB is the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Private Education Loan Ombudsman within the CFPB is authorized to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman is required by law to report to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. In early February 2020, the CFPB entered into a Memorandum of Understanding with the U.S. Department of Education (the “CFPB/DOE MOU”) in order to better serve student loan borrowers. Under the agreement, the agencies will share complaint information from borrowers and meet quarterly to discuss, among other things, the nature of complaints received and available information about the resolution of complaints.
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
To date, four other state attorneys general (California, Washington, Pennsylvania, and New Jersey) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints prior to the Spin-Off. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.
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
Dividends and Share Repurchase Programs
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
The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expired on January 22, 2021, permitted the Company to repurchase from time to time shares of its common stock up to an aggregate repurchase price not to exceed $200 million. We have utilized all capacity under the 2019 Share Repurchase Program, having repurchased 17 million shares of common stock for $167 million for the year ended December 31, 2019 and 3 million shares of common stock for $33 million in the year ended December 31, 2020.
The January 22, 2020 share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, permits the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based upon the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information, see Notes to Consolidated Financial Statements, Note 25, “Subsequent Events.”

In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
On January 27, 2021, the Company announced a new share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and permits the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On February 2, 2021, we announced the commencement of a tender offer (the “Tender Offer”) to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share (the “Securities”) or such lesser aggregate purchase price of Securities as are properly tendered and not properly withdrawn, at a single per-Security price not greater than $15.00 nor less than $13.10 per share to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer may be amended from time to time, and will expire, upon the terms and conditions described in the relevant Tender Offer materials filed with the SEC. The results of the Tender Offer will be reflected in the Company’s financial results for the first fiscal quarter of 2021.
Repurchases under the programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2020 Share Repurchase Program and the 2021 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. The Bank declared $579 million and $254 million in dividends for the years ended December 31, 2020 and 2019, respectively, with the proceeds primarily used to fund the 2019 and 2020 Share Repurchase Programs and stock dividends. The Bank paid no dividends on its common stock for the year ended December 31, 2018.
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
The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent and a Total risk-based capital ratio of greater than 10.5 percent.
To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
On August 26, 2020, the FDIC and other federal banking agencies published a final rule that provides those banking organizations that adopt CECL (as hereinafter defined) during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
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
State Regulation of Student Loan Servicers
In certain states, laws regulating the conduct of student loan servicers may apply to and impact the servicing practices of the Bank. While these state laws vary in content, they generally include components relating to licensure and oversight by state authorities and the creation of specialized student loan ombudsman offices to oversee the student loan industry operating within these states. These laws may also include requirements pertaining to payment processing, customer communications, the handling of customer inquiries and complaints, information concerning loan repayment options and access to borrower account records, among other requirements. Notably, these laws often include provisions for enforcement of alleged violations by state regulators as well as private litigation by aggrieved consumers.
Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2020, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 95.3 percent and 4.7 percent, respectively, of our total notional derivative contracts of $8.6 billion at December 31, 2020. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
The Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. We early adopted the Dodd-Frank risk retention rules beginning with our 2016-A securitization transaction completed in May 2016. For our 2016-A transaction and subsequent securitizations to date, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal residual interest” comprised of residual certificates representing at least five percent of the fair value of all interests issued in the securitization transaction, determined as of the date of transfer. With any securitizations, including any loan sale transactions structured as securitizations, that are treated as off-balance sheet, we intend to comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction or a single interest entitling the holder to five percent of any amounts payable by the trustee in respect of each interest issued by the trust. The risk retention provisions of the FDIC safe harbor rule were superseded by the Dodd-Frank risk retention rules.
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
Volcker Rule
In December 2013, the U.S. banking agencies, the SEC and the U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of the Dodd-Frank Act. The rules prohibit insured depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit insured depository institutions and their affiliates to trade for risk-mitigating hedging and liquidity management, subject to certain conditions and restrictions. The Volcker Rule does not have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule.
Human Capital Resources and Talent Development
As of December 31, 2020, we had approximately 1,600 team members, all located in the United States, none of whom are covered by collective bargaining agreements.
Our “MAPS” program (Manage, Apply, Practice, and Succeed), is designed to identify, and cultivate, our future leaders from existing employees of Sallie Mae. Now in its third year and seventh cohort, the MAPS program brings together mid and senior-level managers to enhance their leadership skills and build their project management capabilities through group projects and collaborative exercises. Our leadership development program, “Inspirational Leadership,” is designed to build on our leadership competencies and provide an opportunity to bring about new solutions through our business challenge. This program is offered to mid to senior-level leaders who have the potential to assume broader roles in the future.
In addition to what we believe to be attractive compensation and benefits programs, our management incentive plan and long-term incentive plan provide cash and equity bonuses to employees to help incentivize employee productivity, which we believe contributes to our success.
We believe that a diverse and inclusive workforce can lead to a more effective company. As of December 31, 2020, 54.1 percent of our team members were female and 40.6 percent of our team members self-identified as part of a minority group. Our talent acquisition program has led to a steady increase in female and minority representation in leadership positions since 2015 across the Company.
We believe an engaged workforce leads to a more innovative, productive, and profitable company. For this reason, we periodically measure employee engagement. The results from engagement surveys are used to implement programs and processes designed to keep our team members connected and growing at Sallie Mae.
Ensuring the safety and well-being of our team members remains a priority during the COVID-19 pandemic. In March 2020, we enacted a robust business continuity plan, including a work-from-home policy for all team members. Our technology platform and the adaptability of our team allowed for a seamless transition to a remote working environment; and we continue to provide team members with the tools and resources necessary to continue our business.
Our team members get involved in the communities where they live and work through the Sallie Mae Employee Volunteer Program and the Sallie Mae Employee Matching Gift Program. In 2020, our team members donated 861 hours through our community engagement programs and more than $60,000 in matching gifts, which efforts we believe provide a sense of inclusiveness and purpose and support our stakeholder communities.

Item 1A. Risk Factors
PANDEMIC RISK
The pandemic caused by a novel coronavirus, or COVID-19 (“COVID-19 pandemic”), and resulting adverse economic conditions have adversely impacted our business and results and, in the future, could have a more material adverse impact on our business, results of operations, financial condition, and/or cash flows. Any future pandemics could subject our business to the same or greater risks than the COVID-19 pandemic.
The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment, significantly lower interest rates, volatility in equity market valuations, and extreme volatility in the U.S. and world financial markets. Depending upon the success of the distribution, public acceptance, and administration of COVID-19 vaccines or other therapies, we expect the impact of the COVID-19 pandemic on the U.S. economy may be significant during a large part of 2021 and that it could materially adversely affect our operations, our regulatory capital and liquidity position, the credit performance of our Private Education Loans and other assets, the number of borrowers seeking payment relief, our results of operations and financial condition, and/or our cash flows.
As described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance,” in this annual report on Form 10-K, during 2020 we experienced a significant increase in disaster forbearance grants, and our borrowers experienced higher levels of financial hardship, which could lead to increased levels of delinquencies and defaults in the future. Also, our loan application volumes decreased and we had lower Private Education Loan origination volumes in 2020 than we had anticipated.
In addition, our employees may have to continue to work from home for a significant portion of 2021. Unanticipated issues arising from handling personal, confidential, and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.
The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including the impact of the pandemic on colleges and universities, student enrollment, and the need for Private Education Loans. There can be no assurance that colleges and universities will return to normal pre-pandemic operations, which could adversely affect enrollments and, consequently, the need for Private Education Loans. In addition, the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and/or cash flows will depend upon, among other factors: the scope and duration of the pandemic; the number of our employees, customers, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the COVID-19 pandemic; any legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for education loan borrowers; any reputational damage related to the broader reception and perception of our response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on local, U.S., and world economies. Moreover, we expect that effects of the COVID-19 pandemic will heighten many of the other known risks to our business described below in this Item 1A, and the impact of COVID-19 on our business could be material and adverse. Any future pandemic could subject our business to the same or greater risks than the COVID-19 pandemic.
CONCENTRATION RISK
Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment for those products subject us to risks that could adversely affect our financial position.
At December 31, 2020, approximately 60 percent of our total assets, and 70 percent of our total assets excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation, or other negative event or trend in the Private Education Loan market or the overall economic environment could disproportionately and adversely affect our business, financial condition, and results of operations. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. Moreover, our competition will increase as various lending institutions and other competitors, including Navient, through its Earnest subsidiary, enter or re-enter the Private Education Loan market. We also compete with FinTech companies (as defined below), many of whom have lower return hurdles than more traditional consumer lending institutions. We compete based on our brand products, origination capability, and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
Competition plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin.
In addition to competition with banks and other consumer lending institutions, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge the gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress. Reauthorization, as well as measures to provide relief for COVID-19, could provide a legislative vehicle for changes to student loan programs. Possible components that could impact the Private Education Loan market are changes to federal education loan limits, private loan refinancing programs, or Private Education Loan forgiveness. Other components of any legislation also could have a negative impact on our business and financial condition. See “— POLITICAL/REPUTATIONAL RISK.”
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
The demand for Private Education Loans could weaken if families and student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:
•Home equity loans or other borrowings available to families to finance their education costs;
•Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;
•Section 529 plans, which include both pre-paid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;
•Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;
•Government education loan programs such as the DSLP; and
•Direct loans from colleges and universities, as well as income sharing agreements offered by schools and facilitated by private companies.
In addition, our ability to grow Private Education Loan originations and retain assets at our planned levels could be negatively affected if:

•demographic trends in the United States result in a decrease in college-age individuals;
•demand for higher education decreases;
•the cost of attendance of higher education decreases;
•consumers increase their targeted savings for higher education;
•prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors;
•there is broader public resistance to increasing higher education costs; or
•proposals for new federal and state education spending described below in “Political/Reputational Risk” gain broader appeal or momentum.
Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
We believe the design of our Private Education Loan products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable or fixed interest rates, creates sustainable, competitive loan products. However, increasing amounts of private education consolidation loans at interest rates below those of our existing portfolio - whether from private sources (including financial technology (“FinTech”) companies) or otherwise - can contribute to an increase in the prepayment rates of our existing Private Education Loans and, if prolonged and continuous, could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
CREDIT RISK
Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.
We bear the full credit exposure on our Private Education Loans and Credit Card loans, which are unsecured loans. If they were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial position, results of operations, and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of those loan portfolios. Many factors can have an impact on borrower delinquencies. But rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios. Likewise, high unemployment may impede Private Education Loan originations growth, as loan applicants and cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our loans. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition, and results of operations and limit funding options, which could also adversely impact our liquidity position. Our Private Education Loan delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 2.8 percent at December 31, 2020.
Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which became effective for us on January 1, 2020. Under the new guidance, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for credit losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. The CECL standard resulted in a significant change in how we recognize credit losses and will have a material impact on our financial condition, results of operations, and capital levels. The evaluation of our allowance for credit losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The measurement of expected credit losses is based on historical information, current conditions, and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. This differs significantly from the “incurred loss” model, which was in effect during 2019 and delays recognition until it is probable a loss has been incurred. Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time, at which point we revert expected losses to our historical rates. Future defaults can be higher than anticipated due to a variety of factors outside of our control, and our models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, loss rates, prepayment rates, and recovery rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for credit losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations, and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses 2020 ” for further details.
LIQUIDITY RISK
Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain financing through asset-backed securitizations, and, for at least the next few years, sell loans at attractive prices to help fund any share repurchase programs that may be authorized from time to time. An inability to effectively manage our liquidity could negatively impact our ability to fund our business obligations and opportunities, which could lead to regulatory scrutiny and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan and Credit Card originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, and payment for any shares of common stock acquired under any common stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales and securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs, or availability. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as a rising stock market, perceptions about our financial strength, quality of deposit servicing or online banking generally, and general economic conditions, including high unemployment and decreased savings rates. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions.
Our short-term success also depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:
•Persistent and prolonged disruption or volatility in the capital markets or in the education loan ABS sector specifically;
•Degradation of the credit quality or performance of the Private Education Loans we sell or finance through securitization trusts, or adverse rating agency assumptions, rating actions, or conclusions with respect to those trusts or the education loan-backed securitization trusts sponsored by other issuers;
•A material breach of our obligations to purchasers of our Private Education Loans, including securitization trusts;

•The timing, pricing, and size of education loan asset-backed securitizations other parties issue, or the adverse performance of, or other problems with, such securitizations;
•Challenges to the enforceability of Private Education Loans based on violations of, or changes to, federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of Private Education Loans for violation of such laws and regulations; and
•Our inability to structure and gain market acceptance for new product features or services to meet new demands of ABS investors, rating agencies, or credit facility providers.
If we require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions at attractive prices, we may need to raise additional liquidity through other forms of secured and unsecured debt financing, which, in turn, could increase our funding costs and reduce our net interest margin.
Our ability to sell loans at attractive prices, as well as the timing and volume of any sales, will be subject to market conditions, and there can be no guarantee that we will be able to effectuate planned loan sales at the prices, times, or volumes we desire, or at all. If we are unable to effectuate loan sales at the prices, times, and volumes we desire, we may not be able to fund share repurchase programs that are authorized from time to time or achieve other business goals.
We currently maintain sufficient risk-based capital through adequate retention and reinvestment of earnings from operations. If our business objectives require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise funding at any given time through any of the channels described above in this Risk Factor in the amounts, at the rates, or within the timeframes we desire or need. If this occurs, our business, results of operations, financial position, and/or cash flow could be materially and adversely affected.
In structuring and facilitating securitizations or sales of Private Education Loans, administering securitization trusts, or servicing loans we have securitized or sold, we may incur liabilities to transaction parties.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. In transactions involving the sale of loans in non-securitized form where we remain the servicer of the loans, it is possible we could be sued and ultimately held liable to the purchaser of the loans or another transaction party for breaches or representations of warranties or breaches of servicing covenants.
INTEREST RATE RISK
The interest rate and maturity characteristics of our earning assets do not fully match the interest rate and maturity characteristics of our funding arrangements, which may negatively impact the level of our net interest income. We are also subject to repayment and prepayment risks, which can increase uncertainty as we manage our interest rate risk and can adversely affect our business, financial condition, results of operations, and/or cash flows.
Net interest income is the primary source of cash flow generated by our loan portfolios. Interest earned on our Private Education Loans and FFELP Loans is either fixed-rate or indexed to a short-term variable rate, and these loans are originated with relatively long repayment periods. ABS funding closely mirrors the expected maturities of our education loans and provides a combination of fixed and variable-rate funding. Deposits are issued with both fixed and variable rates, and the average term is typically shorter than the expected term of our combined loan portfolios.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in fluctuations in our net interest income. In certain interest rate environments, this mismatch may reduce our net interest margin (the interest yield earned on our portfolio less the rate paid on our interest-bearing liabilities) and net interest income. While we actively monitor and manage mismatches in the interest rate and maturity characteristics of our assets and liabilities, using derivative transactions where necessary to avoid excessive levels of repricing and refunding risk, it is not possible to hedge all of our exposure to such risks. While the assets, liabilities, and related hedging derivative contract re-pricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans, which can increase uncertainty as we manage our interest rate risk. Consolidations and refinancings contribute to increased prepayment rates. In addition, increases in employment levels, wages, family income, alternative sources of financing, and government support for student loan borrowers during times of crisis, such as during the COVID-19 pandemic, may also contribute to higher than expected prepayment rates, which can adversely affect our interest rate and repricing risk and our financial condition and results of operations.
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
We are also subject to the creditworthiness of third-parties, including various lending, investment, and derivative counterparties. Our overall counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, such inability could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
The transition from LIBOR to an alternative reference “benchmark” interest rate is uncertain and could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
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
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. On December 4, 2020, the administrator of LIBOR, the ICE Benchmark Administration, published a consultation on its intention to extend the date on which the rates on most tenors of U.S. dollar LIBOR would cease being published from December 31, 2021 to June 30, 2023. Any publication beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. U.S. banking regulators have encouraged banks to stop entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021. It is unclear at this time, and we are not able to predict, whether or when LIBOR will cease to exist, whether or when new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether or when alternative benchmark or reference rates will be available, either through regulatory action or financial market developments, as viable alternatives to LIBOR. If one or more replacement benchmark or reference rates is available, it is unknown at this time, and we are unable to predict, whether any such alternatives will be acceptable to investors, financial markets or regulators, or applied consistently and concurrently to various assets, obligations, or financial instruments. Certain of our existing assets and obligations do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Given this situation, it is unclear what consents or approvals, if any, will be required to replace LIBOR under our various agreements. As a result of these potential changes and related uncertainties, the interest rates on and value of our assets and obligations indexed to LIBOR, and the revenue and expenses associated with those assets and obligations, could be affected in disparate ways at disparate times, creating basis risk and potential adverse effects on our business and results of operations. Changes to the reference rate used could result in dissatisfied customers, lenders, investors, or counterparties, which could result in reputational damage, litigation or regulatory scrutiny.
The Company has actively monitored market developments with respect to LIBOR replacement since 2017 and during 2020 launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations. The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The project team reports status regularly to our Board of Directors. In 2020 we began issuing certain deposits based on the Secured Overnight Financing Rate (“SOFR”). We expect to begin to issue variable-rate Private Education Loans that do not use LIBOR as a reference rate in 2021. We plan to significantly reduce the number of contracts that reference LIBOR, either through modification or replacement, by June 2023. There can be no guarantee our reference rate replacement plan will occur as expected, however, and failure to implement the plan effectively or changes in how LIBOR transition occurs could have a material adverse effect on our business, results of operations, financial position, and/or cash flows.
CAPITAL RISK
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
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it may be subject to serious regulatory sanctions that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Regulatory Capital Requirements.”
Unfavorable results from the periodic stress scenarios we model under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect our cost of capital and liquidity position.
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests, modeling systemic and company-specific stress scenarios. In 2020, as the Bank responded to the macroeconomic and humanitarian challenges of the COVID-19 pandemic, the Bank selected as its primary stress scenario its current forecast, reflecting the severe stresses anticipated due to the impact of the pandemic on our customers and the U.S. economy (including the impacts of disaster forbearance practices designed to alleviate the severity of the pandemic on our borrowers). The results of this analysis were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors and the Board’s Risk Committee. In addition, the Bank made the results of the stress tests (its current business forecast) available to its prudential regulators - the FDIC and the UDFI. The process we utilized in 2020 was a pragmatic departure from our standard testing practices, dictated by the severity of the pandemic. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions; the 2020 scenario analysis tested the Bank’s resources and resiliency in real time. Typically, on the basis of a stress analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms that are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders.

We also conduct quarterly liquidity stress tests to evaluate the adequacy of our liquidity sources under several stress scenarios, including a severely adverse macroeconomic scenario. In 2020, the forecast of business operations through the pandemic served as the severely adverse scenario. The results of these scenarios may lead management to determine, or regulators to demand, that higher levels of liquidity be maintained at significant incremental expense to the Bank.
Changes in accounting standards, or incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements, could adversely affect our capital levels, results of operation, and/or financial condition.
We are subject to the requirements of entities that set and interpret the accounting standards governing the preparation of our financial statements and other financial reports. These entities, which include the FASB, the SEC and banking regulators, may add new requirements or change their interpretations of how those standards should be applied. Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and/or results of operations. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our financial condition, results of operations, and capital levels.
The preparation of our consolidated financial statements requires us to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting periods. Incorrect estimates and assumptions by us in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income, and expenses. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition, and/or results of operations. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
REGULATORY RISK
Failure to comply with consumer protection, privacy, or cybersecurity laws and requirements could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
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
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third-party with whom we do business may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties, or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results, and/or cash flows.
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
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations may, among other matters:
•prescribe minimum capital requirements;
•limit the rates of growth of our business;
•impose limitations on the business activities in which we can engage;
•limit the dividends or distributions the Bank can pay to us;
•limit share repurchases;
•restrict the payment of discretionary bonuses to executive officers;
•restrict the ability of institutions to guarantee our debt;
•limit proprietary trading and investments in certain private funds;
•impose certain specific accounting requirements on us that may be more restrictive;
•result in changes from time to time in our practices, policies, and procedures in various areas of our business; and
•result in greater or earlier charges to earnings or reductions in our capital.
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
POLITICAL/REPUTATIONAL RISK
Proposals of federal and state governments, or of various political candidates, affecting the student loan industry in particular, such as proposals for new federal education spending designed to make higher education “free” or substantially so regardless of financial need, or to create new federally funded programs to refinance private student loans, subject us to political risk and could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
We operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing, and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-

profit institutions, and the increasing amount of student loan debt outstanding in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further proposals by political candidates and state and federal legislators and regulators, and to the enactment of laws and regulations, applicable to, or limiting, our business. For instance, over the last several years, numerous proposals for new federal spending have been discussed by political candidates and/or introduced by legislators to make higher education “free” or substantially so. Some proposals have included the potential forgiveness of substantial amounts of existing outstanding student loan indebtedness. Also, various states have proposed and/or enacted legislation providing for “free” or “substantially free” higher education to residents of the state having incomes below a certain level and who attend publicly-funded universities in the state. Moreover, since 2010, a number of bills have been introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans. The regulatory environment at the state level has shifted such that many states recently have enacted new legislation specifically restricting the conduct and practices of student loan servicers. The enactment of any of the proposed legislation or policies described above, even if they do not apply specifically to private education loans, could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows. In addition, the continued ongoing publicity regarding these various proposals, even if they are not enacted, could negatively impact the market price of our common stock.
We are subject to reputational risk, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
Our reputation as an originator and servicer of high-quality Private Education Loans is very dependent upon how our customers, our regulators, legislators, the education community, and the broader market perceive our business practices, financial heath, and integrity, and the business practices, financial health, and integrity of the overall student loan market or other loan markets, as applicable. Negative publicity, including as a result of our actual or alleged conduct or public opinion of the student loan industry or other relevant industries generally, or as a result of achieving lower environmental, social, and governance, or “sustainability,” scores or ratings than those desired by certain investors, could damage our reputation and business and adversely impact the price of our common stock. Additionally, as described above, proposals of political candidates or legislators that may affect the financial industry, or the student loan industry in particular, could damage our reputation and business and adversely impact the price of our common stock.
Any internal, market, or other developments, including those relating to our competitors or our business, that result in a negative impact on our reputation or the reputation of the student loan industry or other relevant industries could have an adverse effect on our ability to originate, service, and retain Private Education Loans or other loans, as applicable, result in greater regulatory, legislative, and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
OPERATIONAL RISKS
Failure of our operating systems or infrastructure or the inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action, or damage our reputation.
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
Our loan originations and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our customers, result in financial loss or liability to our customers and investors, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans we have in place, our ability to operate may be adversely affected by a disruption in the infrastructure that supports our businesses. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations and/or cash flows.

Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, process loan applications and payments and provide other customer services, in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is reliant on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet or mobile applications, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that keep pace with continuing changes in technology, industry standards and client preferences, including FinTech developments. We may not be successful in anticipating or responding to these developments in a timely manner. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. We may be required to expend significant funds to develop or acquire new technologies. If competitors introduce products, services, and systems that are better than ours or that are more cost-effective or that gain greater market acceptance, we could lose market share. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition and/or results of operations.
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
While we have not been materially impacted by cyber incidents, we continue to evolve our security controls to effectively prevent, detect and respond to the continually changing threats, and we may be required to expend significant additional resources in the future to enhance our security controls in response to new or more sophisticated threats, as well as new regulations related to cybersecurity. Additionally, while we, and our third-party service providers, commit resources to the design, implementation, maintenance, security and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats.
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties, which may be vulnerable to interception, misuse or mishandling.
If one or more of such events occur, personal, confidential and other information processed by, stored in, or transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ or service providers’ operations that could result in significant losses, loss of business by us and loss of confidence in us, customer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation and brand. In addition, we may be required to expend significant resources to modify our protective measures, to investigate the circumstances surrounding the event and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.
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
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans, FFELP Loans, Bank deposit-taking activities, payroll software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for other telecommunications, email, processing, storage, remittance and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brand, and could materially adversely affect our business, financial condition and/or results of operations.
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

Our framework for managing risks, including model risk and data governance risk, may not be effective in mitigating our risk of loss.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which we are subject. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements.
We also rely on quantitative models to measure and manage risks and estimate certain financial values. Models may be used in such processes as product pricing, extending credit, measuring interest rate and other market risk, estimating losses, calculating and assessing capital levels, estimating the value of financial instruments and balance sheet items, and various other processes. If the models that we use to measure and/or mitigate these risks and values are poorly designed, based upon incorrect or incomplete information, poorly implemented, or are otherwise inadequate, or our governance surrounding the management of data we use in our models and other aspects of our business is poorly designed or implemented, or otherwise is inadequate, our business decisions may be adversely affected, we may provide inaccurate information to the public or regulators, and/or we may incur increased losses.
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
Our management is responsible for maintaining, regularly assessing and, as necessary, making changes to our internal controls over financial reporting and our disclosure controls. Nevertheless, our internal controls over financial reporting and our disclosure controls can provide only reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and may not prevent or detect misstatements. Any failure or circumvention of our internal controls over financial reporting or our disclosure controls, failure to comply with rules and regulations related to such controls, or failure to make sound and appropriate application of the criteria established in the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission could have a material adverse effect on our financial condition and/or results of operations.
RISKS RELATED TO SPIN-OFF
Because of Navient’s indemnification obligations, we have significant exposures to risks related to its creditworthiness. If we are unable to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows and/or financial condition could be materially and adversely affected.
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
GENERAL RISKS
The holders of our preferred stock have rights that are senior to those of our common shareholders.
At December 31, 2020, we had issued and outstanding 2.5 million shares of our Series B Preferred Stock.
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

Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2020:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2020:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	115,000
New Castle, DE	Loan Servicing Center	125,000
Sterling, VA	Administrative Offices	27,000
Newton, MA	Administrative Offices	24,000
Salt Lake City, UT	Sallie Mae Bank	17,000
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
To date, four other state attorneys general (California, Washington, Pennsylvania, and New Jersey) have filed suits against Navient and one or more of its current subsidiaries arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints prior to the Spin-Off. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.
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
Our common stock is listed and has traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2021, there were 363,671,446 shares of our common stock outstanding and 264 holders of record.
We paid quarterly cash dividends on our common stock of $0.03 per share for each quarter of 2020 and 2019. For the year ended December 31, 2018, we did not pay dividends on our common stock. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2020.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
October 1 - October 31, 2020	28	$9.23	—	$75,000
November 1 - November 30, 2020	44	$10.60	—	$75,000
December 1 - December 31, 2020	17	$11.93	—	$75,000

Total fourth-quarter 2020	89	$10.43	—

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

(2) On January 23, 2019, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $200 million under the 2019 Share Repurchase Program. As of February 2020, we had utilized all capacity under the 2019 Share Repurchase Program. On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program expires on January 21, 2022. In the first quarter of 2020, we paid $525 million under an ASR agreement and received an initial delivery of 44.9 million shares. See Note 13, “Stockholders’ Equity” to our consolidated financial statements for further discussion.
The closing price of our common stock on Nasdaq on December 31, 2020 was $12.39.
The 2019 Share Repurchase Program expired on January 22, 2021 and permitted us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. We utilized all capacity under the 2019 Share Repurchase Program, having repurchased 17 million and 3 million shares of common stock for $167 million and $33 million in the years ended December 31, 2019 and 2020, respectively.
The 2020 Share Repurchase Program expires on January 21, 2022 and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.

Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an ASR with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based upon the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information, see Notes to Consolidated Financial Statements, Note 25, “Subsequent Events.”
On January 27, 2021, we announced the 2021 Share Repurchase Program, which was effective upon announcement and expires on January 26, 2023, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On February 2, 2021, we announced the Tender Offer to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share (the “Securities”) or such lesser aggregate purchase price of Securities as are properly tendered and not properly withdrawn, at a single per-Security price not greater than $15.00 nor less than $13.10 per share to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer may be amended from time to time, and will expire, upon the terms and conditions described in the relevant Tender Offer materials filed with the SEC. The results of the Tender Offer will be reflected in the Company’s financial results for the first fiscal quarter of 2021.
Repurchases under our share repurchase programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of the program or at all.
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
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2015, and also assumes the reinvestment of dividends through December 31, 2020.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
SLM Corporation	$100.0	$169.0	$173.3	$127.5	$138.4	$195.0
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	121.4	145.8	122.2	165.0	166.4
S&P 400 Regional Bank Sub-Industry Index	100.0	133.0	139.9	110.0	137.0	125.2
     _________
     Source: Bloomberg Total Return Analysis

Item 6.     Selected Financial Data.
Selected Financial Data 2016-2020
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

	2020	2019	2018	2017	2016
Operating Data:

Net interest income	$1,480	$1,623	$1,413	$1,129	$891
Non-interest income (loss)	331	49	(52)	(3)	69
Total revenue	1,811	1,672	1,361	1,126	960
Net income	$881	$578	$487	$289	$250
Basic earnings per common share attributable to SLM Corporation	$2.27	$1.31	$1.08	$0.63	$0.54
Diluted earnings per common share attributable to SLM Corporation	$2.25	$1.30	$1.07	$0.62	$0.53
Dividends per common share attributable to SLM Corporation common shareholders(1)	$0.12	$0.12	$—	$—	$—
Return on common stockholders’ equity	45%	21%	20%	14%	14%
Net interest margin	4.81	5.76	6.10	5.93	5.68
Return on assets	2.84	1.96	2.01	1.43	1.52
Dividend payout ratio	5	9	—	—	—
Average equity/average assets	7.23	10.56	11.22	11.92	13.40

Balance Sheet Data:
Total education loans held for investment portfolio, net	$19,172	$23,680	$21,143	$18,174	$15,125
Total Personal Loans held for investment, net	—	984	1,128	394	13
Total Credit Cards held for investment, net	11	4	—	—	—
Total assets	30,770	32,686	26,638	21,780	18,533
Total deposits	22,666	24,284	18,943	15,505	13,436
Total borrowings	5,189	4,643	4,284	3,275	2,168
Total SLM Corporation stockholders’ equity	2,563	3,312	2,973	2,474	2,347
Book value per common share	6.16	6.91	5.90	4.80	4.15
_________
(1) Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time. We did not pay common stock dividends in fiscal years 2018, 2017 and 2016.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.
Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the outbreak of coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, then President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and each has implemented various containment efforts, including lockdowns on non-essential businesses. Early in the second quarter of 2020, severe restrictions were placed on businesses to slow the growth of COVID-19 infections. Many shut down, causing the unemployment rate to increase dramatically, while others instituted a work from home regime. In response, we offered disaster forbearance to those customers who contacted us and were negatively affected by COVID-19. As the second quarter of 2020 concluded, the country experienced a significant spike in COVID-19 infections as more people left homes for work and other activities. During the third quarter of 2020, economic and consumer trends appeared to be slightly improving and progress was made on vaccine trials and possible treatments to mitigate the spread of the virus. The fourth quarter of 2020 saw a rapid economic recovery from the initial onset of the COVID-19 pandemic. Concurrently, a significant spike in COVID-19 infections during the fourth quarter, and the continued threat of a surge in virus cases nationally, posed a renewed threat to the economic recovery. However, at the end of the fourth quarter, the rollout of new vaccines and the ratification of the Consolidated Appropriations Act, 2021 (the “CAA”), which provides for additional COVID-19 focused relief and extends certain provisions of the CARES Act (which was signed into law on March 27, 2020 by then President Trump), contributed to a more positive long-term outlook. In addition, the new Biden administration, which has control of both houses of the U.S. Congress, has proposed additional economic stimulus in early 2021.
The impact of COVID-19 is felt by our colleagues, our customers, and our communities. In response to COVID-19, we implemented efforts to safeguard our team members and enabled a remote work environment. In addition, we have taken steps to help our customers in this time of crisis. Further, The Sallie Mae Fund, our charitable arm, has made contributions to assist in our hometown communities. The following discussion highlights how we are responding and the expected impacts of COVID-19 on our business.
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. While we have highlighted below how we have responded to the pandemic and described its financial impact, there is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Economists expect the impact of COVID-19 on the U.S. economy to continue to be significant well into 2021. Accordingly, the information below should be read in conjunction with our COVID-19 pandemic risk factor, see Part I, Item 1A. “Risk Factors - Pandemic Risk ” in this annual report on Form 10-K. In addition, see the forward-looking and cautionary statements discussion in this annual report on Form 10-K. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this annual report on Form 10-K.
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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which has led to elevated levels of forbearance, especially during the initial months of the pandemic. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. We maintain an allowance for credit losses that incorporates multiple economic scenarios. For the year ended December 31, 2020, we considered the current economic forecasts as well as how the significant uncertainty may affect future unemployment rates and the economy in estimating our allowance for credit losses. We could experience significant changes in our allowance for credit losses as the economic impact of the COVID-19 pandemic becomes clearer. The process for determining our allowance contemplates material external factors that may require management adjustments. We used Moody’s Analytics economic forecasts in estimating the losses on our loan portfolio.
Historically we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as many as 90 days upon enrollment. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we have invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and IVR to address initial high volumes at the onset of the pandemic. We have since returned to a policy of interacting with 100 percent of these customers through our customer care and collections personnel. Customers requesting a disaster forbearance or an extension of a disaster forbearance are required to speak with our customer care and collections personnel. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended in the late second quarter and early third quarter of 2020, we have reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
We observed a significant increase in the use of disaster forbearance at the onset of the pandemic as businesses closed in accordance with broadly adopted ‘shelter at home’ policies and unemployment rose. While the pandemic persists, we have seen a corresponding reduction in the usage of other payment programs and defaults, given the availability of the disaster forbearance. Additionally, we have seen lower usage of automatic direct debit payments as customers manage the uncertainty associated with the pandemic. For customers experiencing financial hardship unrelated to COVID-19, our normal collection efforts and programs are in place.
In the second quarter of 2020, we had planned to revise our credit administration practices to phase in (i) a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives (with exceptions for forbearances granted during the first six months following a customer’s grace period and exceptions for contractual interest rate reductions), and (ii) a limitation on the participation of delinquent customers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.
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
Our Team Members
Our team members have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely with, in some cases, new tools and technology to learn and support that work. Our goal has been to support our team members during the present uncertainty while meeting the needs of our customers and providing business continuity. Early in the crisis, we provided our team members with information about best practices to prevent the spread of COVID-19 and other viruses or illnesses. We enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.
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
In addition, we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts.
Initially there was a modest decline in productivity as our team members adjusted to the significant change in their work experience. However, we largely have seen productivity return to pre-COVID-19 rates and customer satisfaction survey results also have returned to pre-crisis levels. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future. The level and ability of our team members to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, or if there are interruptions in the internet infrastructure where our team members live or if our internet service providers are otherwise adversely affected.

Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts and the activities that occurred in the first quarter of 2020, described below, we currently believe our liquidity position is stable and we expect to be able to fund our business operations through 2021. However, because of the disruptions in the capital markets that occurred at the onset of the pandemic, we implemented our Contingency Funding Plan, which entailed monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as insured bank deposits and in securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We saw similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. As pandemic-related capital market disruptions abated, we de-activated the Contingency Funding Plan in October 2020, but remain watchful for signs of renewed market stress as the pandemic evolves. Maintaining our focus on earnings quality as well as prudent liquidity management, we have actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates in the first nine months of 2020. Despite the lower deposit rates, we have experienced only moderate retail deposit outflows, primarily in term CDs, that are within the outflow targets our Asset and Liability Committee approved. In addition, we were able to access the brokered deposit, asset-backed security and unsecured debt markets throughout 2020. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate of the expected downturn. If circumstances surrounding COVID-19 change in a significantly more adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition. See “Liquidity and Capital Resources” and “Borrowings” for additional discussion on our capital and funding activities.
Regulatory agencies have also provided regulatory capital relief to financial institutions as a result of the crisis. See “ — Financial Results” for additional discussion regarding the regulatory relief.
Regulatory
We are regulated by the FDIC, the UDFI, and the CFPB. These agencies have encouraged regulated entities to work constructively with customers affected by COVID-19 and have provided guidance regarding loan modifications.
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
Community
We understand that the communities in which our employees live, work, and serve are also suffering financial distress as a result of COVID-19. Due to the growing needs of our neighbors, many of the organizations in place to provide assistance are overburdened. In March 2020, The Sallie Mae Fund donated a total of $1 million to local food banks in states home to Sallie Mae facilities. Each of the five organizations received a $200,000 grant from The Sallie Mae Fund to support emergency response efforts to combat food insecurity for those in the community impacted by the COVID-19 pandemic. Those efforts resulted in the donation of more than 900,000 meals and 2 million pounds of food and provided personal protective equipment for staff and food bank volunteers.

Financial Results
For the year ended December 31, 2020, we considered the current economic forecasts as well as the how the significant uncertainty surrounding COVID-19 may affect future unemployment rates and the economy in estimating our allowance for credit losses. While we remain cautious about the near-term economic forecasts, we changed the economic scenarios used in determining the allowance for credit losses in the fourth quarter of 2020 to a more balanced formula from the scenarios used in the second and third quarters of 2020, which gave a 50 percent weighting to the downside scenario. Provisions for credit losses for the year ended December 31, 2020, decreased by $261 million compared with the year-ago period. The allowance in 2019 was determined using an incurred loss model which, for the most part, based its allowance on expected losses over the next 12 months. On January 1, 2020, we adopted CECL, which required a life-of-loan loss allowance, and recorded an increase to the allowance for on-balance sheet loans and off-balance sheet loan commitments of $1.3 billion with an offsetting entry of $953 million in retained earnings and a $306 million deferred tax asset. After January 1, 2020, all future changes in the allowance were recorded through the provisions for credit losses. For the year ended December 31, 2020, we had provisions for credit losses of $93 million. This was the result of $290 million in additional provisions for credit losses related to new commitments made in 2020, an additional $129 million due to deteriorating economic conditions during the year as a result of the COVID-19 pandemic, and $99 million caused by lower recovery rates and various overlays and other adjustments applied during the year. Offsetting these was a $206 million reduction in the provisions for credit losses as a result of $2.9 billion of loans transferred to held-for-sale from held for investment in the fourth quarter of 2020, the sale of $3.1 billion of Private Education Loans in the first quarter of 2020, which resulted in a reduction to our provision for credit losses of $162 million, a benefit of $121 million from faster prepayment speeds, and the sale of our entire Personal Loan portfolio, which resulted in a reduction to our provision for credit losses of $43 million. The benefit from faster prepayment speeds reflected actual loan prepayment speeds being higher than what our models were predicting due to the significant amount of COVID-19 related government stimulus. As COVID-19 continues to impact the economy, the company could continue to experience significant changes in its allowance for credit losses in 2021.
Private Education Loans (held for investment) in forbearance as a percentage of held for investment Private Education Loans in repayment and forbearance was 4.3 percent at December 31, 2020, compared to 4.1 percent at December 31, 2019. The majority of our disaster forbearances were entered into during March and April of 2020 because of COVID-19 and the resulting shelter-at-home guidance that caused many businesses to shut down during the early part of the pandemic. When these disaster forbearances expired in June and July of 2020, they were no longer considered in forbearance until the borrower requested, and was granted, an additional forbearance. Many of these borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. In the third and fourth quarters of 2020, we saw our forbearance rate decline from the high levels we experienced in the second quarter of 2020. Higher forbearance rates in the year ended December 31, 2020 compared with the year-ago period are primarily a result of our working with customers affected by COVID-19.
The majority of colleges, universities, and trade schools across the country shifted their fall 2020 semester to a hybrid model, which includes a mix of online, in-person classes and scaled back residential options. The remaining schools are executing a fully remote or on campus experience. Colleges and universities have reported their enrollment figures for fall 2020 and have indicated lower results due to an increase in freshmen deferring enrollment. With second semester courses underway, most campuses are continuing the learning model used in the fall semester. Our application volumes also decreased and our 2020 Private Education Loan origination volume was $5.3 billion, a decline of 5 percent compared to 2019. For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans were granted this extended period of time. See “ — Financial Condition — Summary of Our Loans Held for Investment Portfolio — Ending Loans Held for Investment Balance, net” for an additional breakout of those loans.
On March 27, 2020, then President Trump signed into law the CARES Act, which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as troubled debt restructurings (“TDRs”), and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. Furthermore, on December 27, 2020, the CAA was signed into law. The CAA provides for additional COVID-19 focused relief and extends certain provisions of the CARES Act.

We have elected to suspend TDR accounting for modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act and CAA relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) January 1, 2022. We are continuing to apply TDR accounting to those loans that were more than 30 days past due as of December 31, 2019 and were subsequently modified.
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
At December 31, 2020, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2020

Retained earnings	$952,639	$(57,859)	$894,780
Allowance for credit losses	1,143,053	(55,811)	1,087,242
Liability for unfunded commitments	115,758	(2,048)	113,710
Deferred tax asset	306,171	—	306,171

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2020.
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios and on Credit Cards, net of the interest expense we pay on the funding for those loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on our interest-earning assets less the rate paid on our related interest-bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans.
Loan Sales and Secured Financings
We may sell loans to third-parties through whole loan sales, securitizations or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or secured funding facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. In the first quarter of 2020, we sold $3.1 billion of our Private Education Loans, including $2.9 billion of principal, $199 million in capitalized interest, and $12 million in accrued interest, to unaffiliated third parties. In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment.” In the first quarter of 2021, we sold $3.0 billion of our Private Education Loans, including $2.8 billion of principal, $185 million in capitalized interest, and $15 million in accrued interest, to unaffiliated third parties. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Loans Held for Sale.”
Allowance for Credit Losses
Management estimates and maintains an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses 2020.” Allowances for credit losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for credit losses to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for credit losses rather than against earnings.
The allowance for credit losses and provision expense rise when future charge-offs are expected to increase and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans and Credit Cards. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. See “CREDIT RISK - Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.” in Item 1A.

“Risk Factors” for additional information. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, and charge-offs, to increase.
Our allowance for credit losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses.
We maintain an allowance for Credit Card losses at an amount sufficient to absorb losses estimated to cover lifetime expected credit losses. Because our Credit Card portfolio is new and we do not have historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses. As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent, it is charged against the allowance for credit losses. We charge off Credit Cards when they are 180 days delinquent. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for credit losses and tailoring its future collections strategies. We manage our charged-off loans through a mix of in-house collectors, third-party collectors and sales to third-parties.
Operating Expenses
The cost of operating our business directly affects our profitability. We strive to manage growth in our business in a prudent fashion by focusing on investments to improve efficiency throughout the Company. We monitor and report internally various metrics, including cost to acquire and cost to service our loans (which include both owned and serviced loans), among others. The cost to acquire is affected by such variables as technology, personnel and marketing costs. Servicing expenses primarily include compensation and benefit expenses related to our collections, customer support and payment processing employees, and technology costs and other expenses associated with facilitating and servicing borrowers. Costs to service can vary period to period based upon seasonality and borrower payment status. The cost to service a delinquent borrower is significantly higher than the cost to service a current or in-school borrower.
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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

Hedge ineffectiveness gains prior to adoption of ASU No. 2017-12(1)	$—	$—	$2,684
Unrealized gains (losses) on instruments not in a hedging relationship	10,164	19,469	(1,400)
Interest reclassification	39,380	(1,644)	(1,371)
Gains (losses) on derivatives and hedging activities, net	$49,544	$17,825	$(87)
______
(1) The hedge ineffectiveness gains of $3 million for the year ended December 31, 2018 related to hedging relationships that were discontinued in 2018 prior to the adoption of ASU No. 2017-12.

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018

“Core Earnings” adjustments to GAAP:

GAAP net income	$880,690	$578,276	$487,476
Preferred stock dividends	9,734	16,837	15,640
GAAP net income attributable to SLM Corporation common stock	$870,956	$561,439	$471,836

Adjustments:
Net impact of derivative accounting(1)	(10,164)	(19,469)	(1,284)
Net tax expense (benefit)(2)	(2,481)	(4,758)	(312)
Total “Core Earnings” adjustments to GAAP	(7,683)	(14,711)	(972)

“Core Earnings” attributable to SLM Corporation common stock	$863,273	$546,728	$470,864

GAAP diluted earnings per common share	$2.25	$1.30	$1.07
Derivative adjustments, net of tax	(0.02)	(0.03)	—
“Core Earnings” diluted earnings per common share	$2.23	$1.27	$1.07
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

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank, where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

Provisions for credit losses	$93,133	$354,249	$244,864
Total portfolio net charge-offs	(216,036)	(253,143)	(153,722)

Beginning in 2020, we began to evaluate management’s performance internally using a measure that starts with “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.

Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Deposits
We utilize brokered, retail and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Our term brokered deposits have terms as long as seven years. Interest rates on a portion of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of transforming the interest rate characteristics of these deposits to match the index on which the majority of our assets reset, thereby minimizing our exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. We diversify our funding sources with deposits from Educational 529 savings plan and Health Savings plans. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion of our deposit totals as of December 31, 2020.
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

2020 Strategic Imperatives and Corporate Restructuring
At the beginning of 2020, we were focused on executing our legacy strategy comprised of three main pillars: growing our primary student loan business, maintaining and enhancing our best-in-class customer experience platform, and continuing our efforts to diversify into other financial products. Based on these pillars, we set six goals: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) continue our credit card initiative to increase the level of engagement with our existing customers and attract new customers; (4) manage operating expenses to improve the efficiency of our operations; (5) maintain our strong governance, risk oversight and compliance infrastructure; and (6) leverage our culture to engage employees, recognize and reward contributions to business results, and develop talent to support our business strategy and growth.
With the arrival of a new CEO, and based on changing market dynamics, we undertook a comprehensive strategic review. The strategic review validated much of our previous strategy, but also highlighted several areas for greater focus. As a result, we introduced the following five strategic imperatives in the third quarter of 2020, which we believe will increase shareholder value:
•Maximize the profitability and growth of our core business. Our goal is to build upon our position as the leading lender in the private student loan market to maximize profitability and growth. We will seek to expand our share of the market through initiatives to increase the volume of applications, approval rate on the applications we receive, and ultimate funding rate for customers. We will endeavor to accomplish this without diminishing our risk/return appetite and, in some cases, by enhancing it. We will also seek to improve the efficiency of our marketing and customer acquisition strategies through the implementation of robust direct to consumer marketing technologies. Finally, we will endeavor to drive greater efficiency and operating leverage through continued efficiency efforts and leveraging past investments in systems and platforms.
•Optimize the value of our brand and our attractive client base. Our well-known brand, which is synonymous with student lending, is a strong asset. Our goal, however, is to improve upon it and make it a beloved brand that will strengthen our position in the private student loan industry. We will endeavor to do this by improving our current products and our servicing experience. We will focus on improving our already high customer satisfaction scores by simplifying our customer touch points. In addition, we plan to improve the presentation of our free products that help students and families plan and pay for college, such as our cost of college calculators and our scholarship search engine. A very large number of people who currently visit our website are not our borrowers. We would like to deepen our relationship with those customers to enhance our brand, improve our core business, and potentially develop new growth opportunities in the future.
•Better inform the external narrative about student lending. The marketplace presents both real and perceived risk to private student lending. We will engage with bipartisan policymakers to help them better understand the role of private lenders and how Sallie Mae provides tools, resources, and responsible financing to help students and families access and complete college.
•Maintain a rigorous and predictable capital allocation and return program to create shareholder value. Our goal is to remain very disciplined by generating high returns on equity in our core business and by returning capital to shareholders when it cannot be deployed in a way that generates high returns and supports our core private student lending business. We expect to continue to sell loans at premiums attractive to us and use the capital released and gains generated to repurchase shares of our common stock, if we believe the stock is undervalued by reasonable measures. Our focus on loan sales to generate capital to return to shareholders is likely to continue throughout the phase-in of the regulatory capital implications of CECL, after which period of time we intend to generate significant excess capital organically for shareholders.
•Drive a mission-led culture. We believe, and research affirms, mission-led companies generate superior outcomes for customers, employees, shareholders, and other key stakeholders. To drive performance, we will continue to align and advance a culture tied directly to our mission: to power confidence as students begin their unique journey.
To help align us to accomplish these initiatives, during the third quarter of 2020 we restructured our senior management team and assigned a senior management team member to be responsible for the progress of each of the imperatives described above. In addition to the senior management changes, during the third quarter of 2020, we initiated a restructuring program to reduce costs and improve operating efficiencies by better aligning our organizational structure with our new corporate strategic imperatives. In conjunction with the restructuring plan, involuntary termination benefit arrangements and certain other costs that are incremental and incurred as a direct result of our restructuring plan are classified as restructuring expenses in the accompanying consolidated statements of income. Restructuring expenses of $26 million were recorded in the year ended December 31, 2020. The majority of these restructuring expenses incurred through December 31, 2020 were severance costs related to the elimination of approximately 165 positions, or approximately 9 percent of the workforce that existed as of December 31, 2019.
During the third and fourth quarters of 2020, we began making progress on the corporate strategic imperatives. In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest.
In the fourth quarter of 2020, we issued an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025 at par. In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B preferred stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B preferred stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions, except per share data)	2020	2019	2018	$	%	$	%
Interest income:
Loans	$1,989	$2,249	$1,895	$(260)	(12)%	$354	19%
Investments	12	8	6	4	50	2	33
Cash and cash equivalents	21	74	34	(53)	(72)	40	118
Total interest income	2,022	2,331	1,935	(309)	(13)	396	20
Total interest expense	542	708	522	(166)	(23)	186	36
Net interest income	1,480	1,623	1,413	(143)	(9)	210	15
Less: provisions for credit losses	93	354	245	(261)	(74)	109	44
Net interest income after provisions for credit losses	1,387	1,269	1,168	118	9	101	9
Non-interest income (loss):
Gains on sales of loans, net	238	—	2	238	100	(2)	—
Losses on sales of securities, net	—	—	(2)	—	—	2	—
Gains on derivatives and hedging activities, net	50	18	—	32	178	18	100
Other income (loss)	43	31	(52)	12	(39)	83	160
Total non-interest income (loss)	331	49	(52)	282	576	101	194
Non-interest expenses:
Total operating expenses	538	574	557	(36)	(6)	17	3
Restructuring expenses	26	—	—	26	100	—	—
Total non-interest expenses	564	574	557	(10)	(2)	17	3
Income before income tax expense	1,154	744	559	410	55	185	33
Income tax expense	273	165	72	108	65	94	131
Net income	881	578	487	302	52	91	19
Preferred stock dividends	10	17	16	(7)	(41)	1	6
Net income attributable to SLM Corporation common stock	$871	$561	$472	$310	55%	$89	19%
Basic earnings per common share attributable to SLM Corporation	$2.27	$1.31	$1.08	$0.96	73%	$0.23	21%
Diluted earnings per common share attributable to SLM Corporation	$2.25	$1.30	$1.07	$0.95	73%	$0.23	21%
Declared dividends per common share attributable to SLM Corporation	$0.12	$0.12	$—	$—	—%	$0.12	100%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
For the year ended December 31, 2020, net income was $881 million, or $2.25 diluted earnings per common share, compared with net income of $578 million, or $1.30 diluted earnings per common share, for the year ended December 31, 2019. The year-over-year increase was primarily attributable to increases in gains on sales of loans, net, lower provisions for credit losses, and lower operating expenses, which were offset by a decline in total net interest income.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:
•Net interest income in 2020 decreased by $143 million compared with the year-ago period primarily due to a 95 basis point decrease in net interest margin. Net interest margin decreased primarily due to (i) rates on our cash and short-term investments portfolio decreasing faster than our deposits repriced as interest rates fell as a result of the COVID-19 pandemic, as well as (ii) the sale of our higher yielding Personal Loan portfolio.
•Provisions for credit losses for the year ended December 31, 2020, decreased by $261 million compared with the year-ago period. The allowance in 2019 was determined using an incurred loss model which, for the most part, based its allowance on expected losses over the next 12 months. On January 1, 2020, we adopted CECL, which required a life-of-loan loss allowance, and recorded an increase to the allowance for on balance sheet loans and off-balance sheet loan commitments of $1.3 billion with an offsetting entry of a $953 million reduction in retained earnings and a $306 million increase in our deferred tax asset. After January 1, 2020, all future changes in the allowance were recorded through the provisions for credit losses. For the year ended December 31, 2020, our provisions for credit losses were $93 million. This was primarily the result of $290 million in additional provision for credit losses related to new commitments made in 2020, an additional $129 million due to deteriorating economic conditions during the year as a result of the COVID-19 pandemic and $99 million caused by lower recovery rates and various overlays and other adjustments applied during the year. Offsetting these was a $206 million reduction in the provisions for credit losses as a result of $2.9 billion of loans transferred to held-for-sale from held for investment in the fourth quarter of 2020, the sale of $3.1 billion of Private Education Loans in the first quarter of 2020, which resulted in a reduction to our provision for credit losses of $162 million, a benefit of $121 million from faster prepayment speeds, and the sale of our entire Personal Loan portfolio, which resulted in a reduction to our provisions for credit losses of $43 million. The benefit from faster prepayment speeds was to reflect actual loan prepayment speeds being higher than what our models were predicting due to the significant amount of COVID-19 related government stimulus.
•Gains on sales of loans, net, were $238 million in 2020, primarily as a result of the sale of $3.1 billion of Private Education Loans to unaffiliated third parties in the first quarter of 2020. There were no loan sales in 2019.
•Gains on derivatives and hedging activities, net, increased $32 million in 2020 compared with the year-ago period. The increase was driven by a significant decrease in interest rates during 2020 as a result of the economic impact of the COVID-19 pandemic, which caused our receive-fixed/pay-variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income increased $12 million in 2020 from the year-ago period primarily due to an $11 million gain from the sale of our Upromise subsidiary in the second quarter of 2020, and an increase of $17 million in third-party servicing fees, offset by $13 million in lower revenue from our divested Upromise business, and an $8 million gain we recorded in the year-ago period related to changes in the valuation of certain non-marketable securities. Third-party servicing fees increased primarily as a result of the sale of $3.1 billion of Private Education loans in the first quarter of 2020 (where we continued to service the loans after they were sold).
•For the year ended December 31, 2020, total operating expenses were $538 million, compared with $574 million in the year-ago period. The decrease in operating expenses was primarily driven by reduced personnel and marketing costs as a result of the suspension of Personal Loan originations and the subsequent sale of our Personal Loan portfolio, the sale of our Upromise subsidiary, lower FDIC fees, and lower employee compensation costs as a result of the restructuring, which were offset by increased costs from growth in the serviced and owned loan portfolio, CEO transition costs, and costs related to other initiatives.
•Restructuring expenses for the year ended December 31, 2020 were $26 million, related to the restructuring plan we implemented in the third quarter of 2020. These expenses were primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees that were incremental and incurred as a direct result of our restructuring plan. There were no restructuring expenses recorded in the year-ago period.
•Income tax expense for the year ended December 31, 2020 was $273 million, compared with $165 million in the year-ago period. The effective tax rate increased in 2020 to 23.7 percent from 22.2 percent in the year-ago period. The increase in the effective tax rate was primarily driven by $14 million in tax credits recorded in 2019.

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
The primary contributors to each of the identified drivers of change in net income for 2019 compared with 2018 are as follows:
•Net interest income in 2019 increased by $210 million compared with 2018 primarily due to a $3.1 billion increase in average loans outstanding. Net interest margin decreased by 34 basis points primarily as a result of an additional $1.8 billion in average cash and other short-term investments held in 2019 compared with 2018. In 2019, we began increasing the amount of cash and cash equivalents held to increase overall liquidity levels for risk management purposes. Yields on deposits placed with the Federal Reserve and government and agency securities are below our cost of funds, which reduces the weighted average yield on our interest-earning assets and our net interest margin. The increase in yield on our education loan portfolios in 2019 compared with 2018 was primarily due to the carryover benefit in early 2019 from the increase in LIBOR rates during 2018, which increased the yield on our variable-rate Private Education Loan and FFELP portfolios. The increase in our cost of funds in 2019 compared to 2018 was also due to the increasing rates that occurred in the latter half of 2018. The increased liquidity levels in 2019 reduced the net interest margin by approximately $11 million compared with 2018.
•Provisions for credit losses in 2019 increased $109 million compared with 2018 primarily due to a higher provision for our TDR portfolio as a result of the impact of declining interest rates, higher delinquencies, and a 14 percent growth in Private Education Loans in repayment. The allowance for a TDR loan equals the difference between the carrying amount of the loan and the present value of the expected future cash flows discounted at the effective interest rate of the loan just prior to the loan’s classification as a TDR. For our variable-rate TDR loans, we locked in the discount rate at the time of TDR classification and did not adjust that rate as interest rates changed. Therefore, when interest rates increased, which they did in 2018, we recorded a lower allowance on our variable-rate TDR portfolio because of the higher future expected cash flows. Conversely, when interest rates declined, as they did during 2019, the present value of future expected cash flows of the variable-rate TDR portfolio declined and the related allowance increased.
•There were no gains on sales of loans, net, in 2019. Gains on sales of loans, net, resulted in a net gain of $2 million in 2018, as we sold the $43 million Split Loan (as hereinafter defined) portfolio in second-quarter 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Arrangements with Navient Corporation — Amended Loan Participation and Purchase Agreement.”
•There were no sales of securities in 2019, compared with losses on sales of securities, net, of $2 million in 2018, due to the sale of $41 million of mortgage-backed securities in second-quarter 2018.
•Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $18 million in 2019 compared with a net loss of less than $1 million in 2018. The increase was driven by several factors, including an additional $2.6 billion of notional derivative contracts entered into during 2019 that were economic hedges but did not receive hedge accounting treatment. These derivatives, as well as other derivative contracts that did not receive hedge accounting treatment, were favorably affected by interest rates and future interest rate expectations during 2019.
•Other income in the year ended December 31, 2019 increased $83 million from 2018. In 2019 and 2018, we reduced other income by $12 million and $94 million, respectively, to reflect the reduction in our tax indemnification receivable because of the expiration of certain statutes of limitations related to a portion of indemnified uncertain tax positions. Absent these tax-related items, other income in 2019 increased $1 million compared to 2018. In 2019, we recorded an $8 million gain related to changes in the valuation of certain non-marketable securities, which was offset by lower revenue in our Upromise business.
•For the year ended December 31, 2019, non-interest expenses were $574 million, compared with $557 million in 2018. Full-year non-interest expenses grew 3 percent year-over-year. The increase in non-interest expenses was driven by the growth in our Private Education Loan portfolio and increased investments in marketing, slightly offset by a reduction in initial costs related to our migration to the cloud.
•Income tax expense increased to $165 million in 2019 from $72 million in 2018. Our effective income tax rate increased to 22.2 percent in 2019 from 12.8 percent in 2018. The increase in the effective tax rate was primarily the result of a $94 million decrease in income tax expense in 2018 due to the previously mentioned expiration of certain statutes of limitations regarding a portion of indemnified uncertain tax positions. Absent that item, our effective tax rate for 2018 would have been 25.4 percent. The further decrease in the effective tax rate in 2019 was primarily driven by $14 million of tax credits recorded in 2019, the majority of which related to prior year tax filings.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,426,216	8.42%	$22,225,473	9.32%	$19,282,500	9.10%
FFELP Loans	757,953	3.76	814,198	4.79	888,301	4.57
Personal Loans	582,552	12.43	1,141,503	12.09	900,152	11.08
Taxable securities	1,547,837	0.73	324,849	2.35	235,700	2.61
Cash and other short-term investments	5,457,234	0.40	3,693,245	2.01	1,844,404	1.88
Total interest-earning assets	30,771,792	6.57%	28,199,268	8.27%	23,151,057	8.36%

Non-interest-earning assets	236,536		1,318,290		1,157,628

Total assets	$31,008,328		$29,517,558		$24,308,685

Average Liabilities and Equity
Brokered deposits	$12,777,874	1.84%	$11,760,646	2.66%	$9,028,589	2.43%
Retail and other deposits	10,772,161	1.47	9,588,747	2.44	8,142,449	2.08
Other interest-bearing liabilities(1)	4,982,771	2.98	4,658,075	3.43	3,948,001	3.37
Total interest-bearing liabilities	28,532,806	1.90%	26,007,468	2.72%	21,119,039	2.47%

Non-interest-bearing liabilities	234,798		392,173		461,327
Equity	2,240,724		3,117,917		2,728,319
Total liabilities and equity	$31,008,328		$29,517,558		$24,308,685

Net interest margin		4.81%		5.76%		6.10%

        _________________
(1)     Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis - GAAP
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2020 vs. 2019
Interest income	$(309,372)	$(508,217)	$198,845
Interest expense	(166,050)	(229,719)	63,669
Net interest income	$(143,322)	$(282,344)	$139,022

2019 vs. 2018
Interest income	$395,680	$(21,847)	$417,527
Interest expense	185,429	56,072	129,357
Net interest income	$210,251	$(83,975)	$294,226

_____________
(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	December 31, 2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,582,394	$81	$—	$3,582,475
Grace, repayment and other(2)(3)	16,146,943	737,512	12,238	16,896,693
Total, gross	19,729,337	737,593	12,238	20,479,168
Deferred origination costs and unamortized premium/(discount)	63,475	1,993	230	65,698
Allowance for credit losses	(1,355,844)	(4,378)	(1,501)	(1,361,723)
Total loans held for investment portfolio, net	$18,436,968	$735,208	$10,967	$19,183,143

% of total	96%	4%	—%	100%

    _________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At December 31, 2020, the loans in the “in-school” category include $254 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”

(2)At December 31, 2020, the loans in the “grace, repayment and other” category include (a) $147 million of Private Education Loans whose borrowers are in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments, and (b) $639 million of Private Education Loans whose borrowers are in a forbearance or repayment status and who did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”

(3)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,288,239	$81	$—	$—	$4,288,320
Grace, repayment and other(2)	18,901,352	783,225	1,049,007	3,884	20,737,468
Total, gross	23,189,591	783,306	1,049,007	3,884	25,025,788
Deferred origination costs and unamortized premium/(discount)	81,224	2,143	513	36	83,916
Allowance for credit losses	(374,300)	(1,633)	(65,877)	(102)	(441,912)
Total loans held for investment portfolio, net	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

% of total	93%	3%	4%	—%	100%

	December 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,037,125	$163	$—	$4,037,288
Grace, repayment and other(2)	16,467,340	846,324	1,190,091	18,503,755
Total, gross	20,504,465	846,487	1,190,091	22,541,043
Deferred origination costs and unamortized premium/(discount)	68,321	2,379	297	70,997
Allowance for credit losses	(277,943)	(977)	(62,201)	(341,121)
Total loans held for investment portfolio, net	$20,294,843	$847,889	$1,128,187	$22,270,919

% of total	91%	4%	5%	100%

    _________
(1)      Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)     Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31, 2017
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,740,237	$257	$—	$3,740,494
Grace, repayment and other(2)	13,691,930	927,403	400,280	15,019,613
Total, gross	17,432,167	927,660	400,280	18,760,107
Deferred origination costs and unamortized premium/(discount)	56,378	2,631	—	59,009
Allowance for credit losses	(243,715)	(1,132)	(6,628)	(251,475)
Total loans held for investment portfolio, net	$17,244,830	$929,159	$393,652	$18,567,641

% of total	93%	5%	2%	100%

	December 31, 2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,371,870	$377	$—	$3,372,247
Grace, repayment and other(2)	10,879,805	1,010,531	12,893	11,903,229
Total, gross	14,251,675	1,010,908	12,893	15,275,476
Deferred origination costs and unamortized premium/(discount)	44,206	2,941	—	47,147
Allowance for credit losses	(182,472)	(2,171)	(58)	(184,701)
Total loans held for investment portfolio, net	$14,113,409	$1,011,678	$12,835	$15,137,922

% of total	93%	7%	—%	100%

_________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2020		2019		2018
Private Education Loans	$22,426,216	94%	$22,225,473	92%	$19,282,500	92%
FFELP Loans	757,953	3	814,198	3	888,301	4
Personal Loans	582,552	3	1,141,503	5	900,152	4
Total portfolio	$23,766,721	100%	$24,181,174	100%	$21,070,953	100%

Loans Held for Investment, Net Activity

	Year Ended December 31, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL adjustment to allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	2,903,258	—	41	—	2,903,299
Variable-rate	2,439,029	—	—	35,955	2,474,984
Total acquisitions and originations	5,342,287	—	41	35,955	5,378,283
Capitalized interest and deferred origination cost premium amortization	616,115	27,558	(253)	(819)	642,601
Sales	(2,925,478)	—	(588,285)	—	(3,513,763)
Loan consolidations to third-parties(1)	(1,332,802)	(21,243)	—	—	(1,354,045)
Allowance	79,285	107	36,526	(1,211)	114,707
Transfer to loans held-for-sale	(2,885,640)	—	—	—	(2,885,640)
Repayments and other(1)	(2,292,484)	(52,178)	(352,489)	(26,588)	(2,723,739)
Ending balance	$18,436,968	$735,208	$—	$10,967	$19,183,143

_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Qs for the first, second, and third fiscal quarters by $13 million, $45 million, and $39 million, respectively. The “repayments and other” line item was understated in the Form 10-Qs for the first, second, and third fiscal quarters by $13 million, $45 million, and $39 million, respectively. In order to correctly reflect the activity that occurred throughout 2020 regarding those line items for loans we owned and held for investment, in this Form 10-K for the year ended December 31, 2020, the “loan consolidations to third-parties” line item reflects a reduction of $97 million to the line item amount to reflect the aggregate overstatement for the first three fiscal quarters, and the “repayments and other” line item reflects an increase of $97 million to the line item amount to reflect the aggregate understatement for the first three fiscal quarters. The “loan consolidations to third-parties” for Private Education Loans for the fourth quarter of 2020 were $345 million, and totaled $1.3 billion for the year ended December 31, 2020. The “repayments and other” for Private Education Loans for the fourth quarter of 2020 were $576 million and totaled $2.3 billion for the year ended December 31, 2020.

	Year Ended December 31, 2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$20,294,843	$847,889	$1,128,187	$—	$22,270,919
Acquisitions and originations:
Fixed-rate	3,784,860	—	480,398	—	4,265,258
Variable-rate	1,866,914	—	—	5,933	1,872,847
Total acquisitions and originations	5,651,774	—	480,398	5,933	6,138,105
Capitalized interest and deferred origination cost premium amortization	722,153	28,258	(323)	—	750,088
Sales	—	—	—	—	—
Loan consolidations to third-parties	(1,512,279)	(27,461)	—	—	(1,539,740)
Allowance	(96,357)	(656)	(3,676)	(102)	(100,791)
Repayments and other	(2,163,619)	(64,214)	(620,943)	(2,013)	(2,850,789)
Ending balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

	Year Ended December 31, 2018
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment, net
Beginning balance	$17,244,830	$929,159	$393,652	$18,567,641
Acquisitions and originations:
Fixed-rate	3,082,544	—	1,157,875	4,240,419
Variable-rate	2,252,948	—	—	2,252,948
Total acquisitions and originations	5,335,492	—	1,157,875	6,493,367
Capitalized interest and deferred origination cost premium amortization	597,997	31,093	(71)	629,019
Sales	(43,988)	—	—	(43,988)
Loan consolidations to third-parties	(991,044)	(30,076)	—	(1,021,120)
Allowance	(34,228)	155	(55,573)	(89,646)
Repayments and other	(1,814,216)	(82,442)	(367,696)	(2,264,354)
Ending balance	$20,294,843	$847,889	$1,128,187	$22,270,919

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at December 31, 2020 decreased by 15 percent compared with December 31, 2019, and now total 49 percent of our Private Education Loans held for investment portfolio at December 31, 2020. The balance of loans held for investment in full principal and interest repayment status was affected in 2020 by loan sales and the transfer of loans from held for investment to held-for-sale.
“Loan consolidations to third-parties” for the year ended December 31, 2020 total 14.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at December 31, 2020, or 7.2 percent of our total Private Education Loans held for investment portfolio at December 31, 2020, compared with the year-ago period of 14.2 percent of our Private Education Loan held for investment portfolio in full principal and interest repayment status, or 6.6 percent of our total Private Education Loans held for investment portfolio, respectively. One driver of the increase in the rate of consolidations in 2020 was the result of our transferring $2.9 billion in loans to held-for-sale. Absent this transfer, the rate of consolidation activity (as a percent of our total Private Education Loan held for investment portfolio in full principal and interest repayment status) would have been 12.9 percent for the year ended December 31, 2020. The other contributor to the increase in consolidations is attributable to consolidators having ready access to funding for much of 2020 in spite of the

COVID-19 pandemic impact on the economy. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.
Historically, voluntary prepayments and loan consolidations decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we saw a decrease in voluntary prepayments in the second quarter of 2020 (as compared to the first quarter of 2020) as a result of the COVID-19 pandemic, the decrease was not as significant as we expected based upon historical experience during higher unemployment periods and has increased to closer to pre-pandemic levels in 2020 (as compared to the year-ago period).

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Years Ended December 31,
(Dollars in thousands)	2020	%	2019	%	2018	%
Smart Option - interest only(1)	$1,222,148	23%	$1,234,246	22%	$1,164,229	22%
Smart Option - fixed pay(1)	1,498,578	28	1,560,496	28	1,410,124	27
Smart Option - deferred(1)	1,912,978	36	2,082,147	37	2,017,927	38
Smart Option - principal and interest	9,559	—	9,806	—	8,450	—
Graduate Loan	579,451	11	622,181	11	609,742	11
Parent Loan	98,023	2	115,910	2	104,771	2
Total Private Education Loan originations	$5,320,737	100%	$5,624,786	100%	$5,315,243	100%

Percentage of loans with a cosigner	86.0%		86.6%		87.2%
Average FICO at approval(2)	749		746		746
         ________
(1)      Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

(2)    Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses

Allowance for Credit Losses Activity

	Years Ended December 31,
	2020					2019
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$—	$341,121
Day 1 adjustment for adoption of CECL	1,060,830	2,852	79,183	188	1,143,053	—	—	—	—	—
Balance at January 1, 2020	1,435,130	4,485	145,060	290	1,584,965	277,943	977	62,201	—	341,121
Transfer from unfunded commitment liability(1)	320,808	—	—	—	320,808	—	—	—	—	—
Less:
Charge-offs	(205,326)	(519)	(39,079)	(119)	(245,043)	(208,978)	(822)	(74,313)	(1)	(284,114)
Loan sales	—	—	(108,534)	—	(108,534)	—	—	—	—	—
Plus:
Recoveries	24,021	—	4,984	2	29,007	25,765	—	5,206	—	30,971
Provisions for credit losses:
Provision, current period	148,673	412	40,485	1,328	190,898	279,570	1,478	72,783	103	353,934
Loan sale reduction to provision	(161,793)	—	(42,916)	—	(204,709)	—	—	—	—	—
Loans transferred to held-for-sale	(205,669)	—	—	—	(205,669)	—	—	—	—	—
Total provisions for credit losses(2)	(218,789)	412	(2,431)	1,328	(219,480)	279,570	1,478	72,783	103	353,934
Ending balance	$1,355,844	$4,378	$—	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912

Troubled debt restructurings(3)	$1,274,590	$—	$—	$—	$1,274,590	$1,581,966	$—	$—	$—	$1,581,966
__________
(1)  See Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  For the year ended December 31, 2020, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
(Dollars in thousands)	Year Ended December 31, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(218,789)
Provisions for unfunded loan commitments	312,613
Total Private Education Loan provisions for credit losses	93,824

Other impacts to the provisions for credit losses:
Personal Loans	(2,431)
FFELP Loans	412
Credit Cards	1,328
Total	(691)
Provisions for credit losses reported in consolidated statements of income	$93,133

(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

	Years Ended December 31,
	2018				2017				2016
(Dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701	$108,816	$3,691	$—	$112,507
Less:
Charge-offs	(154,701)	(1,135)	(19,690)	(175,526)	(130,063)	(954)	(579)	(131,596)	(90,203)	(1,348)	—	(91,551)
Loan sales(1)	(1,216)	—	—	(1,216)	(4,871)	—	—	(4,871)	(6,034)	—	—	(6,034)
Plus:
Recoveries	20,858	—	946	21,804	17,635	—	11	17,646	10,382	—	—	10,382
Provisions for loan losses	169,287	980	74,317	244,584	178,542	(85)	7,138	185,595	159,511	(172)	58	159,397
Ending balance	$277,943	$977	$62,201	$341,121	$243,715	$1,132	$6,628	$251,475	$182,472	$2,171	$58	$184,701

Troubled debt restructurings(2)	$1,257,856	$—	$—	$1,257,856	$990,351	$—	$—	$990,351	$612,606	$—	$—	$612,606

_________
(1)    Represents fair value adjustments on loans sold.
(2)    Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2020, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 49 percent of our total Private Education Loans held for investment portfolio at December 31, 2020, compared with 46 percent at December 31, 2019.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Credit Losses” and Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-K.

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans Held for Investment
	December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$4,779,040		$5,687,405		$5,260,445
Loans in forbearance(1)(3)	645,476		714,516		577,164
Loans in repayment and percentage of each status(1):
Loans current	13,898,948	97.2%	16,315,651	97.2%	14,289,705	97.4%
Loans delinquent 31-60 days(4)	205,528	1.4	288,051	1.7	231,216	1.6
Loans delinquent 61-90 days(4)	119,643	0.8	121,302	0.7	95,105	0.7
Loans delinquent greater than 90 days(4)	80,702	0.6	62,666	0.4	50,830	0.3
Total Private Education Loans in repayment	14,304,821	100.0%	16,787,670	100.0%	14,666,856	100.0%
Total Private Education Loans, gross	19,729,337		23,189,591		20,504,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	63,475		81,224		68,321
Total Private Education Loans	19,792,812		23,270,815		20,572,786
Private Education Loans allowance for losses	(1,355,844)		(374,300)		(277,943)
Private Education Loans, net	$18,436,968		$22,896,515		$20,294,843

Percentage of Private Education Loans in repayment		72.5%		72.4%		71.5%

Delinquencies as a percentage of Private Education Loans in repayment		2.8%		2.8%		2.6%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		4.3%		4.1%		3.8%
     _________
(1)At December 31, 2020, the loans in the “in-school/grace/deferment” category above include $401 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who received an extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in forbearance” category above include $30 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in repayment” category above include $609 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”
(2)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(3)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(4)The period of delinquency is based on the number of days scheduled payments are contractually past due.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment remained unchanged at 2.8 percent at December 31, 2020 compared with December 31, 2019, and the forbearance rate increased to 4.3 percent at December 31, 2020 from 4.1 percent at December 31, 2019. While delinquency rates remained static, there were significantly higher unemployment rates in 2020, as a result of the COVID-19 pandemic, when compared with 2019. Typically, higher unemployment rates, as we saw in 2020, would cause delinquency rates to increase significantly; however, several factors contributed to lower than expected delinquencies, including the suspension of payments on federal loans which reduced the payment burden by our borrowers, as well as the disaster forbearance program we invoked to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. When these disaster forbearances expired in June and July 2020, the loans were no longer considered in forbearance until the borrowers requested, and were granted, an additional forbearance. Many of these borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. In the third and fourth quarters of 2020, we saw our forbearance rate decline from the high levels we experienced in the second of quarter 2020, as borrowers exited their original three-month disaster forbearance. As our borrowers exit forbearance and enter repayment status, we expect to see an increase in delinquency rates in future periods due to higher unemployment rates. Higher forbearance rates in 2020 compared with the year-ago period are primarily a result of our working with customers affected by COVID-19. Customers who receive a disaster forbearance do not progress in delinquency and are not assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. See additional discussion related to collections activity and the COVID-19 pandemic in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance.”
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Beginning balance	$374,300	$277,943	$243,715	$182,472	$108,816
Day 1 adjustment for adoption of CECL	1,060,830	—	—	—	—
Balance at January 1, 2020	1,435,130	277,943	243,715	182,472	108,816
Transfer from unfunded commitment liability(1)	320,808	—	—	—	—
Provision for credit losses:
Provision, current period	148,673	279,570	169,287	178,542	159,511
Loan sale reduction to provision	(161,793)	—	—	—	—
Loans transferred to held for sale	(205,669)	—	—	—	—
Total provision	(218,789)	279,570	169,287	178,542	159,511
Net charge-offs:
Charge-offs	(205,326)	(208,978)	(154,701)	(130,063)	(90,203)
Recoveries	24,021	25,765	20,858	17,635	10,382
Net charge-offs	(181,305)	(183,213)	(133,843)	(112,428)	(79,821)
Loan sales(2)	—	—	(1,216)	(4,871)	(6,034)
Ending Balance	$1,355,844	$374,300	$277,943	$243,715	$182,472

Allowance as a percentage of the ending total loan balance	6.87%	1.61%	1.36%	1.40%	1.28%
Allowance as a percentage of the ending loans in repayment(3)	9.48%	2.23%	1.90%	2.00%	1.88%
Allowance coverage of net charge-offs	7.48	2.04	2.08	2.17	2.29
Net charge-offs as a percentage of average loans in repayment(3)	1.17%	1.17%	1.01%	1.03%	0.96%
Delinquencies as a percentage of ending loans in repayment(3)	2.84%	2.81%	2.57%	2.42%	2.06%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(3)	4.32%	4.08%	3.79%	3.70%	3.50%
Ending total loans, gross	$19,729,337	$23,189,591	$20,504,465	$17,432,167	$14,251,675
Average loans in repayment(3)	$15,518,851	$15,605,927	$13,303,801	$10,881,058	$8,283,036
Ending loans in repayment(3)	$14,304,821	$16,787,670	$14,666,856	$12,206,033	$9,709,758
_______
(1)    See Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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
Forbearance may be granted through our servicing centers to customers who are exiting their grace period and to other customers who are current in their payments, to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period, the customer will enter repayment status as current and is expected to begin making scheduled monthly payments. Currently, we generally grant forbearance in our servicing centers if a borrower who is current requests it for increments of up to three months at a time, for up to 12 months.
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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans were granted this extended period of time.
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
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced that we plan to implement certain changes to our credit administration practices in the future. As discussed below, however, we postponed until the fourth quarter of 2020 the implementation of the announced credit administration practices changes due to the COVID-19 pandemic.
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
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2020 and December 31, 2019, 7.8 percent and 7.2 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our current credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan held for investment portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., GRP and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early stage delinquencies.
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
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2020, loans in forbearance status as a percentage of total Private Education Loans in repayment and forbearance were 3.0 percent for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months. Approximately 69 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2020	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,779	$4,779
Loans in forbearance	353	91	71	54	76	—	645
Loans in repayment - current	3,987	3,181	2,215	1,624	2,892	—	13,899
Loans in repayment - delinquent 31-60 days	76	39	30	22	38	—	205
Loans in repayment - delinquent 61-90 days	49	21	17	12	21	—	120
Loans in repayment - delinquent greater than 90 days	33	15	12	8	13	—	81
Total	$4,498	$3,347	$2,345	$1,720	$3,040	$4,779	19,729
Deferred origination costs and unamortized premium/(discount)							64
Allowance for credit losses							(1,356)
Total Private Education Loans, net							$18,437

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.36%	0.61%	0.48%	0.36%	0.51%	—%	4.32%

(Dollars in millions) December 31, 2019	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,687	$5,687
Loans in forbearance	402	97	79	65	72	—	715
Loans in repayment - current	4,769	3,817	2,752	2,093	2,885	—	16,316
Loans in repayment - delinquent 31-60 days	108	53	45	35	47	—	288
Loans in repayment - delinquent 61-90 days	48	24	18	14	17	—	121
Loans in repayment - delinquent greater than 90 days	25	13	9	7	9	—	63
Total	$5,352	$4,004	$2,903	$2,214	$3,030	$5,687	23,190
Deferred origination costs and unamortized premium/(discount)							81
Allowance for credit losses							(374)
Total Private Education Loans, net							$22,897

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.30%	0.55%	0.45%	0.37%	0.41%	—%	4.08%

(Dollars in millions) December 31, 2018	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,260	$5,260
Loans in forbearance	338	75	66	52	46	—	577
Loans in repayment - current	4,477	3,333	2,615	1,897	1,968	—	14,290
Loans in repayment - delinquent 31-60 days	94	43	38	27	29	—	231
Loans in repayment - delinquent 61-90 days	39	19	15	10	12	—	95
Loans in repayment - delinquent greater than 90 days	21	11	8	5	6	—	51
Total	$4,969	$3,481	$2,742	$1,991	$2,061	$5,260	20,504
Deferred origination costs and unamortized premium/(discount)							69
Allowance for credit losses							(278)
Total Private Education Loans, net							$20,295

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.22%	0.49%	0.44%	0.34%	0.30%	—%	3.79%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type for the years ended December 31, 2020 and 2019.

	December 31, 2020
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$215,439	$285,323	$13,130,229	$12,250	$661,580	$14,304,821
$ in total	$330,979	$289,572	$18,067,491	$12,797	$1,028,498	$19,729,337

	December 31, 2019
(Dollars in thousands	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$205,203	$248,662	$15,928,942	$12,394	$392,469	$16,787,670
$ in total	$341,919	$251,104	$21,951,654	$12,895	$632,019	$23,189,591
    _______
    (1) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans held for investment. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on that loan in that month. The accrued interest on these loans will be capitalized against the balance of the loans when the borrower exits the grace period upon separation from school. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2020	$1,168,895	$4,354	$4,467
December 31, 2019	$1,366,158	$2,390	$5,309
December 31, 2018	$1,168,823	$1,920	$6,322
December 31, 2017	$951,138	$1,372	$4,664
December 31, 2016	$739,847	$845	$2,898

Liquidity and Capital Resources

Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and other loans and our ability to meet any outflows of our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access to diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations, and other financing facilities, and loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and marketable investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. By early 2020 we held a significant liquidity buffer of cash and securities, which we expect to maintain through 2021. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

	December 31,
(Dollars in thousands)	2020	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$1,117	$29,620	$25,990
Sallie Mae Bank(1)	4,454,175	5,534,257	2,533,116
Available-for-sale investments	1,927,726	487,669	176,245
Total unrestricted cash and liquid investments	$6,383,018	$6,051,546	$2,735,351
        ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$20,307	$38,705	$22,570
Sallie Mae Bank(1)	5,202,302	3,455,216	1,677,922
Available-for-sale investments	1,495,155	323,930	201,937
Total unrestricted cash and liquid investments	$6,717,764	$3,817,851	$1,902,429
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	December 31,
(Dollars in thousands)	2020	2019
Deposits - interest bearing	$22,664,899	$24,282,906
Deposits - non-interest bearing	1,140	1,077
Total deposits	$22,666,039	$24,283,983

Our total deposits of $22.7 billion were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits at December 31, 2020, compared with total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of December 31, 2020 and 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion of our deposit total as of December 31, 2020, compared with $6.8 billion at December 31, 2019.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $19 million, $18 million, and $13 million in the years ended December 31, 2020, 2019 and 2018, respectively. Fees paid to third-party brokers related to brokered CDs were $5 million, $28 million, and $26 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Interest bearing deposits at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,159,657	0.83%	$9,616,547	2.04%
Savings	907,976	0.55	718,616	1.71
Certificates of deposit	11,597,266	1.34	13,947,743	2.44
Deposits - interest bearing	$22,664,899		$24,282,906
__
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of December 31, 2020 and 2019, there were $571 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $50 million and $68 million at December 31, 2020 and 2019, respectively.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2020, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.3 percent and 4.7 percent, respectively, of our total notional derivative contracts of $8.6 billion at December 31, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2020 was $(179) million and $19 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2020 and 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $43 million and $52 million, respectively.

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2020.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$43,317
Exposure to counterparties with credit ratings, net of collateral	$43,317
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%
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
We believe that current and projected capital levels are appropriate for 2021. As of December 31, 2020, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
Under U.S. Basel III, the Bank is required to maintain the following minimum regulatory capital ratios: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.
As of December 31, 2020, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 14.0 percent, a Total risk-based capital ratio of 15.0 percent and a Tier 1 leverage ratio of 11.3 percent, which exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $579 million and $254 million in dividends for the years ended December 31, 2020 and 2019, respectively, with the proceeds primarily used to fund the 2020 and 2019 Share Repurchase Programs, respectively, and stock dividends. The Bank paid no dividends on its common stock for the year ended December 31, 2018. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends and Share Repurchase Programs,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See also Part I, Item 1A. “Risk Factors — General Risks” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility (which was previously called the asset-backed commercial paper facility or ABCP Facility). The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2020 and 2019. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings.”

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$692,879	$692,879	$—	$198,159	$198,159
Total unsecured borrowings	—	692,879	692,879	—	198,159	198,159

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,261,233	3,261,233	—	2,629,902	2,629,902
Variable-rate	—	1,235,105	1,235,105	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,496,338	4,496,338	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,496,338	4,496,338	289,230	4,155,878	4,445,108

Total	$—	$5,189,217	$5,189,217	$289,230	$4,354,037	$4,643,267

Short-term borrowings
On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. On February 17, 2021, we further amended and extended the maturity of our Secured Borrowing Facility such that the revolving period now extends until February 16, 2022.  The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, now ends on February 16, 2023 (or earlier, if certain material adverse events occur). At December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility and at December 31, 2019, $289 million secured borrowings were outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” and Note 25, “Subsequent Events.”
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

Long-term borrowings
Unsecured Debt
On April 5, 2017, we issued at par an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022. At December 31, 2020, the outstanding balance was $199 million.
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2020, the outstanding balance was $494 million.
Secured Financings
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At December 31, 2020, $605 million of our Private Education Loans, including $567 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent. At December 31, 2020, $748 million of our Private Education Loans, including $701 million of principal and $47 million in capitalized interest, were encumbered because of this transaction.
2019 Transactions
On March 13, 2019, we executed our $453 million SMB Private Education Loan Trust 2019-A term ABS transaction, which was accounted for as a secured financing. We sold $453 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $451 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At December 31, 2020, $377 million of our Private Education Loans, including $355 million of principal and $22 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At December 31, 2020, $578 million of our Private Education Loans, including $542 million of principal and $36 million in capitalized interest, were encumbered because of this transaction.
Pre-2019 Transactions
Prior to 2019, we executed a total of $5.8 billion in ABS transactions that were accounted for as secured financings. At December 31, 2020, $3.7 billion of our Private Education Loans, including $3.5 billion of principal and $159 million in capitalized interest, were encumbered as a result of these transactions.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2020 and 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2020 and December 31, 2019, the value of our pledged collateral at the FRB was $3.8 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2020 and 2019.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2020, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At December 31, 2020, we had a $110 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, loan commitments and lease obligations at December 31, 2020.

	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
(Dollars in thousands)
Long-term bank deposits(1)	$8,456,768	$6,311,200	$1,446,149	$51,797	$16,265,914
Secured borrowings(2)	612,195	1,770,041	1,659,191	634,186	4,675,613
Unsecured debt	—	200,000	500,000	—	700,000
Loan commitments(1)	1,673,007	11	—	—	1,673,018
Lease obligations	6,101	13,158	13,308	24,720	57,287
Total contractual cash obligations	$10,748,071	$8,294,410	$3,618,648	$710,703	$23,371,832
    ____
     (1) Interest obligations are either variable or fixed in nature.
(2) Amounts reflect the contractual requirements of the Private Education Loan term securitizations, based on the expected paydown of the underlying collateral.

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
Allowance for Credit Losses 2020
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan portfolio loan segments, we use a discounted cash flow model. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
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
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
In estimating our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
We use historical experience and economic forecasts to estimate future prepayment speeds. As with our loss forecasts, at the end of the two-year reasonable and supportable forecast for prepayments, we immediately revert to our historical long-term prepayment rates.
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
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Credit Card, and FFELP Loan portfolios. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
Allowance for Private Education Loan Losses
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
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For December 31, 2020 and 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At December 31, 2020 and 2019, 24 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of December 31, 2020 and 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Allowance for Credit Losses.”
During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.
On March 27, 2020, then President Trump signed into law the CARES Act, which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.
We have elected to suspend TDR accounting for modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act and CAA relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) January 1, 2022. We are continuing to apply TDR accounting to those loans that were more than 30 days past due as of December 31, 2019 and were subsequently modified.
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
We use the gross loss approach when estimating the allowance for credit losses for the unguaranteed portion of our FFELP Loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for credit losses and determine if qualitative adjustments need to be considered.
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
Allowance for Credit Losses 2019
Prior to the adoption of CECL on January 1, 2020, we maintained an allowance for credit losses at an amount sufficient to absorb probable losses incurred in our portfolios as well as regarding future loan commitments, at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. For a detailed description of this approach, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies—Allowance for Credit Losses 2019” for significant judgments related to the determination of the allowance for credit losses in 2019.
Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting, and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting, a derivative must be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations require more judgment than others, we compare the fair values of our derivatives that we calculate to those fair values provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.
On July 1, 2018, we adopted FASB’s ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which (1) improved the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, and (2) made certain targeted improvements to simplify the application of the hedge accounting guidance. One of the key changes was that the standard eliminated the separate measurement and reporting of hedge ineffectiveness. In accordance with the standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $19 million will be reclassified as an increase to interest expense.
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
Cumulative effect of applying ASU No. 2017-12
As a result of the cumulative effect of applying the hedging standard to our fair value hedges on July 1, 2018, we recorded a $2 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.
ASU No. 2020-04
On March 12, 2020, FASB issued Accounting Standards Update ASU No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” On January 7, 2021, the FASB issued Accounting Standards Update ASU No. 2021-01, “Reference Rate Reform (“Topic 848”): Scope” that clarified the scope of Topic 848. Topic 848 contains temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform.
Our derivative portfolio is made up of interest rate swaps that are centrally cleared through either the CME or the LCH. On October 16, 2020, both the CME and the LCH changed the price alignment interest and discount rate applied when valuing these transactions to SOFR. The ISDA 2020 IBOR Fallbacks Protocol (the “ISDA Fallback Protocol”) was made available for adherence on October 23, 2020, with an effective date of January 25, 2021. Once adhered to by both counterparties in a bilateral relationship and the effective date is reached, the ISDA Fallback Protocol represents a change to the contractual terms of derivatives governed by each respective ISDA agreement between the Company and a derivative counterparty. We have elected the option provided in Topic 848 to not reassess previous accounting determinations as well as the option to not dedesignate a hedging relationship due to a current or future change in a critical or contractual term related to reference rate reform, including changes in the discount rate.
As our liabilities may begin to use alternatives to LIBOR before LIBOR is no longer published, for cash flow hedges of forecasted LIBOR based payments, we have elected the expedient offered in Topic 848 to disregard the potential change in the designated hedged interest rate risk that may occur because of reference rate reform when we assesses whether the hedged forecasted transactions are probable, in accordance with the requirements of “Derivatives and Hedging” Topic 815. We have also elected the expedient provided by Topic 848 to assume the reference rate will not be replaced for the remainder of the hedging relationship when assessing hedge effectiveness.
Topic 848 allows for different elections to be made at different points in time. We intend to reassess our elections of optional expedients and exceptions included within Topic 848 when changes or additions are necessary.
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
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified, remediated where appropriate, controlled and reported. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks inherent in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures (including activities performed by third-party contractors). Our Independent Risk Function constitutes the “second line of defense” and conducts oversight and effective challenge of the risk and control activities within the first line of defense. Rather than focusing on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports.

Enterprise Risk Management Policy and Framework
The ERM policy and risk appetite framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and reported. The ERM policy, the risk appetite framework and the related policies and procedures constitute the core of the Independent Risk governance program.
The risk appetite statements are at the core of the governance framework. The risk appetite statements establish the level of risk we are willing to accept within each risk category, described below, in pursuit of our business objectives. Compliance with our risk appetite is monitored using a set of key risk indicators, with thresholds and limits, for each risk type. The Enterprise Risk Committee (the “ERC”) provides oversight of the risk appetite framework with escalation to the Board of Directors, as appropriate. Our Board of Directors approves the risk appetite framework annually and requires that management provide ongoing updates on adherence to the risk appetites.

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
Audit Committee. The Audit Committee is responsible for oversight of the Internal Audit function. Additionally, the Audit Committee oversees the quality and integrity of our financial reporting process and financial statements; the qualifications, hiring, performance and independence of our independent registered accounting firm; and our system of internal financial controls.
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

Management-Level Committee Structure
Executive Committee (“EC”). The EC is authorized by the Board of Directors to assist the Chief Executive Officer (“CEO”) in the general supervision of the business of the Bank. Specifically, the EC will (1) provide to the CEO advice and counsel, subject matter expertise, and recommendations as requested, and (2) through its subcommittees, facilitate the evaluation and decision-making on routine cross-functional matters, and assist management in the fulfillment of management’s duties related to specific risks. The EC has established the following sub-committees to assist in fulfilling its duties.
Enterprise Risk Committee. The ERC provides independent oversight and effective challenge to risk and control activities across the enterprise. Additionally, the ERC informs the Risk and Compliance Committees of the Board of Directors, including escalation of instances of non-compliance with the framework.
Credit Committee. The Credit Committee is responsible for credit and counterparty risk, product pricing, and credit and collections operations.
Operational Risk Committee (“ORC”). The ORC is the oversight body for risk related to inadequate or failed internal processes, people and systems or from external events. It also reviews information technology risk and regulatory and legal risks.
Asset and Liability Committee (“ALCO”). ALCO is responsible for the strategy, processes and authorities with which the Bank’s interest rate risk, liquidity and capital adequacy are managed.
Each of these sub-committees is comprised of subject matter experts from the senior management team and is accountable to the EC. Moreover, these sub-committees may be supported by steering or working groups, as appropriate.
Disclosure Committee. Our Disclosure Committee assists our CEO and Chief Financial Officer in their review of periodic SEC reporting documents, earnings releases, investor materials and related disclosure policies and procedures.

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

The credit risk related to Private Education Loans is managed within a credit risk infrastructure that includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio composition and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for credit losses that covers estimated future losses based upon an analysis of portfolio metrics and economic factors.

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

Operational risk exposures are managed through a combination of first line of defense risk, and control activities and second line of defense oversight. The ORC is the management committee responsible for operational risk, and it supports the EC in its oversight duties. The ORC is responsible for escalation to the EC, as appropriate. Additionally, our key risk indicators include operational risk metrics, thresholds and limits and are included in the periodic reporting to the Risk Committee of the Board of Directors.

Legal Risk. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or a change in law or regulation.

Primary ownership and responsibility for legal risk is placed with the first lines of defense, working with their legal colleagues, to identify and manage. Compliance supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by the first lines of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal group. The General Counsel provides periodic reports, as appropriate, to the Risk Committee of the Board of Directors.

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

Management proactively assesses and manages reputational risk. We have established our government relations function to manage our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, as well as providing targeted messaging that reinforces our public policy goals. We review and consider reputational risk on matters as diverse as the launch of new products and services, our credit underwriting activities, and how we fund operations. Our public relations, marketing and media teams continuously monitor print, electronic and social media to understand how we are perceived; proactively address customer complaints; and endeavor to enhance the value of our corporate brand. Metrics related to reputational risk are reported to and monitored by the EC. Our Legal, Government Relations and Compliance groups regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our reputational risks.

Strategic Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies and are appropriately structured, resourced and executed. The overall development of the strategic plan includes extensive engagement with the Board of Directors. Similarly, the Board of Directors provides oversight and effective challenge on performance, relative to the strategic plan.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2020, 375 million shares were issued and outstanding and 35 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” for additional details.

Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired or will expire within the next year.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

•the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third-parties;

•the allocation among the parties of rights and obligations under insurance policies; and

•the creation of a governance structure by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement are to be managed.

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

•Navient is required to indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2020, the remaining balance of the indemnification receivable related to those uncertain tax positions was $7 million.

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2020 and 2019, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates so low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At December 31, 2020, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the precipitous fall in many short-term rates since February 2020. The EAR results for December 31, 2020 indicate a market risk profile that is less sensitive than at December 31, 2019 to rate changes and is now at a nearly rate-neutral position for net interest income, based on static balance sheet assumptions over the next two years. For the year ended December 31, 2020, the increased sensitivity in the EVE risk metric is the result of an increase in fixed-rate assets on the balance sheet relative to fixed-rate liabilities and a change in the model used to perform the calculation. A portion of the increased sensitivity is due to portfolio structural changes as we now have a higher percentage of assets invested in fixed-rate loans and highly liquid fixed-rate securities, with underlying funding of fixed-rate liabilities of relatively shorter duration. In addition, several changes to the EVE calculation methodology have been made in 2020 that have caused the ratios presented below to increase. Significant changes in methodology have occurred with the recent implementation of a new asset and liability model, which offers capabilities to model the expected cashflows of our Private Education Loan portfolio more precisely. These changes have lengthened the projected remaining weighted average lives of our education loan assets.

	December 31,
	2020			2019
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	-0.6%	-0.0%	N/A	+4.4%	+1.4%	-1.4%
EAR - Ramp	-0.1%	+0.1%	N/A	+3.8%	+1.1%	-0.9%
EVE	-15.8%	-5.3%	N/A	-5.0%	-1.9%	+2.0%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans, and fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is the impact of FFELP Loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$675.1	$(675.1)
SOFR Rate	monthly		50.6	(50.6)
3-month Treasury bill	weekly	109.4	—	109.4
Prime	monthly	13.5	—	13.5
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	12,245.9	9,984.9	2,261.0
1-month LIBOR	daily	628.2	—	628.2
Non-Discrete reset(2)	daily/weekly	4,626.6	4,044.0	582.6
Fixed-Rate(3)		13,146.8	15,764.7	(2,617.9)
Total		$30,770.4	$30,770.4	$—
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
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR (monthly), fixed-rate and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR, SOFR and 1-month LIBOR daily categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.3 billion of equity and $0.5 billion of non-interest bearing liabilities. We consider our overall risk to be low and our strategies are designed to maintain low to moderate levels of market exposure.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2020.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans(1)	5.39
Cash and investments	0.49
Total earning assets	4.30

Deposits
Short-term deposits	0.41
Long-term deposits	2.14
Total deposits	0.81

Borrowings
Long-term borrowings	3.98
Total borrowings	3.98

____
(1)  Includes the loans held for sale portfolio, as well as the loans held for investment portfolio.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2021 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2021 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2021 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2021 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders” and “Ownership of Common Stock by Directors and Executive Officers” in the 2021 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2021 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2021 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2021 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2021 Proxy Statement, is incorporated herein by reference.

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

4.3
Second Supplemental Indenture dated as of October 29, 2020 between SLM Corporation and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 29, 2020).

4.4	Form of Senior Note due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 29, 2020).

4.5	Description of SLM Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

4.6
Description of SLM Corporation’s Floating-Rate Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

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

10.48†	Letter Agreement, dated April 24, 2014, with Jeffrey Dale (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.49†	Sallie Mae 401(k) Savings Plan (Effective as of April 30, 2014) (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.50†	Restatement of the Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.51†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2019) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.52†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

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

10.68†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.69†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.70†	Offer Letter between Jonathan W. Witter and the Company dated March 4, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.71	Fixed Dollar Uncollared ASR Master Confirmation and Form of Supplement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.72†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.73†
Separation Agreement between Raymond J. Quinlan and the Company effective April 19, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.74†	Jonathan W. Witter Sign-On Equity Grant - 2020 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.75†	Offer Letter between Donna F. Vieira and the Company dated September 18, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.76†	Separation Agreement between Paul Thome and the Company effective August 10, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 21, 2020).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†     Management Contract or Compensatory Plan or Arrangement
*     Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 25, 2021

SLM CORPORATION

By:	/S/ JONATHAN W. WITTER
Jonathan W. Witter Chief Executive Officer and Director
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JONATHAN W. WITTER
Jonathan W. Witter	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2021

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Chair of the Board of Directors	February 25, 2021

/S/ PAUL G. CHILD
Paul G. Child	Director	February 25, 2021

/S/ EARL A. GOODE
Earl A. Goode	Director	February 25, 2021

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 25, 2021

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 25, 2021

/S/ JIM MATHESON
Jim Matheson	Director	February 25, 2021

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 25, 2021

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 25, 2021

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 25, 2021

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 25, 2021

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 25, 2021

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries
(the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Allowance for Credit Losses related to Private Education Loans Evaluated on a Collective Basis
As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $1,585.0 million, a portion of which related to the Company’s allowance for credit losses on private education loans evaluated on a collective basis (the January 1, 2020 ACL). As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $1,361.7 million, of which $1,251.6 million related to the Company’s allowance for credit losses on private education loans evaluated on a collective basis (the December 31, 2020 ACL). For all loans carried at amortized cost, upon loan origination, the Company is required to measure the allowance for credit losses based on the estimate of all current expected credit losses over the remaining contractual term of the loans. In determining the lifetime expected credit losses on the private education loan portfolio, the Company uses a discounted cash flow model. This method requires the Company to project future principal and interest cash flows on the loans in this portfolio. The Company estimated the future expected cash flows following a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance for credit losses. In determining the loss rates used for the vintage-based approach, the Company starts with historical loss rates, stratifies the loans within each vintage, and then adjusts the loss rates based upon exogenous factors over a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the forecast is immediately reverted to historical averages. The cash flows are then discounted at the loan’s effective interest rate to calculate the present value of those cash flows. In estimating current expected credit losses, the Company uses a combination of expected economic scenarios, which are weighted based upon the current economic conditions and the Company’s view of the risks of alternate outcomes. In addition to this modeling approach, the Company also takes certain qualitative factors, including but not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses into consideration when calculating the January 1, 2020 ACL and December 31, 2020 ACL.

We identified the assessment of the January 1, 2020 ACL and December 31, 2020 ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ACL due to significant measurement uncertainty. Specifically, the assessment of the ACL methodology encompassed the evaluation of the development and mathematical accuracy of the discounted cash flow model and the model’s key factors and assumptions, including (1) the economic scenarios, (2) probabilities assigned to each economic scenario weighting (3) the reasonable and supportable forecast periods, (4) the immediate reversion assumption after the reasonable and supportable forecast period, (5) prepayment rates, and (6) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the discounted cash flow model. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ACL estimates, including controls over the:
•development of the ACL methodology
•development of the discounted cash flow model
•performance monitoring of the discounted cash flow for the December 31, 2020 ACL
•determination and measurement of the significant assumptions used in the model
•development of the qualitative factors
•calculation of the ACL estimate
•analysis of the ACL results, trends, and ratios.
We evaluated the Company’s process to develop the ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the discounted cash flow model by comparing them to the relevant Company-specific metrics and trends
•assessing the conceptual soundness and performance testing of the discounted cash flow model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the methodology used to develop the economic scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•assessing the economic scenarios through comparison to publicly available forecasts and the probabilities assigned to each weighting.
•testing the reasonable and supportable forecast periods to evaluate the length of each period by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative discounted cash flow model
•testing the mathematical accuracy of certain computations of the estimate.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 ACL and December 31, 2020 ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
McLean, Virginia
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes
(collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 25, 2021

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$4,455,292	$5,563,877
Investments:
Trading investments at fair value (cost of $12,551)	16,923	—
Available-for-sale investments at fair value (cost of $1,986,957 and $485,756, respectively)	1,996,634	487,669
Other investments	80,794	84,420
Total investments	2,094,351	572,089
Loans held for investment (net of allowance for losses of $1,361,723 and $441,912, respectively)	19,183,143	24,667,792
Loans held for sale	2,885,640	—
Restricted cash	154,417	156,883
Other interest-earning assets	42,874	52,564
Accrued interest receivable	1,387,305	1,392,725
Premises and equipment, net	154,670	134,749
Income taxes receivable, net	374,706	88,844
Tax indemnification receivable	18,492	27,558
Other assets	19,533	29,398
Total assets	$30,770,423	$32,686,479

Liabilities
Deposits	$22,666,039	$24,283,983
Short-term borrowings	—	289,230
Long-term borrowings	5,189,217	4,354,037
Upromise member accounts	—	192,662
Other liabilities	352,332	254,731
Total liabilities	28,207,588	29,374,643
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 4 million shares issued, respectively, at stated value of $100 per share	251,070	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 456.7 million and 453.6 million shares issued, respectively	91,346	90,720
Additional paid-in capital	1,331,247	1,307,630
Accumulated other comprehensive loss (net of tax benefit of $(10,908) and $(3,995), respectively)	(34,200)	(12,367)
Retained earnings	1,722,365	1,850,512
Total SLM Corporation stockholders’ equity before treasury stock	3,361,828	3,636,495
Less: Common stock held in treasury at cost: 81.4 million and 32.5 million shares, respectively	(798,993)	(324,659)
Total equity	2,562,835	3,311,836
Total liabilities and equity	$30,770,423	$32,686,479

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Loans	$1,989,004	$2,249,169	$1,894,687
Investments	11,743	7,607	6,162
Cash and cash equivalents	20,913	74,256	34,503
Total interest income	2,021,660	2,331,032	1,935,352
Interest expense:
Deposits	393,194	547,746	389,349
Interest expense on short-term borrowings	14,459	6,193	5,833
Interest expense on long-term borrowings	134,014	153,778	127,106
Total interest expense	541,667	707,717	522,288
Net interest income	1,479,993	1,623,315	1,413,064
Less: provisions for credit losses	93,133	354,249	244,864
Net interest income after provisions for credit losses	1,386,860	1,269,066	1,168,200
Non-interest income (loss):
Gains on sales of loans, net	238,315	—	2,060
Losses on sales of securities, net	—	—	(1,549)
Gains (losses) on derivatives and hedging activities, net	49,544	17,825	(87)
Other income (loss)	43,590	31,102	(52,319)
Total non-interest income (loss)	331,449	48,927	(51,895)
Non-interest expenses:
Compensation and benefits	282,497	278,229	252,346
FDIC assessment fees	21,956	32,852	32,786
Other operating expenses	233,635	263,172	271,844
Total operating expenses	538,088	574,253	556,976
Restructuring expenses	26,215	—	—
Total non-interest expenses	564,303	574,253	556,976
Income before income tax expense	1,154,006	743,740	559,329
Income tax expense	273,316	165,464	71,853
Net income	880,690	578,276	487,476
Preferred stock dividends	9,734	16,837	15,640
Net income attributable to SLM Corporation common stock	$870,956	$561,439	$471,836
Basic earnings per common share attributable to SLM Corporation	$2.27	$1.31	$1.08
Average common shares outstanding	383,705	427,292	435,054
Diluted earnings per common share attributable to SLM Corporation	$2.25	$1.30	$1.07
Average common and common equivalent shares outstanding	387,195	430,674	439,681
Declared dividends per common share attributable to SLM Corporation	$0.12	$0.12	$—
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$880,690	$578,276	$487,476
Other comprehensive income (loss):
Unrealized gains (losses) on investments	7,764	7,993	(2,561)
Unrealized gains (losses) on cash flow hedges	(36,511)	(38,414)	11,907
Total unrealized gains (losses)	(28,747)	(30,421)	9,346
Income tax (expense) benefit	6,914	7,431	(2,333)
Other comprehensive income (loss), net of tax (expense) benefit	(21,833)	(22,990)	7,013
Total comprehensive income	$858,857	$555,286	$494,489

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Balance at January 1, 2020	4,000,000	453,599,926	(32,506,562)	421,093,364	400,000	90,720	1,307,630	(12,367)	897,873	(324,659)	2,359,197
Net income	—	—	—	—	—	—	—	—	880,690	—	880,690
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,833)	—	—	(21,833)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	858,857
Cash dividends declared:
Common Stock ($0.12 per share)	—	—	—	—	—	—	—	—	(46,351)	—	(46,351)
Preferred Stock, series B ($2.56 per share)	—	—	—	—	—	—	—	—	(9,734)	—	(9,734)
Repurchase of Preferred Stock, series B	(1,489,304)	—	—	—	(148,930)	—	80,875	—	—	—	(68,055)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	271	—	(281)	—	(10)
Issuance of common shares	—	3,129,325		3,129,325	—	626	2,976	—	—	—	3,602
Stock-based compensation expense	—	—	—	—	—	—	36,418	—	168	—	36,586
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,197,843)	(1,197,843)	—	—	—	—	—	(13,090)	(13,090)
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net income	$880,690	$578,276	$487,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	93,133	354,249	244,864
Deferred tax provision (benefit)	72,776	(9,714)	(63,301)
Amortization of brokered deposit placement fee	19,401	17,788	13,055
Amortization of Secured Borrowing Facility upfront fee	2,976	1,117	1,128
Amortization of deferred loan origination costs and loan premium/(discounts), net	24,152	13,049	10,905
Net amortization of discount on investments	6,350	2,069	1,712
Reduction of tax indemnification receivable	9,066	11,649	92,815
Depreciation of premises and equipment	15,066	14,669	13,829
Stock-based compensation expense	36,464	30,600	31,524
Unrealized (gains) losses on derivative and hedging activities, net	(10,333)	(19,046)	(1,353)
Gains on sale of loans, net	(238,315)	—	(2,060)
Losses on sales of securities, net	—	—	1,549
Gain on sale of Upromise subsidiary, net	(11,331)	—	—
Other adjustments to net income, net	8,810	3,724	7,446
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(876,703)	(963,885)	(864,461)
Increase in non-marketable securities	(839)	(10,700)	(5,000)
Decrease (increase) in other interest-earning assets	9,690	(25,407)	(5,571)
Decrease in tax indemnification receivable	—	—	35,989
Increase in other assets	(50,454)	(3,091)	(64,777)
Decrease in income tax payable, net	(45,611)	(30,191)	(79,693)
(Decrease) increase in accrued interest payable	(14,602)	13,817	25,979
Decrease in Upromise member accounts due to sale	(193,840)	—	—
Increase in other liabilities	80,785	5,386	15,204
Total adjustments	(1,063,359)	(593,917)	(590,217)
Total net cash used in operating activities	(182,669)	(15,641)	(102,741)
Investing activities
Loans acquired and originated	(5,378,283)	(6,138,105)	(6,493,367)
Net proceeds from sales of loans held for investment	3,875,737	—	44,832
Proceeds from claim payments	28,709	42,869	54,659
Net decrease in loans held for investment	3,832,991	4,094,021	3,076,992
Purchases of available-for-sale securities	(2,083,261)	(356,414)	(15,876)
Proceeds from sales and maturities of available-for-sale securities	654,515	50,915	77,897
Proceeds for sale of Upromise subsidiary, net	16,922	—	—
Total net cash provided by (used in) investing activities	947,330	(2,306,714)	(3,254,863)
Financing activities
Brokered deposit placement fee	(4,810)	(27,978)	(25,785)
Net (decrease) increase in certificates of deposit	(2,428,094)	4,349,741	2,525,040
Net increase in other deposits	704,382	923,793	918,420
Issuance costs for collateralized borrowings	(1,402)	—	—
Borrowings collateralized by loans in securitization trusts - issued	1,338,641	1,105,594	1,891,027
Borrowings collateralized by loans in securitization trusts - repaid	(1,003,327)	(1,042,892)	(888,640)
Borrowings under Secured Borrowing Facility	—	297,800	300,000
Repayment of borrowings under Secured Borrowing Facility	(289,230)	(8,570)	(300,000)
Fees paid - Secured Borrowing Facility	(3,256)	(1,116)	(1,098)
Issuance costs for unsecured debt offering	(1,309)	—	—

Unsecured debt issued	495,000	—	—
Preferred stock dividends paid	(9,734)	(16,837)	(15,640)
Repurchase of Series B Preferred Stock	(68,055)	—	—
Common stock dividends paid	(46,351)	(51,114)	—
Common stock repurchased	(558,167)	(167,201)	—
Net cash (used in) provided by financing activities	(1,875,712)	5,361,220	4,403,324
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,111,051)	3,038,865	1,045,720
Cash, cash equivalents and restricted cash at beginning of year	5,720,760	2,681,895	1,636,175
Cash, cash equivalents and restricted cash at end of year	$4,609,709	$5,720,760	$2,681,895
Cash disbursements made for:
Interest	$517,444	$666,018	$472,459
Income taxes paid	$248,122	$201,792	$228,074
Income taxes refunded	$(6,219)	$(853)	$(13,449)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,455,292	$5,563,877	$2,559,106
Restricted cash	154,417	156,883	122,789
Total cash, cash equivalents and restricted cash	$4,609,709	$5,720,760	$2,681,895

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our” or “us”) is a holding company that operates through a number of subsidiaries and is the premier brand for college and continuous education.
While the Sallie Mae name has existed for more than 40 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”),which is in the education loan management, servicing, asset recovery, and consolidation loan business. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.Significant Accounting Policies
Use of Estimates and Assumptions
The financial reporting and accounting policies of SLM Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include the valuation of allowance for credit losses and derivative accounting.
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
Available-for-Sale Investments
Investments consisted of mortgage-backed securities, Utah Housing Corporation bonds and U.S. government-sponsored enterprises and Treasury securities. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
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
Loans Held for Investment
Loans, consisting of Private Education Loans, FFELP Loans, and our suite of credit cards (“Credit Cards”) that we have the ability and intent to hold for the foreseeable future, are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans which are held for investment are reported net of an allowance for credit losses.
Loans Held for Sale
Any loans we have not classified as held for investment are classified as held-for-sale and are carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. When a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of amortized cost basis (which excludes any allowance for credit losses) or fair value. At the time of the transfer to the held-for-sale classification, any amount by which the amortized cost basis exceeds fair value is accounted for as a valuation allowance. In addition, once a loan is classified as held-for-sale, we reverse any allowance for loan loss applicable to these loans.
As market conditions permit, we may sell or securitize loans as a source of financing for other loans. Due to varying structuring terms, certain transactions may qualify for sale treatment while others do not qualify for sale treatment and are recorded as financings. All of our education loans are initially categorized as held for investment. It is only when we have selected the loans to sell or securitize and the transaction qualifies as a sale that we transfer the loans into the held-for-sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization or sale, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.
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
Allowance for Credit Losses 2020
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan portfolio loan segments, we use a discounted cash flow model. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
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
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecast of expected losses to our historical averages. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
In estimating our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
We use historical experience and economic forecasts to estimate future prepayment speeds. As with our loss forecasts, at the end of the two-year reasonable and supportable forecast for prepayments, we immediately revert to our historical long-term prepayment rates.
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
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Credit Card, and FFELP Loan portfolios. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
Allowance for Private Education Loan Losses
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
We collect on defaulted loans through a mix of in-house collectors, third-party collectors and sales to third-parties. For December 31, 2020 and 2019, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
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
school. At December 31, 2020 and 2019, 24 percent and 25 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of December 31, 2020 and 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Note 7, “Allowance for Credit Losses.”
During the first quarter of 2020, the pandemic caused by coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)
On March 27, 2020, then President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. Furthermore, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law. The CAA provides for additional COVID-19 focused relief and extends certain provisions of the CARES Act.
We have elected to suspend TDR accounting for both forbearance and interest rate modifications of loans that occur as a result of COVID-19 for the applicable period of the CARES Act and CAA relief. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur during the period beginning on March 1, 2020, and ending on the earlier of (i) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) January 1, 2022. We are continuing to apply TDR accounting to those loans that were more than 30 days past due as of December 31, 2019 and were subsequently modified.
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
We use the gross loss approach when estimating the allowance for credit losses for the unguaranteed portion of our FFELP Loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses uses historical experience of customer default behavior. We apply the default rate projections, net of applicable risk sharing, to our FFELP Loans for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for credit losses and determine if qualitative adjustments need to be considered.
Allowance for Credit Losses 2019
Prior to January 1, 2020, we maintained an allowance for credit losses at an amount sufficient to absorb probable losses incurred in our portfolios, as well as regarding future loan commitments, at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. We considered a loan to be impaired when, based on current information, a loss had been incurred and it was probable that we would not receive all contractual amounts due. When making our assessment as to whether a loan was impaired, we also took into account more than insignificant delays in payment. We generally evaluated impaired loans on an aggregate basis by grouping similar loans.
We analyzed our portfolios to determine the effects that the various stages of delinquency and forbearance had on borrower default behavior and ultimate charge off. We estimated the allowance for credit losses for our loan portfolios using a roll rate analysis of delinquent and current accounts. A “roll rate analysis” is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. We also took into account the current and future economic environment and certain other qualitative factors when calculating the allowance for credit losses.
The evaluation of the allowance for credit losses is inherently subjective, as it required material estimates that may be susceptible to significant changes. Our default estimates were based on a loss emergence period of one year for Private Education Loans, Personal Loans and Credit Cards and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for credit losses was subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries was significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses were recognized, and the related provision for credit losses on our consolidated statements of income.
We utilized various models to determine an appropriate allowance for credit losses. Changes to model inputs were made as deemed necessary. The models were reviewed and validated periodically.
Below we describe in further detail our policies and procedures for the allowance for credit losses in 2019 as they relate to our Private Education Loan, Personal Loan, FFELP Loan portfolios and Credit Cards.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)
Allowance for Private Education Loan Losses 2019
Prior to January 1, 2020, in determining the allowance for credit losses on our Private Education Loans that are not TDRs, we estimated the principal amount of loans that would default over the next year (one year being the expected period between a loss trigger event and default) using a roll rate model and how much we expected to recover over the same one-year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equaled the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.
In estimating both the non-TDR and TDR allowance amounts, we started with historical experience of customer delinquency and default behavior. We made judgments about which historical period to start with and then made further judgments about whether that historical experience was representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also took certain other qualitative factors into consideration when calculating the allowance for credit losses. These qualitative factors include, but were not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors, such as legal and regulatory requirements, on the level of estimated credit losses.
Certain Private Education Loans do not require borrowers to begin repayment until at least six months after they have graduated or otherwise left school. Consequently, the loss estimates for these loans was generally low while the borrower is in school. At December 31, 2019, 25 percent of the principal balance in the Private Education Loan portfolio was related to borrowers who were in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses could change accordingly.
Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and was considered separately in the allowance for credit losses. The loss emergence period was in alignment with the typical collection cycle and took into account these periods of nonpayment.
As part of concluding on the adequacy of the allowance for credit losses, we reviewed key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.
We consider a loan to be delinquent if the borrower has not made a required payment prior to the 31st day after such payment was contractually due. We used a model to estimate the amount of uncollectible accrued interest on Private Education Loans and reserved for that amount against current period interest income.
Our non-TDR allowance for credit losses was estimated using an analysis of delinquent and current accounts. Our roll rate model was used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. Once a charge-off forecast was estimated, a recovery assumption was layered on top. In estimating recoveries, we used both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
The roll rate analysis model was based upon actual experience using the 120 day charge-off default aversion strategies. Once the quantitative calculation was performed, we reviewed the adequacy of the allowance for credit losses and determined if qualitative adjustments needed to be considered.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)
Allowance for Personal Loans 2019
Prior to January 1, 2020, we maintained an allowance for Personal Loan losses at an amount sufficient to absorb losses estimated and viewed at the reporting date as probable credit losses to be incurred in the portfolio. In determining the allowance for credit losses on our Personal Loan portfolio that were not TDRs, we estimated the principal amount of the loans that would default over the next twelve months (twelve months being the expected period between a loss trigger event and default) and how much we expected to recover over the same twelve-month period related to the defaulted amounts. The expected defaults less our expected recoveries adjusted for any qualitative factors equaled the allowance related to this portfolio. At December 31, 2019, there were no Personal Loans classified as TDRs.
Troubled Debt Restructurings 2019
Separately, for our TDR portfolio, we estimated an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months during a 24-month period, as further described above.
Allowance for FFELP Loan Losses 2019
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
The 2019 allowance for FFELP Loan losses used historical experience of customer default behavior and a two-year loss emergence period to estimate the credit losses incurred in the loan portfolio at the reporting date. We applied the default rate projections, net of applicable risk sharing, to each category for the relevant period to perform our quantitative calculation. Once the quantitative calculation was performed, we reviewed the adequacy of the allowance for credit losses and determined if qualitative adjustments needed to be considered.
Allowance for Credit Cards 2019
The 2019 allowance for Credit Card losses was management’s estimate of credit losses inherent in the Credit Card portfolio at the relevant balance sheet date. The allowance for Credit Card losses used historical loss rates for accounts with similar characteristics (based on industry data) as a reasonable basis to estimate future losses. At December 31, 2019, there were no Credit Cards classified as TDRs.
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
Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

•In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;
•In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in equity;
•In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and
•In the notes to the consolidated financial statements.
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
We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:
•Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.
•Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to determine fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued.
•Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available. However, significant judgment is required by us in developing the inputs.
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
With the adoption of CECL on January 1, 2020, we continue to analyze the collectability of accrued interest associated with loans not currently in full principal and interest repayment status or interest-only repayment status as discussed above; however, we have changed the recognition of the allowance for this portion of uncollectible interest (amounts to be capitalized after separation from school and the expiration of the grace period) to the provisions for credit losses from our historical practice of recording it as a reduction of interest income, as well as classifying this allowance as part of our allowance for credit losses as opposed to our historical practice of recording it as a reduction of accrued interest income receivable.
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
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, and brokered and retail MMDAs, as well as on unsecured and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest-bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility,” which was previously called the asset-backed commercial paper facility or ABCP Facility), including an unused Secured Borrowing Facility fee, and also incur fees related to our term asset-backed securities (“ABS”). These fees are included in interest expense. Refer to Note 10, “Deposits,” and Note 11, “Borrowings” for further details of our interest-bearing liabilities.

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
In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (as hereinafter defined) (both current and non-current loans) to Navient and recognized a net gain of $2 million. See Note 17, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements. We did not sell loans in 2019.
Other Income
Our Upromise subsidiary had a number of programs that encouraged consumers to save for the cost of college education. We had established a consumer savings network, which was designed to promote college savings by consumers who were members of this program by encouraging them to purchase goods and services from the merchants that participate in the program. Participating merchants generally paid Upromise fees based on member purchase volume, either online or in stores, depending on the contractual arrangement with the merchant. We recognized revenue as marketing and administrative services are rendered, based upon contractually determined rates and member purchase volumes. On May 31, 2020, we sold our Upromise subsidiary to a third party, resulting in the loss of revenue from that business for the second half of 2020.
Also included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, fees related to our Credit Card program, income for servicing private student loans for third-parties and changes to our tax indemnification receivable from Navient.
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
Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:
•Owning the equity certificates of certain trusts;
•The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis;

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)
•Our acting as administrator for the securitization transactions we sponsored;
•Our responsibilities relative to representation and warranty violations; and
•The option to exercise the clean-up call and purchase the student loans from the trust when the pool balance is 10 percent or less of the original pool balance.
In 2020 and 2019, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (a) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (b) the power to direct the activities of the VIE in our role as servicer.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust.
From time to time, we also engage in certain transactions that are not consolidated on our balance sheet due to the transaction having met the criterion for sales treatment. In these transactions, we remove loans from our consolidated balance sheet and recognize any assets retained and liabilities assumed at fair value, and record a gain or loss on the transferred loans. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We provide additional information regarding these types of activities in, Note 11, “Borrowings — Unconsolidated VIEs.”
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 12, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2020, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.3 percent and 4.7 percent, respectively, of our total notional derivative contracts of $8.6 billion at December 31, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2020 was $(179) million and $19 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
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
On July 1, 2018, we adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” Under the standard, we are no longer required to separately measure and report hedge ineffectiveness, which was previously recorded in “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income. In accordance with the standard, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, or January 1, 2018 in our case.
As a result of the cumulative effect of applying the hedging standard to our fair value hedges on July 1, 2018, we recorded a $2 million basis increase to our hedged deposit balances with a corresponding increase to retained earnings of approximately $0.8 million, net of taxes and a $3 million loss to “gains (losses) on derivatives and hedging activities, net” in our consolidated statements of income to adjust the life-to-date ineffectiveness. To reflect the adoption of the hedging standard on our cash flow hedging relationships at July 1, 2018, we recorded a $0.2 million, net of taxes decrease to retained earnings and a corresponding $0.3 million increase to accumulated other comprehensive income.
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
On March 12, 2020, FASB issued Accounting Standards Update ASU No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” On January 7, 2021, the FASB issued Accounting Standards Update ASU No. 2021-01, “Reference Rate Reform (“Topic 848”): Scope” that clarified the scope of Topic 848. Topic 848 contains temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform.
Our derivative portfolio is made up of interest rate swaps that are centrally cleared through either the CME or the LCH. On October 16, 2020, both the CME and the LCH changed the price alignment interest and discount rate applied when valuing these transactions to the Secured Overnight Financing rate (“SOFR”). The ISDA 2020 IBOR Fallbacks Protocol (the “ISDA Fallback Protocol”) was made available for adherence on October 23, 2020, with an effective date of January 25, 2021. Once adhered to by both counterparties in a bilateral relationship and the effective date is reached, the ISDA Fallback Protocol represents a change to the contractual terms of derivatives governed by each respective ISDA agreement between the Company and a derivative counterparty. We have elected the option provided in Topic 848 to not reassess previous accounting determinations as well as the option to not dedesignate a hedging relationship due to a current or future change in a critical or contractual term related to reference rate reform, including changes in the discount rate.
As our liabilities may begin to use alternatives to LIBOR before LIBOR is no longer published, for cash flow hedges of forecasted LIBOR based payments, we have elected the expedient offered in Topic 848 to disregard the potential change in the designated hedged interest rate risk that may occur because of reference rate reform when we assesses whether the hedged forecasted transactions are probable, in accordance with the requirements of “Derivatives and Hedging” Topic 815. We have also elected the expedient provided by Topic 848 to assume the reference rate will not be replaced for the remainder of the hedging relationship when assessing hedge effectiveness.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)
Topic 848 allows for different elections to be made at different points in time. We intend to reassess our elections of optional expedients and exceptions included within Topic 848 when changes or additions are necessary.
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
Restructuring Activities
During the third quarter of 2020, we initiated a restructuring program to reduce costs and improve operating efficiencies by better aligning our organizational structure with our new corporate strategic imperatives. In conjunction with these restructuring plans, involuntary benefit arrangements, and certain other costs that are incremental and incurred as a direct result of our restructuring plans, are classified as restructuring expenses in the accompanying consolidated statements of income. Restructuring expenses of $26 million were recorded in the year ended December 31, 2020. Of that total, $20 million related to severance benefits and $6 million related to other related costs, primarily legal and consulting fees. There were no restructuring expenses recorded in the years ended December 31, 2019 and 2018.
We sponsor employee severance plans that provide severance benefits in the event of termination of our full-time employees and part-time employees who work at least 24 hours per week. The severance plans establish specified benefits based on base salary, job level immediately preceding termination, and years of service upon termination of employment due to involuntary termination or a job abolishment, as defined in the severance plans. The benefits payable under the severance plans relate to past service. Accordingly, we recognize severance costs to be paid pursuant to the severance plans when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the severance plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the year ended December 31, 2020, as a direct result of our restructuring initiative. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.
We finalized this restructuring plan and while we expect to record additional restructuring expenses in the first quarter of 2021, we expect those amounts to be immaterial. The majority of these restructuring expenses incurred through December 31, 2020 and expected to be incurred in future periods are severance costs related to the elimination of approximately 165 positions, or approximately 9 percent of the workforce that existed as of December 31, 2019.
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
As of the date of the Spin-Off on April 30, 2014, we recorded liabilities related to deferred taxes and uncertain tax positions and an indemnification receivable of $291 million. As of December 31, 2020, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $7 million (related to uncertain tax positions) and the remaining indemnification receivable balance is $7 million (related to uncertain tax positions).
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
On August 26, 2020, the federal banking agencies published a final rule that provides those banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 18, “Regulatory Capital.”

3. Cash and Cash Equivalents
As of December 31, 2020, cash and cash equivalents include cash due from the FRB of $4.4 billion and cash due from depository institutions of $73 million. As of December 31, 2019, cash and cash equivalents include cash due from the FRB of $5.5 billion and cash due from depository institutions of $93 million. As of December 31, 2020 and 2019, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Cash and Cash Equivalents (Continued)
accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We did not participate in these auctions in 2020, resulting in no interest reported. Participation in 2019 resulted in interest income of $0.3 million. As of December 31, 2020 and 2019, no funds were on deposit with the FRB under this program.

4. Investments
Trading Investments
In March 2020, we sold approximately $1.7 billion of Private Education Loans through securitization transactions where we were required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classified those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classified as trading investments recorded at fair value with changes recorded through earnings. At December 31, 2020, we had $17 million classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$308,913	$—	$6,095	$(134)	$314,874
Utah Housing Corporation bonds	12,357	—	210	—	12,567
U.S. government-sponsored enterprises and Treasuries	1,596,890	—	3,395	—	1,600,285
Other securities	68,797	—	462	(351)	68,908
Total	$1,986,957	$—	$10,162	$(485)	$1,996,634

	December 31, 2019
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$215,888	$—	$1,895	$(658)	$217,125
Utah Housing Corporation bonds	19,474	—	145	(83)	19,536
U.S. government-sponsored enterprises	250,394	—	635	(21)	251,008
Total	$485,756	$—	$2,675	$(762)	$487,669

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

The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020:
Mortgage-backed securities	$(134)	$46,011	$—	$—	$(134)	$46,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	—	—	—	—	—	—
Other securities	(351)	30,441	—	—	(351)	30,441
Total	$(485)	$76,452	$—	$—	$(485)	$76,452

As of December 31, 2019:
Mortgage-backed securities	$(218)	$25,624	$(440)	$42,448	$(658)	$68,072
Utah Housing Corporation bonds	—	—	(83)	11,097	(83)	11,097
U.S. government-sponsored enterprises	(21)	14,977	—	—	(21)	14,977
Total	$(239)	$40,601	$(523)	$53,545	$(762)	$94,146

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
Our investment portfolio is comprised primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, with amortized costs of $32 million, $80 million, and $197 million, respectively, at December 31, 2020. We own these securities to meet our requirements under the Community Reinvestment Act. In the second quarter of 2018, we elected to sell nine securities totaling $41 million to better align the portfolio with the Community Reinvestment Act requirements, and we recognized a $2 million loss upon the sale of those securities. As of December 31, 2020, six of the separate mortgage-backed securities in our investment portfolio had unrealized losses. Approximately 32 percent of our mortgage-backed securities were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. As of December 31, 2019, 33 of the 107 separate mortgage-backed securities in our investment portfolio had unrealized losses, and 18 of the 33 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remainder carried a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)
We invest in Utah Housing Corporation bonds for the purpose of complying with the Community Reinvestment Act. These bonds are Aa3 rated by Moody’s Investors Service. The amortized cost of the investment on the consolidated balance sheet at December 31, 2020 and December 31, 2019 was $12 million and $19 million, respectively.
We invest in U.S. Treasuries and U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac and the Federal Farm Credit Bank. As of December 31, 2020, none of the 30 securities had unrealized losses and as of December 31, 2019, 1 of the 14 securities had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. These bonds are rated Aaa by Standard and Poor’s or AA+ by Moody’s Investors Service. Based on this qualitative analysis, we have determined that no credit impairment exists.
In March 2020, we sold approximately $1.7 billion of Private Education Loans through a securitization transaction where we were required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. As of December 31, 2020, eight out of 10 of these investments had unrealized losses. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of December 31, 2020, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2021	$454,193	$455,185
2022	978,017	979,802
2023	164,680	165,299
2038	170	195
2039	2,032	2,249
2042	4,767	4,769
2043	8,745	9,153
2044	11,586	12,139
2045	9,739	10,133
2046	15,292	15,748
2047	25,056	25,574
2048	6,466	6,743
2049	44,711	46,681
2050	192,706	194,056
2054	68,797	68,908
Total	$1,986,957	$1,996,634

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $815 million and $252 million par value of securities pledged to this borrowing facility at December 31, 2020 and 2019, respectively, as discussed further in Note 11, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. In the third quarter of 2019, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent securities investment to adjust the valuation of our previous investments and, as a result, recorded a gain of $8 million on our earlier equity securities investments. This gain was recorded in “other income” in the consolidated statements of income in 2019. At both December 31, 2020 and December 31, 2019, our total investment in the securities of this issuer was $26 million.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low income housing. We recognized $6 million, $6 million and $4 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of amortization of such investments reported in income tax expense was $5 million, $4 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total carrying value of the LIHTC investments was $54 million at December 31, 2020 and $58 million at December 31, 2019. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $19 million at December 31, 2020 and $29 million at December 31, 2019.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans and Credit Cards. We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We sold our entire Personal Loan portfolio in the third quarter of 2020.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or another index in the future. As of December 31, 2020 and 2019, 55 percent and 58 percent, respectively, of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.

In connection with the Spin-Off, we retained the right to require Navient to purchase delinquent loans (at fair value) when the borrower has a lending relationship with both us and Navient. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million. See Note 17, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	December 31,
	2020	2019
Private Education Loans:
Fixed-rate	$8,950,216	$9,830,301
Variable-rate	10,779,121	13,359,290
Total Private Education Loans, gross	19,729,337	23,189,591
Deferred origination costs and unamortized premium/ (discount)	63,475	81,224
Allowance for credit losses	(1,355,844)	(374,300)
Total Private Education Loans, net	18,436,968	22,896,515

FFELP Loans	737,593	783,306
Deferred origination costs and unamortized premium/ (discount)	1,993	2,143
Allowance for credit losses	(4,378)	(1,633)
Total FFELP Loans, net	735,208	783,816

Personal Loans (fixed-rate)	—	1,049,007
Deferred origination costs and unamortized premium/ (discount)	—	513
Allowance for credit losses	—	(65,877)
Total Personal Loans, net	—	983,643

Credit Cards (fixed-rate)	12,238	3,884
Deferred origination costs and unamortized premium/ (discount)	230	36
Allowance for credit losses	(1,501)	(102)
Total Credit Cards, net	10,967	3,818

Loans held for investment, net	$19,183,143	$24,667,792

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years at both December 31, 2020 and 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Years Ended December 31,
	2020		2019		2018
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,426,216	8.42%	$22,225,473	9.32%	$19,282,500	9.10%
FFELP Loans	757,953	3.76	814,198	4.79	888,301	4.57
Personal Loans	582,552	12.43	1,141,503	12.09	900,152	11.08
Total portfolio	$23,766,721		$24,181,174		$21,070,953

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
Forbearance may be granted through our servicing centers to customers who are exiting their grace period, and to other customers who are current in their payments, to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period, the customer will enter repayment status as current and is expected to begin making scheduled monthly payments. Currently, we generally grant forbearance in our servicing centers if a borrower who is current requests it for increments of up to three months at a time, for up to 12 months.
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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans were granted this extended period of time. See Note 7, “Allowance for Credit Losses — Delinquencies — Private Education Loans Held for Investment” for an additional breakout of these loans.
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
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced that we plan to implement certain changes to our credit administration practices in the future. As discussed below, however, we postponed until the fourth quarter of 2020 the implementation of the announced credit administration practices changes due to the COVID-19 pandemic.

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
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2020 and December 31, 2019, 7.8 percent and 7.2 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our current credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan held for investment portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., GRP and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early stage delinquencies.
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
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2020 and 2019, we had $81 million and $63 million, respectively, of Private Education Loans held for investment and $36 million and $48 million, respectively, of FFELP Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2020 and 2019, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP Loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2020 and 2019, we had $3.3 billion and $3.4 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 11, “Borrowings.” We did not have any FFELP consolidation loans pledged at December 31, 2020 or 2019.
Loans Held for Investment by Region
At December 31, 2020, 38.8 percent of total education loans were concentrated in the following states:

2020
New York	9.7%
California	9.6
Pennsylvania	8.0
New Jersey	6.2
Texas	5.3
38.8%

At December 31, 2019, 39.4 percent of total education loans were concentrated in the following states:

2019
New York	10.1%
California	9.4
Pennsylvania	8.4
New Jersey	6.6
Texas	4.9
39.4%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

6. Loans Held for Sale
We had $2.9 billion in loans held for sale at December 31, 2020 and no loans held for sale at December 31, 2019. At December 31, 2020, we reversed $206 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred from held for investment to held-for-sale. On January 8, 2021, we sold $3 billion of our Private Education Loans, including $2.8 billion of principal, $185 million in capitalized interest and $15 million in accrued interest to an unaffiliated third party.

7. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses 2020 — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses, and — Allowance for Credit Cards” for a more detailed discussion.

Allowance for Credit Losses Metrics

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Year Ended December 31, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	320,808	—	—	320,808
Provisions:
Provision for current period	412	148,673	40,485	1,328	190,898
Loan sale reduction to provision	—	(161,793)	(42,916)	—	(204,709)
Loan transfer to held-for-sale	—	(205,669)	—	—	(205,669)
Total provisions(2)	412	(218,789)	(2,431)	1,328	(219,480)
Net charge-offs:
Charge-offs	(519)	(205,326)	(39,079)	(119)	(245,043)
Recoveries	—	24,021	4,984	2	29,007
Net charge-offs	(519)	(181,305)	(34,095)	(117)	(216,036)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,378	$1,355,844	$—	$1,501	$1,361,723
Allowance:
Ending balance: individually evaluated for impairment	$—	$104,265	$—	$—	$104,265
Ending balance: collectively evaluated for impairment	$4,378	$1,251,579	$—	$1,501	$1,257,458
Loans:
Ending balance: individually evaluated for impairment	$—	$1,274,590	$—	$—	$1,274,590
Ending balance: collectively evaluated for impairment	$737,593	$18,454,747	$—	$12,238	$19,204,578
Net charge-offs as a percentage of average loans in repayment(3)	0.09%	1.17%	—%	1.26%
Allowance as a percentage of the ending total loan balance	0.59%	6.87%	—%	12.27%
Allowance as a percentage of the ending loans in repayment(3)	0.76%	9.48%	—%	12.27%
Allowance coverage of net charge-offs	8.44	7.48	—	12.83
Ending total loans, gross	$737,593	$19,729,337	$—	$12,238
Average loans in repayment(3)	$549,584	$15,518,851	$—	$9,286
Ending loans in repayment(3)	$573,361	$14,304,821	$—	$12,238
____________
(1) See Note 8, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)
(2) Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(218,789)
Provisions for unfunded loan commitments	312,613
Total Private Education Loan provisions for credit losses	93,824

Other impacts to the provisions for credit losses:
Personal Loans	(2,431)
FFELP Loans	412
Credit Cards	1,328
Total	(691)
Provisions for credit losses reported in consolidated statements of income	$93,133

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Year Ended December 31, 2019
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$977	$277,943	$62,201	$—	$341,121
Total provision	1,478	279,570	72,783	103	353,934
Net charge-offs:
Charge-offs	(822)	(208,978)	(74,313)	(1)	(284,114)
Recoveries	—	25,765	5,206	—	30,971
Net charge-offs	(822)	(183,213)	(69,107)	(1)	(253,143)
Ending Balance	$1,633	$374,300	$65,877	$102	$441,912
Allowance:
Ending balance: individually evaluated for impairment	$—	$186,697	$—	$—	$186,697
Ending balance: collectively evaluated for impairment	$1,633	$187,603	$65,877	$102	$255,215
Loans:
Ending balance: individually evaluated for impairment	$—	$1,581,966	$—	$—	$1,581,966
Ending balance: collectively evaluated for impairment	$783,306	$21,607,625	$1,049,007	$3,884	$23,443,822
Net charge-offs as a percentage of average loans in repayment(1)	0.13%	1.17%	6.07%	0.13%
Allowance as a percentage of the ending total loan balance	0.21%	1.61%	6.28%	2.63%
Allowance as a percentage of the ending loans in repayment(1)	0.26%	2.23%	6.28%	2.63%
Allowance coverage of net charge-offs	1.99	2.04	0.95	102.00
Ending total loans, gross	$783,306	$23,189,591	$1,049,007	$3,884
Average loans in repayment(1)	$631,029	$15,605,927	$1,138,887	$786
Ending loans in repayment(1)	$617,646	$16,787,670	$1,049,007	$3,884
____________
(1)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Year Ended December 31, 2018
	FFELP Loans	Private Education Loans	Personal Loans	Total
Allowance for Credit Losses
Beginning balance	$1,132	$243,715	$6,628	$251,475
Total provision	980	169,287	74,317	244,584
Net charge-offs:
Charge-offs	(1,135)	(154,701)	(19,690)	(175,526)
Recoveries	—	20,858	946	21,804
Net charge-offs	(1,135)	(133,843)	(18,744)	(153,722)
Loan sales(1)	—	(1,216)	—	(1,216)
Ending Balance	$977	$277,943	$62,201	$341,121
Allowance:
Ending balance: individually evaluated for impairment	$—	$120,110	$—	$120,110
Ending balance: collectively evaluated for impairment	$977	$157,833	$62,201	$221,011
Loans:
Ending balance: individually evaluated for impairment	$—	$1,257,856	$—	$1,257,856
Ending balance: collectively evaluated for impairment	$846,487	$19,246,609	$1,190,091	$21,283,187
Net charge-offs as a percentage of average loans in repayment(2)	0.16%	1.01%	2.11%
Allowance as a percentage of the ending total loan balance	0.12%	1.36%	5.23%
Allowance as a percentage of the ending loans in repayment(2)	0.15%	1.90%	5.23%
Allowance coverage of net charge-offs	0.86	2.08	3.32
Ending total loans, gross	$846,487	$20,504,465	$1,190,091
Average loans in repayment(2)	$691,406	$13,303,801	$889,348
Ending loans in repayment(2)	$665,807	$14,666,856	$1,190,091
    ____________
(1)Represents fair value adjustments on loans sold.
(2)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At both January 1, 2020 (the initial adoption date of CECL), and December 31, 2020, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
For the year ended December 31, 2020, we had total provisions for credit losses of $93 million. The provisions for credit losses for 2020 were affected primarily by $290 million in additional provisions for credit losses related to new commitments made in 2020, an additional $129 million due to deteriorating economic conditions during the year as a result of the COVID-19 pandemic, and $99 million caused by lower recovery rates and various overlays and other adjustments applied during the year. Offsetting these was a $206 million reduction in the provisions for credit losses as a result of $2.9 billion of loans transferred to held-for-sale from held for investment in the fourth quarter of 2020, the sale of $3.1 billion of Private Education Loans in the first quarter of 2020, which resulted in a reduction to our provision for credit losses of $162 million, a benefit of $121 million from faster prepayment speeds, and the sale of our entire Personal Loan portfolio, which resulted in a reduction to our provision for credit losses of $43 million. The benefit from faster prepayment speeds reflected actual loan prepayment speeds being higher than what our models were predicting due to the significant amount of COVID-19 related government stimulus. As COVID-19 continues to impact the economy, we could continue to experience significant changes in our allowance for credit losses in 2021. See Note 5, “Loans Held for Investment - Certain Collection Tools - Private Education Loans,” for additional information.
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2020 and 2019, 7.8 percent and 7.2 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of December 31, 2020 and 2019, approximately 47 percent and 50 percent, respectively, of TDRs were classified as such due to their forbearance status. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses 2020” for a more detailed discussion.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

At December 31, 2020 and 2019, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2020
TDR Loans	$1,312,805	$1,274,590	$104,265

December 31, 2019
TDR Loans	$1,612,896	$1,581,966	$186,697

    The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,546,908	$100,125	$1,434,137	$95,507	$1,141,993	$77,670

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)
The following table provides information regarding the loan status and aging of TDR loans.

	December 31,		December 31,
	2020		2019
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$88,750		$87,749
TDR loans in forbearance(2)	76,704		99,054
TDR loans in repayment(3) and percentage of each status:
Loans current	971,880	87.7%	1,230,954	88.2%
Loans delinquent 31-60 days(4)	59,249	5.3	85,555	6.1
Loans delinquent 61-90 days(4)	43,576	3.9	49,626	3.6
Loans delinquent greater than 90 days(4)	34,431	3.1	29,028	2.1
Total TDR loans in repayment(3)	1,109,136	100.0%	1,395,163	100.0%
Total TDR loans, gross	$1,274,590		$1,581,966
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
(3)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period, (but, for purposes of the table, do not include those loans while they are in forbearance).
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

	Years Ended December 31,
	2020			2019			2018
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$207,001	$71,267	$75,153	$515,398	$74,137	$111,810	$394,639	$52,823	$90,231
    _______
    (1) Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

Private Education Loans Held for Investment - Key Credit Quality Indicators
FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following tables highlight the gross principal balance of our Private Education Loan portfolio (held for investment), by year of origination, stratified by key credit quality indicators.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Credit Quality Indicators
	December 31, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	2015 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$2,915,328	$3,467,219	$2,556,400	$2,262,635	$1,977,952	$4,198,748	$17,378,282	88%
Without cosigner	527,437	559,629	384,111	277,159	211,270	391,449	2,351,055	12
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO at Origination(2):
Less than 670	$195,214	$290,711	$225,276	$197,948	$162,413	$369,609	$1,441,171	7%
670-699	464,785	594,950	441,357	407,394	351,303	771,477	3,031,266	16
700-749	1,111,373	1,310,390	967,802	846,983	740,028	1,533,517	6,510,093	33
Greater than or equal to 750	1,671,393	1,830,797	1,306,076	1,087,469	935,478	1,915,594	8,746,807	44
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO Refreshed(2)(3):
Less than 670	$240,154	$331,229	$301,784	$298,195	$293,077	$734,599	$2,199,038	11%
670-699	438,665	493,135	336,966	283,906	231,759	504,779	2,289,210	12
700-749	1,102,666	1,248,806	871,677	734,222	603,160	1,220,468	5,780,999	29
Greater than or equal to 750	1,661,280	1,953,678	1,430,084	1,223,471	1,061,226	2,130,351	9,460,090	48
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

Seasoning(4):
1-12 payments	$2,068,517	$600,038	$469,143	$472,258	$381,197	$507,343	$4,498,496	23%
13-24 payments	163	2,096,635	383,977	223,332	217,379	425,345	3,346,831	17
25-36 payments	—	—	1,353,567	370,250	181,940	439,337	2,345,094	12
37-48 payments	—	—	—	965,476	351,433	402,552	1,719,461	9
More than 48 payments	—	—	—	—	729,510	2,310,905	3,040,415	15
Not yet in repayment	1,374,085	1,330,175	733,824	508,478	327,763	504,715	4,779,040	24
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

2020 Current period(5) gross charge-offs	$(1,087)	$(10,940)	$(27,000)	$(35,851)	$(36,416)	$(94,032)	$(205,326)
2020 Current period(5) recoveries	42	636	2,274	3,585	4,284	13,200	24,021
2020 Current period(5) net charge-offs	$(1,045)	$(10,304)	$(24,726)	$(32,266)	$(32,132)	$(80,832)	$(181,305)

Total accrued interest by origination vintage	$90,438	$265,688	$252,251	$209,178	$141,094	$210,247	$1,168,896
______
(1)Balance represents gross Private Education Loans, held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2020 through December 31, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Credit Quality Indicators
	December 31, 2019
Year of Origination	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)	2014 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,475,256	$4,303,772	$3,575,973	$3,112,873	$2,579,214	$3,662,547	$20,709,635	89%
Without cosigner	571,792	584,601	427,512	320,985	241,958	333,108	2,479,956	11
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO at Origination(2):
Less than 670	$283,040	$343,613	$285,747	$236,457	$203,145	$313,587	$1,665,589	7%
670-699	592,376	714,779	617,676	529,575	439,050	676,569	3,570,025	16
700-749	1,319,563	1,601,904	1,325,387	1,155,253	944,135	1,324,506	7,670,748	33
Greater than or equal to 750	1,852,069	2,228,077	1,774,675	1,512,573	1,234,842	1,680,993	10,283,229	44
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

FICO Refreshed(2)(3):
Less than 670	$401,979	$515,901	$475,007	$449,568	$419,308	$717,674	$2,979,437	13%
670-699	582,256	645,422	497,497	397,889	308,607	451,451	2,883,122	13
700-749	1,284,867	1,506,849	1,199,564	994,309	772,205	1,048,808	6,806,602	29
Greater than or equal to 750	1,777,946	2,220,201	1,831,417	1,592,092	1,321,052	1,777,722	10,520,430	45
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

Seasoning(4):
1-12 payments	$2,376,404	$719,158	$705,181	$617,174	$462,946	$470,839	$5,351,702	23%
13-24 payments	—	2,588,702	424,953	305,078	285,513	399,905	4,004,151	17
25-36 payments	—	—	1,862,587	418,048	227,391	394,339	2,902,365	12
37-48 payments	—	—	—	1,457,760	413,508	342,676	2,213,944	10
More than 48 payments	—	—	—	—	1,056,229	1,973,795	3,030,024	13
Not yet in repayment	1,670,644	1,580,513	1,010,764	635,798	375,585	414,101	5,687,405	25
Total	$4,047,048	$4,888,373	$4,003,485	$3,433,858	$2,821,172	$3,995,655	$23,189,591	100%

2019 gross charge-offs	$(1,697)	$(14,650)	$(29,119)	$(40,576)	$(41,141)	$(81,795)	$(208,978)
2019 recoveries	69	1,016	2,622	4,431	5,175	12,452	25,765
2019 net charge-offs	$(1,628)	$(13,634)	$(26,497)	$(36,145)	$(35,966)	$(69,343)	$(183,213)

Total accrued interest by origination vintage	$116,423	$321,568	$327,002	$261,083	$165,764	$174,318	$1,366,158
______
(1)Balance represents gross Private Education Loans, held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2019.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)
Delinquencies - Private Education Loans Held for Investment

The following tables provide information regarding the loan status of our Private Education Loans, held for investment, by year of origination. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period, (but, for purposes of the following tables, do not include those loans while they are in forbearance).

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
	December 31, 2020
	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)(2)	$1,374,085	$1,330,175	$733,824	$508,478	$327,763	$504,715	$4,779,040
Loans in forbearance(1)(3)	16,159	92,677	110,319	118,946	109,073	198,302	645,476
Loans in repayment(1):							—
Loans current	2,043,033	2,573,228	2,045,012	1,850,539	1,685,572	3,701,564	13,898,948
Loans delinquent 31-60 days(4)	6,400	16,983	26,934	30,771	33,040	91,400	205,528
Loans delinquent 61-90 days(4)	2,628	9,143	15,026	18,121	19,064	55,661	119,643
Loans delinquent greater than 90 days(4)	460	4,642	9,396	12,939	14,710	38,555	80,702
Total Private Education Loans in repayment	2,052,521	2,603,996	2,096,368	1,912,370	1,752,386	3,887,180	14,304,821
Total Private Education Loans, gross	3,442,765	4,026,848	2,940,511	2,539,794	2,189,222	4,590,197	19,729,337
Private Education Loans deferred origination costs and unamortized premium/(discount)	21,129	13,933	8,671	6,708	5,721	7,313	63,475
Total Private Education Loans	3,463,894	4,040,781	2,949,182	2,546,502	2,194,943	4,597,510	19,792,812
Private Education Loans allowance for losses	(210,875)	(298,776)	(218,136)	(184,265)	(150,150)	(293,642)	(1,355,844)
Private Education Loans, net	$3,253,019	$3,742,005	$2,731,046	$2,362,237	$2,044,793	$4,303,868	$18,436,968

Percentage of Private Education Loans in repayment	59.6%	64.7%	71.3%	75.3%	80.0%	84.7%	72.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	1.2%	2.4%	3.2%	3.8%	4.8%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.8%	3.4%	5.0%	5.9%	5.9%	4.9%	4.3%
_______
(1)For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, the loans in the “in-school/grace/deferment” category above include $401 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in forbearance” category above include $30 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in repayment” category above include $609 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period.
(2)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(3)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.
(4)The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
	December 31, 2019
	2019	2018	2017	2016	2015	2014 and Prior	Total

Loans in-school/grace/deferment(1)	$1,670,644	$1,580,513	$1,010,764	$635,798	$375,585	$414,101	$5,687,405
Loans in forbearance(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in repayment:
Loans current	2,340,221	3,159,878	2,781,132	2,566,815	2,225,721	3,241,884	16,315,651
Loans delinquent 31-60 days(3)	11,152	26,096	44,382	51,656	54,559	100,206	288,051
Loans delinquent 61-90 days(3)	3,087	9,527	17,048	21,161	24,562	45,917	121,302
Loans delinquent greater than 90 days(3)	935	3,850	7,818	12,314	12,946	24,803	62,666
Total Private Education Loans in repayment	2,355,395	3,199,351	2,850,380	2,651,946	2,317,788	3,412,810	16,787,670
Total Private Education Loans, gross	4,047,048	4,888,373	4,003,485	3,433,858	2,821,172	3,995,655	23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	23,661	17,699	13,843	12,304	8,564	5,153	81,224
Total Private Education Loans	4,070,709	4,906,072	4,017,328	3,446,162	2,829,736	4,000,808	23,270,815
Private Education Loans allowance for losses	(3,013)	(19,105)	(44,858)	(71,598)	(80,974)	(154,752)	(374,300)
Private Education Loans, net	$4,067,696	$4,886,967	$3,972,470	$3,374,564	$2,748,762	$3,846,056	$22,896,515

Percentage of Private Education Loans in repayment	58.2%	65.4%	71.2%	77.2%	82.2%	85.4%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.3%	4.8%	5.2%	5.2%	4.7%	4.1%
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
	December 31, 2018
	2018	2017	2016	2015	2014	2013 and Prior	Total

Loans in-school/grace/deferment(1)	$1,602,476	$1,497,955	$975,796	$589,558	$314,393	$280,267	$5,260,445
Loans in forbearance(2)	14,543	93,018	127,389	133,023	101,285	107,906	577,164
Loans in repayment:
Loans current	2,233,102	2,800,142	2,769,458	2,533,550	1,865,094	2,088,359	14,289,705
Loans delinquent 31-60 days(3)	10,263	22,219	41,788	49,762	43,291	63,893	231,216
Loans delinquent 61-90 days(3)	3,521	7,227	15,893	19,935	18,561	29,968	95,105
Loans delinquent greater than 90 days(3)	640	3,322	8,042	10,549	10,983	17,294	50,830
Total Private Education Loans in repayment	2,247,526	2,832,910	2,835,181	2,613,796	1,937,929	2,199,514	14,666,856
Total Private Education Loans, gross	3,864,545	4,423,883	3,938,366	3,336,377	2,353,607	2,587,687	20,504,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	20,433	16,362	14,747	10,422	4,992	1,365	68,321
Total Private Education Loans	3,884,978	4,440,245	3,953,113	3,346,799	2,358,599	2,589,052	20,572,786
Private Education Loans allowance for losses	(2,670)	(15,469)	(43,469)	(63,442)	(62,852)	(90,041)	(277,943)
Private Education Loans, net	$3,882,308	$4,424,776	$3,909,644	$3,283,357	$2,295,747	$2,499,011	$20,294,843

Percentage of Private Education Loans in repayment	58.2%	64.0%	72.0%	78.3%	82.3%	85.0%	71.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.3%	3.1%	3.8%	5.1%	2.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.6%	3.2%	4.3%	4.8%	5.0%	4.7%	3.8%
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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2020	$1,168,895	$4,354	$4,467
December 31, 2019	$1,366,158	$2,390	$5,309

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” for additional information.
At December 31, 2020, we had $1.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2020/2021 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Years Ended December 31,
	2020		2019		2018
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$2,481	$1,910,603	$2,165	$2,010,744	$1,885	$1,838,840
Day 1 adjustment for the adoption of CECL	115,758	—	—	—	—	—
Balance January 1, 2020	118,239	1,910,603	2,165	2,010,744	1,885	1,838,840
Provision/New commitments - net(1)	312,613	5,070,175	6,533	5,513,790	5,611	5,474,284
Transfer - funded loans(2)	(320,808)	(5,307,760)	(6,217)	(5,613,931)	(5,331)	(5,302,380)
Ending Balance	$110,044	$1,673,018	$2,481	$1,910,603	$2,165	$2,010,744
________________
(1)  Net of expirations of commitments unused.
(2)  When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Premises and Equipment, net

    The following is a summary of our premises and equipment.

	December 31,
	2020	2019
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	120,971	105,986
Furniture, fixtures and equipment	28,272	25,694
Software	76,500	70,191
Premises and equipment, gross	238,099	214,227
Accumulated depreciation	(83,429)	(79,478)
Premises and equipment, net	$154,670	$134,749
    Depreciation expense for premises and equipment was $15 million, $15 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. Deposits

The following table summarizes total deposits at December 31, 2020 and 2019.

	December 31,
	2020	2019
Deposits - interest bearing	$22,664,899	$24,282,906
Deposits - non-interest bearing	1,140	1,077
Total deposits	$22,666,039	$24,283,983

Our total deposits of $22.7 billion were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits at December 31, 2020, compared with total deposits of $24.3 billion, which were comprised of $13.8 billion in brokered deposits and $10.5 billion in retail and other deposits, at December 31, 2019.
Interest bearing deposits as of December 31, 2020 and 2019 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.1 billion of our deposit total as of December 31, 2020, compared with $6.8 billion at December 31, 2019.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $19 million, $18 million, and $13 million in the years ended December 31, 2020, 2019 and 2018, respectively. Fees paid to third-party brokers related to these CDs were $5 million, $28 million, and $26 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Interest bearing deposits at December 31, 2020 and 2019 are summarized as follows:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Deposits (Continued)

	December 31, 2020		December 31, 2019
	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,159,657	0.83%	$9,616,547	2.04%
Savings	907,976	0.55	718,616	1.71
Certificates of deposit	11,597,266	1.34	13,947,743	2.44
Deposits - interest bearing	$22,664,899		$24,282,906
        ___
        (1) Includes the effect of interest rate swaps in effective hedge relationships.
Certificates of deposit remaining maturities are summarized as follows:

	December 31,
	2020	2019
One year or less	$5,728,556	$4,934,933
After one year to two years	3,363,022	4,279,406
After two years to three years	1,603,229	2,807,297
After three years to four years	553,911	1,285,504
After four years to five years	300,346	548,492
After five years	48,202	92,111
Total	$11,597,266	$13,947,743

 As of December 31, 2020 and 2019, there were $571 million and $963 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $50 million and $68 million at December 31, 2020 and 2019, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$692,879	$692,879	$—	$198,159	$198,159
Total unsecured borrowings	—	692,879	692,879	—	198,159	198,159

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,261,233	3,261,233	—	2,629,902	2,629,902
Variable-rate	—	1,235,105	1,235,105	—	1,525,976	1,525,976
Total Private Education Loan term securitizations	—	4,496,338	4,496,338	—	4,155,878	4,155,878
Secured Borrowing Facility	—	—	—	289,230	—	289,230
Total secured borrowings	—	4,496,338	4,496,338	289,230	4,155,878	4,445,108

Total	$—	$5,189,217	$5,189,217	$289,230	$4,354,037	$4,643,267

Short-term Borrowings
Secured Borrowing Facility
On February 19, 2020, we amended our Secured Borrowing Facility to, among other things, increase the amount that can be borrowed under the facility to $2 billion (from $750 million) and extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 17, 2021. On February 17, 2021, we further amended and extended the maturity of our Secured Borrowing Facility such that the revolving period now extends until February 16, 2022.  The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, now ends on February 16, 2023 (or earlier, if certain material adverse events occur). At December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility, and at December 31, 2019, $289 million secured borrowings were outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 25, “Subsequent Events.”
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Borrowings (Continued)

	December 31, 2020		Year Ended December 31, 2020
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate(1)
Short-term borrowings:
Secured Borrowing Facility	$—	—%	$45,820	24.99%
Maximum outstanding at any month end	$289,230

	December 31, 2019		Year Ended December 31, 2019
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Secured Borrowing Facility	$289,230	1.74%	$102,639	4.91%
Maximum outstanding at any month end	$297,800
    ___________
(1)The interest for the non-use fees is calculated based on the Secured Borrowing Facility’s maximum borrowing limit, which increased to $2 billion in 2020.

Long-term Borrowings
Unsecured Debt
On April 5, 2017, we issued at par an unsecured debt offering of $200 million of 5.125 percent Senior Notes due April 5, 2022. At December 31, 2020, the outstanding balance was $199 million.
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2020, the outstanding balance was $494 million.
Secured Financings
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At December 31, 2020, $605 million of our Private Education Loans, including $567 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent. At December 31, 2020, $748 million of our Private Education Loans, including $701 million of principal and $47 million in capitalized interest, were encumbered because of this transaction.
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

A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.92 percent. At December 31, 2020, $377 million of our Private Education Loans, including $355 million of principal and $22 million in capitalized interest, were encumbered because of this transaction.
On June 12, 2019, we executed our $657 million SMB Private Education Loan Trust 2019-B term ABS transaction, which was accounted for as a secured financing. We sold $657 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $655 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.41 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.01 percent. At December 31, 2020, $578 million of our Private Education Loans, including $542 million of principal and $36 million in capitalized interest, were encumbered because of this transaction.
Pre-2019 Transactions
Prior to 2019, we executed a total of $5.8 billion in ABS transactions that were accounted for as secured financings. At December 31, 2020, $3.7 billion of our Private Education Loans, including $3.5 billion of principal and $159 million in capitalized interest, were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2025 to 2053.

	December 31, 2020		Year Ended December 31, 2020	December 31, 2019		Year Ended December 31, 2019
	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating-rate borrowings	$1,235,105	1.09%	$1,432,446	$1,525,976	2.61%	$1,731,675
Fixed-rate borrowings	3,954,112	3.08	3,316,425	2,828,061	3.31	2,752,183
Total long-term borrowings	$5,189,217	2.60%	$4,748,871	$4,354,037	3.07%	$4,483,858

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Borrowings (Continued)

    As of December 31, 2020, the stated maturity and maturity to call date of our brokered deposits and borrowings are summarized below.

	December 31, 2020
	Stated Maturity(1)				Maturity to Call Date
	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total
Year of Maturity
2021	$3,691,601	$—	$612,195	$4,303,796	$3,691,601	$—	$612,195	$4,303,796
2022	2,918,823	200,000	567,540	3,686,363	2,918,823	200,000	567,540	3,686,363
2023	1,536,077	—	605,658	2,141,735	1,536,077	—	605,658	2,141,735
2024	499,112	—	596,843	1,095,955	499,112	—	596,843	1,095,955
2025	270,274	500,000	587,801	1,358,075	270,274	500,000	587,801	1,358,075
2026 and after	47,401	—	1,705,576	1,752,977	47,401	—	1,705,576	1,752,977
	8,963,288	700,000	4,675,613	14,338,901	8,963,288	700,000	4,675,613	14,338,901
Hedge accounting adjustments	108,913	—	—	108,913	108,913	—	—	108,913
Total	$9,072,201	$700,000	$4,675,613	$14,447,814	$9,072,201	$700,000	$4,675,613	$14,447,814

____________
(1)We view our securitization trust debt as long-term based on the contractual maturity dates and projected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2021 include $612 million related to the securitization trust debt.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Borrowings (Continued)

Secured Financings
The following summarizes our secured financings issued in 2019 and 2020:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education Loans:

2019-A	March 2019	$453,000	1-month LIBOR plus 0.92%	4.26
2019-B	June 2019	657,000	1-month LIBOR plus 1.01%	4.41
Total notes issued in 2019		$1,110,000

Total loan and accrued interest amount securitized at inception in 2019		$1,208,963

2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000

Total loan and accrued interest amount securitized at inception in 2020		$1,463,230
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

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$356,967	$6,172,507
Secured Borrowing Facility	—	—	—	—	—	436	436
Total	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$357,403	$6,172,943

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,155,878	$4,155,878	$5,246,986	$145,760	$333,173	$5,725,919
Secured Borrowing Facility	289,230	—	289,230	339,666	8,803	23,832	372,301
Total	$289,230	$4,155,878	$4,445,108	$5,586,652	$154,563	$357,005	$6,098,220
________
(1) Other assets primarily represent accrued interest receivable.

Unconsolidated VIEs
Student Loan Securitizations
Our unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties in the first quarter of 2020. The Company remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and is also the administrator of these trusts. Additionally, we own 5 percent of the securities issued by the trusts in order to meet risk retention requirements. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheet of $86 million as of December 31, 2020.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2020. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Borrowings (Continued)

spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2020 and 2019.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2020 and December 31, 2019, the value of our pledged collateral at the FRB totaled $3.8 billion and $3.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2020 and 2019.

12. Derivative Financial Instruments

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2020, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.3 percent and 4.7 percent, respectively, of our total notional derivative contracts of $8.6 billion at December 31, 2020.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2020 was $(179) million and $19 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Derivative Financial Instruments (Continued)
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2020 and 2019, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $43 million and $52 million, respectively.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $19 million will be reclassified as an increase to interest expense.
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
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2020 and 2019, and their impact on earnings and other comprehensive income for the years ended December 31, 2020, 2019 and 2018.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2020	2019	2020	2019	2020	2019	2020	2019
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$715	$594	$—	$135	$—	$729	$715
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(287)	—	—	(896)	—	(268)	(287)	(1,164)
Total net derivatives		$(287)	$715	$594	$(896)	$135	$(268)	$442	$(449)
  __________
(1)Fair values reported include variation margin as legal settlement of the derivative contract. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Gross position(1)	$729	$715	$(287)	$(1,164)
Impact of master netting agreement	(176)	(519)	176	519
Derivative values with impact of master netting agreements (as carried on balance sheet)	553	196	(111)	(645)
Cash collateral pledged(2)	42,874	52,564	—	—
Net position	$43,427	$52,760	$(111)	$(645)
        __________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Notional Values

Interest rate swaps	$1,018,976	$1,150,518	$4,845,543	$5,031,429	$2,693,364	$3,744,917	$8,557,883	$9,926,864

As of December 31, 2020 and 2019, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019

Deposits	$(4,992,867)	$(5,085,426)	$(154,235)	$(63,148)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2020	2019	2018

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$71,668	$(8,806)	$(11,642)
Hedged items recorded in interest expense	(91,087)	(77,350)	(7,966)
Derivatives recorded in interest expense	91,419	77,177	8,123
Total	$72,000	$(8,979)	$(11,485)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(16,000)	$2,299	$(1,455)
Total	$(16,000)	$2,299	$(1,455)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$10,164	$19,469	$(1,400)
Total	10,164	19,469	(1,400)
Total	$66,164	$12,789	$(14,340)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Years Ended December 31,
	2020	2019	2018
Amount of gain (loss) recognized in other comprehensive income (loss)	$(52,511)	$(36,115)	$10,452
Less: Amount of gain (loss) reclassified in interest expense	(16,000)	2,299	(1,455)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(36,511)	$(38,414)	$11,907

Cash Collateral
As of December 31, 2020, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at December 31, 2020 and 2019, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $43 million and $53 million at December 31, 2020 and 2019, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Stockholders’ Equity
Preferred Stock
At December 31, 2020, we had 2.5 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets is made to holders of our common stock.
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2020, 375 million shares were issued and outstanding and 35 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Dividend and Share Repurchases
In both the years ended December 31, 2020 and 2019, we paid a total common stock dividend of $0.12 per common share, respectively. We did not pay common stock dividends for the year ended December 31, 2018. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
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
The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expired on January 22, 2021, permitted us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. We have utilized all capacity under our 2019 Share Repurchase Program, having repurchased 17 million shares of common stock for $167 million in the year ended December 31, 2019 and 3 million shares of common stock for $33 million in the year ended December 31, 2020.
On January 22, 2020, we announced a new share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received,

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Stockholders’ Equity (Continued)
at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information, see Notes to Consolidated Financial Statements, Note 25, “Subsequent Events.”
On January 27, 2021, we announced a new share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On February 2, 2021, we announced the commencement of a tender offer (the “Tender Offer”) to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share (the “Securities”) or such lesser aggregate purchase price of Securities as are properly tendered and not properly withdrawn, at a single per-Security price not greater than $15.00 nor less than $13.10 per share to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer may be amended from time to time, and will expire, upon the terms and conditions described in the relevant Tender Offer materials filed with the SEC. The results of the Tender Offer will be reflected in the Company’s financial results for the first fiscal quarter of 2021. For additional information, see Notes to Consolidated Financial Statements, Note 25, “Subsequent Events.”
Repurchases under our share repurchase programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2020 Share Repurchase Program and the 2021 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all.
For the year ended December 31, 2018, we only repurchased common stock acquired in connection with taxes withheld resulting from award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2020	2019	2018
Common stock repurchased under repurchase program(1)(2)	47,736,847	16,962,199	—
Average purchase price per share(3)	$9.66	$9.86	$—
Shares repurchased related to employee stock-based compensation plans(4)	1,197,843	1,369,630	3,087,396
Average purchase price per share	$10.93	$10.85	$11.32
Common shares issued(5)	3,129,325	3,743,705	6,392,634

_________
(1)      Common shares purchased under our share repurchase programs. $75 million of capacity under the 2020 Share Repurchase Program remained available as of December 31, 2020.
(2)      For the year ended December 31, 2020, the amount includes 44.9 million shares related to the initial delivery of shares under our accelerated share repurchase agreement, described above.
(3)      Average purchase price per share includes purchase commission costs.
(4)      Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)      Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2020 was $12.39.

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

	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net income	$880,690	$578,276	$487,476
Preferred stock dividends	9,734	16,837	15,640
Net income attributable to SLM Corporation common stock	$870,956	$561,439	$471,836
Denominator:
Weighted average shares used to compute basic EPS	383,705	427,292	435,054
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,490	3,382	4,627
Weighted average shares used to compute diluted EPS	387,195	430,674	439,681

Basic earnings per common share attributable to SLM Corporation	$2.27	$1.31	$1.08

Diluted earnings per common share attributable to SLM Corporation	$2.25	$1.30	$1.07

    __________

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the years ended December 31, 2020, 2019 and 2018, securities covering no shares, no shares and less than one million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2020, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. An amendment to the plan was approved and other material terms of the plan were re-approved by shareholders on June 22, 2017. At December 31, 2020, 13 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to the ESPP was approved by shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 was $36 million, $31 million and $32 million, respectively. As of December 31, 2020, there was $17 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units, performance stock units and ESPP awards, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
Stock Options
Stock options granted prior to 2012 expire 10 years after the grant date. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the Board of Directors.
There were no options granted in the years ended December 31, 2020, 2019 and 2018.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2020.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2019	789,846	$4.75
Granted	—	—
Exercised(2)(3)	(545,971)	4.51
Canceled	(2,200)	3.70
Outstanding at December 31, 2020(4)	241,675	$5.24	0.1 years	$1,727
Exercisable at December 31, 2020	241,675	$5.24	0.1 years	$1,727
    ____________
(1)The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2020 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2020.
(2)The total intrinsic value of options exercised was $3 million, $4 million, and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)No cash was received from option exercises for the year ended December 31, 2020. The actual tax benefit realized for the tax deductions from option exercises totaled less than $1 million for the year ended December 31, 2020.
(4)For net-settled options, gross number is reflected.

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

The following table summarizes restricted stock activity for the year ended December 31, 2020.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	118,789	$9.26
Granted	143,033	7.69
Vested(1)	(118,789)	9.26
Canceled	—	—
Non-vested at December 31, 2020(2)	143,033	$7.69
_________
(1)The total fair value of shares that vested during the years ended December 31, 2020, 2019 and 2018 was $1 million, $1 million and $1 million, respectively.
(2)As of December 31, 2020, there was $1 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Stock-Based Compensation Plans and Arrangements (Continued)
Restricted Stock Units and Performance Stock Units
Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs may be time-vested over three years or vested at grant but subject to transfer restrictions, while PSUs vest based on corporate performance targets at the end of a three-year period.
Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs is based on our stock price at the grant date.
The following table summarizes RSU and PSU activity for the year ended December 31, 2020.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	5,179,217	$11.28
Granted	4,073,495	9.91
Vested and converted to common stock(1)	(2,410,931)	10.79
Canceled	(120,276)	11.05
Outstanding at December 31, 2020(2)	6,721,505	$10.41
__________
(1)The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2020, 2019 and 2018 was $26 million, $27 million and $25 million, respectively.
(2)As of December 31, 2020, there was $16 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.5 years.
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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2020	2019	2018
Risk-free interest rate	0.12%	1.87%	2.44%
Expected volatility	49%	29%	27%
Expected dividend rate	1.76%	1.34%	—%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$1.74	$1.77	$2.32
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
rate at the grant date consistent with the expected life. The dividend yield was zero for the year ended December 31, 2018, as we did not pay dividends on our common stock in 2018.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2020, there was less than $1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2021.
No shares were purchased for the years ended December 31, 2020 and 2019, as our stock price on both July 31, 2020 and 2019 was less than the offering price for the ESPP plan. During the year ended December 31, 2018, plan participants purchased 233,232 shares of our common stock.

16. Fair Value Measurements

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Trading investments	$—	$—	$16,923	$16,923	$—	$—	$—	$—
Available-for-sale investments	—	1,996,634	—	1,996,634	—	487,669	—	487,669
Derivative instruments	—	729	—	729	—	715	—	715
Total	$—	$1,997,363	$16,923	$2,014,286	$—	$488,384	$—	$488,384

Liabilities
Derivative instruments	$—	$(287)	$—	$(287)	$—	$(1,164)	$—	$(1,164)
Total	$—	$(287)	$—	$(287)	$—	$(1,164)	$—	$(1,164)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2020			December 31, 2019
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,124,171	$18,436,968	$3,687,203	$24,988,941	$22,896,515	$2,092,426
FFELP Loans	748,657	735,208	13,449	795,055	783,816	11,239
Personal Loans	—	—	—	1,047,119	983,643	63,476
Credit Cards	12,249	10,967	1,282	3,818	3,818	—
Loans held for sale	3,226,029	2,885,640	340,389	—	—	—
Cash and cash equivalents	4,455,292	4,455,292	—	5,563,877	5,563,877	—
Trading investments	16,923	16,923	—	—	—	—
Available-for-sale investments	1,996,634	1,996,634	—	487,669	487,669	—
Accrued interest receivable	1,527,816	1,387,305	140,511	1,491,471	1,392,725	98,746
Tax indemnification receivable	18,492	18,492	—	27,558	27,558	—
Derivative instruments	729	729	—	715	715	—
Total earning assets	$34,126,992	$29,944,158	$4,182,834	$34,406,223	$32,140,336	$2,265,887
Interest-bearing liabilities:
Money-market and savings accounts	$11,136,560	$11,067,633	$(68,927)	$10,363,691	$10,335,163	$(28,528)
Certificates of deposit	11,799,223	11,597,266	(201,957)	14,065,007	13,947,743	(117,264)
Short-term borrowings	—	—	—	289,230	289,230	—
Long-term borrowings	5,398,309	5,189,217	(209,092)	4,434,323	4,354,037	(80,286)
Accrued interest payable	60,272	60,272	—	75,158	75,158	—
Derivative instruments	287	287	—	1,164	1,164	—
Total interest-bearing liabilities	$28,394,651	$27,914,675	$(479,976)	$29,228,573	$29,002,495	$(226,078)

Excess of net asset fair value over carrying value			$3,702,858			$2,039,809

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Fair Value Measurements (Continued)

Investments
Trading
Investments classified as trading are carried at fair value in the consolidated financial statements. As such, these are level 3 valuations.
Available-for-Sale
Investments classified as available-for-sale are carried at fair value in the consolidated financial statements. Investments in mortgage-backed securities, U.S. government-sponsored enterprises and Treasury securities and Utah Housing Corporation bonds are valued using observable market prices of similar assets. As such, these are level 2 valuations.
Loans Held For Investment and Accrued Interest Receivable
Private Education Loans
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
FFELP Loans, Personal Loans, and Credit Cards
For FFELP Loans, Personal Loans and Credit Cards, the fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate.  As such, these are level 3 valuations.
Loans Held For Sale
Our loans held for sale are accounted for at the lower of cost or market. The fair value was determined by using observable quoted prices for similar assets in our most recent market transactions. These are considered level 2 valuations.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Fair Value Measurements (Continued)

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

17. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Navient (the “Separation and Distribution Agreement”). We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired or will expire within the next year.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Arrangements with Navient Corporation (Continued)
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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

•the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third-parties;

•the allocation among the parties of rights and obligations under insurance policies; and

•the creation of a governance structure by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement are to be managed.

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

Indemnification Obligations

Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•Navient is required to indemnify the Company and the Bank for any liabilities, costs or expenses they may incur arising from any action or threatened action related to the servicing, operations and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2020, the remaining balance of the indemnification receivable related to those uncertain tax positions was $7 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

17.	Arrangements with Navient Corporation (Continued)
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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to an amended loan participation and purchase agreement. The agreement predates the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retained only the right to require the Purchasers to purchase loans whose borrowers had a lending relationship with both the Bank and Navient (“Split Loans”) (at fair value) when the Split Loans either (1) were more than 90 days past due; (2) had been restructured; (3) had been granted a hardship forbearance or more than six months of administrative forbearance; or (4) had a borrower or cosigner who had filed for bankruptcy. In the second quarter of 2018, we sold our remaining $43 million portfolio of Split Loans (both current and non-current loans) to Navient and recognized a net gain of $2 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations and financial position. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

The Bank is subject to the following minimum capital ratios under U.S. Basel III: a Common Equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a Total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4.0 percent. In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent. Failure to maintain the buffer will result in restrictions on the Bank’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers. Including the buffer, the Bank is required to maintain the following capital ratios under U.S. Basel III in order to avoid such restrictions: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0 percent, a Tier 1 risk-based capital ratio of greater than 8.5 percent, and a Total risk-based capital ratio of greater than 10.5 percent.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

As of December 31, 2019:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$1,876,050	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,264,309	12.2%	$2,278,060	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,600,668	13.4%	$2,814,074	>	10.5%
Tier 1 Capital (to Average Assets)	$3,264,309	10.2%	$1,282,642	>	4.0%
________________
(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $579 million and $254 million in dividends to the Company for the years ended December 31, 2020 and 2019, respectively, with the proceeds primarily used to fund the 2020 and 2019 Share Repurchase Programs and stock dividends. The Bank paid no dividends on its common stock for the year ended December 31, 2018. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its repurchase programs.

19. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first 5 percent of contributions for eligible employees. For the years ended December 31, 2020, 2019 and 2018, we contributed $8 million, $7 million and $5 million, respectively, to this plan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2020, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At December 31, 2020, we had a $110 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

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
To date, four other state attorneys general (California, Washington, Pennsylvania, and New Jersey) have filed suits against Navient and one or more of its current subsidiaries related to matters arising from the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. Each complaint asserts in its own fashion that Navient assumed responsibility under the Separation and Distribution Agreement for the alleged conduct in the complaints prior to the Spin-Off. On September 24, 2018, the Washington Attorney General served a third-party subpoena on the Bank calling for the production of certain records. The Bank has responded to the subpoena.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Commitments, Contingencies and Guarantees (Continued)
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.9	3.9	3.8
Business tax credits	(2.2)	(3.5)	(0.5)
Reverse federal impact of indemnification adjustments	0.2	0.3	3.5
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	0.7	(0.1)	(15.9)
Other, net	1.1	0.7	1.0
Effective tax rate	23.7%	22.3%	12.9%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2020 and 2019, respectively; and the reduction in uncertain tax positions related to statute of limitation expirations and the impact of state taxes, net of federal benefit, for the year ended December 31, 2018.
Income tax expense consists of:

	December 31,
	2020	2019	2018
Current provision:
Federal	$172,153	$150,800	$102,516
State	28,387	24,378	32,638
Total current provision	200,540	175,178	135,154
Deferred benefit:
Federal	58,003	(8,240)	(57,076)
State	14,773	(1,474)	(6,225)
Total deferred benefit	72,776	(9,714)	(63,301)
Provision for income tax expense	$273,316	$165,464	$71,853

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

	December 31,
	2020	2019
Deferred tax assets:
Loan reserves	$356,296	$109,369
Stock-based compensation plans	10,914	10,022
Deferred revenue	1,441	1,017
Operating loss carryovers	83	—
Accrued expenses not currently deductible	13,139	12,599
Net unrealized losses	9,047	2,124
Unrecorded tax benefits	6,997	6,049
Market value adjustments on student loans, investments and derivatives	—	—
Other	1,003	874
Total deferred tax assets	398,920	142,054
Deferred tax liabilities:
Fixed assets	11,098	10,475
Acquired intangible assets	7,767	5,453
Market value adjustments on student loans, investments and derivatives	5,651	3,175
Net unrealized gains	—	—
Federal deferred for state receivable	7,456	5,368
Student loan premiums and discounts, net	11,336	3,398
Other	307	285
Total deferred tax liabilities	43,615	28,154
Net deferred tax assets	$355,305	$113,900

Included in operating loss carryovers are state net operating losses of $277 million and $6 million as of December 31, 2020 and 2019, respectively. The Company has recorded a valuation allowance against these net operating losses of $277 million and $6 million, respectively. Also included in operating loss carryovers is a capital loss of $16 million and $0 as of December 31, 2020 and 2019, respectively. The Company has recorded a full valuation allowance against this capital loss. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses and capital losses that management believes is more likely than not to expire prior to being realized.
The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets (other than state net operating loss and capital loss carryovers as outlined above).

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21.	Income Taxes (Continued)
As of December 31, 2020, the state net operating loss carryforwards will begin to expire in 2029 and the capital loss will expire in 2025.
Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2020	2019	2018
Unrecognized tax benefits at beginning of year	$53,509	$52,159	$131,608
Increases resulting from tax positions taken during a prior period	12,723	12,333	4,121
Decreases resulting from tax positions taken during a prior period	(817)	(851)	—
Increases resulting from tax positions taken during the current period	7,815	4,572	3,169
Decreases related to settlements with taxing authorities	(148)	(8,670)	(601)
Reductions related to the lapse of statute of limitations	(9,948)	(6,034)	(86,138)
Unrecognized tax benefits at end of year	$63,134	$53,509	$52,159

As of December 31, 2020, the gross unrecognized tax benefits are $63 million. Included in the $63 million are $56 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2020, 2019 and 2018, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $11 million, $12 million and $14 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $(1) million, $(1) million and $(7) million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2014 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). The Company’s federal income tax return for the year ended December 31, 2015 is currently under audit by the Internal Revenue Service. We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $3 million during the next 12 months due to the expiration of statutes of limitations primarily related to indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. A portion of the tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22. Concentrations of Risk
Our business is primarily focused on helping students and their families save, plan and pay for college. We primarily originate, service and/or collect loans made to students and their families to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States through our Private Education Loan program. Because of this concentration in one industry, we are exposed to credit, legislative/political/reputational, operational, regulatory, liquidity, capital, and interest rate risks associated with the student loan industry.
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

Parent Only Condensed Balance Sheets

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$539,074	$153,508
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,689,027	3,326,578
Income taxes receivables, net	1,835	—
Tax indemnification receivable	18,492	27,558
Due from subsidiaries, net	47,357	42,544
Other assets	2,457	2,579
Total assets	$3,298,242	$3,552,767

Liabilities and Equity
Liabilities
Long-term borrowings	$692,879	$198,159
Income taxes payable, net	—	11,457
Payable due to Navient	8,531	9,064
Other liabilities	33,997	22,251
Total liabilities	735,407	240,931

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 4 million shares issued, respectively, at stated value of $100 per share	251,070	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 456.7 million and 453.6 million shares issued, respectively	91,346	90,720
Additional paid-in capital	1,331,247	1,307,630
Accumulated other comprehensive loss (net of tax benefit of $(10,908) and $(3,995), respectively)	(34,200)	(12,367)
Retained earnings	1,722,365	1,850,512
Total SLM Corporation stockholders’ equity before treasury stock	3,361,828	3,636,495
Less: Common stock held in treasury at cost: 81.4 million and 32.5 million shares, respectively	(798,993)	(324,659)
Total equity	2,562,835	3,311,836
Total liabilities and equity	$3,298,242	$3,552,767

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23.	Parent Only Statements (Continued)
Parent Only Condensed Statements of Income

	Years Ended December 31,
	2020	2019	2018

Interest income	$452	$2,663	$4,693
Interest expense	14,896	11,060	11,059
Net interest loss	(14,444)	(8,397)	(6,366)

Non-interest income (loss)	2,820	(10,856)	(93,176)
Non-interest expenses	57,945	39,423	41,893

Loss before income tax benefit and equity in net income from subsidiaries	(69,569)	(58,676)	(141,435)
Income tax benefit	(11,235)	(25,260)	(96,170)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	939,024	611,692	532,741
Net income	880,690	578,276	487,476
Preferred stock dividends	9,734	16,837	15,640
Net income attributable to SLM Corporation common stock	$870,956	$561,439	$471,836

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23.	Parent Only Statements (Continued)
Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$880,690	$578,276	$487,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(939,024)	(611,692)	(532,741)
Dividends received from Sallie Mae Bank	579,400	254,000	—
Reduction of tax indemnification receivable	9,066	11,649	92,815
Amortization of unsecured debt upfront fees	1,029	811	809
Gain on sale of Upromise subsidiary, net	(11,331)	—	—
Decrease in investment in subsidiaries, net	53,698	2,611	9,495
Decrease in tax indemnification receivable	—	—	35,989
(Increase) decrease in due from subsidiaries, net	(4,813)	6,254	(11,277)
Increase in other assets	(10,504)	(12,999)	(18,040)
Decrease in income taxes payable, net	(13,292)	(25,814)	(123,083)
Decrease in payable due to entity that is a subsidiary of Navient	(533)	(416)	(1,089)
Increase (decrease) in other liabilities	12,874	(5,796)	6,807
Total adjustments	(323,430)	(381,392)	(540,315)
Net cash provided by (used in) operating activities	557,260	196,884	(52,839)

Cash flows from investing activities:
Proceeds from the sale of Upromise subsidiary, net	16,922	—	—
Net cash provided by investing activities	16,922	—	—

Cash flows from financing activities:
Unsecured debt issued	495,000	—	—
Issuance costs for unsecured debt offering	(1,309)	—	—
Repurchase of Series B Preferred Stock	(68,055)	—	—
Common stock dividends paid	(46,351)	(51,114)	—
Preferred stock dividends paid	(9,734)	(16,837)	(15,640)
Common stock repurchased	(558,167)	(167,201)	—
Net cash used in financing activities	(188,616)	(235,152)	(15,640)
Net increase (decrease) in cash and cash equivalents	385,566	(38,268)	(68,479)
Cash and cash equivalents at beginning of year	153,508	191,776	260,255
Cash and cash equivalents at end of year	$539,074	$153,508	$191,776

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

24. Selected Quarterly Financial Information (unaudited)

	2020
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$400,116	$348,775	$364,567	$366,537
Less: provisions for credit losses	61,258	351,887	(3,640)	(316,372)
Net interest income (loss) after provisions for credit losses	338,858	(3,112)	368,207	682,909
Gains (losses) on sales of loans, net	238,935	(369)	(4)	(247)
Gains (losses) on derivative and hedging activities, net	45,672	3,751	(15)	136
Other income	7,487	25,412	9,646	1,043
Total operating expenses	147,298	141,557	127,490	121,743
Total restructuring expenses	—	—	24,127	2,088
Income tax expense (benefit)	121,481	(30,664)	55,189	127,310
Net income (loss)	362,173	(85,211)	171,028	432,700
Preferred stock dividends	3,464	2,478	2,058	1,734
Net income (loss) attributable to SLM Corporation common stock	$358,709	$(87,689)	$168,970	$430,966
Basic earnings (loss) per common share attributable to SLM Corporation(1)	$0.88	$(0.23)	$0.45	$1.15
Diluted earnings (loss) per common share attributable to SLM Corporation(1)	$0.87	$(0.23)	$0.45	$1.13
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.06	$—	$0.03
     ______
(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

24.	Selected Quarterly Financial Information (unaudited) (Continued)

	2019
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$402,281	$396,868	$405,065	$419,101
Less: provisions for credit losses	63,790	93,375	99,526	97,558
Net interest income after provisions for credit losses	338,491	303,493	305,539	321,543
Gains (losses) on derivative and hedging activities, net	2,763	16,736	1,961	(3,635)
Other income (loss)	13,378	2,655	15,280	(211)
Total non-interest expenses	140,147	138,806	153,621	141,679
Income tax expense	56,296	33,801	40,701	34,666
Net income	158,189	150,277	128,458	141,352
Preferred stock dividends	4,468	4,331	4,153	3,885
Net income attributable to SLM Corporation common stock	$153,721	$145,946	$124,305	$137,467
Basic earnings per common share attributable to SLM Corporation(1)	$0.35	$0.34	$0.29	$0.33
Diluted earnings per common share attributable to SLM Corporation(1)	$0.35	$0.34	$0.29	$0.32
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.06	$—	$0.03
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

25. Subsequent Events
2021 Loan Sales and 2021-A Securitization
On January 8, 2021, we sold $3 billion of our Private Education Loans, including $2.8 billion in principal, $185 million in capitalized interest and $15 million in accrued interest to an unaffiliated third party. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans.
On February 9, 2021, we closed an SMB Private Education Loan Trust 2021-A term ABS transaction (the “2021-A Transaction”), in which the unaffiliated third-party sold to the trust approximately $2.5 billion of Private Education Loans that the third-party seller previously purchased from us, as described above. In the 2021-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional approximately $130 million of Private Education Loans. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-A Transaction. In connection with the 2021-A Transaction, we retained a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
Final Settlement of ASR
On January 26, 2021, we completed our ASR with a third-party financial institution and we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information regarding this ASR, see Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity.”
Commencement of Common Stock Cash Tender Offer
On February 2, 2021, we announced the commencement of a tender offer (the “Tender Offer”) to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share (the “Securities”) or such lesser aggregate purchase price of Securities as are properly tendered and not properly withdrawn, at a single per-Security price not greater than $15.00 nor less than $13.10 per share to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer may be amended from time to time, and will expire, upon the terms and conditions described in the relevant Tender Offer materials filed with the SEC. The results of the Tender Offer will be reflected in the Company’s financial results for the first fiscal quarter of 2021.
Amended and Increased Secured Borrowing Facility
On February 17, 2021, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Note 11, “Borrowings.”  The amended Secured Borrowing Facility is a $2 billion Secured Borrowing Facility, under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur).