Form 10-Q
period 2021-03-31
SLM Corp
filed 2021-04-21
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2021, there were 328,351,576 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$6,207,001	$4,455,292
Investments:
Trading investments at fair value (cost of $26,219 and $12,551)	30,594	16,923
Available-for-sale investments at fair value (cost of $2,116,279 and $1,986,957, respectively)	2,115,885	1,996,634
Other investments	79,679	80,794
Total investments	2,226,158	2,094,351
Loans held for investment (net of allowance for losses of $1,179,021 and $1,361,723, respectively)	20,368,287	19,183,143
Loans held for sale	—	2,885,640
Restricted cash	164,708	154,417
Other interest-earning assets	23,592	42,874
Accrued interest receivable	1,264,960	1,387,305
Premises and equipment, net	155,425	154,670
Income taxes receivable, net	169,655	374,706
Tax indemnification receivable	15,678	18,492
Other assets	32,541	19,533
Total assets	$30,628,005	$30,770,423

Liabilities
Deposits	$22,803,143	$22,666,039
Long-term borrowings	4,918,670	5,189,217
Other liabilities	297,728	352,332
Total liabilities	28,019,541	28,207,588

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 431.1 million and 456.7 million shares issued, respectively	86,211	91,346
Additional paid-in capital	1,052,904	1,331,247
Accumulated other comprehensive loss (net of tax benefit of ($7,680) and ($10,908), respectively)	(24,077)	(34,200)
Retained earnings	2,350,986	1,722,365
Total SLM Corporation stockholders’ equity before treasury stock	3,717,094	3,361,828
Less: Common stock held in treasury at cost: 102.7 million and 81.4 million shares, respectively	(1,108,630)	(798,993)
Total equity	2,608,464	2,562,835
Total liabilities and equity	$30,628,005	$30,770,423

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$431,804	$555,277
Investments	2,728	2,517
Cash and cash equivalents	1,626	17,139
Total interest income	436,158	574,933
Interest expense:
Deposits	66,598	135,112
Interest expense on short-term borrowings	3,202	4,217
Interest expense on long-term borrowings	35,244	35,488
Total interest expense	105,044	174,817
Net interest income	331,114	400,116
Less: provisions for credit losses	(225,767)	61,258
Net interest income after provisions for credit losses	556,881	338,858
Non-interest income:
Gains on sales of loans, net	399,111	238,935
Gains on derivatives and hedging activities, net	28	45,672
Other income	14,288	7,487
Total non-interest income	413,427	292,094
Non-interest expenses:
Operating expenses:
Compensation and benefits	71,581	84,222
FDIC assessment fees	5,188	8,890
Other operating expenses	47,730	54,186
Total operating expenses	124,499	147,298
Restructuring expenses	1,077	—
Total non-interest expenses	125,576	147,298
Income before income tax expense	844,732	483,654
Income tax expense	203,525	121,481
Net income	641,207	362,173
Preferred stock dividends	1,201	3,464
Net income attributable to SLM Corporation common stock	$640,006	$358,709
Basic earnings per common share attributable to SLM Corporation	$1.77	$0.88
Average common shares outstanding	361,042	409,786
Diluted earnings per common share attributable to SLM Corporation	$1.75	$0.87
Average common and common equivalent shares outstanding	366,240	412,755
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.03

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$641,207	$362,173
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(10,071)	4,803
Unrealized gains (losses) on cash flow hedges	23,423	(45,694)
Total unrealized gains (losses)	13,352	(40,891)
Income tax (expense) benefit	(3,229)	9,984
Other comprehensive income (loss), net of tax (expense) benefit	10,123	(30,907)
Total comprehensive income	$651,330	$331,266

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Balance at January 1, 2020	4,000,000	453,599,926	(32,506,562)	421,093,364	400,000	90,720	1,307,630	(12,367)	897,873	(324,659)	2,359,197
Net income	—	—	—	—	—	—	—	—	362,173	—	362,173
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(30,907)	—	—	(30,907)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	331,266
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	—	—	—	(12,595)	—	(12,595)
Preferred Stock, Series B ($0.87 per share)	—	—	—	—	—	—	—	—	(3,464)	—	(3,464)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	265	—	(265)	—	—
Issuance of common shares	—	2,837,562	—	2,837,562	—	568	2,304	—	—	—	2,872
Stock-based compensation expense	—	—	—	—	—	—	13,610	—	—	—	13,610
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,105,119)	(1,105,119)	—	—	—	—	—	(12,136)	(12,136)
Balance at March 31, 2020	4,000,000	456,437,488	(81,348,528)	375,088,960	$400,000	$91,288	$1,226,886	$(43,274)	$1,243,722	$(798,039)	$2,120,583

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	641,207	—	641,207
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,123	—	—	10,123
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	651,330
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	—	—	—	(10,906)	—	(10,906)
Preferred Stock, Series B ($0.48 per share)	—	—	—	—	—	—	—	—	(1,201)	—	(1,201)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	463	—	(479)	—	(16)
Issuance of common shares	—	2,826,387	—	2,826,387	—	565	1,496	—	—	—	2,061
Stock-based compensation expense	—	—	—	—	—	—	11,124	—	—	—	11,124
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,110)	—	—	—	(471,810)
Common stock repurchased	—	—	(20,200,370)	(20,200,370)	—	—	174,684	—	—	(295,324)	(120,640)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,059,980)	(1,059,980)	—	—	—	—	—	(14,313)	(14,313)
Balance at March 31, 2021	2,510,696	431,053,178	(102,701,602)	328,351,576	$251,070	$86,211	$1,052,904	$(24,077)	$2,350,986	$(1,108,630)	$2,608,464

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$641,207	$362,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	(225,767)	61,258
Income tax expense	203,525	121,481
Amortization of brokered deposit placement fee	4,307	5,193
Amortization of Secured Borrowing Facility upfront fee	773	526
Amortization of deferred loan origination costs and loan premium/(discounts), net	4,016	12,241
Net amortization of discount on investments	2,161	610
Unrealized gain on investments	—	1,191
Reduction (increase) in tax indemnification receivable	2,814	(169)
Depreciation of premises and equipment	3,715	3,855
Stock-based compensation expense	11,124	13,610
Unrealized (gains) losses on derivatives and hedging activities, net	10,872	(43,195)
Gains on sales of loans, net	(399,111)	(238,935)
Other adjustments to net income, net	2,578	1,574
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(183,168)	(236,282)
Increase in non-marketable securities	(317)	—
Decrease (increase) in other interest-earning assets	19,282	(40,404)
Increase in other assets	(51,667)	(32,874)
Decrease in income taxes payable, net	(270)	(710)
(Decrease) increase in accrued interest payable	(9,081)	18,610
Increase in other liabilities	8,759	134,661
Total adjustments	(595,455)	(217,759)
Total net provided by operating activities	45,752	144,414
Investing activities
Loans acquired and originated	(2,076,635)	(2,310,173)
Net proceeds from sales of loans held for investment	3,436,391	3,283,408
Proceeds from claim payments	4,602	11,314
Net decrease in loans held for investment	1,021,353	1,177,589
Purchases of available-for-sale securities	(200,716)	(62,752)
Proceeds from sales and maturities of available-for-sale securities	205,367	18,836
Total net cash provided by investing activities	2,390,362	2,118,222
Financing activities
Brokered deposit placement fee	—	(1,762)
Net (decrease) increase in certificates of deposit	(686,344)	69,971
Net increase (decrease) in other deposits	850,408	(55,044)
Borrowings collateralized by loans in securitization trusts - issued	—	633,532
Borrowings collateralized by loans in securitization trusts - repaid	(272,123)	(281,086)
Issuance costs for unsecured debt offering	(325)	—
Repayment of borrowings under Secured Borrowing Facility	—	(289,230)
Fees paid on Secured Borrowing Facility	(2,833)	(3,183)
Common stock dividends paid	(10,906)	(12,595)
Preferred stock dividends paid	(1,201)	(3,464)
Common stock repurchased	(550,790)	(558,167)
Net cash used in financing activities	(674,114)	(501,028)
Net increase in cash, cash equivalents and restricted cash	1,762,000	1,761,608

Cash, cash equivalents and restricted cash at beginning of period	4,609,709	5,720,760
Cash, cash equivalents and restricted cash at end of period	$6,371,709	$7,482,368
Cash disbursements made for:
Interest	$76,491	$151,017
Income taxes paid	$887	$3,630
Income taxes refunded	$(1,049)	$(2,890)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$6,207,001	$7,292,929
Restricted cash	164,708	189,439
Total cash, cash equivalents and restricted cash	$6,371,709	$7,482,368
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
From time to time we sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2021 and December 31, 2020, we had $31 million and $17 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

	March 31, 2021
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$348,080	$—	$3,492	$(6,545)	$345,027
Utah Housing Corporation bonds	8,375	—	80	(15)	8,440
U.S. government-sponsored enterprises and Treasuries	1,560,848	—	2,581	(146)	1,563,283
Other securities	198,976	—	769	(610)	199,135
Total	$2,116,279	$—	$6,922	$(7,316)	$2,115,885

	December 31, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$308,913	$—	$6,095	$(134)	$314,874
Utah Housing Corporation bonds	12,357	—	210	—	12,567
U.S. government-sponsored enterprises	1,596,890	—	3,395	—	1,600,285
Other securities	68,797	—	462	(351)	68,908
Total	$1,986,957	$—	$10,162	$(485)	$1,996,634

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2021:
Mortgage-backed securities	$(6,545)	$242,386	$—	$—	$(6,545)	$242,386
Utah Housing Corporation bonds	(15)	4,357	—	—	(15)	4,357
U.S. government-sponsored enterprises and Treasuries	(146)	114,870	—	—	(146)	114,870
Other securities	(339)	89,603	(271)	12,776	(610)	102,379
Total	$(7,045)	$451,216	$(271)	$12,776	$(7,316)	$463,992

As of December 31, 2020:
Mortgage-backed securities	$(134)	$46,011	$—	$—	$(134)	$46,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—
Other securities	(351)	30,441	—	—	(351)	30,441
Total	$(485)	$76,452	$—	$—	$(485)	$76,452

At March 31, 2021 and December 31, 2020, 40 of 175 and 14 of 163, respectively, of our available-for-sale debt securities were in an unrealized loss position.
Impairment
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Standard and Poor’s or AA+ by Moody’s Investors Service. The decline in value from December 31, 2020 to March 31, 2021 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
From time to time we sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of March 31, 2021, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2021	$293,759	$294,232
2022	1,018,268	1,019,960
2023	148,822	149,166
2024	100,000	99,925
2038	76	88
2039	1,601	1,773
2042	4,201	4,206
2043	7,415	7,711
2044	10,133	10,610
2045	8,870	9,179
2046	14,414	14,797
2047	18,646	18,992
2048	4,362	4,545
2049	36,368	37,683
2050	174,919	170,740
2051	75,449	73,143
2053	134,414	134,289
2054	64,562	64,846
Total	$2,116,279	$2,115,885

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $786 million and $815 million par value of securities pledged to this borrowing facility at March 31, 2021 and December 31, 2020, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer.  As of March 31, 2021 and December 31, 2020, our total investment in these securities was $26 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low income housing tax credit (“LIHTC”), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits. Total carrying value of the LIHTC investments was $52 million at March 31, 2021 and $54 million at December 31, 2020. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $15 million at March 31, 2021 and $19 million at December 31, 2020.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at March 31, 2021 and $6 million at December 31, 2020. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, Personal Loans, and Credit Cards. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Credit Cards” to refer to our suite of Credit Cards with bonus rewards. We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. In the third quarter of 2020, we sold our entire Personal Loan portfolio.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or another index in the future. As of March 31, 2021 and December 31, 2020, 54 percent and 55 percent, respectively, of all of our Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first quarter of 2021, we recognized a $399 million gain from the sale of approximately $3.16 billion of our Private Education Loans, including $2.97 billion of principal and $193 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
servicing agreements executed in connection with the sales. For additional information see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”
Loans held for investment are summarized as follows:

	March 31,	December 31,
	2021	2020
Private Education Loans:
Fixed-rate	$9,504,760	$8,950,216
Variable-rate	11,237,080	10,779,121
Total Private Education Loans, gross	20,741,840	19,729,337
Deferred origination costs and unamortized premium/(discount)	64,468	63,475
Allowance for credit losses	(1,173,375)	(1,355,844)
Total Private Education Loans, net	19,632,933	18,436,968

FFELP Loans	727,664	737,593
Deferred origination costs and unamortized premium/(discount)	1,954	1,993
Allowance for credit losses	(4,318)	(4,378)
Total FFELP Loans, net	725,300	735,208

Credit Cards (fixed-rate)	11,309	12,238
Deferred origination costs and unamortized premium/(discount)	73	230
Allowance for credit losses	(1,328)	(1,501)
Total Credit Cards, net	10,054	10,967

Loans held for investment, net	$20,368,287	$19,183,143

The estimated weighted average life of education loans in our portfolio was approximately 4.6 years and 5.4 years at March 31, 2021 and December 31, 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	March 31,
	2021		2020
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,984,491	8.22%	$23,502,844	8.86%
FFELP Loans	734,289	3.41	776,326	4.29
Personal Loans	—	—	973,671	12.11
Credit Cards	11,841	0.78	5,286	(4.72)
Total portfolio	$21,730,621		$25,258,127

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
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At March 31, 2021, $784 million of Private Education Loans were granted this extended period of time. See Note 5, “Allowance for Credit Losses — Delinquencies — Private Education Loans Held for Investment” for an additional breakout of these loans.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our Graduated Repayment Plan (“GRP”), which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically, we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and interactive voice response. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended, we reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we can be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the planned credit administration practices changes in the third quarter of 2021. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2021 and December 31, 2020, 8.1 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
4. Loans Held for Sale
We had no loans held for sale and $2.9 billion in loans held for sale at March 31, 2021 and December 31, 2020, respectively. At December 31, 2020, we reversed $206 million through the provisions for credit losses for the allowance related to those loans held for sale, when the loans were transferred from held for investment to held for sale.
During the first quarter of 2021, we sold $3.16 billion of our Private Education Loans, including $2.97 billion of principal and $193 million in capitalized interest, to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $399 million in the first quarter of 2021. For additional information, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment,” and Note 8, “Borrowings.”

5. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime losses expected to be incurred in the loan portfolios. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses 2020 — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses, and — Allowance for Credit Card Loans” in our 2020 Form 10-K for a more detailed discussion.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

	Allowance for Credit Losses
	Three Months Ended March 31, 2021
	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	126,880	—	126,880
Provisions:
Provision for current period	29	(254,942)	(86)	(254,999)
Loan sale reduction to provision	—	(8,858)	—	(8,858)
Loan transfer from held-for-sale	—	1,887	—	1,887
Total provisions(2)	29	(261,913)	(86)	(261,970)
Net charge-offs:
Charge-offs	(89)	(55,139)	(88)	(55,316)
Recoveries	—	7,703	1	7,704
Net charge-offs	(89)	(47,436)	(87)	(47,612)
Loan sales	—	—	—	—
Ending Balance	$4,318	$1,173,375	$1,328	$1,179,021
Allowance:
Ending balance: individually evaluated for impairment	$—	$95,536	$—	$95,536
Ending balance: collectively evaluated for impairment	$4,318	$1,077,839	$1,328	$1,083,485
Loans:
Ending balance: individually evaluated for impairment	$—	$1,225,604	$—	$1,225,604
Ending balance: collectively evaluated for impairment	$727,664	$19,516,236	$11,309	$20,255,209
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.06%	1.29%	2.92%
Allowance as a percentage of the ending total loan balance	0.59%	5.66%	11.74%
Allowance as a percentage of the ending loans in repayment(3)	0.80%	7.94%	11.74%
Allowance coverage of net charge-offs (annualized)	12.13	6.18	3.82
Ending total loans, gross	$727,664	$20,741,840	$11,309
Average loans in repayment(3)	$554,510	$14,743,508	$11,909
Ending loans in repayment(3)	$540,903	$14,777,939	$11,309
____________
(1) See Note 6, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(261,913)
Provisions for unfunded loan commitments	36,203
Total Private Education Loan provisions for credit losses	(225,710)

Other impacts to the provisions for credit losses:
FFELP Loans	29
Credit Cards	(86)
Total	(57)
Provisions for credit losses reported in consolidated statements of income	$(225,767)

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Three Months Ended March 31, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	142,075	—	—	142,075
Provisions:
Provision for current period	37	143,862	25,318	291	169,508
Loan sale reduction to provision	—	(161,793)	—	—	(161,793)
Total provisions(2)	37	(17,931)	25,318	291	7,715
Net charge-offs:
Charge-offs	(226)	(51,469)	(19,247)	(7)	(70,949)
Recoveries	—	7,976	1,542	—	9,518
Net charge-offs	(226)	(43,493)	(17,705)	(7)	(61,431)
Ending Balance	$4,296	$1,515,781	$152,673	$574	$1,673,324
Allowance:
Ending balance: individually evaluated for impairment	$—	$150,822	$—	$—	$150,822
Ending balance: collectively evaluated for impairment	$4,296	$1,364,959	$152,673	$574	$1,522,502
Loans:
Ending balance: individually evaluated for impairment	$—	$1,518,763	$—	$—	$1,518,763
Ending balance: collectively evaluated for impairment	$766,954	$20,107,984	$899,704	$7,234	$21,781,876
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.15%	1.05%	7.27%	0.52%
Allowance as a percentage of the ending total loan balance	0.56%	7.01%	16.97%	7.93%
Allowance as a percentage of the ending loans in repayment(3)	0.74%	10.11%	16.97%	7.93%
Allowance coverage of net charge-offs (annualized)	4.75	8.71	2.16	20.50
Ending total loans, gross	$766,954	$21,626,747	$899,704	$7,234
Average loans in repayment(3)	$600,534	$16,521,356	$973,772	$5,364
Ending loans in repayment(3)	$581,997	$14,988,345	$899,704	$7,234
____________
(1) See Note 6, “Unfunded Loan Commitments,” for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(17,931)
Provisions for unfunded loan commitments	53,543
Total Private Education Loan provisions for credit losses	35,612

Other impacts to the provisions for credit losses:
Personal Loans	25,318
FFELP Loans	37
Credit Cards	291
Total	25,646
Provisions for credit losses reported in consolidated statements of income	$61,258

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
Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At both January 1, 2020 (the initial adoption date of the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or “CECL”), and March 31, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the current quarter decreased by $287 million compared with the year-ago quarter. During the first quarter of 2021, the provisions for credit losses line item was primarily affected by improvements in the economic forecasts coupled with a benefit from faster forecasted prepayment speeds. These benefits were offset by additional provision from the new loan commitments made during the first quarter of 2021. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. To address this fundamental change, we increased our long-term expectations of prepayment speeds.

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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2021 and March 31, 2020, 8.1 percent and 8.5 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of both March 31, 2021 and December 31, 2020, approximately 47 percent of TDRs were classified as such due to their forbearance status. For additional information, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Loan Losses 2020,” and Note 7, “Allowance for Credit Losses” in our 2020 Form 10-K.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)
At March 31, 2021 and December 31, 2020, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2021
TDR Loans	$1,263,651	$1,225,604	$95,536

December 31, 2020
TDR Loans	$1,312,805	$1,274,590	$104,265

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,288,333	$21,489	$1,615,764	$26,488

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans. For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the Federal Financial Institutions Examination Council (“FFIEC”).

	March 31,		December 31,
	2021		2020
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$93,850		$88,750
TDR loans in forbearance(2)	68,609		76,704
TDR loans in repayment(3) and percentage of each status:
Loans current	966,201	90.9%	971,880	87.7%
Loans delinquent 30-59 days(4)	39,541	3.7	59,249	5.3
Loans delinquent 60-89 days(4)	29,892	2.8	43,576	3.9
Loans 90 days or greater past due(4)	27,511	2.6	34,431	3.1
Total TDR loans in repayment(3)	1,063,145	100.0%	1,109,136	100.0%
Total TDR loans, gross	$1,225,604		$1,274,590
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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$3,717	$17,948	$4,869	$132,815	$19,375	$30,725

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Credit Quality Indicators
	March 31, 2021
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$640,909	$3,954,261	$3,331,066	$2,431,585	$2,137,418	$5,799,561	$18,294,800	88%
Without cosigner	109,163	623,156	531,211	359,769	259,981	563,760	2,447,040	12
Total	$750,072	$4,577,417	$3,862,277	$2,791,354	$2,397,399	$6,363,321	$20,741,840	100%

FICO at Origination(2):
Less than 670	$46,437	$253,657	$283,992	$217,921	$189,704	$505,347	$1,497,058	7%
670-699	103,191	607,789	576,077	423,618	388,607	1,061,435	3,160,717	15
700-749	243,607	1,472,919	1,260,902	921,338	799,597	2,138,263	6,836,626	33
Greater than or equal to 750	356,837	2,243,052	1,741,306	1,228,477	1,019,491	2,658,276	9,247,439	45
Total	$750,072	$4,577,417	$3,862,277	$2,791,354	$2,397,399	$6,363,321	$20,741,840	100%

FICO Refreshed(2)(3):
Less than 670	$64,349	$313,569	$325,235	$290,041	$283,988	$952,223	$2,229,405	11%
670-699	107,242	573,430	473,331	322,446	271,224	707,135	2,454,808	12
700-749	241,091	1,442,851	1,186,242	813,884	684,467	1,715,802	6,084,337	29
Greater than or equal to 750	337,390	2,247,567	1,877,469	1,364,983	1,157,720	2,988,161	9,973,290	48
Total	$750,072	$4,577,417	$3,862,277	$2,791,354	$2,397,399	$6,363,321	$20,741,840	100%

Seasoning(4):
1-12 payments	$419,655	$2,510,639	$426,229	$396,679	$392,391	$718,899	$4,864,492	24%
13-24 payments	—	267,856	2,034,191	254,139	221,863	599,435	3,377,484	16
25-36 payments	—	—	146,616	1,343,321	250,078	581,741	2,321,756	11
37-48 payments	—	—	—	93,298	978,808	618,454	1,690,560	8
More than 48 payments	—	—	—	—	64,660	3,029,214	3,093,874	15
Not yet in repayment	330,417	1,798,922	1,255,241	703,917	489,599	815,578	5,393,674	26
Total	$750,072	$4,577,417	$3,862,277	$2,791,354	$2,397,399	$6,363,321	$20,741,840	100%

2021 Current period(5) gross charge-offs	$(6)	$(911)	$(4,483)	$(8,116)	$(8,793)	$(32,830)	$(55,139)
2021 Current period(5) recoveries	—	43	452	1,009	1,133	5,066	7,703
2021 Current period(5) net charge-offs	$(6)	$(868)	$(4,031)	$(7,107)	$(7,660)	$(27,764)	$(47,436)

Total accrued interest by origination vintage	$8,317	$147,329	$291,579	$258,813	$206,734	$335,703	$1,248,475
         ______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2021.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2021 through March 31, 2021.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment Credit Quality Indicators
	December 31, 2020
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	2015 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$2,915,328	$3,467,219	$2,556,400	$2,262,635	$1,977,952	$4,198,748	$17,378,282	88%
Without cosigner	527,437	559,629	384,111	277,159	211,270	391,449	2,351,055	12
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO at Origination(2):
Less than 670	$195,214	$290,711	$225,276	$197,948	$162,413	$369,609	$1,441,171	7%
670-699	464,785	594,950	441,357	407,394	351,303	771,477	3,031,266	16
700-749	1,111,373	1,310,390	967,802	846,983	740,028	1,533,517	6,510,093	33
Greater than or equal to 750	1,671,393	1,830,797	1,306,076	1,087,469	935,478	1,915,594	8,746,807	44
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO Refreshed(2)(3):
Less than 670	$240,154	$331,229	$301,784	$298,195	$293,077	$734,599	$2,199,038	11%
670-699	438,665	493,135	336,966	283,906	231,759	504,779	2,289,210	12
700-749	1,102,666	1,248,806	871,677	734,222	603,160	1,220,468	5,780,999	29
Greater than or equal to 750	1,661,280	1,953,678	1,430,084	1,223,471	1,061,226	2,130,351	9,460,090	48
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

Seasoning(4):
1-12 payments	$2,068,517	$600,038	$469,143	$472,258	$381,197	$507,343	$4,498,496	23%
13-24 payments	163	2,096,635	383,977	223,332	217,379	425,345	3,346,831	17
25-36 payments	—	—	1,353,567	370,250	181,940	439,337	2,345,094	12
37-48 payments	—	—	—	965,476	351,433	402,552	1,719,461	9
More than 48 payments	—	—	—	—	729,510	2,310,905	3,040,415	15
Not yet in repayment	1,374,085	1,330,175	733,824	508,478	327,763	504,715	4,779,040	24
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

2020 gross charge-offs(5)	$(1,087)	$(10,940)	$(27,000)	$(35,851)	$(36,416)	$(94,032)	$(205,326)
2020 recoveries(5)	42	636	2,274	3,585	4,284	13,200	24,021
2020 net charge-offs(5)	$(1,045)	$(10,304)	$(24,726)	$(32,266)	$(32,132)	$(80,832)	$(181,305)

Total accrued interest by origination vintage	$90,438	$265,688	$252,251	$209,178	$141,094	$210,247	$1,168,896

______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)For period from January 1, 2020 through December 31, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)
Delinquencies - Private Education Loans Held for Investment

The following tables provide information regarding the loan status of our Private Education Loans, held for investment, by year of origination. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans while they are in forbearance). For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the FFIEC.

	Private Education Loans Held for Investment Delinquencies by Origination Vintage
	March 31, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total

Loans in-school/grace/deferment(1)(2)	$330,417	$1,798,922	$1,255,241	$703,917	$489,599	$815,578	$5,393,674
Loans in forbearance(1)(3)	1,186	21,471	89,409	93,513	103,807	260,841	570,227
Loans in repayment(1):
Loans current	418,103	2,747,747	2,491,380	1,955,468	1,755,863	5,102,866	14,471,427
Loans delinquent 30-59 days(4)	366	6,587	14,015	19,145	24,043	88,587	152,743
Loans delinquent 60-89 days(4)	—	1,747	7,654	11,064	13,166	52,759	86,390
Loans 90 days or greater past due(4)	—	943	4,578	8,247	10,921	42,690	67,379
Total Private Education Loans in repayment	418,469	2,757,024	2,517,627	1,993,924	1,803,993	5,286,902	14,777,939
Total Private Education Loans, gross	750,072	4,577,417	3,862,277	2,791,354	2,397,399	6,363,321	20,741,840
Private Education Loans deferred origination costs and unamortized premium/(discount)	5,487	19,922	12,925	7,977	6,153	12,004	64,468
Total Private Education Loans	755,559	4,597,339	3,875,202	2,799,331	2,403,552	6,375,325	20,806,308
Private Education Loans allowance for losses	(35,515)	(252,247)	(239,917)	(169,296)	(140,894)	(335,506)	(1,173,375)
Private Education Loans, net	$720,044	$4,345,092	$3,635,285	$2,630,035	$2,262,658	$6,039,819	$19,632,933

Percentage of Private Education Loans in repayment	55.8%	60.2%	65.2%	71.4%	75.2%	83.1%	71.2%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.1%	0.3%	1.0%	1.9%	2.7%	3.5%	2.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.3%	0.8%	3.4%	4.5%	5.4%	4.7%	3.7%
_______
(1)For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At March 31, 2021, the loans in the “in-school/grace/deferment” category above include $273 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in forbearance” category above include $29 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in repayment” category above include $482 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment Delinquencies by Origination Vintage
	December 31, 2020
	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)(2)	$1,374,085	$1,330,175	$733,824	$508,478	$327,763	$504,715	$4,779,040
Loans in forbearance(1)(3)	16,159	92,677	110,319	118,946	109,073	198,302	645,476
Loans in repayment(1):
Loans current	2,043,033	2,573,228	2,045,012	1,850,539	1,685,572	3,701,564	13,898,948
Loans delinquent 30-59 days(4)	6,400	16,983	26,934	30,771	33,040	91,400	205,528
Loans delinquent 60-89 days(4)	2,628	9,143	15,026	18,121	19,064	55,661	119,643
Loans 90 days or greater past due(4)	460	4,642	9,396	12,939	14,710	38,555	80,702
Total Private Education Loans in repayment	2,052,521	2,603,996	2,096,368	1,912,370	1,752,386	3,887,180	14,304,821
Total Private Education Loans, gross	3,442,765	4,026,848	2,940,511	2,539,794	2,189,222	4,590,197	19,729,337
Private Education Loans deferred origination costs and unamortized premium/(discount)	21,129	13,933	8,671	6,708	5,721	7,313	63,475
Total Private Education Loans	3,463,894	4,040,781	2,949,182	2,546,502	2,194,943	4,597,510	19,792,812
Private Education Loans allowance for losses	(210,875)	(298,776)	(218,136)	(184,265)	(150,150)	(293,642)	(1,355,844)
Private Education Loans, net	$3,253,019	$3,742,005	$2,731,046	$2,362,237	$2,044,793	$4,303,868	$18,436,968

Percentage of Private Education Loans in repayment	59.6%	64.7%	71.3%	75.3%	80.0%	84.7%	72.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	1.2%	2.4%	3.2%	3.8%	4.8%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.8%	3.4%	5.0%	5.9%	5.9%	4.9%	4.3%

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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest

March 31, 2021	$1,248,475	$3,695	$4,405
December 31, 2020	$1,168,895	$4,354	$4,467

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
6. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K for additional information.
At March 31, 2021, we had $457 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2020/2021 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Three Months Ended March 31,
	2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$110,044	$1,673,018	$2,481	$1,910,603
Day 1 adjustment for the adoption of CECL	—	—	115,758	—
Balance at January 1	110,044	1,673,018	118,239	1,910,603
Provision/New commitments - net(1)	40,197	843,161	49,561	834,946
Other provision items	(3,994)	—	3,982	—
Transfer - funded loans(2)	(126,880)	(2,058,726)	(142,075)	(2,295,742)
Ending Balance	$19,367	$457,453	$29,707	$449,807
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
7. Deposits

The following table summarizes total deposits at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Deposits - interest bearing	$22,801,323	$22,664,899
Deposits - non-interest bearing	1,820	1,140
Total deposits	$22,803,143	$22,666,039

Our total deposits of $22.8 billion were comprised of $12.1 billion in brokered deposits and $10.7 billion in retail and other deposits at March 31, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of March 31, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.9 billion and $7.1 billion of our deposit total as of March 31, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended March 31, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were none and $2 million for the three months ended March 31, 2021 and 2020, respectively.
Interest bearing deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021		December 31, 2020
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,951,595	0.68%	$10,159,657	0.83%
Savings	955,547	0.42	907,976	0.55
Certificates of deposit	10,894,181	1.24	11,597,266	1.34
Deposits - interest bearing	$22,801,323		$22,664,899
____________
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2021, and December 31, 2020, there were $751 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $61 million and $50 million at March 31, 2021 and December 31, 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2020 Form 10-K. The following table summarizes our borrowings at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$693,099	$693,099	$—	$692,879	$692,879
Total unsecured borrowings	—	693,099	693,099	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,109,329	3,109,329	—	3,261,233	3,261,233
Variable-rate	—	1,116,242	1,116,242	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,225,571	4,225,571	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,225,571	4,225,571	—	4,496,338	4,496,338
Total	$—	$4,918,670	$4,918,670	$—	$5,189,217	$5,189,217

Short-term Borrowings
Secured Borrowing Facility
On February 17, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur). At both March 31, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)

Long-term Borrowings
Secured Financings at Issuance
The following summarizes our secured financings issued in 2020 and in 2021 through March 31, 2021:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:

2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000

Total loan and accrued interest amount securitized at inception in 2020(2)		$1,463,230
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At March 31, 2021, $1.29 billion of our Private Education Loans, including $1.20 billion of principal and $86 million in capitalized interest, were encumbered related to these transactions.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

	March 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,225,571	$4,225,571	$5,343,243	$164,708	$355,949	$5,863,900
Secured Borrowing Facility	—	—	—	—	—	2,496	2,496
Total	$—	$4,225,571	$4,225,571	$5,343,243	$164,708	$358,445	$5,866,396
____
(1) Other assets primarily represent accrued interest receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$356,967	$6,172,507
Secured Borrowing Facility	—	—	—	—	—	436	436
Total	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$357,403	$6,172,943
____
(1) Other assets primarily represent accrued interest receivable.

Unconsolidated VIEs
Private Education Loan Securitizations
Our unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties in the first quarters of 2020 and 2021. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own 5 percent of the securities issued by the trusts to meet risk retention requirements.
2021-A Transaction
On February 9, 2021, we closed an SMB Private Education Loan Trust 2021-A term ABS transaction (the “2021-A Transaction”), in which the unaffiliated third-party sold to the trust approximately $2.5 billion of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $130 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-A Transaction and we recorded an $18 million gain on sale associated with this transaction. In connection with the 2021-A Transaction settlement, we retained a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2021			December 31, 2020
	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$199,135	$30,594	$229,729	$68,908	$16,923	$85,831
____
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $3.2 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2021 or in the year ended December 31, 2020.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
9. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2020 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2021, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.6 percent and 4.4 percent, respectively, of our total notional derivative contracts of $8.6 billion at March 31, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2021 was $(157) million and $15 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $24 million and $43 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2021 and December 31, 2020, and their impact on earnings and other comprehensive income for the three months ended March 31, 2021 and March 31, 2020. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2020 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2021	2020	2021	2020	2021	2020	2021	2020
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$809	$—	$245	$594	$—	$135	$1,054	$729
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(287)	—	—	(451)	—	(451)	(287)
Total net derivatives		$809	$(287)	$245	$594	$(451)	$135	$603	$442
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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Gross position(1)	$1,054	$729	$(451)	$(287)
Impact of master netting agreement	(451)	(176)	451	176
Derivative values with impact of master netting agreements (as carried on balance sheet)	603	553	—	(111)
Cash collateral pledged(2)	23,592	42,874	—	—
Net position	$24,195	$43,427	$—	$(111)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Notional Values

Interest rate swaps	$1,535,718	$1,018,976	$4,637,654	$4,845,543	$2,393,364	$2,693,364	$8,566,736	$8,557,883

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020

Deposits	$(4,754,979)	$(4,992,867)	$(122,959)	$(154,235)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended March 31,
	2021	2020

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$22,610	$4,623
Hedged items recorded in interest expense	31,275	(143,248)
Derivatives recorded in interest expense	(31,251)	144,183
Total	$22,634	$5,558

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(5,269)	$(1,528)
Total	$(5,269)	$(1,528)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(10,864)	$42,312
Total	(10,864)	42,312
Total	$6,501	$46,342

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
	2021	2020

Amount of gain (loss) recognized in other comprehensive income (loss)	$18,154	$(47,222)
Less: amount of gain (loss) reclassified in interest expense	(5,269)	(1,528)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$23,423	$(45,694)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $20 million will be reclassified as an increase to interest expense.
Cash Collateral
As of March 31, 2021, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at March 31, 2021 and December 31, 2020, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $24 million and $43 million at March 31, 2021 and December 31, 2020, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2021	2020
Common stock repurchased under repurchase programs(1)(2)(3)	48,702,830	47,736,847
Average purchase price per share(4)	$15.75	$9.66
Shares repurchased related to employee stock-based compensation plans(5)	1,059,980	1,105,119
Average purchase price per share	$13.50	$10.98
Common shares issued(6)	2,826,387	2,837,562

__________________
(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2020 Share Repurchase Program. There was $734 million of capacity remaining under the 2021 Share Repurchase Program at March 31, 2021.
(2) For the three months ended March 31, 2021 and 2020, the amount includes 13 million shares and 45 million shares, respectively, related to the accelerated share repurchase agreement described below.
(3) For the three months ended March 31, 2021, the amount includes 28.5 million shares related to the settlement of our common stock tender offer described below.
(4) Average purchase price per share includes purchase commission costs.
(5) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2021 was $17.97.

Dividend and Share Repurchases

In both March 2021 and March 2020, we paid a common stock dividend of $0.03 per common share.
The January 22, 2020 share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, permitted us to repurchase from time to time shares of common stock up to an aggregate repurchase price not to exceed $600 million. Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 45 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. Under the 2020 Share Repurchase Program, we also repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have now utilized all capacity under the 2020 Share Repurchase Program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Stockholders’ Equity (Continued)
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 31 million shares of common stock for $517 million in the three months ended March 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) There was $734 million of capacity remaining under the 2021 Share Repurchase Program at March 31, 2021.
Repurchases under our share repurchase programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2021 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of its share repurchase programs or at all.
Common Stock Tender Offer
On February 2, 2021, we announced the commencement of a “modified Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share. Pursuant to the Tender Offer, we repurchased 28.5 million shares at a price of $16.50 per share. The purchase of shares settled on March 16, 2021, for an aggregate cost of approximately $472 million, including fees and expenses related to the Tender Offer. We cancelled the 28.5 million shares purchased in connection with the Tender Offer. This cancellation decreased the balances of common stock by $6 million and of additional paid-in capital by $466 million, respectively.
Share Repurchases under our Rule 10b5-1 trading plan
During the first quarter of 2021, we repurchased 6.8 million shares of our common stock at a total cost of $121 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net income	$641,207	$362,173
Preferred stock dividends	1,201	3,464
Net income attributable to SLM Corporation common stock	$640,006	$358,709
Denominator:
Weighted average shares used to compute basic EPS	361,042	409,786
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	5,198	2,969
Weighted average shares used to compute diluted EPS	366,240	412,755

Basic earnings per common share attributable to SLM Corporation	$1.77	$0.88

Diluted earnings per common share attributable to SLM Corporation	$1.75	$0.87

             ________________

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended March 31, 2021 and 2020, securities covering approximately 1 million shares and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
12. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2020 Form 10-K.

During the three months ended March 31, 2021, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Trading investments	$—	$—	$30,594	$30,594	$—	$—	$16,923	$16,923
Available-for-sale investments	—	2,115,885	—	2,115,885	—	1,996,634	—	1,996,634
Derivative instruments	—	1,054	—	1,054	—	729	—	729
Total	$—	$2,116,939	$30,594	$2,147,533	$—	$1,997,363	$16,923	$2,014,286

Liabilities
Derivative instruments	$—	$(451)	$—	$(451)	$—	$(287)	$—	$(287)
Total	$—	$(451)	$—	$(451)	$—	$(287)	$—	$(287)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Fair Value Measurements (Continued)
The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2021			December 31, 2020
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,889,920	$19,632,933	$3,256,987	$22,124,171	$18,436,968	$3,687,203
FFELP Loans	738,579	725,300	13,279	748,657	735,208	13,449
Credit Cards	11,332	10,054	1,278	12,249	10,967	1,282
Loans held for sale	—	—	—	3,226,029	2,885,640	340,389
Cash and cash equivalents	6,207,001	6,207,001	—	4,455,292	4,455,292	—
Trading investments	30,594	30,594	—	16,923	16,923	—
Available-for-sale investments	2,115,885	2,115,885	—	1,996,634	1,996,634	—
Accrued interest receivable	1,373,593	1,264,960	108,633	1,527,816	1,387,305	140,511
Tax indemnification receivable	15,678	15,678	—	18,492	18,492	—
Derivative instruments	1,054	1,054	—	729	729	—
Total earning assets	$33,383,636	$30,003,459	$3,380,177	$34,126,992	$29,944,158	$4,182,834
Interest-bearing liabilities:
Money-market and savings accounts	$11,961,848	$11,907,142	$(54,706)	$11,136,560	$11,067,633	$(68,927)
Certificates of deposit	11,048,527	10,894,181	(154,346)	11,799,223	11,597,266	(201,957)
Long-term borrowings	5,117,766	4,918,670	(199,096)	5,398,309	5,189,217	(209,092)
Accrued interest payable	79,231	79,231	—	60,272	60,272	—
Derivative instruments	451	451	—	287	287	—
Total interest-bearing liabilities	$28,207,823	$27,799,675	$(408,148)	$28,394,651	$27,914,675	$(479,976)

Excess of net asset fair value over carrying value			$2,972,029			$3,702,858

Please refer to Notes to Consolidated Financial Statements, Note 16, “Fair Value Measurements” in our 2020 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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

On August 26, 2020, the FDIC and other federal banking agencies published a final rule that provides those banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,164,962	13.5%	$1,637,155	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,164,962	13.5%	$1,987,974	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,230,743	13.8%	$2,455,732	>	10.5%
Tier 1 Capital (to Average Assets)	$3,164,962	10.0%	$1,271,568	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

________________
(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $1.0 billion in dividends and $541 million in dividends to the Company for the three months ended March 31, 2021 and March 31, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2021, we had $457 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2020/2021 academic year. At March 31, 2021, we had a $19 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
Regulatory Matters
For additional information regarding our regulatory matters, see Notes to Consolidated Financial Statements, Note 20, “Commitments, Contingencies and Guarantees” in our 2020 Form 10-K.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021) (the “2020 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2020 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2021 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; and any estimates related to accounting standard changes. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2020 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this

Form 10-Q for the quarter ended March 31, 2021 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.
Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the outbreak of coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. Throughout 2020, all 50 states reported cases of COVID-19 and each implemented various containment efforts, including lockdowns on non-essential businesses and work from home regimes. As a result of these measures, in early 2020 the unemployment rate increased dramatically. In response, we offered disaster forbearance to those customers who contacted us and were negatively affected by COVID-19. The second half of 2020 saw improvements in economic and consumer trends, but continued waves of new cases of COVID-19 created continued uncertainty in the economic environment. However, at the end of the fourth quarter of 2020 and into the first quarter of 2021, the rollout of new vaccines and the ratification of two additional stimulus laws have resulted in lower infection rates and significant improvement in the outlook of the economy. The improved outlook in the economy has contributed to faster prepayment rates and lower expected credit losses.
For further discussion of the impact of the COVID-19 pandemic on the Company, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in the 2020 Form 10-K.
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. There is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Economists expect the impact of COVID-19 on the U.S. economy to continue to be significant well into 2021. See Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K for additional discussion regarding the risks associated with COVID-19.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In thousands, except per share data and percentages)	2021	2020

Net income attributable to SLM Corporation common stock	$640,006	$358,709
Diluted earnings per common share attributable to SLM Corporation	$1.75	$0.87
Weighted average shares used to compute diluted earnings per share	366,240	412,755
Return on assets(1)	8.3%	4.6%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$19,632,933	$20,176,233
Ending FFELP Loans, net	725,300	764,771
Ending total education loans, net	$20,358,233	$20,941,004

Ending Personal Loans, net	$—	$747,444
Ending Credit Cards, net	$10,054	$7,403

Average education loans	$21,718,780	$24,279,170
Average Personal Loans	$—	$973,671
Average Credit Cards	$11,841	$5,286
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2021.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings, allowance for credit losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
Strategic Imperatives
In the third quarter of 2020, we introduced the following five strategic imperatives, which we believe will increase shareholder value:
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
During the first quarter of 2021, we continued making progress on the corporate strategic imperatives.
New Servicing Call Center Platform and Rebranded Online Resource Tools
In late March 2021, we migrated our servicing call center to a new integrated platform that will further our goal to deliver exceptional customer experiences. This new platform will also allow us to streamline our processes and provide efficiencies, thereby creating more customer-centric capabilities for our team members. We also relaunched our online resource (www.payingforcollegeresource.com) to provide a centralized and simplified site that provides information on tools and resources for school counselors as they assist students and families plan and pay for college.
Introduced new www.SallieMakesSense.com website
We launched www.SallieMakesSense.com to help educate and inform policymakers, influencers, media, and others about who Sallie Mae is today and illustrate the important role we continue to play in helping students and families plan and pay for college. In addition to key statistics and information about the success of our customers, and the important role of private student lenders, the site also highlights the various tools and resources we provide families to make an informed decision about higher education. It also features content on the higher education landscape and our work in helping students complete their education.
2021 Loan Sales and 2021-A Securitization
During the first quarter of 2021, we sold $3.16 billion of our Private Education Loans, including $2.97 billion in principal and $193 million in capitalized interest, to an unaffiliated third party. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $399 million during the first quarter of 2021. For additional information regarding this transaction, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale” and Note 8, “Borrowings.”
Final Settlement of ASR
On January 26, 2021, we completed our ASR with a third-party financial institution and we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information regarding this ASR, see Notes to Consolidated Financial Statements, Note 10, “Stockholders’ Equity.”
Common Stock Tender Offer
On February 2, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share. Pursuant to the Tender Offer, we repurchased 28.5 million shares at a price of $16.50 per share. The purchase of shares settled on March 16, 2021, for an aggregate cost of approximately $472 million, including fees and expenses related to the Tender Offer. We cancelled the 28.5 million shares purchased in connection with the Tender Offer.
Share Repurchases under our Rule 10b5-1 trading plan
During the first quarter of 2021, we repurchased 6.8 million shares of our common stock at a total cost of $121 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.
Secured Borrowing Facility
On February 17, 2021, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”  The Secured Borrowing Facility is a $2 billion secured borrowing facility, under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur).

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%
Interest income:
Loans	$432	$555	$(123)	(22)%
Investments	3	3	—	—
Cash and cash equivalents	1	17	(16)	(94)
Total interest income	436	575	(139)	(24)
Total interest expense	105	175	(70)	(40)
Net interest income	331	400	(69)	(17)
Less: provisions for credit losses	(226)	61	(287)	(470)
Net interest income after provisions for credit losses	557	339	218	64
Non-interest income:
Gains on sales of loans, net	399	239	160	67
Gains on derivatives and hedging activities, net	—	46	(46)	(100)
Other income	14	7	7	100
Total non-interest income	413	292	121	41
Non-interest expenses:
Total operating expenses	125	147	(22)	(15)
Restructuring expenses	1	—	1	100
Total non-interest expenses	126	147	(21)	(14)
Income before income tax expense	844	484	360	74
Income tax expense	203	121	82	68
Net income	641	362	279	77
Preferred stock dividends	1	3	(2)	(67)
Net income attributable to SLM Corporation common stock	$640	$359	$281	78%
Basic earnings per common share attributable to SLM Corporation	$1.77	$0.88	$0.89	101%
Diluted earnings per common share attributable to SLM Corporation	$1.75	$0.87	$0.88	101%
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.03	$—	—%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
For the three months ended March 31, 2021, net income was $641 million, or $1.75 diluted earnings per common share, compared with net income of $362 million, or $0.87 diluted earnings per common share, for the three months ended March 31, 2020.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $69 million in the current quarter compared with the year-ago quarter primarily due to a $3.5 billion reduction in average loans outstanding and a 68-basis point decrease in the net interest margin. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $3.16 billion of Private Education Loans in the first quarter of 2021. Our average cash and other short-term investments and average taxable securities increased by $875 million and $1.5 billion, respectively, compared with the prior year quarter. The lower yields on these investments, which declined significantly from the year-ago quarter, coupled with their larger balances, were the primary cause of the decline in the net interest margin. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans. This reduces the weighted average yield on our interest-earning assets and our net interest margin.
•Provisions for credit losses in the current quarter decreased by $287 million compared with the year-ago quarter. During the first quarter of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts coupled with a benefit from faster forecasted prepayment speeds. These benefits were offset by additional provision from the new loan commitments made during the first quarter of 2021. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. To address this fundamental change, we increased our long-term expectations of prepayment speeds.
•Gains on sales of loans were $399 million, compared with $239 million in the year-ago quarter. The increase in gains on sales of loans was primarily the result of improved pricing on the sale of loans in the first quarter of 2021 compared with the year-ago quarter, and, to a lesser extent, $130 million in additional loan sales in the first quarter of 2021 when compared with the year-ago quarter.
•Gains on derivatives and hedging activities, net, were de minimis in the first quarter of 2021, compared with a net gain of $46 million in the year-ago quarter. The year-ago quarter was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income was $14 million in the first quarter of 2021, compared with $7 million in the year-ago quarter. The increase in other income compared with the year-ago period was primarily the result of a $12 million increase in third-party servicing fees, offset by $4 million in lower revenue related to our Upromise subsidiary, which we sold in the second quarter of 2020. Third-party servicing fees increased because we sold a total of $6 billion in loans in the first quarters of 2020 and 2021 where we retained servicing rights.
•First-quarter 2021 total operating expenses were $125 million, compared with $147 million in the year-ago quarter. The decrease in total operating expenses was primarily driven by lower personnel costs, lower FDIC assessments, and lower Credit Card marketing costs.
•First-quarter 2021 income tax expense was $203 million, compared with $121 million in the year-ago quarter. Our effective income tax rate decreased to 24.1 percent in the first quarter of 2021 from 25.1 percent in the year-ago quarter. The decrease in the effective tax rate in the first quarter of 2021 was primarily due to an increase in the tax benefit related to stock compensation and a decrease in non-deductible expenses.

“Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as “Core Earnings.” The difference between our non-GAAP “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-fair value gains (losses) on derivative contracts recognized in GAAP, but not in “Core Earnings.”
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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Unrealized gains (losses) on instruments not in a hedging relationship	$(10,863)	$42,312
Interest reclassification	10,891	3,360
Gains on derivatives and hedging activities, net	$28	$45,672

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020

“Core Earnings” adjustments to GAAP:

GAAP net income	$641,207	$362,173
Preferred stock dividends	1,201	3,464
GAAP net income attributable to SLM Corporation common stock	$640,006	$358,709

Adjustments:
Net impact of derivative accounting(1)	10,863	(42,312)
Net tax expense (benefit)(2)	2,627	(10,330)
Total “Core Earnings” adjustments to GAAP	8,236	(31,982)

“Core Earnings” attributable to SLM Corporation common stock	$648,242	$326,727

GAAP diluted earnings per common share	$1.75	$0.87
Derivative adjustments, net of tax	0.02	(0.08)
“Core Earnings” diluted earnings per common share	$1.77	$0.79
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Provisions for credit losses	$(225,767)	$61,258
Total portfolio net charge-offs	$(47,612)	$(61,431)

We evaluate management’s performance internally using a measure that starts with “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,984,491	8.22%	$23,502,844	8.86%
FFELP Loans	734,289	3.41	776,326	4.29
Personal Loans	—	—	973,671	12.11
Credit Cards	11,841	0.78	5,286	(4.72)
Taxable securities	1,995,662	0.50	506,883	2.03
Cash and other short-term investments	6,789,310	0.14	5,914,515	1.17
Total interest-earning assets	30,515,593	5.80%	31,679,525	7.30%

Non-interest-earning assets	736,592		291,609

Total assets	$31,252,185		$31,971,134

Average Liabilities and Equity
Brokered deposits	$11,899,664	1.52%	$13,709,268	2.33%
Retail and other deposits	10,683,618	0.82	10,632,054	2.11
Other interest-bearing liabilities(1)	5,193,925	3.03	4,876,861	3.27
Total interest-bearing liabilities	27,777,207	1.53%	29,218,183	2.41%

Non-interest-bearing liabilities	666,764		212,835
Equity	2,808,214		2,540,116
Total liabilities and equity	$31,252,185		$31,971,134

Net interest margin		4.40%		5.08%

_________________
(1)  Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Decrease	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2021 vs. 2020
Interest income	$(138,775)	$(114,682)	$(24,093)
Interest expense	(69,773)	(59,767)	(10,006)
Net interest income	$(69,002)	$(51,057)	$(17,945)

         _________________
(1)  Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	March 31, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,978,449	$35	$—	$3,978,484
Grace, repayment and other(2)(3)	16,763,391	727,629	11,309	17,502,329
Total, gross	20,741,840	727,664	11,309	21,480,813
Deferred origination costs and unamortized premium/(discount)	64,468	1,954	73	66,495
Allowance for credit losses	(1,173,375)	(4,318)	(1,328)	(1,179,021)
Total loans held for investment portfolio, net	$19,632,933	$725,300	$10,054	$20,368,287

% of total	96%	4%	—%	100%
____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At March 31, 2021, the loans in the “in-school” category include $181 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.

(2) At March 31, 2021, the loans in the “grace, repayment and other” category include (a) $92 million of Private Education Loans whose borrowers are in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments, and (b) $511 million of Private Education Loans whose borrowers are in a forbearance or repayment status and who did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.

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
    ____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At December 31, 2020, the loans in the “in-school” category include $254 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.

(2)At December 31, 2020, the loans in the “grace, repayment and other” category include (a) $147 million of Private Education Loans whose borrowers were in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments, and (b) $639 million of Private Education Loans whose borrowers were in a forbearance or repayment status and who did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K..”

(3)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2021		2020
Private Education Loans	$20,984,491	97%	$23,502,844	93%
FFELP Loans	734,289	3	776,326	3
Personal Loans	—	—	973,671	4
Credit Cards	11,841	—	5,286	—
Total portfolio	$21,730,621	100%	$25,258,127	100%

Loans Held for Investment, Net Activity

	Three Months Ended March 31, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	1,015,787	—	—	1,015,787
Variable-rate	1,052,088	—	8,760	1,060,848
Total acquisitions and originations	2,067,875	—	8,760	2,076,635
Capitalized interest and deferred origination cost premium amortization	85,470	7,629	(185)	92,914
Sales	(125,792)	—	—	(125,792)
Transfer from loans held for sale	25,040	—	—	25,040
Loan consolidations to third-parties	(389,209)	(6,670)	—	(395,879)
Allowance	182,469	60	173	182,702
Repayments and other	(649,888)	(10,927)	(9,661)	(670,476)
Ending balance	$19,632,933	$725,300	$10,054	$20,368,287

	Three Months Ended March 31, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	1,468,698	—	41	—	1,468,739
Variable-rate	833,672	—	—	7,762	841,434
Total acquisitions and originations	2,302,370	—	41	7,762	2,310,173
Capitalized interest and deferred origination cost premium amortization	117,877	7,411	(100)	(71)	125,117
Sales	(2,925,478)	—	—	—	(2,925,478)
Loan consolidations to third-parties(1)	(452,206)	(5,709)	—	—	(457,915)
Allowance	(80,652)	189	(7,612)	(284)	(88,359)
Repayments and other(1)	(621,363)	(18,084)	(149,345)	(3,634)	(792,426)
Ending balance	$20,176,233	$764,771	$747,444	$7,403	$21,695,851

_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Q for the three months ended March 31, 2020 by $13 million. The “repayments and other” line item was understated in the Form 10-Q for the three months ended March 31, 2020 by $13 million. In order to correctly reflect the activity that occurred in the first quarter of 2020 regarding those line items for loans we owned and held for investment, the “loan consolidations to third-parties” line item above reflects a reduction of $13 million to the line item amount to reflect the aggregate overstatement for the first quarter of 2020, and the “repayments and other” line item above reflects an increase of $13 million to the line item amount to reflect the aggregate understatement for the first quarter of 2020.

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at March 31, 2021 decreased by 5 percent compared with March 31, 2020, and now total 44 percent of our Private Education Loans held for investment portfolio at March 31, 2021.
“Loan consolidations to third-parties” for the three months ended March 31, 2021 total 4.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at March 31, 2021, or 2.0 percent of our total Private Education Loans held for investment portfolio at March 31, 2021, compared with the year-ago period of 5.0 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 2.2 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations is attributable to consolidators having ready access to funding for much of 2020 and early 2021 in spite of the COVID-19 pandemic impact on the economy. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended March 31,
(Dollars in thousands)	2021	%	2020	%
Smart Option - interest only(1)	$473,386	23%	$522,432	23%
Smart Option - fixed pay(1)	613,325	30	656,594	29
Smart Option - deferred(1)	773,702	37	880,581	38
Smart Option - principal and interest	3,504	—	3,245	—
Graduate Loan	162,483	8	188,820	8
Parent Loan	38,513	2	49,228	2
Total Private Education Loan originations	$2,064,913	100%	$2,300,900	100%

Percentage of loans with a cosigner	88.5%		88.1%
Average FICO at approval(2)	751		746

____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2020 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Credit Losses Activity

	Three Months Ended March 31,
	2021				2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
Day 1 adjustment for adoption of CECL	—	—	—	—	1,060,830	2,852	79,183	188	1,143,053
Balance at January 1	1,355,844	4,378	1,501	1,361,723	1,435,130	4,485	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	126,880	—	—	126,880	142,075	—	—	—	142,075
Less:
Charge-offs	(55,139)	(89)	(88)	(55,316)	(51,469)	(226)	(19,247)	(7)	(70,949)
Loan sales	—	—	—	—	—	—	—	—	—
Plus:
Recoveries	7,703	—	1	7,704	7,976	—	1,542	—	9,518
Provision for loan losses:
Provision, current period	(254,942)	29	(86)	(254,999)	143,862	37	25,318	291	169,508
Loan sale reduction to provision	(8,858)	—	—	(8,858)	(161,793)	—	—	—	(161,793)
Loans transferred from held-for-sale	1,887	—	—	1,887	—	—	—	—	—
Total provisions for credit losses(2)	(261,913)	29	(86)	(261,970)	(17,931)	37	25,318	291	7,715
Ending balance	$1,173,375	$4,318	$1,328	$1,179,021	$1,515,781	$4,296	$152,673	$574	$1,673,324

Troubled debt restructurings(3)	$1,225,604	$—	$—	$1,225,604	$1,518,763	$—	$—		$1,518,763
_________
(1)  See Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(261,913)	$(17,931)
Provisions for unfunded loan commitments	36,203	53,543
Total Private Education Loan provisions for credit losses	(225,710)	35,612

Other impacts to the provisions for credit losses:
Personal Loans	—	25,318
FFELP Loans	29	37
Credit Cards	(86)	291
Total	(57)	25,646
Provisions for credit losses reported in consolidated statements of income	$(225,767)	$61,258
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2021, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 44 percent of our total Private Education Loans held for investment portfolio at March 31, 2021, compared with 45 percent at March 31, 2020.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Credit Losses” and Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-Q and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Credit Losses” and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2020 Form 10-K.

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance). For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the FFIEC.

	Private Education Loans Held for Investment
	March 31,
	2021		2020
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$5,393,674		$5,648,477
Loans in forbearance(1)(3)	570,227		989,925
Loans in repayment(1) and percentage of each status:
Loans current	14,471,427	97.9%	14,516,211	96.8%
Loans delinquent 30-59 days(4)	152,743	1.0	254,625	1.7
Loans delinquent 60-89 days(4)	86,390	0.6	135,896	0.9
Loans 90 days or greater past due(4)	67,379	0.5	81,613	0.6
Total Private Education Loans in repayment	14,777,939	100.0%	14,988,345	100.0%
Total Private Education Loans, gross	20,741,840		21,626,747
Private Education Loans deferred origination costs and unamortized premium/(discount)	64,468		65,267
Total Private Education Loans	20,806,308		21,692,014
Private Education Loans allowance for losses	(1,173,375)		(1,515,781)
Private Education Loans, net	$19,632,933		$20,176,233

Percentage of Private Education Loans in repayment		71.2%		69.3%

Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment		2.1%		3.2%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.7%		6.2%
    _________
(1)At March 31, 2021, the loans in the “in-school/grace/deferment” category above include $273 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who received an extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in forbearance” category above include $29 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in repayment” category above include $482 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment decreased to 2.1 percent at March 31, 2021 from 3.2 percent at March 31, 2020, and the forbearance rate decreased to 3.7 percent at March 31, 2021 from 6.2 percent at March 31, 2020. The delinquency rate on March 31, 2021 was lower than the year-ago quarter due to several factors, including the suspension of payments on federal loans which reduced the payment burden by our borrowers, multiple stimulus packages signed into law during 2020 and the first quarter of 2021, and to a lesser extent, the disaster forbearance program we invoked to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. When these disaster forbearances expired in June and July 2020, the loans were no longer considered in forbearance until the borrowers requested, and were granted, an additional forbearance. Many of these borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. In the latter half of 2020, we saw our forbearance rate decline from the high levels we experienced in the second of quarter 2020, as borrowers exited their original three-month disaster forbearance. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” in the 2020 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$1,355,844	$374,300
Day 1 adjustment for adoption of CECL	—	1,060,830
Balance at January 1	1,355,844	1,435,130
Transfer from unfunded commitment liability(1)	126,880	142,075
Provisions for credit losses:
Provision, current period	(254,942)	143,862
Loan sale reduction to provision	(8,858)	(161,793)
Loans transferred from held-for-sale	1,887	—
Total provision	(261,913)	(17,931)
Net charge-offs:
Charge-offs	(55,139)	(51,469)
Recoveries	7,703	7,976
Net charge-offs	(47,436)	(43,493)
Ending balance	$1,173,375	$1,515,781

Allowance as a percentage of the ending total loan balance	5.66%	7.01%
Allowance as a percentage of the ending loans in repayment(2)	7.94%	10.11%
Allowance coverage of net charge-offs (annualized)	6.18	8.71
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.29%	1.05%
Delinquent loans in repayment as a percentage of ending loans in repayment(2)	2.07%	3.15%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	3.72%	6.20%
Ending total loans, gross	$20,741,840	$21,626,747
Average loans in repayment(2)	$14,743,508	$16,521,356
Ending loans in repayment(2)	$14,777,939	$14,988,345
_______
(1) See Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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
As a result of the negative impact on employment from COVID-19, some of our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At March 31, 2021, $784 million of Private Education Loans were granted this extended period of time.
We assist customers with an array of payment programs during periods of financial hardship as standard operating convention, including: forbearance, which defers payments during a short-term hardship; our GRP, which is an interest-only payment for 12 months; or a loan modification that, in the event of long-term hardship, reduces the interest rate on a loan to 4 percent for 24 months and/or permanently extends the maturity date of the loan. Historically, we have utilized disaster forbearance for material events, including hurricanes, wildfires, and floods. Disaster forbearance defers payments for as much as 90 days upon enrollment. We have invoked this same disaster forbearance program to assist our customers through

COVID-19 and offer this program across our operations, including through mobile app and self-service channels such as chat and interactive voice response. Customers who receive a disaster forbearance will not progress in delinquency and will not be assessed late fees or other fees. During a disaster forbearance, a customer’s credit file will continue to reflect the status of the loan as it was immediately prior to granting the disaster forbearance. During the period of the disaster forbearance, interest will continue to accrue, but is not capitalized to the loan balance after the loan returns to repayment status. The first wave of disaster forbearance was granted primarily in 90-day increments. As these forbearances ended, we reduced the disaster forbearance to one-month increments and implemented additional discussions between our servicing agents and borrowers to encourage borrowers/cosigners to enter repayment. If the financial hardship extends beyond 90 days, additional assistance will be available for eligible customers. For example, for borrowers exiting disaster forbearance and not eligible for GRP, we may allow them to make interest only payments for 12 months before reverting to full principal and interest payments.
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
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we can be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the planned credit administration practices changes in the third quarter of 2021. However, we may modify or delay the contemplated practice changes, the proposed timeline, or the method of implementation as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At March 31, 2021 and December 31, 2020, 8.1 percent and 7.8 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
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
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2021, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.6 percent for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months. Approximately 69 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) March 31, 2021	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,394	$5,394
Loans in forbearance	316	78	62	46	68	—	570
Loans in repayment - current	4,421	3,244	2,220	1,614	2,973	—	14,472
Loans in repayment - delinquent 30-59 days	62	27	19	17	28	—	153
Loans in repayment - delinquent 60-89 days	37	17	11	7	14	—	86
Loans in repayment - 90 days and greater past due	28	11	10	7	11	—	67
Total	$4,864	$3,377	$2,322	$1,691	$3,094	$5,394	20,742
Deferred origination costs and unamortized premium/(discount)							64
Allowance for credit losses							(1,173)
Total Private Education Loans, net							$19,633

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.06%	0.51%	0.41%	0.30%	0.44%	—%	3.72%

(Dollars in millions) March 31, 2020	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,648	$5,648
Loans in forbearance	438	169	133	106	144	—	990
Loans in repayment - current	4,835	3,099	2,271	1,725	2,586	—	14,516
Loans in repayment - delinquent 30-59 days	100	47	37	29	42	—	255
Loans in repayment - delinquent 60-89 days	61	24	19	13	19	—	136
Loans in repayment - 90 days or greater past due	40	13	11	7	11	—	82
Total	$5,474	$3,352	$2,471	$1,880	$2,802	$5,648	21,627
Deferred origination costs and unamortized premium/(discount)							65
Allowance for credit losses							(1,516)
Total Private Education Loans, net							$20,176

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.74%	1.06%	0.83%	0.67%	0.90%	—%	6.20%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2021 and December 31, 2020.

	March 31, 2021
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$214,395	$303,453	$13,520,671	$11,560	$727,860	$14,777,939
$ in total	$322,733	$308,082	$18,970,635	$12,000	$1,128,390	$20,741,840

	December 31, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$215,439	$285,323	$13,130,229	$12,250	$661,580	$14,304,821
$ in total	$330,979	$289,572	$18,067,491	$12,797	$1,028,498	$19,729,337
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest
March 31, 2021	$1,248,475	$3,695	$4,405
December 31, 2020	$1,168,895	$4,354	$4,467
March 31, 2020	$1,258,751	$3,127	$3,479

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
Over the course of 2019 and into the first quarter of 2020, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. Loan sales in the first quarter of 2021 further increased liquidity on our balance sheet, and we currently believe our liquidity position is stable and we expect to be able to fund our business operations into 2022. With respect to the ongoing impact of the COVID-19 pandemic, in 2020 we saw a flight to quality, common in times of financial distress, where investors seek safer places to invest their money, such as insured bank deposits and in securities such as U.S. Treasuries and government-sponsored debt and mortgage-backed securities. This trend, combined with federal actions undertaken in 2020 to restore liquidity in the financial markets and reduced lending activity across U.S. banking entities, has resulted in higher levels of deposit funding in the banking system. As a well-capitalized insured depository institution, we expect continued access to retail deposit markets. Maintaining our focus on earnings quality as well as prudent liquidity management, we have actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates since the onset of the pandemic in February 2020. We carefully monitor deposit trends to ensure that retail deposit outflows, primarily in term CDs, are within the outflow targets our Asset and Liability Committee has approved. We have targeted moderate outflows in retail deposits to offset other funding inflows in the latter half of 2020 and the first quarter of 2021. Despite the financial stress of the pandemic, we were able to access the brokered deposit, asset-backed security, and unsecured debt markets throughout 2020 and in the first quarter of 2021. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate of potential continued economic downturn. If circumstances surrounding COVID-19 change in a significantly more adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2021	December 31, 2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$6,230	$1,117
Sallie Mae Bank(1)	6,200,771	4,454,175
Available-for-sale investments	1,916,750	1,927,726
Total unrestricted cash and liquid investments	$8,123,751	$6,383,018
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,284	$35,001
Sallie Mae Bank(1)	6,582,708	5,633,891
Available-for-sale investments	1,837,361	487,398
Total unrestricted cash and liquid investments	$8,424,353	$6,156,290
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Deposits - interest bearing	$22,801,323	$22,664,899
Deposits - non-interest bearing	1,820	1,140
Total deposits	$22,803,143	$22,666,039

Our total deposits of $22.8 billion were comprised of $12.1 billion in brokered deposits and $10.7 billion in retail and other deposits at March 31, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of March 31, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.9 billion and $7.1 billion of our deposit total as of March 31, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended March 31, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were none and $2 million for the three months ended March 31, 2021 and 2020, respectively.

Interest bearing deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,951,595	0.68%	$10,159,657	0.83%
Savings	955,547	0.42	907,976	0.55
Certificates of deposit	10,894,181	1.24	11,597,266	1.34
Deposits - interest bearing	$22,801,323		$22,664,899
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2021, and December 31, 2020, there were $751 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $61 million and $50 million at March 31, 2021 and December 31, 2020, respectively.

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
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. Credit Support Annexes (“CSAs”), or clearinghouses for over-the-counter derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under CSAs or clearinghouse agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position, less any collateral held by us and plus collateral posted with the counterparty.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2021, $8.2 billion notional of our derivative contracts were cleared on the CME and $0.4 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.6 percent and 4.4 percent, respectively, of our total notional derivative contracts of $8.6 billion at March 31, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2021 was $(157) million and $15 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $24 million and $43 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2021.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$24,195
Exposure to counterparties with credit ratings, net of collateral	$24,195
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
 Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks and protect the interests of depositors and the Deposit Insurance Fund (the “DIF”) administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for credit losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for 2021. As of March 31, 2021, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

On August 26, 2020, the FDIC and other federal banking agencies published a final rule that provides those banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. We have elected to use this option. The final rule is substantially similar to an interim final rule issued on March 27, 2020. Under this final rule, because we have elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, from January 1, 2020 through the end of the two-year deferral period, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (i.e., beginning January 1, 2022), the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. Our January 1, 2020 CECL transition amounts increased the allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At March 31, 2021, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Three Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	March 31, 2021	March 31, 2021

Retained earnings	$952,639	$(57,859)	$(68,344)	$826,436
Allowance for credit losses	1,143,053	(55,811)	(45,675)	1,041,567
Liability for unfunded commitments	115,758	(2,048)	(22,670)	91,040
Deferred tax asset	306,171	—	—	306,171

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,164,962	13.5%	$1,637,155	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,164,962	13.5%	$1,987,974	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,230,743	13.8%	$2,455,732	>	10.5%
Tier 1 Capital (to Average Assets)	$3,164,962	10.0%	$1,271,568	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%
________________

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $1.0 billion in dividends and $541 million in dividends to the Company for the three months ended March 31, 2021 and March 31, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2021 and December 31, 2020, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$693,099	$693,099	$—	$692,879	$692,879
Total unsecured borrowings	—	693,099	693,099	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,109,329	3,109,329	—	3,261,233	3,261,233
Variable-rate	—	1,116,242	1,116,242	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,225,571	4,225,571	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,225,571	4,225,571	—	4,496,338	4,496,338
Total	$—	$4,918,670	$4,918,670	$—	$5,189,217	$5,189,217

Short-term borrowings
On February 17, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur). At March 31, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $3.2 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2021 or in the year ended December 31, 2020.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2021, we had $457 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2020/2021 academic year. At March 31, 2021, we had a $19 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for credit losses and derivative accounting, can be found in our 2020 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2021.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. Other interest rate changes are correlated to changes in 1-month LIBOR for analytic purposes, with higher or lower correlations based on historical relationships. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Beginning April 1, 2021, variable-rate Private Education Loans will be offered based on the 30-day average Secured Overnight Financing Rate (“SOFR”), replacing 1-month LIBOR. As SOFR related exposure grows, SOFR will become a core rate for analysis as well. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2021 and 2020, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates very low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At March 31, 2021, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the precipitous fall in many short-term rates since February 2020. The EAR results for March 31, 2021 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position is nearly unchanged from one year ago. Similarly, the EVE metrics have changed slightly from one year ago, showing more negative valuation in the market value of equity in response to higher rates. However, use of a new model used to perform the analysis has resulted in modeled results showing higher sensitivity under the new methodology, all other things being equal. In terms of the risk profile in place at March 31, 2021, long-term rate sensitivity has increased only slightly since one year ago.

	March 31,
	2021			2020
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+4.0%	+1.4%	N/A	+4.3%	+1.3%	+2.3%
EAR - Ramp	+3.9%	+1.4%	N/A	+3.7%	+1.3%	+1.8%
EVE	-13.7%	-4.9%	N/A	-11.0%	-4.2%	-1.6%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR-based loans, and fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is the impact of FFELP Loans, which receive floor income in low interest rate environments and will therefore not reprice fully with interest rate shocks.
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

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$1,254.5	$(1,254.5)
SOFR	monthly	—	50.6	(50.6)
3-month Treasury bill	weekly	108.2	—	108.2
Prime	monthly	12.5	—	12.5
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	11,314.8	9,220.3	2,094.5
1-month LIBOR	daily	619.4	526.5	92.9
Non-Discrete reset(2)	daily/weekly	6,402.3	4,134.1	2,268.2
Fixed-Rate(3)		12,170.8	15,190.9	(3,020.1)
Total		$30,628.0	$30,628.0	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, 1-Month LIBOR monthly, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $2.4 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2021.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	4.59
Cash and investments	0.54
Total earning assets	3.44

Deposits
Short-term deposits	0.44
Long-term deposits	1.98
Total deposits	0.77

Borrowings
Long-term borrowings	3.55
Total borrowings	3.55

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2020 Form 10-K.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2021.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2021	14,422	$13.09	13,376	$1,325,000
February 1 - February 28, 2021	11	$15.07	—	$1,325,000
March 1 - March 31, 2021	35,330	$16.77	35,327	$734,000
Total first-quarter 2021	49,763	$15.70	48,703
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
(2)     On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. In the first quarter of 2021 we utilized all remaining capacity under the 2020 Share Repurchase Program. On January 27, 2021, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $1.25 billion under the 2021 Share Repurchase Program. There was $734 million of capacity remaining under the 2021 Share Repurchase Program at March 31, 2021.
(3)    In the first quarter of 2021, we settled our ASR agreement and received a delivery of 13 million shares, and we repurchased 28.5 million shares as a result of our Tender Offer. We also repurchased 6.8 million shares under our 10b5-1 trading plan. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2021 was $17.97.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Performance Stock Unit Term Sheet.

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Stock Option Award Agreement.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 21, 2021