Form 10-Q
period 2021-06-30
SLM Corp
filed 2021-07-21
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2021, there were 305,807,223 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$4,497,310	$4,455,292
Investments:
Trading investments at fair value (cost of $29,049 and $12,551)	35,908	16,923
Available-for-sale investments at fair value (cost of $2,070,350 and $1,986,957, respectively)	2,072,309	1,996,634
Other investments	141,400	80,794
Total investments	2,249,617	2,094,351
Loans held for investment (net of allowance for losses of $1,160,244 and $1,361,723, respectively)	20,115,144	19,183,143
Loans held for sale	—	2,885,640
Restricted cash	163,955	154,417
Other interest-earning assets	18,115	42,874
Accrued interest receivable	1,323,448	1,387,305
Premises and equipment, net	153,969	154,670
Income taxes receivable, net	349,107	374,706
Tax indemnification receivable	12,842	18,492
Other assets	41,668	19,533
Total assets	$28,925,175	$30,770,423

Liabilities
Deposits	$21,124,376	$22,666,039
Short-term borrowings	199,379	—
Long-term borrowings	4,989,060	5,189,217
Other liabilities	308,982	352,332
Total liabilities	26,621,797	28,207,588

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 431.5 million and 456.7 million shares issued, respectively	86,302	91,346
Additional paid-in capital	1,058,698	1,331,247
Accumulated other comprehensive loss (net of tax benefit of ($6,906) and ($10,908), respectively)	(21,640)	(34,200)
Retained earnings	2,480,672	1,722,365
Total SLM Corporation stockholders’ equity before treasury stock	3,855,102	3,361,828
Less: Common stock held in treasury at cost: 125.7 million and 81.4 million shares, respectively	(1,551,724)	(798,993)
Total equity	2,303,378	2,562,835
Total liabilities and equity	$28,925,175	$30,770,423

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$430,099	$480,170	$861,903	$1,035,447
Investments	3,168	3,096	5,896	5,759
Cash and cash equivalents	1,423	1,529	3,049	18,522
Total interest income	434,690	484,795	870,848	1,059,728
Interest expense:
Deposits	57,256	100,246	123,854	235,358
Interest expense on short-term borrowings	5,700	3,399	8,902	7,616
Interest expense on long-term borrowings	32,950	32,375	68,194	67,863
Total interest expense	95,906	136,020	200,950	310,837
Net interest income	338,784	348,775	669,898	748,891
Less: provisions for credit losses	69,677	351,887	(156,090)	413,145
Net interest income (loss) after provisions for credit losses	269,107	(3,112)	825,988	335,746
Non-interest income:
Gains (losses) on sales of loans, net	3,679	(369)	402,790	238,566
Gains on derivatives and hedging activities, net	89	3,751	117	49,423
Other income	48,580	25,412	62,868	32,899
Total non-interest income	52,348	28,794	465,775	320,888
Non-interest expenses:
Operating expenses:
Compensation and benefits	62,616	72,448	134,197	156,670
FDIC assessment fees	5,925	7,163	11,113	16,053
Other operating expenses	59,469	61,946	107,199	116,132
Total operating expenses	128,010	141,557	252,509	288,855
Restructuring expenses	70	—	1,147	—
Total non-interest expenses	128,080	141,557	253,656	288,855
Income (loss) before income tax expense (benefit)	193,375	(115,875)	1,038,107	367,779
Income tax expense (benefit)	53,174	(30,664)	256,699	90,817
Net income (loss)	140,201	(85,211)	781,408	276,962
Preferred stock dividends	1,192	2,478	2,393	5,942
Net income (loss) attributable to SLM Corporation common stock	$139,009	$(87,689)	$779,015	$271,020
Basic earnings (loss) per common share attributable to SLM Corporation	$0.45	$(0.23)	$2.32	$0.69
Average common shares outstanding	312,183	375,009	336,478	392,397
Diluted earnings (loss) per common share attributable to SLM Corporation	$0.44	$(0.23)	$2.28	$0.69
Average common and common equivalent shares outstanding	317,119	375,009	341,544	395,191
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.06	$0.06	$0.09

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$140,201	$(85,211)	$781,408	$276,962
Other comprehensive income (loss):
Unrealized gains (losses) on investments	2,354	1,211	(7,717)	6,014
Unrealized gains (losses) on cash flow hedges	856	(2,343)	24,279	(48,037)
Total unrealized gains (losses)	3,210	(1,132)	16,562	(42,023)
Income tax (expense) benefit	(773)	335	(4,002)	10,319
Other comprehensive income (loss), net of tax (expense) benefit	2,437	(797)	12,560	(31,704)
Total comprehensive income (loss)	$142,638	$(86,008)	$793,968	$245,258

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENT S OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2020	4,000,000	456,437,488	(81,348,528)	375,088,960	$400,000	$91,288	$1,226,886	$(43,274)	$1,243,722	$(798,039)	$2,120,583
Net loss	—	—	—	—	—	—	—	—	(85,211)	—	(85,211)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(797)	—	—	(797)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(86,008)
Cash dividends declared:
Common stock ($0.06 per share)	—	—	—	—	—	—	—	—	(22,749)	—	(22,749)
Preferred Stock, Series B ($0.62 per share)	—	—	—	—	—	—	—	—	(2,478)	—	(2,478)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	15	—	(15)	—	—
Issuance of common shares	—	147,735	—	147,735	—	29	(30)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	—	—	7,579	—	—	—	7,579
Shares repurchased related to employee stock-based compensation plans	—	—	(908)	(908)	—	—	—	—	—	(7)	(7)
Balance at June 30, 2020	4,000,000	456,585,223	(81,349,436)	375,235,787	$400,000	$91,317	$1,234,450	$(44,071)	$1,133,269	$(798,046)	$2,016,919

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2021	2,510,696	431,053,178	(102,701,602)	328,351,576	$251,070	$86,211	$1,052,904	$(24,077)	$2,350,986	$(1,108,630)	$2,608,464
Net income	—	—	—	—	—	—	—	—	140,201	—	140,201
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,437	—	—	2,437
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	142,638
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	—	—	—	(9,264)	—	(9,264)
Preferred Stock, Series B ($0.47 per share)	—	—	—	—	—	—	—	—	(1,192)	—	(1,192)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	59	—	(59)	—	—
Issuance of common shares	—	454,920	—	454,920	—	91	(131)	—	—	—	(40)
Stock-based compensation expense	—	—	—	—	—	—	6,444	—	—	—	6,444
Fees related to first-quarter 2021 common stock tender offer	—	—	—	—	—	—	(578)	—	—	—	(578)
Common stock repurchased	—	—	(22,806,841)	(22,806,841)	—	—	—	—	—	(439,477)	(439,477)
Shares repurchased related to employee stock-based compensation plans	—	—	(192,432)	(192,432)	—	—	—	—	—	(3,617)	(3,617)
Balance at June 30, 2021	2,510,696	431,508,098	(125,700,875)	305,807,223	$251,070	$86,302	$1,058,698	$(21,640)	$2,480,672	$(1,551,724)	$2,303,378

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	781,408	—	781,408
Other comprehensive income, net of tax	—	—	—	—	—	—	—	12,560	—	—	12,560
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	793,968
Cash dividends declared:
Common stock ($0.06 per share)	—	—	—	—	—	—	—	—	(20,170)	—	(20,170)
Preferred Stock, Series B ($0.95 per share)	—	—	—	—	—	—	—	—	(2,393)	—	(2,393)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	522	—	(538)	—	(16)
Issuance of common shares	—	3,281,307		3,281,307	—	656	1,365	—	—	—	2,021
Stock-based compensation expense	—	—	—	—	—	—	17,568	—	—	—	17,568
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,688)	—	—	—	(472,388)
Common stock repurchased	—	—	(43,007,211)	(43,007,211)	—	—	174,684	—	—	(734,801)	(560,117)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,252,412)	(1,252,412)	—	—	—	—	—	(17,930)	(17,930)
Balance at June 30, 2021	2,510,696	431,508,098	(125,700,875)	305,807,223	$251,070	$86,302	$1,058,698	$(21,640)	$2,480,672	$(1,551,724)	$2,303,378

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income	$781,408	$276,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	(156,090)	413,145
Income tax expense	256,699	90,817
Amortization of brokered deposit placement fee	8,194	10,128
Amortization of Secured Borrowing Facility upfront fee	1,486	1,346
Amortization of deferred loan origination costs and loan premium/(discounts), net	7,983	16,220
Net amortization of discount on investments	4,079	2,551
Unrealized gain on investments	—	(1,710)
Reduction (increase) in tax indemnification receivable	5,649	(567)
Depreciation of premises and equipment	7,545	7,677
Stock-based compensation expense	17,568	21,009
Unrealized (gains) losses on derivatives and hedging activities, net	17,809	(34,752)
Gains on sales of loans, net	(402,790)	(238,566)
Gain on sale of Upromise subsidiary, net	—	(11,331)
Other adjustments to net income, net	(31,210)	3,812
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(369,343)	(464,291)
Increase in non-marketable securities	(8,611)	—
Decrease (increase) in other interest-earning assets	24,759	(22,338)
Increase in other assets	(96,253)	(62,497)
Decrease in income taxes payable, net	(232,124)	(23,597)
Decrease in accrued interest payable	(8,292)	(11,912)
Decrease in Upromise member accounts due to sale	—	(193,840)
Decrease in other liabilities	(8,399)	159,589
Total adjustments	(961,341)	(339,107)
Total net cash used in operating activities	(179,933)	(62,145)
Investing activities
Loans acquired and originated	(2,628,056)	(2,824,850)
Net proceeds from sales of loans held for investment	3,436,085	3,283,039
Proceeds from claim payments	9,275	17,308
Net decrease in loans held for investment	1,892,800	2,035,613
Purchases of available-for-sale securities	(505,004)	(1,556,084)
Proceeds from sales and maturities of available-for-sale securities	582,090	105,073
Proceeds from sale of Upromise subsidiary, net	—	16,922
Total net cash provided by investing activities	2,787,190	1,077,021
Financing activities
Brokered deposit placement fee	(713)	(3,305)
Net decrease in certificates of deposit	(2,312,940)	(1,059,731)
Net increase in other deposits	816,013	220,047
Borrowings collateralized by loans in securitization trusts - issued	529,253	633,305
Borrowings collateralized by loans in securitization trusts - repaid	(534,282)	(541,365)
Issuance costs for unsecured debt offering	(325)	—
Repayment of borrowings under Secured Borrowing Facility	—	(289,230)
Fees paid on Secured Borrowing Facility	(2,846)	(3,251)
Common stock dividends paid	(20,170)	(23,844)
Preferred stock dividends paid	(2,393)	(5,942)

Common stock repurchased	(1,027,298)	(558,167)
Total net cash used in financing activities	(2,555,701)	(1,631,483)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,556	(616,607)
Cash, cash equivalents and restricted cash at beginning of period	4,609,709	5,720,760
Cash, cash equivalents and restricted cash at end of period	$4,661,265	$5,104,153
Cash disbursements made for:
Interest	$192,939	$304,119
Income taxes paid	$232,285	$27,661
Income taxes refunded	$(1,049)	$(4,016)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,497,310	$4,988,961
Restricted cash	163,955	115,192
Total cash, cash equivalents and restricted cash	$4,661,265	$5,104,153
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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
Reclassifications
Certain reclassifications have been made to the balances for the three and six months ended June 30, 2020, to be consistent with classifications adopted in 2021, which had no effect on net income, total assets or total liabilities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2021 and December 31, 2020, we had $36 million and $17 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

	June 30, 2021
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$373,019	$—	$2,892	$(3,762)	$372,149
Utah Housing Corporation bonds	8,375	—	107	—	8,482
U.S. government-sponsored enterprises and Treasuries	1,471,892	—	2,003	(264)	1,473,631
Other securities	217,064	—	1,309	(326)	218,047
Total	$2,070,350	$—	$6,311	$(4,352)	$2,072,309

	December 31, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$308,913	$—	$6,095	$(134)	$314,874
Utah Housing Corporation bonds	12,357	—	210	—	12,567
U.S. government-sponsored enterprises	1,596,890	—	3,395	—	1,600,285
Other securities	68,797	—	462	(351)	68,908
Total	$1,986,957	$—	$10,162	$(485)	$1,996,634

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2021:
Mortgage-backed securities	$(3,762)	$251,811	$—	$—	$(3,762)	$251,811
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(264)	316,890	—	—	(264)	316,890
Other securities	(325)	75,773	(1)	2,557	(326)	78,330
Total	$(4,351)	$644,474	$(1)	$2,557	$(4,352)	$647,031

As of December 31, 2020:
Mortgage-backed securities	$(134)	$46,011	$—	$—	$(134)	$46,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—
Other securities	(351)	30,441	—	—	(351)	30,441
Total	$(485)	$76,452	$—	$—	$(485)	$76,452

At June 30, 2021 and December 31, 2020, 41 of 182 and 14 of 163, respectively, of our available-for-sale debt securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2020 to June 30, 2021 was driven by the current interest rate

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
We periodically sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical retention interests as available-for-sale investments. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of June 30, 2021, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2021	$31,146	$31,239
2022	992,519	993,634
2023	198,664	198,857
2024	50,000	49,990
2026	199,563	199,910
2038	75	81
2039	1,192	1,304
2042	4,041	4,068
2043	6,655	6,923
2044	8,542	8,883
2045	7,934	8,202
2046	12,528	12,796
2047	16,253	16,533
2048	4,114	4,269
2049	28,654	29,706
2050	163,165	160,817
2051	128,241	127,049
2053	156,676	157,060
2054	60,388	60,988
Total	$2,070,350	$2,072,309

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $825 million and $815 million par value of securities pledged to this borrowing facility at June 30, 2021 and December 31, 2020, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. In the second quarter of 2021, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent equity raise to adjust the valuation of our previous investments, and, as a result, recorded a gain of $35 million on our earlier equity securities investments. This gain was recorded in “other income” in the consolidated statements of income for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, our total investment in these securities was $69 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $71 million at June 30, 2021 and $54 million at December 31, 2020. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $33 million at June 30, 2021 and $19 million at December 31, 2020.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at June 30, 2021 and $6 million at December 31, 2020. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of June 30, 2021 and December 31, 2020, 54 percent and 55 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first six months of 2021, we recognized a $403 million gain from the sale of approximately $3.19 billion of our Private Education Loans, including $2.99 billion of principal and $195 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”
Loans held for investment are summarized as follows:

	June 30,	December 31,
	2021	2020
Private Education Loans:
Fixed-rate	$9,442,904	$8,950,216
Variable-rate	11,034,853	10,779,121
Total Private Education Loans, gross	20,477,757	19,729,337
Deferred origination costs and unamortized premium/(discount)	65,872	63,475
Allowance for credit losses	(1,154,540)	(1,355,844)
Total Private Education Loans, net	19,389,089	18,436,968

FFELP Loans	716,958	737,593
Deferred origination costs and unamortized premium/(discount)	1,913	1,993
Allowance for credit losses	(4,262)	(4,378)
Total FFELP Loans, net	714,609	735,208

Credit Cards (fixed-rate)	12,784	12,238
Deferred origination costs and unamortized premium/(discount)	104	230
Allowance for credit losses	(1,442)	(1,501)
Total Credit Cards, net	11,446	10,967

Loans held for investment, net	$20,115,144	$19,183,143

The estimated weighted average life of education loans in our portfolio was approximately 4.5 years and 5.4 years at June 30, 2021 and December 31, 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	June 30,
	2021		2020
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,654,285	8.22%	$21,590,905	8.33%
FFELP Loans	723,391	3.41	761,469	3.82
Personal Loans	—	—	836,342	12.54
Credit Cards	11,694	6.64	9,364	(9.34)
Total portfolio	$21,389,370		$23,198,080

	Six Months Ended
	June 30,
	2021		2020
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,818,476	8.22%	$22,546,874	8.60%
FFELP Loans	728,810	3.41	768,897	4.06
Personal Loans	—	—	905,007	12.31
Credit Cards	11,767	3.71	7,325	(7.67)
Total portfolio	$21,559,053		$24,228,103

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
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status (except in the case of disaster forbearance, where the accrued interest is not capitalized when the loan re-enters payment status).

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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In almost all instances, we require one or more payments before granting forbearance to delinquent borrowers.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting disaster forbearance in response to the COVID-19 pandemic. As borrowers in the various delinquency buckets exit disaster forbearance and begin to enter repayment, we expect to see elevated levels of losses in the latter half of 2021. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates may persist until such time as the economy and employment return to pre-pandemic levels.
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
Specifically, we previously announced that we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, under previous credit administration practices we granted forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfied all eligibility requirements, forbearance increments could be granted consecutively. We previously announced that, beginning in the second quarter of 2020, we would phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. We announced this required period would not apply, however, to forbearances granted during the first six months following a borrower’s grace period and would not be required for a borrower to receive a contractual interest rate reduction. In addition, we announced we would limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.
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
changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the credit administration practices changes by the end of 2021. However, we may modify or delay the contemplated practices changes, the proposed timeline, or the method of implementation, as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2021 and December 31, 2020, 9.0 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our previous credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan held for investment portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., Graduated Repayment Plan (“GRP”) and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for credit losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.

4. Loans Held for Sale
We had no loans held for sale and $2.9 billion in loans held for sale at June 30, 2021 and December 31, 2020, respectively. At December 31, 2020, we reversed $206 million through the provisions for credit losses for the allowance related to those loans held for sale, when the loans were transferred from held for investment to held for sale.
During the first quarter of 2021, we sold $3.16 billion of our Private Education Loans, including $2.97 billion of principal and $193 million in capitalized interest, to an unaffiliated third party. During the second quarter of 2021, we sold $27 million of

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
our Private Education Loans, including $25 million of principal and $2 million in capitalized interest to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $403 million in the first six months of 2021. For additional information, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment,” and Note 8, “Borrowings.”

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

Allowance for Credit Losses Metrics

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Three Months Ended June 30, 2021
	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,318	$1,173,375	$1,328	$1,179,021
Transfer from unfunded commitment liability(1)	—	24,556	—	24,556
Provisions:
Provision for current period	(2)	1,014	182	1,194
Loan sale reduction to provision	—	(1,477)	—	(1,477)
Total provisions(2)	(2)	(463)	182	(283)
Net charge-offs:
Charge-offs	(54)	(49,900)	(74)	(50,028)
Recoveries	—	6,972	6	6,978
Net charge-offs	(54)	(42,928)	(68)	(43,050)
Ending Balance	$4,262	$1,154,540	$1,442	$1,160,244
Allowance:
Ending balance: individually evaluated for impairment	$—	$80,495	$—	$80,495
Ending balance: collectively evaluated for impairment	$4,262	$1,074,045	$1,442	$1,079,749
Loans:
Ending balance: individually evaluated for impairment	$—	$1,192,743	$—	$1,192,743
Ending balance: collectively evaluated for impairment	$716,958	$19,285,014	$12,784	$20,014,756
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.04%	1.16%	2.29%
Allowance as a percentage of the ending total loan balance	0.59%	5.64%	11.28%
Allowance as a percentage of the ending loans in repayment(3)	0.78%	7.79%	11.28%
Allowance coverage of net charge-offs (annualized)	19.73	6.72	5.30
Ending total loans, gross	$716,958	$20,477,757	$12,784
Average loans in repayment(3)	$546,306	$14,743,360	$11,855
Ending loans in repayment(3)	$548,488	$14,825,375	$12,784
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(463)
Provisions for unfunded loan commitments	69,960
Total Private Education Loan provisions for credit losses	69,497

Other impacts to the provisions for credit losses:
FFELP Loans	(2)
Credit Cards	182
Total	180
Provisions for credit losses reported in consolidated statements of income	$69,677

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Three Months Ended June 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,296	$1,515,781	$152,673	$574	$1,673,324
Transfer from unfunded commitment liability(1)	—	37,010	—	—	37,010
Provisions:
Provision for current period	173	234,015	23,929	509	258,626
Loan sale reduction to provision	—	—	—	—	—
Total provisions(2)	173	234,015	23,929	509	258,626
Net charge-offs:
Charge-offs	(84)	(31,779)	(14,601)	(41)	(46,505)
Recoveries	—	5,532	1,336	—	6,868
Net charge-offs	(84)	(26,247)	(13,265)	(41)	(39,637)
Ending Balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Allowance:
Ending balance: individually evaluated for impairment	$—	$160,234	$—	$—	$160,234
Ending balance: collectively evaluated for impairment	$4,385	$1,600,325	$163,337	$1,042	$1,769,089
Loans:
Ending balance: individually evaluated for impairment	$—	$1,520,240	$—	$—	$1,520,240
Ending balance: collectively evaluated for impairment	$754,340	$19,965,225	$772,086	$10,706	$21,502,357
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	0.75%	6.87%	1.77%
Allowance as a percentage of the ending total loan balance	0.58%	8.19%	21.16%	9.73%
Allowance as a percentage of the ending loans in repayment(3)	0.97%	12.13%	22.46%	9.73%
Allowance coverage of net charge-offs (annualized)	13.05	16.77	3.08	6.35
Ending total loans, gross	$754,340	$21,485,465	$772,086	$10,706
Average loans in repayment(3)	$513,418	$14,011,841	$772,137	$9,265
Ending loans in repayment(3)	$452,617	$14,512,723	$727,214	$10,706
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$234,015
Provisions for unfunded loan commitments	93,261
Total Private Education Loan provisions for credit losses	327,276

Other impacts to the provisions for credit losses:
Personal Loans	23,929
FFELP Loans	173
Credit Cards	509
Total	24,611
Provisions for credit losses reported in consolidated statements of income	$351,887

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Six Months Ended June 30, 2021
	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	151,436	—	151,436
Provisions:
Provision for current period	27	(253,928)	96	(253,805)
Loan sale reduction to provision	—	(10,335)	—	(10,335)
Loan transfer from held-for-sale	—	1,887	—	1,887
Total provisions(2)	27	(262,376)	96	(262,253)
Net charge-offs:
Charge-offs	(143)	(105,039)	(162)	(105,344)
Recoveries	—	14,675	7	14,682
Net charge-offs	(143)	(90,364)	(155)	(90,662)
Ending Balance	$4,262	$1,154,540	$1,442	$1,160,244
Allowance:
Ending balance: individually evaluated for impairment	$—	$80,495	$—	$80,495
Ending balance: collectively evaluated for impairment	$4,262	$1,074,045	$1,442	$1,079,749
Loans:
Ending balance: individually evaluated for impairment	$—	$1,192,743	$—	$1,192,743
Ending balance: collectively evaluated for impairment	$716,958	$19,285,014	$12,784	$20,014,756
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.05%	1.23%	2.59%
Allowance as a percentage of the ending total loan balance	0.59%	5.64%	11.28%
Allowance as a percentage of the ending loans in repayment(3)	0.78%	7.79%	11.28%
Allowance coverage of net charge-offs (annualized)	14.90	6.39	4.65
Ending total loans, gross	$716,958	$20,477,757	$12,784
Average loans in repayment(3)	$551,765	$14,738,505	$11,964
Ending loans in repayment(3)	$548,488	$14,825,375	$12,784
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(262,376)
Provisions for unfunded loan commitments	106,163
Total Private Education Loan provisions for credit losses	(156,213)

Other impacts to the provisions for credit losses:
FFELP Loans	27
Credit Cards	96
Total	123
Provisions for credit losses reported in consolidated statements of income	$(156,090)

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Six Months Ended June 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	179,085	—	—	179,085
Provisions:
Provision for current period	210	377,877	49,247	800	428,134
Loan sale reduction to provision	—	(161,793)	—	—	(161,793)
Total provisions(2)	210	216,084	49,247	800	266,341
Net charge-offs:
Charge-offs	(310)	(83,248)	(33,848)	(48)	(117,454)
Recoveries	—	13,508	2,878	—	16,386
Net charge-offs	(310)	(69,740)	(30,970)	(48)	(101,068)
Ending Balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Allowance:
Ending balance: individually evaluated for impairment	$—	$160,234	$—	$—	$160,234
Ending balance: collectively evaluated for impairment	$4,385	$1,600,325	$163,337	$1,042	$1,769,089
Loans:
Ending balance: individually evaluated for impairment	$—	$1,520,240	$—	$—	$1,520,240
Ending balance: collectively evaluated for impairment	$754,340	$19,965,225	$772,086	$10,706	$21,502,357
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.11%	0.91%	7.13%	1.31%
Allowance as a percentage of the ending total loan balance	0.58%	8.19%	21.16%	9.73%
Allowance as a percentage of the ending loans in repayment(3)	0.97%	12.13%	22.46%	9.73%
Allowance coverage of net charge-offs (annualized)	7.07	12.62	2.64	10.85
Ending total loans, gross	$754,340	$21,485,465	$772,086	$10,706
Average loans in repayment(3)	$553,402	$15,306,349	$869,133	$7,326
Ending loans in repayment(3)	$452,617	$14,512,723	$727,214	$10,706
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$216,084
Provisions for unfunded loan commitments	146,804
Total Private Education Loan provisions for credit losses	362,888

Other impacts to the provisions for credit losses:
Personal Loans	49,247
FFELP Loans	210
Credit Cards	800
Total	50,257
Provisions for credit losses reported in consolidated statements of income	$413,145

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
Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At both January 1, 2020 (the initial adoption date of the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or “CECL”), and June 30, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the first six months of 2021 decreased by $569 million compared with the year-ago period. During the first six months of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts, faster prepayment speeds and a change in the economic scenarios used and their respective weightings, as compared to the year-ago period. In the second quarter of 2020, as a result of an increase in COVID-19 infections in the second half of June 2020, we switched to using Moody’s Analytics Base and S-4 downturn scenarios, weighted 50 percent each, in determining the allowance for credit losses. We estimated that the worsening economic environment caused by the COVID-19 pandemic in 2020 increased the provisions for credit losses in the first half of 2020 by $397 million. These factors were offset by additional provisions from the new loan commitments made during the first half of 2021.
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2021 and June 30, 2020, 9.0 percent and 8.9 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of both June 30, 2021 and December 31, 2020, approximately 47 percent of TDRs were classified as such due to their forbearance status. For additional information, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Loan Losses 2020,” and Note 7, “Allowance for Credit Losses” in our 2020 Form 10-K.

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
At June 30, 2021 and December 31, 2020, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2021
TDR Loans	$1,230,794	$1,192,743	$80,495

December 31, 2020
TDR Loans	$1,312,805	$1,274,590	$104,265

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,251,248	$21,490	$1,556,278	$24,071

	Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,270,668	$42,979	$1,591,081	$50,559

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans. For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the Federal Financial Institutions Examination Council (“FFIEC”).

	June 30,		December 31,
	2021		2020
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$86,667		$88,750
TDR loans in forbearance(2)	58,441		76,704
TDR loans in repayment(3) and percentage of each status:
Loans current	959,797	91.6%	971,880	87.7%
Loans delinquent 30-59 days(4)	38,500	3.7	59,249	5.3
Loans delinquent 60-89 days(4)	26,365	2.5	43,576	3.9
Loans 90 days or greater past due(4)	22,973	2.2	34,431	3.1
Total TDR loans in repayment(3)	1,047,635	100.0%	1,109,136	100.0%
Total TDR loans, gross	$1,192,743		$1,274,590
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

	Three Months Ended June 30,
	2021			2020
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$1,917	$15,888	$1,560	$36,666	$8,623	$17,910

	Six Months Ended June 30,
	2021			2020
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$5,634	$33,836	$7,746	$169,481	$27,998	$49,002

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Credit Quality Indicators
	June 30, 2021
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$970,402	$3,931,236	$3,237,783	$2,340,257	$2,043,013	$5,496,367	$18,019,058	88%
Without cosigner	211,824	618,647	505,024	341,619	247,444	534,141	2,458,699	12
Total	$1,182,226	$4,549,883	$3,742,807	$2,681,876	$2,290,457	$6,030,508	$20,477,757	100%

FICO at Origination(2):
Less than 670	$72,850	$253,187	$280,455	$213,139	$183,920	$483,561	$1,487,112	7%
670-699	160,561	605,523	563,313	410,869	374,958	1,011,060	3,126,284	15
700-749	382,823	1,466,071	1,225,698	887,632	766,167	2,029,007	6,757,398	33
Greater than or equal to 750	565,992	2,225,102	1,673,341	1,170,236	965,412	2,506,880	9,106,963	45
Total	$1,182,226	$4,549,883	$3,742,807	$2,681,876	$2,290,457	$6,030,508	$20,477,757	100%

FICO Refreshed(2)(3):
Less than 670	$85,949	$274,820	$285,457	$254,743	$253,135	$832,185	$1,986,289	10%
670-699	155,903	520,662	426,727	294,368	246,577	659,428	2,303,665	11
700-749	386,736	1,431,445	1,154,717	787,467	656,960	1,652,346	6,069,671	30
Greater than or equal to 750	553,638	2,322,956	1,875,906	1,345,298	1,133,785	2,886,549	10,118,132	49
Total	$1,182,226	$4,549,883	$3,742,807	$2,681,876	$2,290,457	$6,030,508	$20,477,757	100%

Seasoning(4):
1-12 payments	$667,707	$2,362,092	$438,639	$393,882	$377,838	$667,673	$4,907,831	24%
13-24 payments	—	460,402	1,879,307	223,055	219,685	572,401	3,354,850	16
25-36 payments	—	—	260,827	1,254,251	207,771	555,597	2,278,446	11
37-48 payments	—	—	—	169,088	933,712	553,180	1,655,980	8
More than 48 payments	—	—	—	—	112,835	2,968,608	3,081,443	15
Not yet in repayment	514,519	1,727,389	1,164,034	641,600	438,616	713,049	5,199,207	26
Total	$1,182,226	$4,549,883	$3,742,807	$2,681,876	$2,290,457	$6,030,508	$20,477,757	100%

2021 Current period(5) gross charge-offs	$(105)	$(2,381)	$(9,337)	$(15,085)	$(16,485)	$(61,646)	$(105,039)
2021 Current period(5) recoveries	—	124	850	1,722	2,109	9,870	14,675
2021 Current period(5) net charge-offs	$(105)	$(2,257)	$(8,487)	$(13,363)	$(14,376)	$(51,776)	$(90,364)

Total accrued interest by origination vintage	$23,950	$200,985	$312,566	$258,207	$197,977	$311,955	$1,305,640
         ______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second-quarter 2021.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2021 through June 30, 2021.

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

	Private Education Loans Held for Investment Delinquencies by Origination Vintage
	June 30, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total

Loans in-school/grace/deferment(1)(2)	$514,519	$1,727,389	$1,164,034	$641,600	$438,616	$713,049	$5,199,207
Loans in forbearance(1)(3)	1,394	21,742	68,121	71,584	78,989	211,345	453,175
Loans in repayment(1):
Loans current	664,057	2,787,235	2,478,940	1,927,727	1,724,384	4,932,316	14,514,659
Loans delinquent 30-59 days(4)	1,690	9,085	18,709	22,127	25,059	85,868	162,538
Loans delinquent 60-89 days(4)	390	3,380	8,479	10,918	13,229	49,055	85,451
Loans 90 days or greater past due(4)	176	1,052	4,524	7,920	10,180	38,875	62,727
Total Private Education Loans in repayment	666,313	2,800,752	2,510,652	1,968,692	1,772,852	5,106,114	14,825,375
Total Private Education Loans, gross	1,182,226	4,549,883	3,742,807	2,681,876	2,290,457	6,030,508	20,477,757
Private Education Loans deferred origination costs and unamortized premium/(discount)	10,603	18,946	12,100	7,405	5,693	11,125	65,872
Total Private Education Loans	1,192,829	4,568,829	3,754,907	2,689,281	2,296,150	6,041,633	20,543,629
Private Education Loans allowance for losses	(80,501)	(253,285)	(227,307)	(155,165)	(126,301)	(311,981)	(1,154,540)
Private Education Loans, net	$1,112,328	$4,315,544	$3,527,600	$2,534,116	$2,169,849	$5,729,652	$19,389,089

Percentage of Private Education Loans in repayment	56.4%	61.6%	67.1%	73.4%	77.4%	84.7%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.3%	0.5%	1.3%	2.1%	2.7%	3.4%	2.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	0.8%	2.6%	3.5%	4.3%	4.0%	3.0%
_______
(1)For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At June 30, 2021, the loans in the “in-school/grace/deferment” category above include $249 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in forbearance” category above include $23 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in repayment” category above include $479 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period.
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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest

June 30, 2021	$1,305,640	$3,469	$4,104
December 31, 2020	$1,168,895	$4,354	$4,467

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
At June 30, 2021, we had $1.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Three Months Ended June 30,
	2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$19,367	$457,453	$29,707	$449,807
Provision/New commitments - net(1)	48,203	1,235,604	72,111	1,165,224
Other provision items	21,757	—	21,150	—
Transfer - funded loans(2)	(24,555)	(531,361)	(37,010)	(495,989)
Ending Balance	$64,772	$1,161,696	$85,958	$1,119,042

	Six Months Ended June 30,
	2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$110,044	$1,673,018	$2,481	$1,910,603
Day 1 adjustment for the adoption of CECL	—	—	115,758	—
Balance at January 1	110,044	1,673,018	118,239	1,910,603
Provision/New commitments - net(1)	88,400	2,078,765	121,672	2,000,170
Other provision items	17,763	—	25,132	—
Transfer - funded loans(2)	(151,435)	(2,590,087)	(179,085)	(2,791,731)
Ending Balance	$64,772	$1,161,696	$85,958	$1,119,042
________________
(1)     Net of expirations of commitments unused.
(2)     When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Unfunded Loan Commitments (Continued)
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

7. Deposits

The following table summarizes total deposits at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Deposits - interest bearing	$21,121,810	$22,664,899
Deposits - non-interest bearing	2,566	1,140
Total deposits	$21,124,376	$22,666,039

Our total deposits of $21.1 billion were comprised of $11.5 billion in brokered deposits and $9.6 billion in retail and other deposits at June 30, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of June 30, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.9 billion and $7.1 billion of our deposit total as of June 30, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended June 30, 2021 and 2020, respectively, and placement fee expense of $8 million and $10 million in the six months ended June 30, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and fees paid to third-party brokers related to brokered CDs were $1 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Deposits (Continued)
Interest bearing deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021		December 31, 2020
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,910,755	0.67%	$10,159,657	0.83%
Savings	958,052	0.42	907,976	0.55
Certificates of deposit	9,253,003	1.21	11,597,266	1.34
Deposits - interest bearing	$21,121,810		$22,664,899
____________
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2021, and December 31, 2020, there were $587 million and $571 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $41 million and $50 million at June 30, 2021 and December 31, 2020, respectively.

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2020 Form 10-K. The following table summarizes our borrowings at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$199,379	$494,255	$693,634	$—	$692,879	$692,879
Total unsecured borrowings	199,379	494,255	693,634	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,477,121	3,477,121	—	3,261,233	3,261,233
Variable-rate	—	1,017,684	1,017,684	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,494,805	4,494,805	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,494,805	4,494,805	—	4,496,338	4,496,338
Total	$199,379	$4,989,060	$5,188,439	$—	$5,189,217	$5,189,217

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)
Short-term Borrowings
Secured Borrowing Facility
On February 17, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur). At both June 30, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings
Secured Financings
2021 Transaction
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At June 30, 2021, $541 million of our Private Education Loans, including $504 million of principal and $37 million in capitalized interest, were encumbered because of this transaction.
Secured Financings at Issuance
The following summarizes our secured financings issued in 2020 and in 2021 through June 30, 2021:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000
Total loan and accrued interest amount securitized at inception in 2020(2)		$1,463,230

2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
Total notes issued in 2021		$531,000

Total loan and accrued interest amount securitized at inception in 2021		$549,516
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At June 30, 2021, $1.24 billion of our Private Education Loans, including $1.15 billion of principal and $85 million in capitalized interest, were encumbered related to these transactions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

	June 30, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,494,805	$4,494,805	$5,585,834	$163,955	$378,123	$6,127,912
Secured Borrowing Facility	—	—	—	—	—	1,783	1,783
Total	$—	$4,494,805	$4,494,805	$5,585,834	$163,955	$379,906	$6,129,695
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$356,967	$6,172,507
Secured Borrowing Facility	—	—	—	—	—	436	436
Total	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$357,403	$6,172,943
____
(1) Other assets primarily represent accrued interest receivable.

Unconsolidated VIEs
Private Education Loan Securitizations
Our unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties in the first quarter of 2020 and the first six months of 2021. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own 5 percent of the securities issued by the trusts to meet risk retention requirements.
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
2021-C Transaction
On May 27, 2021, we closed an SMB Private Education Loan Trust 2021-C term ABS transaction (the “2021-C Transaction”), in which the unaffiliated third-party sold to the trust approximately $505 million of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-C Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $27 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-C Transaction and we recorded an $4 million gain on sale associated with this transaction. In connection with the 2021-C Transaction settlement, we retained a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-C Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2021			December 31, 2020
	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$218,047	$35,908	$253,955	$68,908	$16,923	$85,831
____
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $2.8 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2021 or in the year ended December 31, 2020.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2021, $7.0 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $7.3 billion at June 30, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2021 was $(120) million and $13 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $18 million and $43 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2021 and December 31, 2020, and their impact on earnings and other comprehensive income for the six months ended June 30, 2021 and June 30, 2020. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2020 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2021	2020	2021	2020	2021	2020	2021	2020
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$416	$594	$43	$135	$459	$729
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(360)	(287)	—	—	—	—	(360)	(287)
Total net derivatives		$(360)	$(287)	$416	$594	$43	$135	$99	$442
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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Gross position(1)	$459	$729	$(360)	$(287)
Impact of master netting agreement	(321)	(176)	321	176
Derivative values with impact of master netting agreements (as carried on balance sheet)	138	553	(39)	(111)
Cash collateral pledged(2)	18,115	42,874	—	—
Net position	$18,253	$43,427	$(39)	$(111)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Notional Values

Interest rate swaps	$1,502,358	$1,018,976	$4,637,654	$4,845,543	$1,182,583	$2,693,364	$7,322,595	$8,557,883

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
As of June 30, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020

Deposits	$(4,734,031)	$(4,992,867)	$(102,011)	$(154,235)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$22,857	$19,433	$45,467	$24,056
Hedged items recorded in interest expense	20,948	2,296	52,224	(140,952)
Derivatives recorded in interest expense	(20,934)	(2,855)	(52,185)	141,328
Total	$22,871	$18,874	$45,506	$24,432

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(5,294)	$(4,219)	$(10,563)	$(5,747)
Total	$(5,294)	$(4,219)	$(10,563)	$(5,747)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(6,948)	$(7,853)	$(17,812)	$34,459
Total	(6,948)	(7,853)	(17,812)	34,459
Total	$10,629	$6,802	$17,131	$53,144

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Amount of gain (loss) recognized in other comprehensive income (loss)	$(4,438)	$(6,562)	$13,716	$(53,784)
Less: amount of gain (loss) reclassified in interest expense	(5,294)	(4,219)	(10,563)	(5,747)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$856	$(2,343)	$24,279	$(48,037)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $19 million will be reclassified as an increase to interest expense.
Cash Collateral
As of June 30, 2021, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at June 30, 2021 and December 31, 2020, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $18 million and $43 million at June 30, 2021 and December 31, 2020, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2021	2020	2021	2020
Common stock repurchased under repurchase programs(1)(2)(3)	22,806,841	—	71,509,671	47,736,847
Average purchase price per share(4)	$19.27	$—	$16.87	$9.66
Shares repurchased related to employee stock-based compensation plans(5)	192,432	908	1,252,412	1,106,027
Average purchase price per share	$18.80	$7.77	$14.32	$10.98
Common shares issued(6)	454,920	147,735	3,281,307	2,985,297

__________________
(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2020 Share Repurchase Program. There was $295 million of capacity remaining under the 2021 Share Repurchase Program at June 30, 2021.
(2) For the six months ended June 30, 2021 and 2020, the amount includes 13 million shares and 45 million shares, respectively, related to the accelerated share repurchase agreement described below.
(3) For the six months ended June 30, 2021, the amount includes 28.5 million shares related to the settlement of our common stock tender offer described below.
(4) Average purchase price per share includes purchase commission costs.
(5) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2021 was $20.94.

Dividend and Share Repurchases

In both June 2021 and June 2020, we paid a common stock dividend of $0.03 per common share. In addition, we declared a common stock dividend of $0.03 per common share in June 2020 for payment in the third quarter of 2020.
The January 22, 2020 share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, permitted us to repurchase from time-to-time shares of common stock up to an aggregate repurchase price not to exceed $600 million. Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 45 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. Under the 2020 Share Repurchase Program, we also repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have now utilized all capacity under the 2020 Share Repurchase Program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Stockholders’ Equity (Continued)
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 22.8 million shares of common stock for $439 million in the three months ended June 30, 2021, and we repurchased 53.8 million shares of common stock for $957 million in the six months ended June 30, 2021. (For the six months ended June 30, 2021, those amounts include the shares repurchased under the Tender Offer described below.) There was $295 million of capacity remaining under the 2021 Share Repurchase Program at June 30, 2021.
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
Share Repurchases under our Rule 10b5-1 trading plan
During the three months ended June 30, 2021, we repurchased 22.8 million shares of our common stock at a total cost of $439 million and during the six months ended June 30, 2021, we repurchased 29.6 million shares of our common stock at a total cost of $560 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$140,201	$(85,211)	$781,408	$276,962
Preferred stock dividends	1,192	2,478	2,393	5,942
Net income (loss) attributable to SLM Corporation common stock	$139,009	$(87,689)	$779,015	$271,020
Denominator:
Weighted average shares used to compute basic EPS	312,183	375,009	336,478	392,397
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,936	—	5,066	2,794
Weighted average shares used to compute diluted EPS	317,119	375,009	341,544	395,191

Basic earnings (loss) per common share attributable to SLM Corporation	$0.45	$(0.23)	$2.32	$0.69

Diluted earnings (loss) per common share attributable to SLM Corporation	$0.44	$(0.23)	$2.28	$0.69

________________

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended June 30, 2021 and 2020, securities covering approximately 1 million shares and 7 million shares, respectively, and for the six months ended June 30, 2021 and 2020, securities covering approximately 1 million shares and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2021, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Trading investments	$—	$—	$35,908	$35,908	$—	$—	$16,923	$16,923
Available-for-sale investments	—	2,072,309	—	2,072,309	—	1,996,634	—	1,996,634
Derivative instruments	—	459	—	459	—	729	—	729
Total	$—	$2,072,768	$35,908	$2,108,676	$—	$1,997,363	$16,923	$2,014,286

Liabilities
Derivative instruments	$—	$(360)	$—	$(360)	$—	$(287)	$—	$(287)
Total	$—	$(360)	$—	$(360)	$—	$(287)	$—	$(287)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Fair Value Measurements (Continued)
The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2021			December 31, 2020
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,528,229	$19,389,089	$3,139,140	$22,124,171	$18,436,968	$3,687,203
FFELP Loans	727,713	714,609	13,104	748,657	735,208	13,449
Credit Cards	12,802	11,446	1,356	12,249	10,967	1,282
Loans held for sale	—	—	—	3,226,029	2,885,640	340,389
Cash and cash equivalents	4,497,310	4,497,310	—	4,455,292	4,455,292	—
Trading investments	35,908	35,908	—	16,923	16,923	—
Available-for-sale investments	2,072,309	2,072,309	—	1,996,634	1,996,634	—
Accrued interest receivable	1,433,379	1,323,448	109,931	1,527,816	1,387,305	140,511
Tax indemnification receivable	12,842	12,842	—	18,492	18,492	—
Derivative instruments	459	459	—	729	729	—
Total earning assets	$31,320,951	$28,057,420	$3,263,531	$34,126,992	$29,944,158	$4,182,834
Interest-bearing liabilities:
Money-market and savings accounts	$11,921,904	$11,868,807	$(53,097)	$11,136,560	$11,067,633	$(68,927)
Certificates of deposit	9,377,702	9,253,003	(124,699)	11,799,223	11,597,266	(201,957)
Short-term borrowings	204,768	199,379	(5,389)	—	—	—
Long-term borrowings	5,162,367	4,989,060	(173,307)	5,398,309	5,189,217	(209,092)
Accrued interest payable	51,980	51,980	—	60,272	60,272	—
Derivative instruments	360	360	—	287	287	—
Total interest-bearing liabilities	$26,719,081	$26,362,589	$(356,492)	$28,394,651	$27,914,675	$(479,976)

Excess of net asset fair value over carrying value			$2,907,039			$3,702,858

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,190,257	13.7%	$1,636,018	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,190,257	13.7%	$1,986,593	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,276,009	14.0%	$2,454,027	>	10.5%
Tier 1 Capital (to Average Assets)	$3,190,257	10.5%	$1,218,407	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

________________
(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $123 million in dividends and $1.1 billion in dividends to the Company for the three and six months ended June 30, 2021, respectively, and $27 million and $568 million in dividends to the Company for the three and six months ended June 30, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2021, we had $1.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2021/2022 academic year. At June 30, 2021, we had a $65 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this

Form 10-Q for the quarter ended June 30, 2021 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
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
In the second quarter of 2021, we communicated our return to office plans to our team members. Based on the national and local guidelines, we developed a phased-in approach for returning to the office. Under this phased-in approach, we opened our offices in early July 2021 for employees who wanted to voluntarily come in, with a more substantial return to our campuses in early October. The return to our offices will include enhanced safety protocols and processes to provide the best working environment for our team members.
In the first half of 2021, the majority of colleges, universities, and trade schools across the country retained their hybrid model, which includes a mix of online, in-person classes and scaled back residential options. The remaining schools were executing a fully remote or on campus experience. As we head into the beginning of the 2021/2022 academic year, the majority of schools are expecting a mostly return to normal campus experience with some increased online options.
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

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and percentages)	2021	2020	2021	2020

Net income (loss) attributable to SLM Corporation common stock	$139,009	$(87,689)	$779,015	$271,020
Diluted earnings (loss) per common share attributable to SLM Corporation	$0.44	$(0.23)	$2.28	$0.69
Weighted average shares used to compute diluted earnings per share	317,119	375,009	341,544	395,191
Return on assets(1)	1.9%	(1.1)%	5.2%	1.8%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$19,389,089	$19,792,515	$19,389,089	$19,792,515
Ending FFELP Loans, net	714,609	752,021	714,609	752,021
Ending total education loans, net	$20,103,698	$20,544,536	$20,103,698	$20,544,536

Ending Personal Loans, net	$—	$609,051	$—	$609,051
Ending Credit Cards, net	$11,446	$10,344	$11,446	$10,344

Average education loans	$21,377,676	$22,352,374	$21,547,286	$23,315,771
Average Personal Loans	$—	$836,342	$—	$905,007
Average Credit Cards	$11,694	$9,364	$11,767	$7,325
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2021.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

LIBOR Transition
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. On December 4, 2020, the administrator of LIBOR, the ICE Benchmark Administration, published a consultation on its intention to extend the date on which the rates on most tenors of U.S. dollar LIBOR would cease being published from December 31, 2021 to June 30, 2023. Any publication beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. U.S. banking regulators have encouraged banks to stop entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021. In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations.
The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The project team reports status regularly to our Board of Directors. In 2020, we began issuing certain deposits based on SOFR. In the second quarter of 2021, we began to issue variable-rate Private Education Loans that use SOFR as a reference rate. We plan to significantly reduce the number of contracts that reference LIBOR, either through modification or replacement, by June 2023.
See Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.
Strategic Imperatives
In the third quarter of 2020, we introduced the following five strategic imperatives, which we believe will increase shareholder value:
•Maximize the profitability and growth of our core business.
•Optimize the value of our brand and our attractive client base.
•Better inform the external narrative about student lending and Sallie Mae.
•Maintain a rigorous and predictable capital allocation and return program to create shareholder value.
•Drive a mission-led culture.
A full description of these imperatives can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
During the first six months of 2021, we made the following progress on the above corporate strategic imperatives.
New Servicing Call Center Platform and Rebranded Online Resource Tools
In late March 2021, we migrated our servicing call center to a new integrated platform that will further our goal to deliver exceptional customer experiences. This new platform will also allow us to streamline our processes and provide efficiencies, thereby creating more customer-centric capabilities for our team members. We also relaunched our online resource to provide a centralized and simplified site that provides information on tools and resources for school counselors as they assist students and families plan and pay for college. The Company is also creating a suite of confidence inspiring tools and resources as well as new, innovative partnerships that will provide significant value to our customers.
Introduced new www.SallieMakesSense.com website
We launched www.SallieMakesSense.com to help educate and inform policymakers, influencers, media, and others about who Sallie Mae is today and illustrate the important role we continue to play in helping students and families plan and pay for college. In addition to providing key statistics and information about the success of our customers, and the important role of private student lenders, the site also highlights the various tools and resources we provide families to make an informed decision about higher education. It also features content on the higher education landscape and our work in helping students complete their education.

2021 Loan Sales and 2021-A and 2021-C Transactions
During the first six months of 2021, we sold $3.19 billion of our Private Education Loans, including $2.99 billion in principal and $195 million in capitalized interest, to an unaffiliated third party. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $403 million during the first six months of 2021. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale” and Note 8, “Borrowings - Unconsolidated VIEs.”
2021-B Securitization
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent.
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
Share Repurchases under our Rule 10b5-1 trading plan
During the six months ended June 30, 2021, we repurchased 29.6 million shares of our common stock at a total cost of $560 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%	2021	2020	$	%
Interest income:
Loans	$430	$480	$(50)	(10)%	$862	$1,036	$(174)	(17)%
Investments	3	3	—	—	6	6	—	—
Cash and cash equivalents	2	2	—	—	3	18	(15)	(83)
Total interest income	435	485	(50)	(10)	871	1,060	(189)	(18)
Total interest expense	96	136	(40)	(29)	201	311	(110)	(35)
Net interest income	339	349	(10)	(3)	670	749	(79)	(11)
Less: provisions for credit losses	70	352	(282)	(80)	(156)	413	(569)	(138)
Net interest income (loss) after provisions for credit losses	269	(3)	272	9,067	826	336	490	146
Non-interest income:
Gains on sales of loans, net	4	—	4	100	403	239	164	69
Gains on derivatives and hedging activities, net	—	4	(4)	(100)	—	49	(49)	(100)
Other income	48	25	23	92	63	33	30	91
Total non-interest income	52	29	23	79	466	321	145	45
Non-interest expenses:
Total operating expenses	128	142	(14)	(10)	253	289	(36)	(12)
Restructuring expenses	—	—	—	—	1	—	1	100
Total non-interest expenses	128	142	(14)	(10)	254	289	(35)	(12)
Income (loss) before income tax expense (benefit)	193	(116)	309	266	1,038	368	670	182
Income tax expense (benefit)	53	(31)	84	271	257	91	166	182
Net income (loss)	140	(85)	225	265	781	277	504	182
Preferred stock dividends	1	3	(2)	(67)	2	6	(4)	(67)
Net income (loss) attributable to SLM Corporation common stock	$139	$(88)	$227	258%	$779	$271	$508	187%
Basic earnings (loss) per common share attributable to SLM Corporation	$0.45	$(0.23)	$0.68	296%	$2.32	$0.69	$1.63	236%
Diluted earnings (loss) per common share attributable to SLM Corporation	$0.44	$(0.23)	$0.67	291%	$2.28	$0.69	$1.59	230%
Declared dividends per common share attributable to SLM Corporation	$0.03	$0.06	$(0.03)	(50)%	$0.06	$0.09	$(0.03)	(33)%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
For the three months ended June 30, 2021, net income was $140 million, or $0.44 diluted earnings per common share, compared with net loss of $85 million, or $0.23 loss per common share, for the three months ended June 30, 2020.
The primary drivers of changes in net income (loss) for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $10 million in the current quarter compared with the year-ago quarter primarily due to a $1.8 billion reduction in average loans outstanding. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $3.19 billion of Private Education Loans in the first six months of 2021. Offsetting the lower average loans outstanding was a 15 basis point increase in our net interest margin. Our net interest margin increased as a result of the cost of our interest-bearing liabilities decreasing by more than the decline in the yield on our interest-earning assets. When rates declined significantly during the first half of 2020, as a result of the COVID-19 pandemic, our variable-rate assets repriced more quickly than our interest-bearing liabilities. As a result, these interest-bearing liabilities continued to reprice downward during the latter half of 2020 and first half of 2021 to reflect the lower interest rate environment.
•Provisions for credit losses in the current quarter decreased by $282 million compared with the year-ago quarter. During the second quarter of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts, and a change in the economic scenarios used and their respective weightings, as compared to the year-ago quarter. In the second quarter of 2020, as a result of an increase in COVID-19 infections in the second half of June 2020, we switched to using Moody’s Analytics Base and S-4 downturn scenarios, weighted 50 percent each, in determining the allowance for credit losses. We estimate that the worsening economic environment in the second quarter of 2020 increased the provisions for credit losses in that quarter by $243 million. Also contributing to the change in provisions for credit losses for the second quarter of 2021 compared with the year-ago quarter were additional provisions from the new loan commitments made during the second quarter of 2021, adoption of a new default model, and slower prepayment speeds, which were offset by lower expected future defaults.
•Gains on sales of loans in the second quarter of 2021 were $4 million, as a result of $27 million in additional loan sales in the quarter. There were no loan sales in the year-ago quarter.
•Gains on derivatives and hedging activities, net, were de minimis in the second quarter of 2021, compared with a net gain of $4 million in the year-ago quarter. The year-ago quarter was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income was $48 million in the second quarter of 2021, compared with $25 million in the year-ago quarter. The increase in other income compared with the year-ago period was primarily the result of a $35 million gain related to changes in the valuation of certain non-marketable securities, and a $5 million increase in third-party servicing fees, offset by an $11 million gain from the sale of our Upromise subsidiary recognized in the year-ago quarter and $2 million in lower revenue related to our Upromise subsidiary. In addition, the second quarter of 2021 was negatively affected by a $3 million reduction in the tax indemnification receivable related to uncertain tax positions. Third-party servicing fees increased because we sold a total of $6 billion in loans in the first quarters of 2020 and 2021 where we retained servicing rights.
•Second-quarter 2021 total operating expenses were $128 million, compared with $142 million in the year-ago quarter. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of the corporate reorganization that occurred in the second half of 2020, the divesture of our Upromise subsidiary, the sale of the Personal Loan portfolio, and lower initiative spending.
•Second-quarter 2021 income tax expense was $53 million, compared with an income tax benefit of $31 million in the year-ago quarter. Our effective income tax rate increased to 27.5 percent in the second quarter of 2021 from 26.5 percent in the year-ago quarter. The increase in the effective tax rate in the second quarter of 2021 was primarily due to an increase in current year reserves for uncertain tax positions.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
For the six months ended June 30, 2021, net income was $781 million, or $2.28 diluted earnings per common share, compared with net income of $277 million, or $0.69 diluted earnings per common share, for the six months ended June 30, 2020.
The primary drivers of changes in net income for the first six months of 2021 compared with the year-ago period are as follows:
•Net interest income decreased by $79 million in the first six months of 2021 compared with the year-ago period primarily due to a $2.7 billion reduction in average loans outstanding and a 27 basis point decrease in the net interest margin. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020, and the sale of $3.19 billion of Private Education Loans in the first six months of 2021. Our average cash and other short-term investments and average taxable securities in the first six months of 2021 increased by $96 million and $1 billion, respectively, compared with the year-ago period. The lower yields on these investments, which declined significantly from the year-ago period, coupled with their larger balances, were the primary cause of the decline in the net interest margin. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans. This reduces the weighted average yield on our interest-earning assets and our net interest margin.
•Provisions for credit losses decreased by $569 million in the first six months of 2021 compared with the year-ago period. During the first six months of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts, faster prepayment speeds and a change in the economic scenarios used and their respective weightings, as compared to the year-ago period. In the second quarter of 2020, as a result of an increase in COVID-19 infections in the second half of June 2020, we switched to using Moody’s Analytics Base and S-4 downturn scenarios, weighted 50 percent each, in determining the allowance for credit losses. We estimated that the worsening economic environment caused by the COVID-19 pandemic in 2020 increased the provisions for credit losses in the first half of 2020 by $397 million. These factors were offset by additional provisions from the new loan commitments made during the first half of 2021. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. To address this fundamental change, we increased our long-term expectations of prepayment speeds. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises.
•Gains on sales of loans were $403 million in the first six months of 2021, compared with $239 million in the year-ago period. The increase in gains on sales of loans was primarily the result of improved pricing on the sale of loans in the first six months of 2021 compared with the year-ago period, and, to a lesser extent, $157 million in additional loan sales in the first six months of 2021 when compared with the year-ago period.
•Gains on derivatives and hedging activities, net, were de minimis in the first six months of 2021, compared with a net gain of $49 million in the year-ago period. The year-ago period was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income was $63 million in the first six months of 2021, compared with $33 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $35 million gain related to changes in the valuation of certain non-marketable securities, and a $17 million increase in third-party servicing fees, offset by an $11 million gain from the sale of our Upromise subsidiary recognized in the year-ago period and $6 million in lower revenue related to our Upromise subsidiary. In addition, the first six months of 2021 was negatively affected by a $6 million reduction in the tax indemnification receivable related to uncertain tax positions. Third-party servicing fees increased because we sold a total of $6 billion in loans in the first quarters of 2020 and 2021 where we retained servicing rights.
•First-half 2021 total operating expenses were $253 million, compared with $289 million in the year-ago period. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of the corporate reorganization that occurred in the second half of 2020, the divesture of our Upromise subsidiary, the sale of the Personal Loan portfolio, and lower initiative spending.

•First-half 2021 income tax expense was $257 million, compared with $91 million in the year-ago period. Our effective income tax rate remained unchanged at 24.7 percent in the first six months of both 2021 and 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Unrealized gains (losses) on instruments not in a hedging relationship	$(6,949)	$(7,853)	$(17,812)	$34,459
Interest reclassification	7,038	11,604	17,929	14,964
Gains on derivatives and hedging activities, net	$89	$3,751	$117	$49,423

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020

“Core Earnings” adjustments to GAAP:

GAAP net income (loss)	$140,201	$(85,211)	$781,408	$276,962
Preferred stock dividends	1,192	2,478	2,393	5,942
GAAP net income (loss) attributable to SLM Corporation common stock	$139,009	$(87,689)	$779,015	$271,020

Adjustments:
Net impact of derivative accounting(1)	6,949	7,853	17,812	(34,459)
Net tax expense (benefit)(2)	1,681	1,918	4,308	(8,412)
Total “Core Earnings” adjustments to GAAP	5,268	5,935	13,504	(26,047)

“Core Earnings” (loss) attributable to SLM Corporation common stock	$144,277	$(81,754)	$792,519	$244,973

GAAP diluted earnings (loss) per common share	$0.44	$(0.23)	$2.28	$0.69
Derivative adjustments, net of tax	0.01	0.01	0.04	(0.07)
“Core Earnings” diluted earnings (loss) per common share	$0.45	$(0.22)	$2.32	$0.62
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Provisions for credit losses	$69,677	$351,887	$(156,090)	$413,145
Total portfolio net charge-offs	$(43,050)	$(39,637)	$(90,662)	$(101,068)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,654,285	8.22%	$21,590,905	8.33%	$20,818,476	8.22%	$22,546,874	8.60%
FFELP Loans	723,391	3.41	761,469	3.82	728,810	3.41	768,897	4.06
Personal Loans	—	—	836,342	12.54	—	—	905,007	12.31
Credit Cards	11,694	6.64	9,364	(9.34)	11,767	3.71	7,325	(7.67)
Taxable securities	2,021,321	0.63	1,479,811	0.80	1,996,749	0.60	993,347	1.12
Cash and other short-term investments	5,481,741	0.12	6,156,629	0.13	6,131,914	0.11	6,035,572	0.64
Total interest-earning assets	28,892,432	6.03%	30,834,520	6.33%	29,687,716	5.92%	31,257,022	6.82%

Non-interest-earning assets	554,588		(17,541)		656,900		137,035

Total assets	$29,447,020		$30,816,979		$30,344,616		$31,394,057

Average Liabilities and Equity
Brokered deposits	$11,252,705	1.36%	$13,041,724	1.81%	$11,574,397	1.44%	$13,375,496	2.07%
Retail and other deposits	10,542,913	0.70	10,761,037	1.55	10,612,877	0.76	10,696,545	1.83
Other interest-bearing liabilities(1)	5,143,011	3.06	4,793,262	3.00	5,165,647	3.05	4,835,062	3.14
Total interest-bearing liabilities	26,938,629	1.43%	28,596,023	1.91%	27,352,921	1.48%	28,907,103	2.16%

Non-interest-bearing liabilities	143,663		138,654		406,449		175,745
Equity	2,364,728		2,082,302		2,585,246		2,311,209
Total liabilities and equity	$29,447,020		$30,816,979		$30,344,616		$31,394,057

Net interest margin		4.70%		4.55%		4.55%		4.82%

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

(Dollars in thousands)	Decrease	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2021 vs. 2020
Interest income	$(50,105)	$(21,754)	$(28,351)
Interest expense	(40,114)	(32,782)	(7,332)
Net interest income	$(9,991)	$11,399	$(21,390)

Six Months Ended June 30, 2021 vs. 2020
Interest income	$(188,880)	$(134,774)	$(54,106)
Interest expense	(109,887)	(92,941)	(16,946)
Net interest income	$(78,993)	$(40,531)	$(38,462)

         _________________
(1)  Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	June 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,195,802	$90	$—	$3,195,892
Grace, repayment and other(2)(3)	17,281,955	716,868	12,784	18,011,607
Total, gross	20,477,757	716,958	12,784	21,207,499
Deferred origination costs and unamortized premium/(discount)	65,872	1,913	104	67,889
Allowance for credit losses	(1,154,540)	(4,262)	(1,442)	(1,160,244)
Total loans held for investment portfolio, net	$19,389,089	$714,609	$11,446	$20,115,144

% of total	96%	4%	—%	100%
____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At June 30, 2021, the loans in the “in-school” category include $144 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.

(2) At June 30, 2021, the loans in the “grace, repayment and other” category include (a) $105 million of Private Education Loans whose borrowers are in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, currently are not required to make any payments, and (b) $502 million of Private Education Loans whose borrowers are in a forbearance or repayment status and who did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.

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

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021		2020		2021		2020
Private Education Loans	$20,654,285	97%	$21,590,905	93%	$20,818,476	97%	$22,546,874	93%
FFELP Loans	723,391	3	761,469	3	728,810	3	768,897	3
Personal Loans	—	—	836,342	4	—	—	905,007	4
Credit Cards	11,694	—	9,364	—	11,767	—	7,325	—
Total portfolio	$21,389,370	100%	$23,198,080	100%	$21,559,053	100%	$24,228,103	100%

Loans Held for Investment, Net Activity

	Three Months Ended June 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,632,933	$725,300	$10,054	$20,368,287
Acquisitions and originations:
Fixed-rate	301,072	—	—	301,072
Variable-rate	237,951	—	12,398	250,349
Total acquisitions and originations	539,023	—	12,398	551,421
Capitalized interest and deferred origination cost premium amortization	115,294	6,500	(23)	121,771
Sales	(25,136)	—	—	(25,136)
Loan consolidations to third-parties	(337,518)	(7,209)	—	(344,727)
Allowance	18,835	56	(114)	18,777
Repayments and other	(554,342)	(10,038)	(10,869)	(575,249)
Ending balance	$19,389,089	$714,609	$11,446	$20,115,144

	Three Months Ended June 30, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$20,176,233	$764,771	$747,444	$7,403	$21,695,851
Acquisitions and originations:
Fixed-rate	254,576	—	—	—	254,576
Variable-rate	250,037	—	—	10,064	260,101
Total acquisitions and originations	504,613	—	—	10,064	514,677
Capitalized interest and deferred origination cost premium amortization	109,289	4,160	(103)	(244)	113,102
Loan consolidations to third-parties(1)	(239,771)	(5,998)	—	—	(245,769)
Allowance	(244,777)	(89)	(10,665)	(468)	(255,999)
Repayments and other(1)	(513,072)	(10,823)	(127,625)	(6,411)	(657,931)
Ending balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931

_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Q for the three months ended June 30, 2020 by $45 million. The “repayments and other” line item was understated in the Form 10-Q for the three months ended June 30, 2020 by $45 million. In order to correctly reflect the activity that occurred in the second quarter of 2020 regarding those line items for loans we owned and held for investment, the “loan consolidations to third-parties” line item above reflects a reduction of $45 million to the line item amount to reflect the aggregate overstatement for the second quarter of 2020, and the “repayments and other” line item above reflects an increase of $45 million to the line item amount to reflect the aggregate understatement for the second quarter of 2020.

	Six Months Ended June 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	1,316,859	—	—	1,316,859
Variable-rate	1,290,039	—	21,158	1,311,197
Total acquisitions and originations	2,606,898	—	21,158	2,628,056
Capitalized interest and deferred origination cost premium amortization	200,764	14,129	(208)	214,685
Sales	(150,928)	—	—	(150,928)
Transfer from loans held for sale	25,040	—	—	25,040
Loan consolidations to third-parties	(726,727)	(13,879)	—	(740,606)
Allowance	201,304	116	59	201,479
Repayments and other	(1,204,230)	(20,965)	(20,530)	(1,245,725)
Ending balance	$19,389,089	$714,609	$11,446	$20,115,144

	Six Months Ended June 30, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	1,723,274	—	41	—	1,723,315
Variable-rate	1,083,709	—	—	17,826	1,101,535
Total acquisitions and originations	2,806,983	—	41	17,826	2,824,850
Capitalized interest and deferred origination cost premium amortization	227,166	11,571	(203)	(315)	238,219
Sales	(2,925,478)	—	—	—	(2,925,478)
Loan consolidations to third-parties(1)	(691,977)	(11,707)	—	—	(703,684)
Allowance	(325,429)	100	(18,277)	(752)	(344,358)
Repayments and other(1)	(1,134,435)	(28,907)	(276,970)	(10,045)	(1,450,357)
Ending balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931
_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Q for the six months ended June 30, 2020 by $58 million. The “repayments and other” line item was understated in the Form 10-Q for the six months ended June 30, 2020 by $58 million. In order to correctly reflect the activity that occurred in the first six months of 2020 regarding those line items for loans we owned and held for investment, the “loan consolidations to third-parties” line item above reflects a reduction of $58 million to the line item amount to reflect the aggregate overstatement for the first six months of 2020, and the “repayments and other” line item above reflects an increase of $58 million to the line item amount to reflect the aggregate understatement for the first six months of 2020.

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at June 30, 2021 decreased by 5 percent compared with June 30, 2020, and now total 39 percent of our Private Education Loans held for investment portfolio at June 30, 2021.
“Loan consolidations to third-parties” for the three months ended June 30, 2021 total 4.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at June 30, 2021, or 1.7 percent of our total Private Education Loans held for investment portfolio at June 30, 2021, compared with the year-ago period of 3.0 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.2 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations is attributable to consolidators having ready access to funding for the latter part of 2020 and for early 2021 in spite of the COVID-19 pandemic impact on the economy. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended June 30,
(Dollars in thousands)	2021	%	2020	%
Smart Option - interest only(1)	$99,944	19%	$102,881	21%
Smart Option - fixed pay(1)	160,860	30	127,150	26
Smart Option - deferred(1)	171,443	32	153,929	31
Smart Option - principal and interest	2,057	—	1,581	—
Graduate Loan	93,456	18	106,052	21
Parent Loan	5,044	1	5,618	1
Total Private Education Loan originations	$532,804	100%	$497,211	100%

Percentage of loans with a cosigner	75.7%		73.6%
Average FICO at approval(2)	750		747

	Six Months Ended June 30,
(Dollars in thousands)	2021	%	2020	%
Smart Option - interest only(1)	$573,330	22%	$625,313	22%
Smart Option - fixed pay(1)	774,185	30	783,744	28
Smart Option - deferred(1)	945,145	36	1,034,510	37
Smart Option - principal and interest	5,561	—	4,826	—
Graduate Loan	255,939	10	294,872	11
Parent Loan	43,557	2	54,846	2
Total Private Education Loan originations	$2,597,717	100%	$2,798,111	100%

Percentage of loans with a cosigner	85.9%		85.5%
Average FICO at approval(2)	751		746

____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2020 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Credit Losses Activity

	Three Months Ended June 30,
	2021				2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,173,375	$4,318	$1,328	$1,179,021	$1,515,781	$4,296	$152,673	$574	$1,673,324
Transfer from unfunded commitment liability(1)	24,556	—	—	24,556	37,010	—	—	—	37,010
Less:
Charge-offs	(49,900)	(54)	(74)	(50,028)	(31,779)	(84)	(14,601)	(41)	(46,505)
Plus:
Recoveries	6,972	—	6	6,978	5,532	—	1,336	—	6,868
Provision for loan losses:
Provision, current period	1,014	(2)	182	1,194	234,015	173	23,929	509	258,626
Loan sale reduction to provision	(1,477)	—	—	(1,477)	—	—	—	—	—
Total provisions for credit losses(2)	(463)	(2)	182	(283)	234,015	173	23,929	509	258,626
Ending balance	$1,154,540	$4,262	$1,442	$1,160,244	$1,760,559	$4,385	$163,337	$1,042	$1,929,323

Troubled debt restructurings(3)	$1,192,743	$—	$—	$1,192,743	$1,520,240	$—	$—		$1,520,240
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(463)	$234,015
Provisions for unfunded loan commitments	69,960	93,261
Total Private Education Loan provisions for credit losses	69,497	327,276

Other impacts to the provisions for credit losses:
Personal Loans	—	23,929
FFELP Loans	(2)	173
Credit Cards	182	509
Total	180	24,611
Provisions for credit losses reported in consolidated statements of income	$69,677	$351,887
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

	Six Months Ended June 30,
	2021				2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
Day 1 adjustment for adoption of CECL	—	—	—	—	1,060,830	2,852	79,183	188	1,143,053
Balance at January 1	1,355,844	4,378	1,501	1,361,723	1,435,130	4,485	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	151,436	—	—	151,436	179,085	—	—	—	179,085
Less:
Charge-offs	(105,039)	(143)	(162)	(105,344)	(83,248)	(310)	(33,848)	(48)	(117,454)
Plus:
Recoveries	14,675	—	7	14,682	13,508	—	2,878	—	16,386
Provision for loan losses:
Provision, current period	(253,928)	27	96	(253,805)	377,877	210	49,247	800	428,134
Loan sale reduction to provision	(10,335)	—	—	(10,335)	(161,793)	—	—	—	(161,793)
Loans transferred from held-for-sale	1,887	—	—	1,887	—	—	—	—	—
Total provisions for credit losses(2)	(262,376)	27	96	(262,253)	216,084	210	49,247	800	266,341
Ending balance	$1,154,540	$4,262	$1,442	$1,160,244	$1,760,559	$4,385	$163,337	$1,042	$1,929,323

Troubled debt restructurings(3)	$1,192,743	$—	$—	$1,192,743	$1,520,240	$—	$—		$1,520,240
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(262,376)	$216,084
Provisions for unfunded loan commitments	106,163	146,804
Total Private Education Loan provisions for credit losses	(156,213)	362,888

Other impacts to the provisions for credit losses:
Personal Loans	—	49,247
FFELP Loans	27	210
Credit Cards	96	800
Total	123	50,257
Provisions for credit losses reported in consolidated statements of income	$(156,090)	$413,145
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2021, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 39 percent of our total Private Education Loans held for investment portfolio at June 30, 2021, compared with 47 percent at June 30, 2020.
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

	Private Education Loans Held for Investment
	June 30,
	2021		2020
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$5,199,207		$5,480,047
Loans in forbearance(1) and percentage of each status	—
Loans in forbearance - current(3)	453,175	100.0%	1,420,585	95.2%
Loans in forbearance - loans delinquent 30-59 days(2)(3)	—	—	40,455	2.7
Loans in forbearance - loans delinquent 60-89 days(2)(3)	—	—	21,286	1.4
Loans in forbearance - loans 90 days or greater past due(2)(3)	—	—	10,369	0.7
Total Private Education Loans in forbearance(2)	453,175	100.0%	1,492,695	100.0%
Loans in repayment(1) and percentage of each status:
Loans current	14,514,659	97.9%	14,190,329	97.8%
Loans delinquent 30-59 days(4)	162,538	1.1	166,584	1.1
Loans delinquent 60-89 days(4)	85,451	0.6	99,653	0.7
Loans 90 days or greater past due(4)	62,727	0.4	56,157	0.4
Total Private Education Loans in repayment	14,825,375	100.0%	14,512,723	100.0%
Total Private Education Loans, gross	20,477,757		21,485,465
Private Education Loans deferred origination costs and unamortized premium/(discount)	65,872		67,609
Total Private Education Loans	20,543,629		21,553,074
Private Education Loans allowance for losses	(1,154,540)		(1,760,559)
Private Education Loans, net	$19,389,089		$19,792,515

Percentage of Private Education Loans in repayment		72.4%		67.5%

Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment		2.1%		2.2%

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans		2.1%		2.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		3.0%		9.3%
    _________
(1)At June 30, 2021, the loans in the “in-school/grace/deferment” category above include $249 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who received an extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in forbearance” category above include $23 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in repayment” category above include $479 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. For further discussion, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2020 Form 10-K.
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment and delinquent forbearance loans decreased to 2.1 percent at June 30, 2021 from 2.7 percent at June 30, 2020, and the forbearance rate decreased to 3.0 percent at June 30, 2021 from 9.3 percent at June 30, 2020. The delinquency rate on June 30, 2021 was lower than the year-ago quarter due to several factors, including the suspension of payments on federal loans which reduced the payment burden by our borrowers, multiple stimulus packages signed into law during 2020 and the first quarter of 2021, and to a lesser extent, the disaster forbearance program we invoked to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. When those disaster forbearances expired in June and July 2020, the loans were no longer considered in forbearance until the borrowers requested, and were granted, an additional forbearance. Many of those borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. We stopped providing COVID-19 related disaster forbearances in June 2021. In the latter half of 2020, we saw our forbearance rate decline from the high levels we experienced in the second of quarter 2020, as borrowers exited disaster forbearance. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” in the 2020 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,173,375	$1,515,781	$1,355,844	$374,300
Day 1 adjustment for adoption of CECL	—	—	—	1,060,830
Adjusted beginning balance	1,173,375	1,515,781	1,355,844	1,435,130
Transfer from unfunded commitment liability(1)	24,556	37,010	151,436	179,085
Provisions for credit losses:
Provision, current period	1,014	234,015	(253,928)	377,877
Loan sale reduction to provision	(1,477)	—	(10,335)	(161,793)
Loans transferred from held-for-sale	—	—	1,887	—
Total provision	(463)	234,015	(262,376)	216,084
Net charge-offs:
Charge-offs	(49,900)	(31,779)	(105,039)	(83,248)
Recoveries	6,972	5,532	14,675	13,508
Net charge-offs	(42,928)	(26,247)	(90,364)	(69,740)
Ending balance	$1,154,540	$1,760,559	$1,154,540	$1,760,559

Allowance as a percentage of the ending total loan balance	5.64%	8.19%	5.64%	8.19%
Allowance as a percentage of the ending loans in repayment(2)	7.79%	12.13%	7.79%	12.13%
Allowance coverage of net charge-offs (annualized)	6.72	16.77	6.39	12.62
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.16%	0.75%	1.23%	0.91%
Delinquent loans in repayment as a percentage of ending loans in repayment(2)	2.10%	2.22%	2.10%	2.22%
Delinquencies as a percentage of ending loans in repayment and delinquent forbearance loans(2)	2.10%	2.70%	2.10%	2.70%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	2.97%	9.33%	2.97%	9.33%
Ending total loans, gross	$20,477,757	$21,485,465	$20,477,757	$21,485,465
Average loans in repayment(2)	$14,743,360	$14,011,841	$14,738,505	$15,306,349
Ending loans in repayment(2)	$14,825,375	$14,512,723	$14,825,375	$14,512,723
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
Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status (except in the case of disaster forbearance, where the accrued interest is not capitalized when the loan re-enters repayment status).
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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In almost all instances, we require one or more payments before granting forbearance to delinquent borrowers.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which led initially to higher levels of forbearance. We expect such higher levels of financial hardship to lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting disaster forbearance in response to the COVID-19 pandemic. As borrowers in the various delinquency buckets exit disaster forbearance and begin to enter repayment, we expect to see elevated levels of losses in the latter half of 2021. We expect that, left unabated, this deterioration in forbearance, delinquency, and default rates may persist until such time as the economy and employment return to pre-pandemic levels.
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
Specifically, we previously announced that we plan to revise our credit administration practices limiting the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. For example, under previous credit administration practices we granted forbearance to borrowers without requiring any period of prior principal and interest payments, meaning that, if a borrower satisfied all eligibility requirements, forbearance increments could be granted consecutively. We previously announced that, beginning in the second quarter of 2020, we would phase in a required six-month period between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. We announced this required period would not apply, however, to forbearances granted during the first six months following a borrower’s grace period and would not be required for a borrower to receive a contractual interest rate reduction. In addition, we announced we would limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years.
As previously announced, prior to full implementation of the credit administration practices changes described above, management will conduct a controlled testing program on randomly selected borrowers to measure the impact of the changes on our customers, our credit operations, and key credit metrics. The testing commenced in October 2019 for some of the planned changes on a very small percentage of our total portfolio and we originally expected to expand the number of borrowers in repayment who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we began to roll out in a methodical approach the implementation of the credit administration practices changes and related testing. Management now expects to have completed implementation of the credit administration practices changes by the end of 2021. However, we may modify or delay the contemplated practices changes, the proposed timeline, or the method of implementation, as we learn more about the impacts of the program on our customers.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At June 30, 2021 and December 31, 2020, 9.0 percent and 7.8 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program. We currently have no plans to change the basic elements of the rate and term modifications we offer to our customers experiencing more severe hardship.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, and based on an analysis of borrower behavior under our previous credit administration practices, which may not be indicative of how borrowers will behave under revised credit administration practices, we expect that the credit administration practices changes described above will accelerate defaults and could increase life of loan defaults in our Private Education Loan held for investment portfolio by approximately 4 percent to 14 percent. Among the measures that we are planning to implement and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing programs (e.g., GRP and rate modifications), and the introduction of a new program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above may only be realized over the longer term, however. In particular, when we calculate the allowance for credit losses under CECL, which became effective on January 1, 2020, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the planned changes to our credit administration practices. As we progress with the planned changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2021, loans in forbearance status as a percentage of total loans in repayment and forbearance were 2.1 percent for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months. Approximately 69 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2021	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,199	$5,199
Loans in forbearance	246	68	48	35	56	—	453
Loans in repayment - current	4,537	3,230	2,188	1,589	2,971	—	14,515
Loans in repayment - delinquent 30-59 days	63	30	22	18	30	—	163
Loans in repayment - delinquent 60-89 days	36	16	11	8	14	—	85
Loans in repayment - 90 days and greater past due	26	11	9	6	11	—	63
Total	$4,908	$3,355	$2,278	$1,656	$3,082	$5,199	20,478
Deferred origination costs and unamortized premium/(discount)							66
Allowance for credit losses							(1,155)
Total Private Education Loans, net							$19,389

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.61%	0.45%	0.31%	0.23%	0.37%	—%	2.97%

(Dollars in millions) June 30, 2020	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,480	$5,480
Loans in forbearance	643	263	204	156	227	—	1,493
Loans in repayment - current	4,832	2,996	2,199	1,645	2,518	—	14,190
Loans in repayment - delinquent 30-59 days	65	30	25	18	28	—	166
Loans in repayment - delinquent 60-89 days	49	16	12	10	13	—	100
Loans in repayment - 90 days or greater past due	26	9	8	5	8	—	56
Total	$5,615	$3,314	$2,448	$1,834	$2,794	$5,480	21,485
Deferred origination costs and unamortized premium/(discount)							68
Allowance for credit losses							(1,760)
Total Private Education Loans, net							$19,793

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	4.02%	1.64%	1.27%	0.98%	1.42%	—%	9.33%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2021 and December 31, 2020.

	June 30, 2021
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$232,632	$291,728	$13,539,544	$11,004	$750,467	$14,825,375
$ in total	$330,985	$294,828	$18,684,076	$11,339	$1,156,529	$20,477,757

	December 31, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$215,439	$285,323	$13,130,229	$12,250	$661,580	$14,304,821
$ in total	$330,979	$289,572	$18,067,491	$12,797	$1,028,498	$19,729,337
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest
June 30, 2021	$1,305,640	$3,469	$4,104
December 31, 2020	$1,168,895	$4,354	$4,467
June 30, 2020	$1,366,172	$3,478	$5,012

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

Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2021	December 31, 2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$7,808	$1,117
Sallie Mae Bank(1)	4,489,502	4,454,175
Available-for-sale investments	1,854,261	1,927,726
Total unrestricted cash and liquid investments	$6,351,571	$6,383,018
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,361	$34,864	$4,050	$33,358
Sallie Mae Bank(1)	5,283,623	5,889,807	5,929,576	5,761,849
Available-for-sale investments	1,813,325	1,461,691	1,825,277	974,544
Total unrestricted cash and liquid investments	$7,101,309	$7,386,362	$7,758,903	$6,769,751
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Deposits - interest bearing	$21,121,810	$22,664,899
Deposits - non-interest bearing	2,566	1,140
Total deposits	$21,124,376	$22,666,039

Our total deposits of $21.1 billion were comprised of $11.5 billion in brokered deposits and $9.6 billion in retail and other deposits at June 30, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of June 30, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.9 billion and $7.1 billion of our deposit total as of June 30, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended June 30, 2021 and 2020, respectively, and placement fee expense of $8 million and $10 million in the six months ended June 30, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $1 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and fees paid to third-party brokers related to brokered CDs were $1 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

Interest bearing deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,910,755	0.67%	$10,159,657	0.83%
Savings	958,052	0.42	907,976	0.55
Certificates of deposit	9,253,003	1.21	11,597,266	1.34
Deposits - interest bearing	$21,121,810		$22,664,899
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2021, and December 31, 2020, there were $587 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $41 million and $50 million at June 30, 2021 and December 31, 2020, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2021, $7.0 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 95.1 percent and 4.9 percent, respectively, of our total notional derivative contracts of $7.3 billion at June 30, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2021 was $(120) million and $13 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $18 million and $43 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2021.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$18,214
Exposure to counterparties with credit ratings, net of collateral	$18,214
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2021. As of June 30, 2021, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
At June 30, 2021, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Six Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	June 30, 2021	June 30, 2021

Retained earnings	$952,639	$(57,859)	$(61,687)	$833,093
Allowance for credit losses	1,143,053	(55,811)	(50,370)	1,036,872
Liability for unfunded commitments	115,758	(2,048)	(11,318)	102,392
Deferred tax asset	306,171	—	—	306,171

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,190,257	13.7%	$1,636,018	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,190,257	13.7%	$1,986,593	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,276,009	14.0%	$2,454,027	>	10.5%
Tier 1 Capital (to Average Assets)	$3,190,257	10.5%	$1,218,407	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%
________________

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $123 million in dividends and $1.1 billion in dividends to the Company for the three and six months ended June 30, 2021, respectively, and $27 million and $568 million in dividends to the Company for the three and six months ended June 30, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2021 and December 31, 2020, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$199,379	$494,255	$693,634	$—	$692,879	$692,879
Total unsecured borrowings	199,379	494,255	693,634	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,477,121	3,477,121	—	3,261,233	3,261,233
Variable-rate	—	1,017,684	1,017,684	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,494,805	4,494,805	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,494,805	4,494,805	—	4,496,338	4,496,338
Total	$199,379	$4,989,060	$5,188,439	$—	$5,189,217	$5,189,217

Short-term borrowings
On February 17, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until February 16, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on February 16, 2023 (or earlier, if certain material adverse events occur). At both June 30, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $2.8 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2021 or in the year ended December 31, 2020.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2021, we had $1.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. At June 30, 2021, we had a $65 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for credit losses and derivative accounting, can be found in our 2020 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended June 30, 2021.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. 1-month LIBOR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. On April 1, 2021, we began offering variable-rate Private Education Loans based on the 30-day average SOFR, replacing 1-month LIBOR. As SOFR related exposure grows, SOFR will become a core rate for analysis as well. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in 1-month LIBOR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in 1-month LIBOR over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2021 and 2020, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates very low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At June 30, 2021, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the precipitous fall in many short-term rates since February 2020. The EAR results for June 30, 2021 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position has changed slightly from one year ago. Similarly, the EVE metrics have changed slightly from one year ago, showing more negative valuation in the base market value of equity in response to higher discount rates. In terms of the risk profile in place at June 30, 2021, long-term rate sensitivity has decreased slightly since one year ago.

	June 30,
	2021			2020
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	2.44%	0.88%	N/A	-1.20%	-0.29%	N/A
EAR - Ramp	2.39%	0.84%	N/A	-0.43%	-0.08%	N/A
EVE	-14.6%	-5.2%	N/A	-17.0%	-5.6%	N/A

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR, SOFR, and Prime-based loans, and fully variable funding, including brokered CDs that have been converted to LIBOR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is the impact of FFELP Loans, which receive floor income in low interest rate environments and will therefore not reprice fully with interest rate shocks.
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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$1,128.8	$(1,128.8)
SOFR	monthly	112.7	175.7	(63.0)
3-month Treasury bill	weekly	107.0	—	107.0
Prime	monthly	13.9	—	13.9
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	11,004.5	8,659.7	2,344.8
1-month LIBOR	daily	609.9	527.5	82.4
Non-Discrete reset(2)	daily/weekly	4,697.2	4,042.0	655.2
Fixed-Rate(3)		12,380.0	14,140.4	(1,760.4)
Total		$28,925.2	$28,925.2	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, 1-Month LIBOR monthly, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $2.1 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2021.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	4.53
Cash and investments	0.85
Total earning assets	3.64

Deposits
Short-term deposits	0.52
Long-term deposits	2.11
Total deposits	0.80

Borrowings
Short-term borrowings	0.76
Long-term borrowings	3.60
Total borrowings	3.49

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2021.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2021	16,358	$18.98	16,167	$428,000
May 1 - May 31, 2021	3,179	$19.85	3,179	$365,000
June 1 - June 30, 2021	3,462	$20.09	3,461	$295,000
Total second-quarter 2021	22,999	$19.27	22,807
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
(2)     On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. In the first quarter of 2021 we utilized all remaining capacity under the 2020 Share Repurchase Program. On January 27, 2021, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $1.25 billion under the 2021 Share Repurchase Program. There was $295 million of capacity remaining under the 2021 Share Repurchase Program at June 30, 2021.
(3)    In the second quarter of 2021, we repurchased 22.8 million shares under our 10b5-1 trading plans. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2021 was $20.94.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2021.

10.2	SLM Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on June 9, 2021).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 21, 2021