Form 10-Q
period 2021-09-30
SLM Corp
filed 2021-10-20
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2021, there were 293,177,407 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2,717,752	$4,455,292
Investments:
Trading investments at fair value (cost of $29,049 and $12,551)	36,792	16,923
Available-for-sale investments at fair value (cost of $2,506,087 and $1,986,957, respectively)	2,505,372	1,996,634
Other investments	140,725	80,794
Total investments	2,682,889	2,094,351
Loans held for investment (net of allowance for losses of $1,215,407 and $1,361,723, respectively)	21,281,527	19,183,143
Loans held for sale	—	2,885,640
Restricted cash	175,473	154,417
Other interest-earning assets	11,890	42,874
Accrued interest receivable	1,403,146	1,387,305
Premises and equipment, net	153,334	154,670
Income taxes receivable, net	320,136	374,706
Tax indemnification receivable	12,486	18,492
Other assets	32,506	19,533
Total assets	$28,791,139	$30,770,423

Liabilities
Deposits	$20,890,860	$22,666,039
Short-term borrowings	199,583	—
Long-term borrowings	5,219,748	5,189,217
Other liabilities	349,687	352,332
Total liabilities	26,659,878	28,207,588

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 432.0 million and 456.7 million shares issued, respectively	86,403	91,346
Additional paid-in capital	1,068,059	1,331,247
Accumulated other comprehensive loss (net of tax benefit of ($6,288) and ($10,908), respectively)	(19,703)	(34,200)
Retained earnings	2,543,411	1,722,365
Total SLM Corporation stockholders’ equity before treasury stock	3,929,240	3,361,828
Less: Common stock held in treasury at cost: 138.8 million and 81.4 million shares, respectively	(1,797,979)	(798,993)
Total equity	2,131,261	2,562,835
Total liabilities and equity	$28,791,139	$30,770,423

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$442,576	$477,833	$1,304,479	$1,513,279
Investments	3,366	3,327	9,262	9,086
Cash and cash equivalents	1,613	1,218	4,662	19,740
Total interest income	447,555	482,378	1,318,403	1,542,105
Interest expense:
Deposits	51,629	83,500	175,483	318,858
Interest expense on short-term borrowings	5,458	3,424	14,360	11,041
Interest expense on long-term borrowings	32,950	30,887	101,144	98,750
Total interest expense	90,037	117,811	290,987	428,649
Net interest income	357,518	364,567	1,027,416	1,113,456
Less: provisions for credit losses	138,442	(3,640)	(17,648)	409,505
Net interest income after provisions for credit losses	219,076	368,207	1,045,064	703,951
Non-interest income:
Gains (losses) on sales of loans, net	(10)	(4)	402,780	238,562
Gains (losses) on derivatives and hedging activities, net	44	(15)	161	49,408
Other income	13,879	9,646	76,747	42,547
Total non-interest income	13,913	9,627	479,688	330,517
Non-interest expenses:
Operating expenses:
Compensation and benefits	66,229	62,743	200,426	219,413
FDIC assessment fees	6,521	1,455	17,634	17,508
Other operating expenses	67,899	63,292	175,098	179,424
Total operating expenses	140,649	127,490	393,158	416,345
Restructuring expenses	108	24,127	1,255	24,127
Total non-interest expenses	140,757	151,617	394,413	440,472
Income before income tax expense	92,232	226,217	1,130,339	593,996
Income tax expense	19,392	55,189	276,091	146,006
Net income	72,840	171,028	854,248	447,990
Preferred stock dividends	1,166	2,058	3,559	8,000
Net income attributable to SLM Corporation common stock	$71,674	$168,970	$850,689	$439,990
Basic earnings per common share attributable to SLM Corporation	$0.24	$0.45	$2.62	$1.14
Average common shares outstanding	299,890	375,094	324,148	386,587
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.45	$2.59	$1.13
Average common and common equivalent shares outstanding	304,511	377,918	329,064	389,391
Declared dividends per common share attributable to SLM Corporation	$0.03	$—	$0.09	$0.09

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$72,840	$171,028	$854,248	$447,990
Other comprehensive income:
Unrealized gains (losses) on investments	(2,539)	1,545	(10,256)	7,559
Unrealized gains (losses) on cash flow hedges	5,095	5,252	29,374	(42,785)
Total unrealized gains (losses)	2,556	6,797	19,118	(35,226)
Income tax (expense) benefit	(619)	(1,667)	(4,621)	8,652
Other comprehensive income (loss), net of tax (expense) benefit	1,937	5,130	14,497	(26,574)
Total comprehensive income	$74,777	$176,158	$868,745	$421,416

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENT S OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2020	4,000,000	456,585,223	(81,349,436)	375,235,787	$400,000	$91,317	$1,234,450	$(44,071)	$1,133,269	$(798,046)	$2,016,919
Net income	—	—	—	—	—	—	—	—	171,028	—	171,028
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,130	—	—	5,130
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	176,158
Cash dividends declared:
Preferred Stock, Series B ($0.51 per share)	—	—	—	—	—	—	—	—	(2,058)	—	(2,058)
Common stock dividend accrual adjustment	—	—	—	—	—	—	—	—	247	—	247
Issuance of common shares	—	5,150	—	5,150	—	2	14	—	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	9,018	—	168	—	9,186
Shares repurchased related to employee stock-based compensation plans	—	—	(3,122)	(3,122)	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	4,000,000	456,590,373	(81,352,558)	375,237,815	$400,000	$91,319	$1,243,482	$(38,941)	$1,302,654	$(798,068)	$2,200,446

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2021	2,510,696	431,508,098	(125,700,875)	305,807,223	$251,070	$86,302	$1,058,698	$(21,640)	$2,480,672	$(1,551,724)	$2,303,378
Net income	—	—	—	—	—	—	—	—	72,840	—	72,840
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,937	—	—	1,937
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	74,777
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	—	—	—	(8,934)	—	(8,934)
Preferred Stock, Series B ($0.46 per share)	—	—	—	—	—	—	—	—	(1,166)	—	(1,166)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	—	504,183	—	504,183	—	101	2,769	—	—	—	2,870
Stock-based compensation expense	—	—	—	—	—	—	6,686	—	—	—	6,686
Fees related to first-quarter 2021 common stock tender offer	—	—	—	—	—	—	(94)	—	—	—	(94)
Common stock repurchased	—	—	(13,018,585)	(13,018,585)	—	—	—	—	—	(244,082)	(244,082)
Shares repurchased related to employee stock-based compensation plans	—	—	(115,414)	(115,414)	—	—	—	—	—	(2,173)	(2,173)
Balance at September 30, 2021	2,510,696	432,012,281	(138,834,874)	293,177,407	$251,070	$86,403	$1,068,059	$(19,703)	$2,543,411	$(1,797,979)	$2,131,261

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Balance at January 1, 2020	4,000,000	453,599,926	(32,506,562)	421,093,364	400,000	90,720	1,307,630	(12,367)	897,873	(324,659)	2,359,197
Net income	—	—	—	—	—	—	—	—	447,990	—	447,990
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,574)	—	—	(26,574)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	421,416
Cash dividends declared:
Common stock ($0.09 per share)	—	—	—	—	—	—	—	—	(35,097)	—	(35,097)
Preferred Stock, Series B ($2.00 per share)	—	—	—	—	—	—	—	—	(8,000)	—	(8,000)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	270	—	(280)	—	(10)
Issuance of common shares	—	2,990,447	—	2,990,447	—	599	2,298	—	—	—	2,897
Stock-based compensation expense	—	—	—	—	—	—	30,207	—	168	—	30,375
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,109,149)	(1,109,149)	—	—	—	—	—	(12,165)	(12,165)
Balance at September 30, 2020	4,000,000	456,590,373	(81,352,558)	375,237,815	$400,000	$91,319	$1,243,482	$(38,941)	$1,302,654	$(798,068)	$2,200,446

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	854,248	—	854,248
Other comprehensive income, net of tax	—	—	—	—	—	—	—	14,497	—	—	14,497
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	868,745
Cash dividends declared:
Common stock ($0.09 per share)	—	—	—	—	—	—	—	—	(29,104)	—	(29,104)
Preferred Stock, Series B ($1.42 per share)	—	—	—	—	—	—	—	—	(3,559)	—	(3,559)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	522	—	(539)	—	(17)
Issuance of common shares	—	3,785,490		3,785,490	—	757	4,134	—	—	—	4,891
Stock-based compensation expense	—	—	—	—	—	—	24,254	—	—	—	24,254
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,782)	—	—	—	(472,482)
Common stock repurchased	—	—	(56,025,796)	(56,025,796)	—	—	174,684	—	—	(978,883)	(804,199)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,367,826)	(1,367,826)	—	—	—	—	—	(20,103)	(20,103)
Balance at September 30, 2021	2,510,696	432,012,281	(138,834,874)	293,177,407	$251,070	$86,403	$1,068,059	$(19,703)	$2,543,411	$(1,797,979)	$2,131,261

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income	$854,248	$447,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	(17,648)	409,505
Income tax expense	276,091	146,006
Amortization of brokered deposit placement fee	11,932	14,881
Amortization of Secured Borrowing Facility upfront fee	1,845	2,159
Amortization of deferred loan origination costs and loan premium/(discounts), net	11,851	20,127
Net amortization of discount on investments	5,902	4,255
Unrealized gain on investments	—	(2,100)
Reduction (increase) in tax indemnification receivable	6,006	(698)
Depreciation of premises and equipment	11,445	11,386
Stock-based compensation expense	24,254	30,253
Unrealized (gains) losses on derivatives and hedging activities, net	21,434	(21,862)
Gains on sales of loans, net	(402,780)	(238,562)
Gain on sale of Upromise subsidiary, net	—	(11,331)
Other adjustments to net income, net	(29,229)	5,389
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(556,143)	(668,103)
Increase in non-marketable securities	(9,415)	—
Decrease (increase) in other interest-earning assets	30,983	(1,244)
Increase in other assets	(110,841)	(46,194)
Decrease in income taxes payable, net	(230,072)	(243,851)
Increase in accrued interest payable	4,153	38
Decrease in Upromise member accounts due to sale	—	(193,840)
Increase in other liabilities	860	126,645
Total adjustments	(949,372)	(657,141)
Total net cash used in operating activities	(95,124)	(209,151)
Investing activities
Loans acquired and originated	(4,744,212)	(4,736,304)
Net proceeds from sales of loans held for investment	3,436,075	3,875,984
Proceeds from claim payments	14,653	22,563
Net decrease in loans held for investment	2,835,850	2,954,660
Purchases of available-for-sale securities	(1,159,667)	(1,897,511)
Proceeds from sales and maturities of available-for-sale securities	799,193	376,580
Proceeds from sale of Upromise subsidiary, net	—	16,922
Total net cash provided by investing activities	1,181,892	612,894
Financing activities
Brokered deposit placement fee	(11,182)	(4,810)
Net decrease in certificates of deposit	(1,690,990)	(1,802,541)
Net (decrease) increase in other deposits	(12,172)	501,843
Borrowings collateralized by loans in securitization trusts - issued	1,053,633	1,337,543
Borrowings collateralized by loans in securitization trusts - repaid	(830,026)	(749,300)
Issuance costs for unsecured debt offering	(325)	—
Repayment of borrowings under Secured Borrowing Facility	—	(289,230)
Fees paid on Secured Borrowing Facility	(2,846)	(3,251)
Common stock dividends paid	(29,104)	(35,097)
Preferred stock dividends paid	(3,559)	(8,000)

Common stock repurchased	(1,276,681)	(558,167)
Total net cash used in financing activities	(2,803,252)	(1,611,010)
Net decrease in cash, cash equivalents and restricted cash	(1,716,484)	(1,207,267)
Cash, cash equivalents and restricted cash at beginning of period	4,609,709	5,720,760
Cash, cash equivalents and restricted cash at end of period	$2,893,225	$4,513,493
Cash disbursements made for:
Interest	$261,205	$402,151
Income taxes paid	$237,882	$248,121
Income taxes refunded	$(7,610)	$(4,024)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,717,752	$4,351,045
Restricted cash	175,473	162,448
Total cash, cash equivalents and restricted cash	$2,893,225	$4,513,493
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At September 30, 2021 and December 31, 2020, we had $37 million and $17 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

	September 30, 2021
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$368,545	$—	$2,636	$(5,408)	$365,773
Utah Housing Corporation bonds	6,943	—	108	—	7,051
U.S. government-sponsored enterprises and Treasuries	1,925,622	—	1,952	(1,125)	1,926,449
Other securities	204,977	—	1,475	(353)	206,099
Total	$2,506,087	$—	$6,171	$(6,886)	$2,505,372

	December 31, 2020
	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$308,913	$—	$6,095	$(134)	$314,874
Utah Housing Corporation bonds	12,357	—	210	—	12,567
U.S. government-sponsored enterprises	1,596,890	—	3,395	—	1,600,285
Other securities	68,797	—	462	(351)	68,908
Total	$1,986,957	$—	$10,162	$(485)	$1,996,634

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2021:
Mortgage-backed securities	$(5,283)	$277,142	$(125)	$5,869	$(5,408)	$283,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(1,125)	413,177	—	—	(1,125)	413,177
Other securities	(353)	47,401	—	—	(353)	47,401
Total	$(6,761)	$737,720	$(125)	$5,869	$(6,886)	$743,589

As of December 31, 2020:
Mortgage-backed securities	$(134)	$46,011	$—	$—	$(134)	$46,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—
Other securities	(351)	30,441	—	—	(351)	30,441
Total	$(485)	$76,452	$—	$—	$(485)	$76,452

At September 30, 2021 and December 31, 2020, 38 of 177 and 14 of 163, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2020 to September 30, 2021 was driven by the current interest

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
We periodically sell Private Education Loans through securitization transactions where we are required to retain a 5 percent vertical risk retention interest. We classify the non-residual vertical risk retention interests as available-for-sale investments. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.
As of September 30, 2021, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2021	$16,029	$16,045
2022	850,772	851,858
2023	162,641	162,906
2024	448,293	447,649
2026	447,886	447,991
2038	74	80
2039	1,079	1,187
2042	3,421	3,443
2043	6,121	6,394
2044	7,826	8,164
2045	7,143	7,418
2046	10,898	11,170
2047	13,598	13,935
2048	2,966	3,070
2049	24,506	25,449
2050	148,550	145,645
2051	149,307	146,869
2053	148,730	149,218
2054	56,247	56,881
Total	$2,506,087	$2,505,372

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $645 million and $815 million par value of securities pledged to this borrowing facility at September 30, 2021 and December 31, 2020, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. In the second quarter of 2021, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent equity raise to adjust the valuation of our previous investments, and, as a result, recorded a gain of $35 million on our earlier equity securities investments. This gain was recorded in “other income” in the consolidated statements of income for the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, our total investment in these securities was $69 million and $26 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $69 million at September 30, 2021 and $54 million at December 31, 2020. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $33 million at September 30, 2021 and $19 million at December 31, 2020.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at September 30, 2021 and $6 million at December 31, 2020. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of September 30, 2021 and December 31, 2020, 53 percent and 55 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first nine months of 2021, we recognized a $403 million gain from the sale of approximately $3.19 billion of our Private Education Loans, including $2.99 billion of principal and $195 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”
Loans held for investment are summarized as follows:

	September 30,	December 31,
	2021	2020
Private Education Loans:
Fixed-rate	$10,306,885	$8,950,216
Variable-rate	11,395,952	10,779,121
Total Private Education Loans, gross	21,702,837	19,729,337
Deferred origination costs and unamortized premium/(discount)	68,584	63,475
Allowance for credit losses	(1,209,460)	(1,355,844)
Total Private Education Loans, net	20,561,961	18,436,968

FFELP Loans	705,691	737,593
Deferred origination costs and unamortized premium/(discount)	1,870	1,993
Allowance for credit losses	(4,206)	(4,378)
Total FFELP Loans, net	703,355	735,208

Credit Cards (fixed-rate)	17,766	12,238
Deferred origination costs and unamortized premium/(discount)	186	230
Allowance for credit losses	(1,741)	(1,501)
Total Credit Cards, net	16,211	10,967

Loans held for investment, net	$21,281,527	$19,183,143

The estimated weighted average life of education loans in our portfolio was approximately 4.7 years and 5.4 years at September 30, 2021 and December 31, 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	Three Months Ended
	September 30,
	2021		2020
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,944,581	8.26%	$21,937,758	8.24%
FFELP Loans	713,517	3.45	750,925	3.46
Personal Loans	—	—	527,204	12.86
Credit Cards	14,894	6.95	11,086	(6.58)
Total portfolio	$21,672,992		$23,226,973

	Nine Months Ended
	September 30,
	2021		2020
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,860,973	8.23%	$22,342,353	8.48%
FFELP Loans	723,656	3.43	762,863	3.86
Personal Loans	—	—	778,153	12.43
Credit Cards	12,821	4.97	8,588	(7.20)
Total portfolio	$21,597,450		$23,891,957

Certain Collection Tools - Private Education Loans
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
Forbearance allows a borrower to not make scheduled payments for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized (added to principal) at the end of the forbearance. Interest will not capitalize at the end of certain types of forbearance, such as disaster forbearance, however.

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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In most instances, we require one payment before granting forbearance to delinquent borrowers.
Historically, we also have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
During COVID-19, our customers experienced higher levels of financial hardship, which initially led to higher levels of forbearance. We expect for some customers financial hardship may lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting disaster forbearance in response to the COVID-19 pandemic. As borrowers in the various delinquency buckets exit disaster forbearance and begin to enter repayment, we expect elevated levels of losses on this segment of our customers. We expect that, left unabated, this deterioration in delinquency and default rates may persist until economic conditions return to pre-pandemic levels.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced certain planned changes to our credit administration practices, including the imposition of limits on the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. Prior to implementation of the previously announced changes, borrowers could receive consecutive forbearance grants without intervening payments of principal and interest, if they satisfied all eligibility requirements.
We commenced testing in October 2019 for some of the previously announced planned changes on a very small percentage of our total portfolio and in March 2020 we began to expand the number of borrowers who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, in April 2020 we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we re-initiated a multi-phased deployment of the previously announced credit administration practices changes. To date, we have implemented many changes. We also have decided to make additional changes in our credit administration practices, as described below, and expect to implement the additional changes as early as by the end of 2021.
Currently, we generally grant forbearance in increments of one to two months at a time, for up to 12 months over the life of the loan, although disaster forbearance, certain assistance we grant to borrowers who are still in school, and our short-term extended repayment alternative currently do not apply toward the 12-month limit. We also currently require six months of

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)
positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to six monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance does not apply, however, to forbearances granted during the first six months following a borrower’s grace period and is not required for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We have decided to make further changes in our credit administration practices, which we expect to implement as early as by the end of 2021, to (i) require 12 months of positive payment performance (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives, and (ii) count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. We currently limit the granting of a permanent extension of the final maturity date of the loan under our loan modification program to one time over the life of the loan. We also currently permit two consecutive rate reductions to 4.0 percent so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We currently require six months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for a forbearance or certain other repayment alternatives, however. We have decided to further adjust certain requirements regarding our loan modification program, which we expect to implement as early as by the end of 2021, to (i) limit the number of interest rate reductions to twice over the life of the loan, and (ii) require 12 months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for forbearance or certain other repayment alternatives. At September 30, 2021 and December 31, 2020, 9.2 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, we expect that the credit administration practices described above, including the described changes we expect to implement as early as by the end of 2021, will accelerate periodic defaults and could increase periodic defaults in our Private Education Loan held for investment portfolio by approximately 10.1 percent to 16.6 percent. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., Graduated Repayment Plan (“GRP”) and rate modifications), and the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at September 30, 2021, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. As we progress with full implementation of the changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
4. Loans Held for Sale
We had no loans held for sale and $2.9 billion in loans held for sale at September 30, 2021 and December 31, 2020, respectively. At December 31, 2020, we reversed $206 million through the provisions for credit losses for the allowance related to those loans held for sale, when the loans were transferred from held for investment to held for sale.
During the first quarter of 2021, we sold $3.16 billion of our Private Education Loans, including $2.97 billion of principal and $193 million in capitalized interest, to an unaffiliated third party. During the second quarter of 2021, we sold $27 million of our Private Education Loans, including $25 million of principal and $2 million in capitalized interest, to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $403 million in the first nine months of 2021. For additional information, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment,” and Note 8, “Borrowings.”

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

Allowance for Credit Losses Metrics

	Allowance for Credit Losses
	Three Months Ended September 30, 2021
	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,262	$1,154,540	$1,442	$1,160,244
Transfer from unfunded commitment liability(1)	—	110,613	—	110,613
Provisions:
Provision for current period	50	(6,995)	415	(6,530)
Loan sale reduction to provision	—	—	—	—
Total provisions(2)	50	(6,995)	415	(6,530)
Net charge-offs:
Charge-offs	(106)	(56,000)	(119)	(56,225)
Recoveries	—	7,302	3	7,305
Net charge-offs	(106)	(48,698)	(116)	(48,920)
Ending Balance	$4,206	$1,209,460	$1,741	$1,215,407
Allowance:
Ending balance: individually evaluated for impairment	$—	$69,626	$—	$69,626
Ending balance: collectively evaluated for impairment	$4,206	$1,139,834	$1,741	$1,145,781
Loans:
Ending balance: individually evaluated for impairment	$—	$1,148,282	$—	$1,148,282
Ending balance: collectively evaluated for impairment	$705,691	$20,554,555	$17,766	$21,278,012
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.08%	1.29%	3.07%
Allowance as a percentage of the ending total loan balance	0.60%	5.57%	9.80%
Allowance as a percentage of the ending loans in repayment(3)	0.79%	7.81%	9.80%
Allowance coverage of net charge-offs (annualized)	9.92	6.21	3.75
Ending total loans, gross	$705,691	$21,702,837	$17,766
Average loans in repayment(3)	$540,018	$15,108,802	$15,098
Ending loans in repayment(3)	$530,476	$15,490,132	$17,766
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(6,995)
Provisions for unfunded loan commitments	144,972
Total Private Education Loan provisions for credit losses	137,977

Other impacts to the provisions for credit losses:
FFELP Loans	50
Credit Cards	415
Total	465
Provisions for credit losses reported in consolidated statements of income	$138,442

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Three Months Ended September 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,385	$1,760,559	$163,337	$1,042	$1,929,323
Transfer from unfunded commitment liability(1)	—	100,470	—	—	100,470
Provisions:
Provision for current period	67	(81,710)	(8,762)	391	(90,014)
Loan sale reduction to provision	—	—	(42,916)	—	(42,916)
Total provisions(2)	67	(81,710)	(51,678)	391	(132,930)
Net charge-offs:
Charge-offs	(89)	(55,298)	(5,231)	(48)	(60,666)
Recoveries	—	4,790	2,106	—	6,896
Net charge-offs	(89)	(50,508)	(3,125)	(48)	(53,770)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,363	$1,728,811	$—	$1,385	$1,734,559
Allowance:
Ending balance: individually evaluated for impairment	$—	$138,663	$—	$—	$138,663
Ending balance: collectively evaluated for impairment	$4,363	$1,590,148	$—	$1,385	$1,595,896
Loans:
Ending balance: individually evaluated for impairment	$—	$1,495,161	$—	$—	$1,495,161
Ending balance: collectively evaluated for impairment	$745,556	$21,119,166	$—	$11,540	$21,876,262
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	1.33%	—%	1.73%
Allowance as a percentage of the ending total loan balance	0.59%	7.64%	—%	12.00%
Allowance as a percentage of the ending loans in repayment(3)	0.77%	10.91%	—%	12.00%
Allowance coverage of net charge-offs (annualized)	12.26	8.56	—	7.21
Ending total loans, gross	$745,556	$22,614,327	$—	$11,540
Average loans in repayment(3)	$510,809	$15,182,703	$—	$11,103
Ending loans in repayment(3)	$564,442	$15,853,309	$—	$11,540
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(81,710)
Provisions for unfunded loan commitments	129,290
Total Private Education Loan provisions for credit losses	47,580

Other impacts to the provisions for credit losses:
Personal Loans	(51,678)
FFELP Loans	67
Credit Cards	391
Total	(51,220)
Provisions for credit losses reported in consolidated statements of income	$(3,640)

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Nine Months Ended September 30, 2021
	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	262,049	—	262,049
Provisions:
Provision for current period	77	(260,923)	511	(260,335)
Loan sale reduction to provision	—	(10,335)	—	(10,335)
Loan transfer from held-for-sale	—	1,887	—	1,887
Total provisions(2)	77	(269,371)	511	(268,783)
Net charge-offs:
Charge-offs	(249)	(161,039)	(281)	(161,569)
Recoveries	—	21,977	10	21,987
Net charge-offs	(249)	(139,062)	(271)	(139,582)
Ending Balance	$4,206	$1,209,460	$1,741	$1,215,407
Allowance:
Ending balance: individually evaluated for impairment	$—	$69,626	$—	$69,626
Ending balance: collectively evaluated for impairment	$4,206	$1,139,834	$1,741	$1,145,781
Loans:
Ending balance: individually evaluated for impairment	$—	$1,148,282	$—	$1,148,282
Ending balance: collectively evaluated for impairment	$705,691	$20,554,555	$17,766	$21,278,012
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.06%	1.25%	2.75%
Allowance as a percentage of the ending total loan balance	0.60%	5.57%	9.80%
Allowance as a percentage of the ending loans in repayment(3)	0.79%	7.81%	9.80%
Allowance coverage of net charge-offs (annualized)	12.67	6.52	4.82
Ending total loans, gross	$705,691	$21,702,837	$17,766
Average loans in repayment(3)	$547,394	$14,877,937	$13,136
Ending loans in repayment(3)	$530,476	$15,490,132	$17,766
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(269,371)
Provisions for unfunded loan commitments	251,135
Total Private Education Loan provisions for credit losses	(18,236)

Other impacts to the provisions for credit losses:
FFELP Loans	77
Credit Cards	511
Total	588
Provisions for credit losses reported in consolidated statements of income	$(17,648)

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Allowance for Credit Losses
	Nine Months Ended September 30, 2020
	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	279,555	—	—	279,555
Provisions:
Provision for current period	277	296,167	40,485	1,191	338,120
Loan sale reduction to provision	—	(161,793)	(42,916)	—	(204,709)
Total provisions(2)	277	134,374	(2,431)	1,191	133,411
Net charge-offs:
Charge-offs	(399)	(138,546)	(39,079)	(96)	(178,120)
Recoveries	—	18,298	4,984	—	23,282
Net charge-offs	(399)	(120,248)	(34,095)	(96)	(154,838)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,363	$1,728,811	$—	$1,385	$1,734,559
Allowance:
Ending balance: individually evaluated for impairment	$—	$138,663	$—	$—	$138,663
Ending balance: collectively evaluated for impairment	$4,363	$1,590,148	$—	$1,385	$1,595,896
Loans:
Ending balance: individually evaluated for impairment	$—	$1,495,161	$—	$—	$1,495,161
Ending balance: collectively evaluated for impairment	$745,556	$21,119,166	$—	$11,540	$21,876,262
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.10%	1.05%	—%	1.51%
Allowance as a percentage of the ending total loan balance	0.59%	7.64%	—%	12.00%
Allowance as a percentage of the ending loans in repayment(3)	0.77%	10.91%	—%	12.00%
Allowance coverage of net charge-offs (annualized)	8.20	10.78	—	10.82
Ending total loans, gross	$745,556	$22,614,327	$—	$11,540
Average loans in repayment(3)	$546,443	$15,336,253	$—	$8,499
Ending loans in repayment(3)	$564,442	$15,853,309	$—	$11,540
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$134,374
Provisions for unfunded loan commitments	276,094
Total Private Education Loan provisions for credit losses	410,468

Other impacts to the provisions for credit losses:
Personal Loans	(2,431)
FFELP Loans	277
Credit Cards	1,191
Total	(963)
Provisions for credit losses reported in consolidated statements of income	$409,505

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
Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At both January 1, 2020 (the initial adoption date of the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or “CECL”), and September 30, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the first nine months of 2021 decreased by $427 million compared with the year-ago period. During the first nine months of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts, the use of the more balanced weightings of the various Moody’s Analytics scenarios described above, and faster prepayment speeds, as compared to the year-ago period. For the nine months ended September 30, 2020, we recognized a significant increase in the provision for credit losses primarily in response to the COVID-19 pandemic and surge in COVID-19 infections that occurred in third quarter 2020. In response to the increase in COVID-19, at September 31, 2020, we were using Moody’s Analytics Base and S4 downturn scenarios, weighted 50 percent each, in determining the allowance for credit losses.
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At September 30, 2021 and September 30, 2020, 9.2 percent and 8.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of both September 30, 2021 and December 31, 2020, approximately 47 percent of TDRs were classified as such due to their forbearance status. For additional information, including the process we use for determining whether a loan will be classified as a TDR, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Loan Losses 2020,” and Note 7, “Allowance for Credit Losses” in our 2020 Form 10-K.

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
At September 30, 2021 and December 31, 2020, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2021
TDR Loans	$1,185,820	$1,148,282	$69,626

December 31, 2020
TDR Loans	$1,312,805	$1,274,590	$104,265

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,208,333	$21,198	$1,554,741	$24,972

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,249,721	$64,177	$1,579,640	$75,530

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans. For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the Federal Financial Institutions Examination Council (“FFIEC”).

	September 30,		December 31,
	2021		2020
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$90,417		$88,750
TDR loans in forbearance(2)	48,892		76,704
TDR loans in repayment(3) and percentage of each status:
Loans current	917,756	91.0%	971,880	87.7%
Loans delinquent 30-59 days(4)	43,766	4.3	59,249	5.3
Loans delinquent 60-89 days(4)	24,984	2.5	43,576	3.9
Loans 90 days or greater past due(4)	22,467	2.2	34,431	3.1
Total TDR loans in repayment(3)	1,008,973	100.0%	1,109,136	100.0%
Total TDR loans, gross	$1,148,282		$1,274,590
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

	Three Months Ended September 30,
	2021			2020
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$1,063	$14,807	$1,588	$30,990	$20,033	$19,788

	Nine Months Ended September 30,
	2021			2020
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$6,697	$48,643	$9,305	$200,471	$48,031	$68,790

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Credit Quality Indicators
	September 30, 2021
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$2,740,609	$3,859,697	$3,131,422	$2,239,265	$1,938,613	$5,201,099	$19,110,705	88%
Without cosigner	449,218	601,172	481,391	322,867	233,512	503,972	2,592,132	12
Total	$3,189,827	$4,460,869	$3,612,813	$2,562,132	$2,172,125	$5,705,071	$21,702,837	100%

FICO at Origination(2):
Less than 670	$206,260	$250,867	$275,722	$207,725	$177,237	$461,829	$1,579,640	7%
670-699	423,163	598,066	548,962	396,081	358,145	961,855	3,286,272	15
700-749	1,010,429	1,439,849	1,184,965	848,391	725,425	1,917,552	7,126,611	33
Greater than or equal to 750	1,549,975	2,172,087	1,603,164	1,109,935	911,318	2,363,835	9,710,314	45
Total	$3,189,827	$4,460,869	$3,612,813	$2,562,132	$2,172,125	$5,705,071	$21,702,837	100%

FICO Refreshed(2)(3):
Less than 670	$262,997	$271,778	$282,320	$247,343	$249,302	$795,264	$2,109,004	10%
670-699	425,798	510,906	411,306	278,497	229,881	622,290	2,478,678	11
700-749	1,003,524	1,393,710	1,117,756	759,346	624,787	1,584,356	6,483,479	30
Greater than or equal to 750	1,497,508	2,284,475	1,801,431	1,276,946	1,068,155	2,703,161	10,631,676	49
Total	$3,189,827	$4,460,869	$3,612,813	$2,562,132	$2,172,125	$5,705,071	$21,702,837	100%

Seasoning(4):
1-12 payments	$1,837,837	$1,772,385	$397,777	$329,370	$311,956	$543,901	$5,193,226	24%
13-24 payments	—	1,027,243	1,487,280	221,972	220,104	532,905	3,489,504	16
25-36 payments	—	42	619,601	996,813	189,051	527,481	2,332,988	11
37-48 payments	—	—	—	397,585	777,883	513,718	1,689,186	8
More than 48 payments	—	—	—	—	250,029	2,892,624	3,142,653	14
Not yet in repayment	1,351,990	1,661,199	1,108,155	616,392	423,102	694,442	5,855,280	27
Total	$3,189,827	$4,460,869	$3,612,813	$2,562,132	$2,172,125	$5,705,071	$21,702,837	100%

2021 Current period(5) gross charge-offs	$(372)	$(4,159)	$(14,794)	$(23,210)	$(26,696)	$(91,808)	$(161,039)
2021 Current period(5) recoveries	14	254	1,398	2,679	3,288	14,344	21,977
2021 Current period(5) net charge-offs	$(358)	$(3,905)	$(13,396)	$(20,531)	$(23,408)	$(77,464)	$(139,062)

Total accrued interest by origination vintage	$58,245	$250,412	$331,670	$259,988	$192,350	$293,762	$1,386,427
         ______
(1)Balance represents gross Private Education Loans.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2021.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2021 through September 30, 2021.

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

	Private Education Loans Held for Investment Delinquencies by Origination Vintage
	September 30, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total

Loans in-school/grace/deferment(1)	$1,351,990	$1,661,199	$1,108,155	$616,392	$423,102	$694,442	$5,855,280
Loans in forbearance(2)	3,673	32,584	54,337	53,675	57,093	156,063	357,425
Loans in repayment:
Loans current	1,830,182	2,743,889	2,404,326	1,840,620	1,636,992	4,659,532	15,115,541
Loans delinquent 30-59 days(3)	3,051	15,107	25,793	27,398	28,340	100,253	199,942
Loans delinquent 60-89 days(3)	650	5,787	12,784	14,313	15,251	52,727	101,512
Loans 90 days or greater past due(3)	281	2,303	7,418	9,734	11,347	42,054	73,137
Total Private Education Loans in repayment	1,834,164	2,767,086	2,450,321	1,892,065	1,691,930	4,854,566	15,490,132
Total Private Education Loans, gross	3,189,827	4,460,869	3,612,813	2,562,132	2,172,125	5,705,071	21,702,837
Private Education Loans deferred origination costs and unamortized premium/(discount)	16,763	17,970	11,357	6,901	5,275	10,318	68,584
Total Private Education Loans	3,206,590	4,478,839	3,624,170	2,569,033	2,177,400	5,715,389	21,771,421
Private Education Loans allowance for losses	(173,374)	(252,460)	(220,891)	(148,040)	(118,966)	(295,729)	(1,209,460)
Private Education Loans, net	$3,033,216	$4,226,379	$3,403,279	$2,420,993	$2,058,434	$5,419,660	$20,561,961

Percentage of Private Education Loans in repayment	57.5%	62.0%	67.8%	73.8%	77.9%	85.1%	71.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.2%	0.8%	1.9%	2.7%	3.2%	4.0%	2.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.2%	2.2%	2.8%	3.3%	3.1%	2.3%
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

_______
(1)For some students, going back to school in the fall was not an option because of the pandemic, or for other reasons. Therefore, some students are taking a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, the loans in the “in-school/grace/deferment” category above include $401 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in forbearance” category above include $30 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in repayment” category above include $609 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received such extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021.
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

	Private Education Loans
	Accrued Interest Receivable
	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest

September 30, 2021	$1,386,427	$3,636	$4,351
December 31, 2020	$1,168,895	$4,354	$4,467

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
At September 30, 2021, we had $2.0 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	Three Months Ended September 30,
	2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$64,772	$1,161,696	$85,958	$1,119,042
Provision/New commitments - net(1)	129,904	2,885,024	157,337	2,542,390
Other provision items	15,068	—	(28,047)	—
Transfer - funded loans(2)	(110,613)	(2,083,128)	(100,470)	(1,890,305)
Ending Balance	$99,131	$1,963,592	$114,778	$1,771,127

	Nine Months Ended September 30,
	2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$110,044	$1,673,018	$2,481	$1,910,603
Day 1 adjustment for the adoption of CECL	—	—	115,758	—
Balance at January 1	110,044	1,673,018	118,239	1,910,603
Provision/New commitments - net(1)	218,304	4,963,789	279,008	4,542,560
Other provision items	32,831	—	(2,914)	—
Transfer - funded loans(2)	(262,048)	(4,673,215)	(279,555)	(4,682,036)
Ending Balance	$99,131	$1,963,592	$114,778	$1,771,127
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

7. Deposits

The following table summarizes total deposits at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Deposits - interest bearing	$20,890,292	$22,664,899
Deposits - non-interest bearing	568	1,140
Total deposits	$20,890,860	$22,666,039

Our total deposits of $20.9 billion were comprised of $11.6 billion in brokered deposits and $9.3 billion in retail and other deposits at September 30, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of September 30, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.0 billion and $7.1 billion of our deposit total as of September 30, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended September 30, 2021 and 2020, respectively, and placement fee expense of $12 million and $15 million in the nine months ended September 30, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $10 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and fees paid to third-party brokers related to brokered CDs were $11 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Deposits (Continued)
Interest bearing deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021		December 31, 2020
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,082,114	0.71%	$10,159,657	0.83%
Savings	956,571	0.44	907,976	0.55
Certificates of deposit	9,851,607	1.16	11,597,266	1.34
Deposits - interest bearing	$20,890,292		$22,664,899
____________
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2021, and December 31, 2020, there were $676 million and $571 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $46 million and $50 million at September 30, 2021 and December 31, 2020, respectively.

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2020 Form 10-K. The following table summarizes our borrowings at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$199,583	$494,585	$694,168	$—	$692,879	$692,879
Total unsecured borrowings	199,583	494,585	694,168	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,698,662	3,698,662	—	3,261,233	3,261,233
Variable-rate	—	1,026,501	1,026,501	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,725,163	4,725,163	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,725,163	4,725,163	—	4,496,338	4,496,338
Total	$199,583	$5,219,748	$5,419,331	$—	$5,189,217	$5,189,217

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)
Short-term Borrowings
Secured Borrowing Facility
On July 30, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur). At both September 30, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings
Secured Financings
2021 Transactions
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At September 30, 2021, $521 million of our Private Education Loans, including $484 million of principal and $37 million in capitalized interest, were encumbered because of this transaction.
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At September 30, 2021, $539 million of our Private Education Loans, including $501 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)
Secured Financings at Issuance
The following summarizes our secured financings issued in 2020 and in 2021 through September 30, 2021:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)

Private Education:
2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000
Total loan and accrued interest amount securitized at inception in 2020(2)		$1,463,230

2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
Total notes issued in 2021		$1,058,000

Total loan and accrued interest amount securitized at inception in 2021		$1,104,248
____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At September 30, 2021, $1.18 billion of our Private Education Loans, including $1.10 billion of principal and $84 million in capitalized interest, were encumbered related to these transactions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

	September 30, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,725,163	$4,725,163	$5,788,954	$175,472	$407,634	$6,372,060
Secured Borrowing Facility	—	—	—	—	—	1,436	1,436
Total	$—	$4,725,163	$4,725,163	$5,788,954	$175,472	$409,070	$6,373,496
____
(1) Other assets primarily represent accrued interest receivable.

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$356,967	$6,172,507
Secured Borrowing Facility	—	—	—	—	—	436	436
Total	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$357,403	$6,172,943
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
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2021			December 31, 2020
	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$206,099	$36,792	$242,891	$68,908	$16,923	$85,831
____
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $2.7 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2021 or in the year ended December 31, 2020.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2021, $5.9 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.6 percent and 5.4 percent, respectively, of our total notional derivative contracts of $6.2 billion at September 30, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2021 was $(96) million and $11 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million and $43 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2021 and December 31, 2020, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2021 and September 30, 2020. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2020 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2021	2020	2021	2020	2021	2020	2021	2020
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$489	$594	$38	$135	$527	$729
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(909)	(287)	—	—	—	—	(909)	(287)
Total net derivatives		$(909)	$(287)	$489	$594	$38	$135	$(382)	$442
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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Gross position(1)	$527	$729	$(909)	$(287)
Impact of master netting agreement	(527)	(176)	527	176
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	553	(382)	(111)
Cash collateral pledged(2)	11,890	42,874	—	—
Net position	$11,890	$43,427	$(382)	$(111)
__________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Notional Values

Interest rate swaps	$1,469,867	$1,018,976	$4,007,008	$4,845,543	$766,726	$2,693,364	$6,243,601	$8,557,883

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)
As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020

Deposits	$(4,083,115)	$(4,992,867)	$(81,460)	$(154,235)

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$21,763	$23,851	$67,230	$47,906
Hedged items recorded in interest expense	20,551	24,451	72,774	(116,500)
Derivatives recorded in interest expense	(20,602)	(24,458)	(72,787)	116,870
Total	$21,712	$23,844	$67,217	$48,276

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(5,228)	$(5,176)	$(15,791)	$(10,922)
Total	$(5,228)	$(5,176)	$(15,791)	$(10,922)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(3,571)	$(12,848)	$(21,383)	$21,611
Total	(3,571)	(12,848)	(21,383)	21,611
Total	$12,913	$5,820	$30,043	$58,965

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Amount of gain (loss) recognized in other comprehensive income (loss)	$(133)	$76	$13,583	$(53,707)
Less: amount of gain (loss) reclassified in interest expense	(5,228)	(5,176)	(15,791)	(10,922)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$5,095	$5,252	$29,374	$(42,785)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $19 million will be reclassified as an increase to interest expense.
Cash Collateral
As of September 30, 2021, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at September 30, 2021 and December 31, 2020, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $12 million and $43 million at September 30, 2021 and December 31, 2020, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2021	2020	2021	2020
Common stock repurchased under repurchase programs(1)(2)(3)	13,018,585	—	84,528,256	47,736,847
Average purchase price per share(4)	$18.75	$—	$17.17	$9.66
Shares repurchased related to employee stock-based compensation plans(5)	115,414	3,122	1,367,826	1,109,149
Average purchase price per share	$18.83	$7.05	$14.70	$10.97
Common shares issued(6)	504,183	5,150	3,785,490	2,990,447

__________________
(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2020 Share Repurchase Program. There was $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021.
(2) For the nine months ended September 30, 2021 and 2020, the amount includes 13 million shares and 45 million shares, respectively, related to the accelerated share repurchase agreement described below.
(3) For the nine months ended September 30, 2021, the amount includes 28.5 million shares related to the settlement of our common stock tender offer described below.
(4) Average purchase price per share includes purchase commission costs.
(5) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2021 was $17.60.

Common Stock Dividends

In both September 2021 and September 2020, we paid a common stock dividend of $0.03 per common share. In both the nine months ended September 30, 2021 and 2020, we paid a common stock dividend of $0.09 per common share.

Share Repurchases
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
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 13.0 million shares of common stock for $244 million in the three months ended September 30, 2021, and we repurchased 66.8 million shares of common stock for $1.2 billion in the nine months ended September 30, 2021. (For the nine months ended September 30, 2021, those amounts include the shares repurchased under the Tender Offer described below.) There was $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021.
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021.
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
Share Repurchases under our Rule 10b5-1 trading plan
During the three months ended September 30, 2021, we repurchased 13.0 million shares of our common stock at a total cost of $244 million and during the nine months ended September 30, 2021, we repurchased 42.6 million shares of our common stock at a total cost of $804 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$72,840	$171,028	$854,248	$447,990
Preferred stock dividends	1,166	2,058	3,559	8,000
Net income attributable to SLM Corporation common stock	$71,674	$168,970	$850,689	$439,990
Denominator:
Weighted average shares used to compute basic EPS	299,890	375,094	324,148	386,587
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,621	2,824	4,916	2,804
Weighted average shares used to compute diluted EPS	304,511	377,918	329,064	389,391

Basic earnings per common share attributable to SLM Corporation	$0.24	$0.45	$2.62	$1.14

Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.45	$2.59	$1.13

________________

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended September 30, 2021 and 2020, securities covering approximately 1 million shares and 2 million shares, respectively, and for the nine months ended September 30, 2021 and 2020, securities covering approximately 1 million shares and no shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2021, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Trading investments	$—	$—	$36,792	$36,792	$—	$—	$16,923	$16,923
Available-for-sale investments	—	2,505,372	—	2,505,372	—	1,996,634	—	1,996,634
Derivative instruments	—	527	—	527	—	729	—	729
Total	$—	$2,505,899	$36,792	$2,542,691	$—	$1,997,363	$16,923	$2,014,286

Liabilities
Derivative instruments	$—	$(909)	$—	$(909)	$—	$(287)	$—	$(287)
Total	$—	$(909)	$—	$(909)	$—	$(287)	$—	$(287)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Fair Value Measurements (Continued)
The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2021			December 31, 2020
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,299,804	$20,561,960	$3,737,844	$22,124,171	$18,436,968	$3,687,203
FFELP Loans	716,277	703,355	12,922	748,657	735,208	13,449
Credit Cards	17,791	16,212	1,579	12,249	10,967	1,282
Loans held for sale	—	—	—	3,226,029	2,885,640	340,389
Cash and cash equivalents	2,717,752	2,717,752	—	4,455,292	4,455,292	—
Trading investments	36,792	36,792	—	16,923	16,923	—
Available-for-sale investments	2,505,372	2,505,372	—	1,996,634	1,996,634	—
Accrued interest receivable	1,542,907	1,403,146	139,761	1,527,816	1,387,305	140,511
Tax indemnification receivable	12,486	12,486	—	18,492	18,492	—
Derivative instruments	527	527	—	729	729	—
Total earning assets	$31,849,708	$27,957,602	$3,892,106	$34,126,992	$29,944,158	$4,182,834
Interest-bearing liabilities:
Money-market and savings accounts	$11,082,540	$11,038,685	$(43,855)	$11,136,560	$11,067,633	$(68,927)
Certificates of deposit	9,944,973	9,851,607	(93,366)	11,799,223	11,597,266	(201,957)
Short-term borrowings	203,770	199,583	(4,187)	—	—	—
Long-term borrowings	5,387,187	5,219,748	(167,439)	5,398,309	5,189,217	(209,092)
Accrued interest payable	64,425	64,425	—	60,272	60,272	—
Derivative instruments	909	909	—	287	287	—
Total interest-bearing liabilities	$26,683,804	$26,374,957	$(308,847)	$28,394,651	$27,914,675	$(479,976)

Excess of net asset fair value over carrying value			$3,583,259			$3,702,858

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Regulatory Capital (Continued)
The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,255,466	13.1%	$1,736,176	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,255,466	13.1%	$2,108,214	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,408,359	13.7%	$2,604,265	>	10.5%
Tier 1 Capital (to Average Assets)	$3,255,466	10.9%	$1,193,100	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

________________
(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $50 million in dividends and $1.2 billion in dividends to the Company for the three and nine months ended September 30, 2021, respectively, and no dividends and $568 million in dividends to the Company for the three and nine months ended September 30, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2021, we had $2.0 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2021/2022 academic year. At September 30, 2021, we had a $99 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)
15. Subsequent Events
Increase to 2021 Share Repurchase Program
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021. For additional details on our share repurchase programs, see Note 10, “Stockholders’ Equity” in this Form 10-Q .
Declaration of Fourth Quarter 2021 Dividend
A 2021 fourth-quarter dividend of $0.11 per share on our stock has been declared and will be paid on December 15, 2021 to shareholders of record at the close of business on December 3, 2021.

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

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2021 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2020 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. We provide “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Core Earnings’ ” in this

Form 10-Q for the quarter ended September 30, 2021 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.
Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the outbreak of coronavirus 2019 or COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. Throughout 2020, all 50 states reported cases of COVID-19 and each implemented various containment efforts, including lockdowns on non-essential businesses and work from home regimes. As a result of these measures, in early 2020 the unemployment rate increased dramatically. In response, we offered disaster forbearance to those customers who contacted us and were negatively affected by COVID-19. The second half of 2020 saw improvements in economic and consumer trends, but continued waves of new cases of COVID-19 created continued uncertainty in the economic environment. However, at the end of the fourth quarter of 2020 and into the first quarter of 2021, the rollout of new vaccines and the ratification of two additional stimulus laws have resulted in lower infection rates and significant improvement in the outlook of the economy. The improved outlook in the economy has contributed to faster prepayment rates and lower expected credit losses. We have continued to see improved trends in unemployment rates in 2021 despite the increase in COVID-19 infections from the Delta variant that occurred in the third quarter of 2021.
In the second quarter of 2021, we communicated our return to office plans to our team members. Based on the national and local guidelines, we developed a phased-in approach for returning to the office. Under this phased-in approach, we opened our offices in early July 2021 for employees who wanted to voluntarily come to the office. We had planned for a more substantial return to our campuses in early October; however, with the increase in new cases due to the COVID-19 Delta variant, we postponed a more fulsome return to our offices until the first quarter of 2022. The return to our offices will include enhanced safety protocols and processes to provide the best working environment for our team members and we will implement limited flexible work-from-home schedules for employees.
For the start of the 2021-2022 academic year, the majority of colleges, universities, and trade schools have returned to in-person classes while offering full residential options. While these schools have moved away from an emphasis on hybrid and online policies, some regional reports indicate an increase in colleges maintaining online classes as a safety precaution, due to the recent uptick in COVID-19 variant infections.
For some students, going back to school in the fall of 2020 was not an option because of the pandemic or for other reasons. Therefore, some students took a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we had provided an extension of time, until the fall of 2021, to re-enroll before beginning their grace period that occurs upon separation from school and prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans had been granted this extended period of time. Beginning September 30, 2021, we no longer granted this “gap year” extension.
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

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and percentages)	2021	2020	2021	2020

Net income attributable to SLM Corporation common stock	$71,674	$168,970	$850,689	$439,990
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.45	$2.59	$1.13
Weighted average shares used to compute diluted earnings per share	304,511	377,918	329,064	389,391
Return on assets(1)	1.0%	2.2%	3.8%	1.9%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,561,961	$20,955,922	$20,561,961	$20,955,922
Ending FFELP Loans, net	703,355	743,220	703,355	743,220
Ending total education loans, net	$21,265,316	$21,699,142	$21,265,316	$21,699,142

Ending Credit Cards, net	$16,211	$10,629	$16,211	$10,629

Average education loans	$21,658,098	$22,688,683	$21,584,629	$23,105,216
Average Personal Loans	$—	$527,204	$—	$778,153
Average Credit Cards	$14,894	$11,086	$12,821	$8,588
__________
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2021.
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
LIBOR Transition
On July 27, 2017, the United Kingdom's Financial Conduct Authority (“UKFCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks on the London interbank market to submit LIBOR rates after 2021. On March 5, 2021, ICE Benchmark Administration, as the administrator of LIBOR, and the UKFCA, as regulator, announced LIBOR settings will no longer be published for 1 week and 2 month USD LIBOR and all tenors for other currencies after December 31, 2021, and for the remaining USD settings after June 30, 2023. The UKFCA does not expect that any

LIBOR settings will become unrepresentative before those dates. U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations.
The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began issuing certain deposits based on SOFR. In the second quarter of 2021, we began to issue variable-rate Private Education Loans that use SOFR as a reference rate. We plan to significantly reduce the number of contracts that reference LIBOR, either through modification or replacement, by June 2023.
See Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.
Strategic Imperatives
To further focus and align our business and increase shareholder value, we continue to advance our strategic imperatives. Our focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to better inform the external narrative about student lending and Sallie Mae’s role in helping students and families responsibly plan and pay for college. We maintain a rigorous and predictable capital allocation and return program to create shareholder value while also driving a mission-led culture that continues to make Sallie Mae a great place to work.
A full description of these imperatives can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
During the first nine months of 2021, we made the following progress on the above corporate strategic imperatives.
New Servicing Call Center Platform and Rebranded Online Resource Tools
In late March 2021, we migrated our servicing call center to a new integrated platform that will further our goal to deliver exceptional customer experiences. This new platform will also allow us to streamline our processes and provide efficiencies, thereby creating more customer-centric capabilities for our team members. We also relaunched our online resource to provide a centralized and simplified site that provides information on tools and resources for school counselors as they assist students and families plan and pay for college. We are also creating a suite of confidence inspiring tools and resources as well as new, innovative partnerships that will provide significant value to our customers.
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
2021 Loan Sales and 2021-A and 2021-C Transactions
During the first nine months of 2021, we sold $3.19 billion of our Private Education Loans, including $2.99 billion in principal and $195 million in capitalized interest, to an unaffiliated third party. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $403 million during the first nine months of 2021. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale” and Note 8, “Borrowings - Unconsolidated VIEs.”

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
2021-D Securitization
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent.
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
Share Repurchases under our Rule 10b5-1 trading plan
During the nine months ended September 30, 2021, we repurchased 42.6 million shares of our common stock at a total cost of $804 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021.
Common Stock Dividend
A 2021 fourth-quarter dividend of $0.11 per share on our common stock has been declared and will be paid on December 15, 2021 to shareholders of record at the close of business on December 3, 2021.
Secured Borrowing Facility
On July 30, 2021, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”  The Secured Borrowing Facility is a $2 billion secured borrowing facility, under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur).

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%	2021	2020	$	%
Interest income:
Loans	$443	$478	$(35)	(7)%	$1,304	$1,513	$(209)	(14)%
Investments	3	3	—	—	9	9	—	—
Cash and cash equivalents	2	1	1	100	5	20	(15)	(75)
Total interest income	448	482	(34)	(7)	1,318	1,542	(224)	(15)
Total interest expense	90	118	(28)	(24)	291	429	(138)	(32)
Net interest income	358	365	(7)	(2)	1,027	1,113	(86)	(8)
Less: provisions for credit losses	138	(4)	142	3,550	(18)	409	(427)	(104)
Net interest income after provisions for credit losses	219	368	(149)	(40)	1,045	704	341	48
Non-interest income:
Gains on sales of loans, net	—	—	—	—	403	239	164	69
Gains on derivatives and hedging activities, net	—	—	—	—	—	49	(49)	(100)
Other income	14	10	4	40	77	43	34	79
Total non-interest income	14	10	4	40	480	331	149	45
Non-interest expenses:
Total operating expenses	141	127	14	11	393	416	(23)	(6)
Restructuring expenses	—	24	(24)	(100)	1	24	(23)	(96)
Total non-interest expenses	141	152	(11)	(7)	394	440	(46)	(10)
Income before income tax expense	92	226	(134)	(59)	1,130	594	536	90
Income tax expense	19	55	(36)	(65)	276	146	130	89
Net income	73	171	(98)	(57)	854	448	406	91
Preferred stock dividends	1	2	(1)	(50)	4	8	(4)	(50)
Net income attributable to SLM Corporation common stock	$72	$169	$(97)	(57)%	$850	$440	$410	93%
Basic earnings per common share attributable to SLM Corporation	$0.24	$0.45	$(0.21)	(47)%	$2.62	$1.14	$1.48	130%
Diluted earnings per common share attributable to SLM Corporation	$0.24	$0.45	$(0.21)	(47)%	$2.59	$1.13	$1.46	129%
Declared dividends per common share attributable to SLM Corporation	$0.03	$—	$0.03	100%	$0.09	$0.09	$—	—%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
For the three months ended September 30, 2021, net income was $73 million, or $0.24 diluted earnings per common share, compared with net income of $171 million, or $0.45 diluted earnings per common share, for the three months ended September 30, 2020.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $7 million in the current quarter compared with the year-ago quarter primarily due to a $1.6 billion reduction in average loans outstanding. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $3.19 billion of Private Education Loans during the first nine months of 2021. Offsetting the lower average loans outstanding was a 24-basis point increase in our net interest margin. Our net interest margin increased as a result of the cost of our interest-bearing liabilities decreasing by more than the decline in the yield on our interest-earning assets. When rates declined significantly during the first nine months of 2020, as a result of the COVID-19 pandemic, our variable-rate assets repriced more quickly than our interest-bearing liabilities. These interest-bearing liabilities continued to reprice downward during the latter half of 2020 and first nine months of 2021 to reflect the lower interest rate environment. As a result, the cost of our interest-bearing liabilities for the third quarter of 2021 was 31 basis points lower than for the third quarter of 2020.
•Provision for credit losses in the current quarter was $138 million, compared with a $4 million negative provision in the year-ago quarter. During the third quarter of 2021, the provision for credit losses was primarily affected by new loan commitments made during the quarter, an increase in provisions related to our continuing implementation of new credit administration practices (as described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in this Form 10-Q) and other factors. In the year-ago quarter, the provision for credit losses was favorably affected by improved economic forecasts compared to the second quarter of 2020, faster prepayments speeds, and a $43 million benefit from the sale of our Personal Loan portfolio. The benefit from the economic forecasts in the year-ago quarter was heavily influenced by a recalibration of the college graduate unemployment rate that occurred in the third quarter of 2020.
•Other income was $14 million in the third quarter of 2021, compared with $10 million in the year-ago quarter. The increase in other income compared with the year-ago quarter was primarily the result of a $4 million increase in third-party servicing fees. Third-party servicing fees increased because we sold a total of $3.19 billion in loans in the first nine months of 2021 where we retained servicing rights.
•Third-quarter 2021 total operating expenses were $141 million, compared with $127 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and increased costs associated with the growth in loans owned and serviced.
•In the third quarter of 2020, we implemented a restructuring plan that resulted in our recording a $24 million restructuring charge in the year-ago quarter. These expenses were primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees, that were incremental and incurred as a direct result of our 2020 restructuring plan. There were de minimis restructuring expenses recorded in the current period.
•Third-quarter 2021 income tax expense was $19 million, compared with $55 million in the year-ago quarter. Our effective income tax rate decreased to 21.0 percent in the third quarter of 2021 from 24.4 percent in the year-ago quarter. The decrease in the effective rate for the third quarter of 2021 was primarily due to a tax benefit related to stock compensation and lower state tax expense.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
For the nine months ended September 30, 2021, net income was $854 million, or $2.59 diluted earnings per common share, compared with net income of $448 million, or $1.13 diluted earnings per common share, for the nine months ended September 30, 2020.
The primary drivers of changes in net income for the first nine months of 2021 compared with the year-ago period are as follows:
•Net interest income decreased by $86 million in the first nine months of 2021 compared with the year-ago period primarily due to a $2.3 billion reduction in average loans outstanding and a 10 basis point decrease in the net interest margin. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $3.19 billion of Private Education Loans in the first nine months of 2021. The decline in net interest margin was due to a combination of factors, including the sale of our higher-yielding Personal Loan portfolio in the third quarter of 2020 and an increase in our lower-yielding taxable securities portfolio. Our average taxable securities in the first nine months of 2021 increased by $632 million compared with the year-ago period. The lower yields on these investments, which declined significantly from the year-ago period, coupled with their larger balances, contributed to the decline in the net interest margin. Yields on cash and other short-term investments and taxable securities are much lower than yields on consumer loans, which reduces the weighted average yield on our interest-earning assets and our net interest margin.
•Provisions for credit losses for the nine months ended September 30, 2021 was a negative provision of $18 million, compared with a provision of $409 million for the year-ago period. This decrease of $427 million in the first nine months of 2021 compared with the year-ago period was primarily the result of improving economic forecasts in 2021, a change in the economic scenarios used and their respective weightings when estimating our allowance for credit losses, and faster prepayment speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model.
•Gains on sales of loans, net were $403 million in the first nine months of 2021, compared with $239 million in the year-ago period. The increase in gains on sales of loans was primarily the result of improved pricing on the sale of loans in the first nine months of 2021 compared with the year-ago period and, to a lesser extent, $157 million in additional loan sales in the first nine months of 2021 when compared with the year-ago period.
•Gains on derivatives and hedging activities, net, were de minimis in the first nine months of 2021, compared with a net gain of $49 million in the year-ago period. The year-ago period was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income was $77 million in the first nine months of 2021, compared with $43 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $35 million gain related to changes in the valuation of certain non-marketable securities, and a $21 million increase in third-party servicing fees, offset by an $11 million gain from the sale of our Upromise subsidiary recognized in the year-ago period and $6 million in lower revenue related to our Upromise subsidiary. In addition, other income during the first nine months of 2021 was negatively affected by a $6 million reduction in the tax indemnification receivable related to uncertain tax positions. Third-party servicing fees increased because we sold $3.19 billion in loans in the first nine months of 2021 where we retained servicing rights.
•For the nine months ended September 30, 2021, total operating expenses were $393 million, compared with $416 million in the year-ago period. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of the corporate reorganization that occurred in the second half of 2020, the divestiture of our Upromise subsidiary, the sale of the Personal Loan portfolio, and lower initiative spending and improved servicing efficiencies.
•In the third quarter of 2020, we implemented a restructuring plan that resulted in our recording a $24 million restructuring charge in the nine months ended September 30, 2020. These expenses were primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees, that were incremental and incurred as a direct result of our 2020 restructuring plan. There were de minimis restructuring expenses recorded in the current period.
•Income tax expense for the nine months ended September 30, 2021 was $276 million, compared with $146 million in the year-ago period. Our effective income tax rate decreased in the first nine months of 2021 to 24.4 percent from 24.6 percent in the year-ago period. The decrease in the in effective income tax rate year to date is primarily due to a tax benefit related to stock compensation expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Unrealized gains (losses) on instruments not in a hedging relationship	$(3,571)	$(12,848)	$(21,383)	$21,611
Interest reclassification	3,615	12,833	21,544	27,797
Gains (losses) on derivatives and hedging activities, net	$44	$(15)	$161	$49,408

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020

“Core Earnings” adjustments to GAAP:

GAAP net income	$72,840	$171,028	$854,248	$447,990
Preferred stock dividends	1,166	2,058	3,559	8,000
GAAP net income attributable to SLM Corporation common stock	$71,674	$168,970	$850,689	$439,990

Adjustments:
Net impact of derivative accounting(1)	3,571	12,848	21,383	(21,611)
Net tax expense (benefit)(2)	864	3,136	5,172	(5,276)
Total “Core Earnings” adjustments to GAAP	2,707	9,712	16,211	(16,335)

“Core Earnings” attributable to SLM Corporation common stock	$74,381	$178,682	$866,900	$423,655

GAAP diluted earnings per common share	$0.24	$0.45	$2.59	$1.13
Derivative adjustments, net of tax	—	0.02	0.04	(0.04)
“Core Earnings” diluted earnings per common share	$0.24	$0.47	$2.63	$1.09
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
(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Provisions for credit losses	$138,442	$(3,640)	$(17,648)	$409,505
Total portfolio net charge-offs	$(48,920)	$(53,770)	$(139,582)	$(154,838)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,944,581	8.26%	$21,937,758	8.24%	$20,860,973	8.23%	$22,342,353	8.48%
FFELP Loans	713,517	3.45	750,925	3.46	723,656	3.43	762,863	3.86
Personal Loans	—	—	527,204	12.86	—	—	778,153	12.43
Credit Cards	14,894	6.95	11,086	(6.58)	12,821	4.97	8,588	(7.20)
Taxable securities	2,029,739	0.66	2,134,005	0.59	2,007,867	0.62	1,376,342	0.84
Cash and other short-term investments	4,477,634	0.16	4,934,477	0.13	5,574,427	0.13	5,665,861	0.49
Total interest-earning assets	28,180,365	6.30%	30,295,455	6.34%	29,179,744	6.04%	30,934,160	6.66%

Non-interest-earning assets	655,288		(13,559)		656,357		86,471

Total assets	$28,835,653		$30,281,896		$29,836,101		$31,020,631

Average Liabilities and Equity
Brokered deposits	$10,706,147	1.26%	$12,409,614	1.61%	$11,281,800	1.38%	$13,051,185	1.93%
Retail and other deposits	10,377,808	0.66	10,849,616	1.22	10,533,660	0.73	10,747,941	1.62
Other interest-bearing liabilities(1)	5,371,756	2.88	4,933,763	2.77	5,235,105	2.99	4,868,202	3.01
Total interest-bearing liabilities	26,455,711	1.35%	28,192,993	1.66%	27,050,565	1.44%	28,667,328	2.00%

Non-interest-bearing liabilities	159,371		36,829		323,184		129,102
Equity	2,220,571		2,052,074		2,462,352		2,224,201
Total liabilities and equity	$28,835,653		$30,281,896		$29,836,101		$31,020,631

Net interest margin		5.03%		4.79%		4.71%		4.81%

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

(Dollars in thousands)	Decrease	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2021 vs. 2020
Interest income	$(34,823)	$(2,618)	$(32,205)
Interest expense	(27,774)	(21,188)	(6,586)
Net interest income	$(7,049)	$18,164	$(25,213)

Nine Months Ended September 30, 2021 vs. 2020
Interest income	$(223,702)	$(138,155)	$(85,547)
Interest expense	(137,662)	(114,177)	(23,485)
Net interest income	$(86,040)	$(23,114)	$(62,926)

         _________________
(1)  Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	September 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,735,655	$71	$—	$3,735,726
Grace, repayment and other(2)	17,967,182	705,620	17,766	18,690,568
Total, gross	21,702,837	705,691	17,766	22,426,294
Deferred origination costs and unamortized premium/(discount)	68,584	1,870	186	70,640
Allowance for credit losses	(1,209,460)	(4,206)	(1,741)	(1,215,407)
Total loans held for investment portfolio, net	$20,561,961	$703,355	$16,211	$21,281,527

% of total	97%	3%	—%	100%
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
    ____________
(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At December 31, 2020, the loans in the “in-school” category include $254 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments. This program ended in September 2021. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in this Form 10-Q.

(2)At December 31, 2020, the loans in the “grace, repayment and other” category include (a) $147 million of Private Education Loans whose borrowers were in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments, and (b) $639 million of Private Education Loans whose borrowers were in a forbearance or repayment status and who did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in this Form 10-Q.

(3)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021		2020		2021		2020
Private Education Loans	$20,944,581	97%	$21,937,758	95%	$20,860,973	97%	$22,342,353	94%
FFELP Loans	713,517	3	750,925	3	723,656	3	762,863	3
Personal Loans	—	—	527,204	2	—	—	778,153	3
Credit Cards	14,894	—	11,086	—	12,821	—	8,588	—
Total portfolio	$21,672,992	100%	$23,226,973	100%	$21,597,450	100%	$23,891,957	100%

Loans Held for Investment, Net Activity

	Three Months Ended September 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,389,089	$714,609	$11,446	$20,115,144
Acquisitions and originations:
Fixed-rate	1,253,720	—	—	1,253,720
Variable-rate	844,110	—	18,326	862,436
Total acquisitions and originations	2,097,830	—	18,326	2,116,156
Capitalized interest and deferred origination cost premium amortization	96,385	6,892	(43)	103,234
Loan consolidations to third-parties	(408,414)	(6,441)	—	(414,855)
Allowance	(54,920)	56	(298)	(55,162)
Repayments and other	(558,009)	(11,761)	(13,220)	(582,990)
Ending balance	$20,561,961	$703,355	$16,211	$21,281,527

	Three Months Ended September 30, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$19,792,515	$752,021	$609,051	$10,344	$21,163,931
Acquisitions and originations:
Fixed-rate	882,782	—	—	—	882,782
Variable-rate	1,019,613	—	—	9,059	1,028,672
Total acquisitions and originations	1,902,395	—	—	9,059	1,911,454
Capitalized interest and deferred origination cost premium amortization	107,189	7,625	(50)	(252)	114,512
Sales	—	—	(588,285)	—	(588,285)
Loan consolidations to third-parties(1)	(296,322)	(4,952)	—	—	(301,274)
Allowance	31,747	22	54,803	(343)	86,229
Repayments and other(1)	(581,602)	(11,496)	(75,519)	(8,179)	(676,796)
Ending balance	$20,955,922	$743,220	$—	$10,629	$21,709,771

_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Q for the three months ended September 30, 2020 by $39 million. The “repayments and other” line item was understated in the Form 10-Q for the three months ended September 30, 2020 by $39 million. In order to correctly reflect the activity that occurred in the third quarter of 2020 regarding those line items for loans we owned and held for investment, the “loan consolidations to third-parties” line item above reflects a reduction of $39 million to the line item amount to reflect the aggregate overstatement for the third quarter of 2020, and the “repayments and other” line item above reflects an increase of $39 million to the line item amount to reflect the aggregate understatement for the third quarter of 2020.

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	2,570,579	—	—	2,570,579
Variable-rate	2,134,149	—	39,484	2,173,633
Total acquisitions and originations	4,704,728	—	39,484	4,744,212
Capitalized interest and deferred origination cost premium amortization	297,149	21,022	(251)	317,920
Sales	(150,928)	—	—	(150,928)
Transfer from loans held for sale	25,040	—	—	25,040
Loan consolidations to third-parties	(1,135,141)	(20,320)	—	(1,155,461)
Allowance	146,384	171	(239)	146,316
Repayments and other	(1,762,239)	(32,726)	(33,750)	(1,828,715)
Ending balance	$20,561,961	$703,355	$16,211	$21,281,527

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Private Education Loans(1)	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net(1)
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL Adjustment to Allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	2,606,056	—	41	—	2,606,097
Variable-rate	2,103,322	—	—	26,885	2,130,207
Total acquisitions and originations	4,709,378	—	41	26,885	4,736,304
Capitalized interest and deferred origination cost premium amortization	334,355	19,196	(253)	(567)	352,731
Sales	(2,925,478)	—	(588,285)	—	(3,513,763)
Loan consolidations to third-parties(1)	(988,299)	(16,659)	—	—	(1,004,958)
Allowance	(293,682)	122	36,526	(1,095)	(258,129)
Repayments and other(1)	(1,716,037)	(40,403)	(352,489)	(18,224)	(2,127,153)
Ending balance	$20,955,922	$743,220	$—	$10,629	$21,709,771
_________
(1)In our Form 10-Qs for the first three fiscal quarters of 2020: (i) the “loan consolidations to third-parties” line item incorrectly included consolidation activity for loans we serviced but did not own, and (ii) the “repayments and other” line item did not correctly reflect the total of all scheduled repayments and voluntary prepayments made on loans in repayment that we owned and held for investment. The “ending balance” line item, which includes the effects of those two line items, was reflected correctly in the Form 10-Qs. The “loan consolidations to third-parties” line item was overstated in the Form 10-Q for the nine months ended September 30, 2020 by $97 million. The “repayments and other” line item was understated in the Form 10-Q for the nine months ended September 30, 2020 by $97 million. In order to correctly reflect the activity that occurred in the first nine months of 2020 regarding those line items for loans we owned and held for investment, the “loan consolidations to third-parties” line item above reflects a reduction of $97 million to the line item amount to reflect the aggregate overstatement for the first nine months of 2020, and the “repayments and other” line item above reflects an increase of $97 million to the line item amount to reflect the aggregate understatement for the first nine months of 2020.

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at September 30, 2021 decreased by 6 percent compared with September 30, 2020, and now total 36 percent of our Private Education Loans held for investment portfolio at September 30, 2021.
“Loan consolidations to third-parties” for the three months ended September 30, 2021 total 5.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at September 30, 2021, or 2.0 percent of our total Private Education Loans held for investment portfolio at September 30, 2021, compared with the year-ago period of 3.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.6 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations is attributable to consolidators having ready access to funding in spite of the COVID-19 pandemic impact on the economy. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended September 30,
(Dollars in thousands)	2021	%	2020	%
Smart Option - interest only(1)	$411,644	20%	$451,835	24%
Smart Option - fixed pay(1)	670,646	32	539,600	28
Smart Option - deferred(1)	790,532	38	677,661	36
Smart Option - principal and interest	3,838	—	3,408	—
Graduate Loan	176,898	8	188,673	10
Parent Loan	34,401	2	34,468	2
Total Private Education Loan originations	$2,087,959	100%	$1,895,645	100%

Percentage of loans with a cosigner	87.8%		87.7%
Average FICO at approval(2)	749		752

	Nine Months Ended September 30,
(Dollars in thousands)	2021	%	2020	%
Smart Option - interest only(1)	$984,974	21%	$1,077,148	23%
Smart Option - fixed pay(1)	1,444,831	31	1,323,344	28
Smart Option - deferred(1)	1,735,677	37	1,712,171	37
Smart Option - principal and interest	9,399	—	8,234	—
Graduate Loan	432,837	9	483,545	10
Parent Loan	77,958	2	89,314	2
Total Private Education Loan originations	$4,685,676	100%	$4,693,756	100%

Percentage of loans with a cosigner	86.7%		86.4%
Average FICO at approval(2)	750		748

____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2020 Form 10-K for a further discussion.
(2) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Credit Losses Activity

	Three Months Ended September 30,
	2021				2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,154,540	$4,262	$1,442	$1,160,244	$1,760,559	$4,385	$163,337	$1,042	$1,929,323
Transfer from unfunded commitment liability(1)	110,613	—	—	110,613	100,470	—	—	—	100,470
Less:
Charge-offs	(56,000)	(106)	(119)	(56,225)	(55,298)	(89)	(5,231)	(48)	(60,666)
Loan sales	—	—	—	—	—	—	(108,534)	—	(108,534)
Plus:
Recoveries	7,302	—	3	7,305	4,790	—	2,106	—	6,896
Provision for loan losses:
Provision, current period	(6,995)	50	415	(6,530)	(81,710)	67	(8,762)	391	(90,014)
Loan sale reduction to provision	—	—	—	—	—	—	(42,916)	—	(42,916)
Total provisions for credit losses(2)	(6,995)	50	415	(6,530)	(81,710)	67	(51,678)	391	(132,930)
Ending balance	$1,209,460	$4,206	$1,741	$1,215,407	$1,728,811	$4,363	$—	$1,385	$1,734,559

Troubled debt restructurings(3)	$1,148,282	$—	$—	$1,148,282	$1,495,161	$—	$—	$—	$1,495,161
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(6,995)	$(81,710)
Provisions for unfunded loan commitments	144,972	129,290
Total Private Education Loan provisions for credit losses	137,977	47,580

Other impacts to the provisions for credit losses:
Personal Loans	—	(51,678)
FFELP Loans	50	67
Credit Cards	415	391
Total	465	(51,220)
Provisions for credit losses reported in consolidated statements of income	$138,442	$(3,640)
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

	Nine Months Ended September 30,
	2021				2020
(Dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
Day 1 adjustment for adoption of CECL	—	—	—	—	1,060,830	2,852	79,183	188	1,143,053
Balance at January 1	1,355,844	4,378	1,501	1,361,723	1,435,130	4,485	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	262,049	—	—	262,049	279,555	—	—	—	279,555
Less:
Charge-offs	(161,039)	(249)	(281)	(161,569)	(138,546)	(399)	(39,079)	(96)	(178,120)
Loan sales	—	—	—	—	—	—	(108,534)	—	(108,534)
Plus:
Recoveries	21,977	—	10	21,987	18,298	—	4,984	—	23,282
Provision for loan losses:
Provision, current period	(260,923)	77	511	(260,335)	296,167	277	40,485	1,191	338,120
Loan sale reduction to provision	(10,335)	—	—	(10,335)	(161,793)	—	(42,916)	—	(204,709)
Loans transferred from held-for-sale	1,887	—	—	1,887	—	—	—	—	—
Total provisions for credit losses(2)	(269,371)	77	511	(268,783)	134,374	277	(2,431)	1,191	133,411
Ending balance	$1,209,460	$4,206	$1,741	$1,215,407	$1,728,811	$4,363	$—	$1,385	$1,734,559

Troubled debt restructurings(3)	$1,148,282	$—	$—	$1,148,282	$1,495,161	$—	$—		$1,495,161
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(269,371)	$134,374
Provisions for unfunded loan commitments	251,135	276,094
Total Private Education Loan provisions for credit losses	(18,236)	410,468

Other impacts to the provisions for credit losses:
Personal Loans	—	(2,431)
FFELP Loans	77	277
Credit Cards	511	1,191
Total	588	(963)
Provisions for credit losses reported in consolidated statements of income	$(17,648)	$409,505
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2021, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 36 percent of our total Private Education Loans held for investment portfolio at September 30, 2021, compared with 43 percent at September 30, 2020.
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

	Private Education Loans Held for Investment
	September 30,
	2021		2020
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$5,855,280		$6,055,561
Loans in forbearance(1) and percentage of each status
Loans in forbearance - current(3)	357,425	100.0%	705,162	100.0%
Loans in forbearance - loans delinquent 30-59 days(2)(3)	—	—	274	—
Loans in forbearance - loans delinquent 60-89 days(2)(3)	—	—	21	—
Loans in forbearance - loans 90 days or greater past due(2)(3)	—	—	—	—
Total Private Education Loans in forbearance(2)	357,425	100.0%	705,457	100.0%
Loans in repayment(1) and percentage of each status:
Loans current	15,115,541	97.6%	15,375,006	97.0%
Loans delinquent 30-59 days(4)	199,942	1.3	265,251	1.7
Loans delinquent 60-89 days(4)	101,512	0.6	139,823	0.9
Loans 90 days or greater past due(4)	73,137	0.5	73,229	0.4
Total Private Education Loans in repayment	15,490,132	100.0%	15,853,309	100.0%
Total Private Education Loans, gross	21,702,837		22,614,327
Private Education Loans deferred origination costs and unamortized premium/(discount)	68,584		70,406
Total Private Education Loans	21,771,421		22,684,733
Private Education Loans allowance for losses	(1,209,460)		(1,728,811)
Private Education Loans, net	$20,561,961		$20,955,922

Percentage of Private Education Loans in repayment		71.4%		70.1%

Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment		2.4%		3.0%

Delinquencies as a percentage of Private Education Loans in repayment and delinquent forbearance loans		2.4%		3.0%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		2.3%		4.3%
_________
(1)At September 30, 2020, the loans in the “in-school/grace/deferment” category above include $379 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who received an extension of time from us to re-enroll before beginning their grace period. At September 30, 2020, the loans in the “in forbearance” category above include $11 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. At September 30, 2020, the loans in the “in repayment” category above include $447 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who received an extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in this Form 10-Q.
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment and delinquent forbearance loans decreased to 2.4 percent at September 30, 2021 from 3.0 percent at September 30, 2020, and the forbearance rate decreased to 2.3 percent at September 30, 2021 from 4.3 percent at September 30, 2020. The delinquency rate on September 30, 2021 was lower than the year-ago quarter due to several factors, including the suspension of payments on federal loans which reduced the payment burden by our borrowers, multiple stimulus packages signed into law during 2020 and the first quarter of 2021, and to a lesser extent, the disaster forbearance program we invoked to assist our customers. The first wave of disaster forbearance was granted primarily in 90-day increments. When those disaster forbearances expired in June and July 2020, the loans were no longer considered in forbearance until the borrowers requested, and were granted, an additional forbearance. Many of those borrowers went back into repayment status at the end of their original three-month disaster forbearance. Other borrowers asked for additional forbearance and we began granting those in one-month increments. We stopped providing COVID-19 related disaster forbearances in June 2021. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” in the 2020 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,154,540	$1,760,559	$1,355,844	$374,300
Day 1 adjustment for adoption of CECL	—	—	—	1,060,830
Adjusted beginning balance	1,154,540	1,760,559	1,355,844	1,435,130
Transfer from unfunded commitment liability(1)	110,613	100,470	262,049	279,555
Provisions for credit losses:
Provision, current period	(6,995)	(81,710)	(260,923)	296,167
Loan sale reduction to provision	—	—	(10,335)	(161,793)
Loans transferred from held-for-sale	—	—	1,887	—
Total provision	(6,995)	(81,710)	(269,371)	134,374
Net charge-offs:
Charge-offs	(56,000)	(55,298)	(161,039)	(138,546)
Recoveries	7,302	4,790	21,977	18,298
Net charge-offs	(48,698)	(50,508)	(139,062)	(120,248)
Ending balance	$1,209,460	$1,728,811	$1,209,460	$1,728,811

Allowance as a percentage of the ending total loan balance	5.57%	7.64%	5.57%	7.64%
Allowance as a percentage of the ending loans in repayment(2)	7.81%	10.91%	7.81%	10.91%
Allowance coverage of net charge-offs (annualized)	6.21	8.56	6.52	10.78
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.29%	1.33%	1.25%	1.05%
Delinquent loans in repayment as a percentage of ending loans in repayment(2)	2.42%	3.02%	2.42%	3.02%
Delinquencies as a percentage of ending loans in repayment and delinquent forbearance loans(2)	2.42%	3.02%	2.42%	3.02%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	2.26%	4.26%	2.26%	4.26%
Ending total loans, gross	$21,702,837	$22,614,327	$21,702,837	$22,614,327
Average loans in repayment(2)	$15,108,802	$15,182,703	$14,877,937	$15,336,253
Ending loans in repayment(2)	$15,490,132	$15,853,309	$15,490,132	$15,853,309
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

Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loan. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
Forbearance allows a borrower to not make scheduled payments for a specified period of time. Using forbearance extends the original term of the loan by the term of forbearance taken. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is capitalized (added to principal) at the end of the forbearance. Interest will not capitalize at the end of certain types of forbearance, such as disaster forbearance, however.

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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In most instances, we require one payment before granting forbearance to delinquent borrowers.
Historically, we also have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
During COVID-19, our customers experienced higher levels of financial hardship, which initially led to higher levels of forbearance. We expect for some customers financial hardship may lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting disaster forbearance in response to the COVID-19 pandemic. As borrowers in the various delinquency buckets exit disaster forbearance and begin to enter repayment, we expect elevated levels of losses on this segment of our customers. We expect that, left unabated, this deterioration in delinquency and default rates may persist until economic conditions return to pre-pandemic levels.
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced certain planned changes to our credit administration practices, including the imposition of limits on the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted. Prior to implementation of the previously announced changes, borrowers could receive consecutive forbearance grants without intervening payments of principal and interest, if they satisfied all eligibility requirements.

We commenced testing in October 2019 for some of the previously announced planned changes on a very small percentage of our total portfolio and in March 2020 we began to expand the number of borrowers who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, in April 2020 we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we re-initiated a multi-phased deployment of the previously announced credit administration practices changes. To date, we have implemented many changes. We also have decided to make additional changes in our credit administration practices, as described below, and expect to implement the additional changes as early as by the end of 2021.
Currently, we generally grant forbearance in increments of one to two months at a time, for up to 12 months over the life of the loan, although disaster forbearance, certain assistance we grant to borrowers who are still in school, and our short-term extended repayment alternative currently do not apply toward the 12-month limit. We also currently require six months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to six monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance does not apply, however, to forbearances granted during the first six months following a borrower’s grace period and is not required for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We have decided to make further changes in our credit administration practices, which we expect to implement as early as by the end of 2021, to (i) require 12 months of positive payment performance (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives, and (ii) count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. We currently limit the granting of a permanent extension of the final maturity date of the loan under our loan modification program to one time over the life of the loan. We also currently permit two consecutive rate reductions to 4.0 percent so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We currently require six months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for a forbearance or certain other repayment alternatives, however. We have decided to further adjust certain requirements regarding our loan modification program, which we expect to implement as early as by the end of 2021, to (i) limit the number of interest rate reductions to twice over the life of the loan, and (ii) require 12 months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for forbearance or certain other repayment alternatives. At September 30, 2021 and December 31, 2020, 9.2 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Upon full implementation of the credit administration practices changes described above, we believe our collection and servicing practices will generally align with guidelines for student lending published by the Office of the Comptroller of the Currency.
While there are limitations to our estimate of the future impact of the credit administration practices changes described above, absent the effect of any mitigating measures, we expect that the credit administration practices described above, including the described changes we expect to implement as early as by the end of 2021, will accelerate periodic defaults and could increase periodic defaults in our Private Education Loan held for investment portfolio by approximately 10.1 percent to 16.6 percent. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., Graduated Repayment Plan (“GRP”) and rate modifications), and the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at September 30, 2021, our loan loss reserves increased materially because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. As we progress with full implementation of the changes to our credit administration practices, we expect to learn more about how our borrowers are reacting to these changes and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2021, loans in forbearance status as a percentage of total loans in repayment and forbearance were 1.6 percent for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months. Approximately 70 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months. For the periods presented below, we updated our delinquency bucket periods to conform with the delinquency bucket periods defined by the FFIEC.

(Dollars in millions) September 30, 2021	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,855	$5,855
Loans in forbearance	195	56	37	27	42	—	357
Loans in repayment - current	4,853	3,364	2,244	1,625	3,030	—	15,116
Loans in repayment - delinquent 30-59 days	74	37	28	21	40	—	200
Loans in repayment - delinquent 60-89 days	43	19	14	9	17	—	102
Loans in repayment - 90 days and greater past due	28	14	10	7	14	—	73
Total	$5,193	$3,490	$2,333	$1,689	$3,143	$5,855	21,703
Deferred origination costs and unamortized premium/(discount)							68
Allowance for credit losses							(1,209)
Total Private Education Loans, net							$20,562

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.23%	0.35%	0.24%	0.17%	0.27%	—%	2.26%

(Dollars in millions) September 30, 2020	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,056	$6,056
Loans in forbearance	351	113	88	63	90	—	705
Loans in repayment - current	5,345	3,223	2,356	1,719	2,732	—	15,375
Loans in repayment - delinquent 30-59 days	118	44	37	24	42	—	265
Loans in repayment - delinquent 60-89 days	63	25	19	13	20	—	140
Loans in repayment - 90 days or greater past due	33	12	10	7	11	—	73
Total	$5,910	$3,417	$2,510	$1,826	$2,895	$6,056	22,614
Deferred origination costs and unamortized premium/(discount)							71
Allowance for credit losses							(1,729)
Total Private Education Loans, net							$20,956

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.12%	0.68%	0.53%	0.38%	0.55%	—%	4.26%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2021 and December 31, 2020.

	September 30, 2021
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$227,775	$310,230	$14,120,968	$10,765	$820,394	$15,490,132
$ in total	$324,811	$312,544	$19,786,611	$11,073	$1,267,798	$21,702,837

	December 31, 2020
(Dollars in thousands)	Signature and Other	Parent Loan	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(1)	$215,439	$285,323	$13,130,229	$12,250	$661,580	$14,304,821
$ in total	$330,979	$289,572	$18,067,491	$12,797	$1,028,498	$19,729,337
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest
September 30, 2021	$1,386,427	$3,636	$4,351
December 31, 2020	$1,168,895	$4,354	$4,467
September 30, 2020	$1,454,176	$4,096	$4,427

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

Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2021	December 31, 2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,784	$1,117
Sallie Mae Bank(1)	2,714,968	4,454,175
Available-for-sale investments	2,299,273	1,927,726
Total unrestricted cash and liquid investments	$5,017,025	$6,383,018
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,621	$6,172	$3,903	$24,061
Sallie Mae Bank(1)	4,271,373	4,710,900	5,370,768	5,408,975
Available-for-sale investments	1,817,721	2,038,473	1,822,730	1,331,776
Total unrestricted cash and liquid investments	$6,093,715	$6,755,545	$7,197,401	$6,764,812
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Deposits - interest bearing	$20,890,292	$22,664,899
Deposits - non-interest bearing	568	1,140
Total deposits	$20,890,860	$22,666,039

Our total deposits of $20.9 billion were comprised of $11.6 billion in brokered deposits and $9.3 billion in retail and other deposits at September 30, 2021, compared to total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of September 30, 2021 and December 31, 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.0 billion and $7.1 billion of our deposit total as of September 30, 2021 and December 31, 2020, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $5 million in the three months ended September 30, 2021 and 2020, respectively, and placement fee expense of $12 million and $15 million in the nine months ended September 30, 2021 and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $10 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and fees paid to third-party brokers related to brokered CDs were $11 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest bearing deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,082,114	0.71%	$10,159,657	0.83%
Savings	956,571	0.44	907,976	0.55
Certificates of deposit	9,851,607	1.16	11,597,266	1.34
Deposits - interest bearing	$20,890,292		$22,664,899
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2021, and December 31, 2020, there were $676 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $46 million and $50 million at September 30, 2021 and December 31, 2020, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2021, $5.9 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.6 percent and 5.4 percent, respectively, of our total notional derivative contracts of $6.2 billion at September 30, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2021 was $(96) million and $11 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million and $43 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2021.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$11,509
Exposure to counterparties with credit ratings, net of collateral	$11,509
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2021. As of September 30, 2021, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
At September 30, 2021, the adjusted transition amounts, subject to changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Nine Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	September 30, 2021	September 30, 2021

Retained earnings	$952,639	$(57,859)	$(39,308)	$855,472
Allowance for credit losses	1,143,053	(55,811)	(36,579)	1,050,663
Liability for unfunded commitments	115,758	(2,048)	(2,729)	110,981
Deferred tax asset	306,171	—	—	306,171

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,255,466	13.1%	$1,736,176	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,255,466	13.1%	$2,108,214	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,408,359	13.7%	$2,604,265	>	10.5%
Tier 1 Capital (to Average Assets)	$3,255,466	10.9%	$1,193,100	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%
________________

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $50 million in dividends and $1.2 billion in dividends to the Company for the three and nine months ended September 30, 2021, respectively, and no dividends and $568 million in dividends to the Company for the three and nine months ended September 30, 2020, respectively, with the proceeds primarily used to fund the 2021 and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2021 and December 31, 2020, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$199,583	$494,585	$694,168	$—	$692,879	$692,879
Total unsecured borrowings	199,583	494,585	694,168	—	692,879	692,879
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,698,662	3,698,662	—	3,261,233	3,261,233
Variable-rate	—	1,026,501	1,026,501	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,725,163	4,725,163	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,725,163	4,725,163	—	4,496,338	4,496,338
Total	$199,583	$5,219,748	$5,419,331	$—	$5,189,217	$5,189,217

Short-term borrowings
On July 30, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur). At both September 30, 2021 and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2021 or in the year ended December 31, 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $2.7 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2021 or in the year ended December 31, 2020.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2021, we had $2.0 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. At September 30, 2021, we had a $99 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2020 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for credit losses and derivative accounting, can be found in our 2020 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended September 30, 2021.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. 1-month LIBOR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. On April 1, 2021, we began offering variable-rate Private Education Loans based on the 30-day average SOFR, replacing 1-month LIBOR. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, including both 1-month LIBOR and 30-day average SOFR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2021 and 2020, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates very low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At September 30, 2021, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the current low rate environment. The EAR results for September 30, 2021 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position has increased from one year ago, but is still well within our risk tolerances. Similarly, the EVE metrics have changed from one year ago, due to a higher level of fixed-rate liabilities relative to fixed-rate assets, partially offset by a negative valuation in the base market value of equity in response to higher discount rates than the year-ago period. In terms of the risk profile in place at September 30, 2021, long-term rate sensitivity has decreased since one year ago.

	September 30,
	2021			2020
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	+2.6%	+1.0%	N/A	-0.4%	-0.0%	N/A
EAR - Ramp	+1.8%	+0.7%	N/A	-0.0%	+0.1%	N/A
EVE	-9.3%	-2.8%	N/A	-15.6%	-5.2%	N/A

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$518.2	$(518.2)
SOFR	monthly	878.0	175.7	702.3
3-month Treasury bill	weekly	105.7	—	105.7
Prime	monthly	18.8	—	18.8
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	10,592.9	7,760.6	2,832.3
1-month LIBOR	daily	600.0	527.7	72.3
Non-Discrete reset(2)	daily/weekly	2,930.0	4,107.9	(1,177.9)
Fixed-Rate(3)		13,665.7	15,449.9	(1,784.2)
Total		$28,791.1	$28,791.1	$—
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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, SOFR, 1-Month LIBOR monthly, Non-Discrete reset and fixed-rate categories. Changes in the Fed Funds Effective Rate, SOFR, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.9 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2021.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	4.65
Cash and investments	1.40
Total earning assets	4.01

Deposits
Short-term deposits	0.60
Long-term deposits	2.63
Total deposits	1.08

Borrowings
Short-term borrowings	0.51
Long-term borrowings	3.58
Total borrowings	3.46

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2021.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2021	3,531	$19.85	3,531	$225,000
August 1 - August 31, 2021	4,636	$18.74	4,521	$141,000
September 1 - September 30, 2021	4,967	$17.98	4,967	$51,000
Total third-quarter 2021	13,134	$18.75	13,019
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
(2)     On January 22, 2020, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $600 million under the 2020 Share Repurchase Program. In the first quarter of 2021 we utilized all remaining capacity under the 2020 Share Repurchase Program. On January 27, 2021, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $1.25 billion under the 2021 Share Repurchase Program. In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the $51 million of capacity remaining under the 2021 Share Repurchase Program at September 30, 2021.
(3)    In the third quarter of 2021, we repurchased 13.0 million shares under our 10b5-1 trading plans. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2021 was $17.60.

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
Date: October 20, 2021