Form 10-K
period 2021-12-31
SLM Corp
filed 2022-02-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2021 was $6.4 billion (based on closing sale price of $20.94 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2022, there were 279,392,949 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name:    KPMG LLP     Auditor Location:     McLean, Virginia            Auditor Firm ID:    185

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2022 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

2021 Form 10-K — SLM CORPORATION 1

AVAILABLE INFORMATION

    Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, and our Proxy Statements and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains all such filed or furnished reports and other information. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print, to any stockholder upon request. We intend to disclose any amendments to or waivers of our Code of Business Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, or Principal Accounting Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

2 SLM CORPORATION — 2021 Form 10-K

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
We believe education, in all forms, is the foundation for success, an equalizer of opportunities, and a proven pathway to economic mobility. Higher education increases lifetime wages and enables economic mobility. For example, data from the U.S. Bureau of Labor and Statistics confirms those with bachelor’s degrees earn 67 percent more than those with a high school diploma.1 Those with advanced degrees earn an even greater percentage than those with a high school diploma.1 This effect is multigenerational, as children of parents who are college educated are more likely to earn a bachelor’s degree than students whose parents did not go to college. Most would agree our society prospers and becomes more economically inclusive when each of its members is provided access to post-secondary education.2 Education represents a transformative investment in one’s future that yields our country’s next nurses, teachers, engineers, business leaders, and more.

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

______________________
1 https://www.bls.gov/careeroutlook/2021/data-on-display/education-pays.htm
2 https://research.collegeboard.org/trends/education-pays
2021 Form 10-K — SLM CORPORATION 3

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
Private Education Loans
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured, or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”). In 2021, more than 397,000 families chose us as their Private Education Loan provider, more than any other private student loan lender. We originated $5.4 billion of Private Education Loans in 2021, an increase of 2 percent from the year ended December 31, 2020. As of December 31, 2021, we had $19.6 billion of Private Education Loans held for investment, net, outstanding.
The Private Education Loans we make to students and families serve primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, and student and families’ resources. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive.
Our primary Private Education Loan product is the Smart Option Student Loan, which emphasizes in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, interest only and fixed payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately half of the Private Education Loans the Bank originated during 2021. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans.) Lower interest rates on the interest only and fixed payment options encourage customers to elect those options, which help customers reduce their total loan cost compared with the traditional deferred option loan. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
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
As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2021, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 750, and approximately 86 percent of those loans were cosigned. In addition, we require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,300 higher education institutions are led by our relationship management team, the largest in the industry, which has become a trusted resource for financial aid offices.
4 SLM CORPORATION — 2021 Form 10-K

Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Private Education Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2021, 3.3 percent of Private Education Loans (held for investment) in repayment were 30 days or more delinquent, and Private Education Loans (held for investment) in forbearance were 1.9 percent of loans in repayment and forbearance. In 2021, Private Education Loan net charge-offs as a percentage of average loans in repayment were 1.33 percent.
Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), originates Private Education Loans, and manages a loan portfolio that also includes loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP Loans”) and credit card loans (“Credit Cards”). At December 31, 2021, the Bank had total assets of $28.9 billion, including $19.6 billion of Private Education Loans (held for investment), net, $693 million of FFELP Loans (held for investment), net, $23 million of Credit Cards (held for investment), net, and total deposits of $21.4 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain our Private Education Loan and other originations. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We maintained our diversified funding base by raising $1.6 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2021. This brought our total ABS funding outstanding at December 31, 2021 to $4.9 billion, or 25 percent of our total Private Education Loans held for investment portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
Credit Cards
We offer three types of credit cards, each uniquely designed to promote and reward financial responsibility, including a card that offers a cash back bonus that cardholders can apply to pay down a student loan. At December 31, 2021, we had $23 million of Credit Cards, net, outstanding in our loans held for investment portfolio.
SmartyPig
Our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings. At December 31, 2021, we had $336 million in SmartyPig deposits.
Personal Loans and Upromise
In the fourth quarter of 2019, we discontinued originations of our unsecured personal loans used for non-educational purposes (“Personal Loans”) and did not originate or purchase any Personal Loans in 2021 and 2020. In the third quarter of 2020, we sold our entire Personal Loan portfolio to focus our capital and attention on the core education loan business.
As part of our efforts to focus and align to our core business, on May 31, 2020, we also sold our former Upromise Inc. subsidiary, which operated a free to join rewards program.
2021 Form 10-K — SLM CORPORATION 5

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
Some customers transitioning from school to the work force may require more time before they are financially capable of making full payments of principal and interest. Sallie Mae created a Graduated Repayment Period program (the “GRP”) to assist borrowers with additional payment flexibility, allowing customers to make interest-only payments instead of full principal and interest payments for a period of 12 months if they elect within a specified time frame to participate in the GRP. The time frame for electing to participate in the GRP begins six months before expiration of a borrower’s grace period and extends until 12 months after the expiration of the grace period. The 12-month interest only payments under the GRP begin upon expiration of a borrower’s grace period or election of the GRP, whichever is later.
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, SallieMae.com provides educational content for customers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided to help explain how payments are applied and allocated, and see how the accrued interest on alternative repayment programs could affect the cost of customers’ loans. The site also provides important information on benefits available to servicemembers under the Servicemembers Civil Relief Act (the “SCRA”).
After graduation, a customer may apply for the cosigner to be released from the loan. This option is available after 12 principal and interest payments are made and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
6 SLM CORPORATION — 2021 Form 10-K

If a customer’s account becomes delinquent, our collections centers work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance. These arrangements are suited to the customer’s individual circumstances and ability to make payments. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for additional information about the recent changes to our credit administration practices.
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
Historically, we also have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and interactive voice response (“IVR”) to address initial high volumes at the onset of the pandemic. We have since returned to a policy of interacting with 100 percent of these customers through our customer care and collections personnel. Customers requesting a disaster forbearance or an extension of a disaster forbearance are required to speak with our customer care and collections personnel.
During COVID-19, our customers experienced higher levels of financial hardship, which initially led to higher levels of forbearance. We expect for some customers financial hardship may lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting COVID-19 related disaster forbearances. As borrowers in the various delinquency buckets exit disaster forbearance and begin to enter repayment, we expect elevated levels of losses on this segment of our customers. We expect that, left unabated, this deterioration in delinquency and default rates may persist until economic conditions return to pre-pandemic levels. For further information on the impact of COVID-19 on the Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae,” in this annual report on Form 10-K.
Customer Service
We perform the origination, servicing, and collections activities for all of our Private Education Loans in the United States with dedicated representatives assisting customers with various needs, including the military personnel customers who may be eligible for military benefits. We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold, or securitized.
Over the past few years, we have implemented several improvements in our ability to interact with our loan customers, including:
•an integrated platform that allows customers and servicing agents to streamline our processes and provide efficiencies, thereby creating more customer-centric capabilities for our team members;
•an on-line chat function for customer service;
•a mobile application accessible through smart phones and the Apple watch; and
•initiation of customer surveys to gain feedback on areas for improvement within our servicing function.

2021 Form 10-K — SLM CORPORATION 7

These and other enhancements have contributed to streamlined originations and servicing processes, increased customer self-services rates, and improved customer satisfaction in all channels. The Company maintains an A+ rating with the Better Business Bureau.
Customer Success
We continue to adapt our business to best serve the needs of families who see us as a trusted advisor and partner. We are strongly invested in our customers’ success. Of total customers, approximately 98 percent of loans in repayment are in good standing.
Our College Planning Calculator helps families set college savings goals, projects the full costs of a college degree, and estimates future student loan payments and the annual starting salary level needed to keep payments manageable.
Scholarship Search, our free online scholarship database, is home to more than 6 million scholarships collectively worth over $30 billion. Our Scholarship Search for Graduate Students includes access to approximately 1 million graduate school scholarships with an aggregate value of more than $1.25 billion.
We also have a one-stop college-planning destination — Sallie Mae’s Paying for College Resource — created with, and for, high school educators and counselors. The Sallie Mae Paying for College Resource provides access to free, online college planning tools, short educational videos on financial aid, and other valuable information to help guide students and their families through the planning for college process.
To raise awareness about the importance of completing the FAFSA and to simplify the process, we partnered with Embark, the leading provider of admissions software for schools and universities, to provide a free online tool to help families file the FAFSA. The tool reduces the average time it takes to complete the FAFSA from 55 minutes to less than 20 minutes.
In 2021, we relaunched our online resource to provide a centralized and simplified site that provides information on tools and resources for school counselors as they assist students and families plan and pay for college. We are also creating a suite of confidence inspiring tools and resources as well as new, innovative partnerships that we expect will provide significant value to our customers.
In January 2022, we announced we had executed an agreement to acquire the assets of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”). Nitro takes pride in equipping college students and their parents with the necessary tools to navigate college financing, manage their debt, and obtain scholarship opportunities. In addition to providing a scholarship finder, Nitro provides FAFSA application support, information on grants, and calculators to help college students determine the potential return on investment from a college degree. The addition of Nitro will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. Strategically, we expect the acquisition of the Nitro assets, including its employees and intellectual property, when complete, to immediately expand our digital marketing capabilities, reduce the cost to acquire customer accounts, and accelerate our progress to become a broader education solutions provider for students before, during, and immediately after college. The transaction is subject to customary approvals and closing conditions and is expected to close in the first quarter of 2022.
8 SLM CORPORATION — 2021 Form 10-K

Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based primarily on three factors: college enrollment levels, the costs of attending college, and the availability of funds from the federal government to pay for a college education. The amounts students and their families can contribute toward college costs and the availability of scholarships and institutional grants are also important. If the cost of education increases at a pace exceeding the sum of family income, savings, federal lending, and scholarships, more students and families can be expected to rely on Private Education Loans. If enrollment levels or college costs decline, or the availability of federal education loans, grants, or subsidies and scholarships significantly increases, Private Education Loan demand could decrease.
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. Approximately 12 percent or $673 million of our 2021 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Discover Bank, Citizens Financial Group, Inc. and PNC Bank, as well as a number of smaller specialty finance companies and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.
Enrollment

We expect enrollment to remain relatively flat over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•According to the U.S. Department of Education’s projections released in January 2021, the enrollment is projected to remain relatively flat from 2020 to 2029.2

______________________
1Source: MeasureOne Q3 2021 Private Student Loan Report, November 2021. www.measureone.com.
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2029 (NCES, January 2021), Enrollment in Postsecondary Institutions (NCES, January 2021). These are the most recent sources available to us for this information. Given the dates these sources were published, however, the information from these sources may be limited and may not contemplate or reflect the full effects and impacts of COVID-19 on students and college enrollment in future years.

2021 Form 10-K — SLM CORPORATION 9

Tuition Rates

•Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 1.9 percent and 2.3 percent, respectively, from AYs 2017-2018 through 2021-2022. Average published tuition and fees at public and private four-year not-for-profit institutions grew 1.2 percent and 1.1 percent, respectively, between AYs 2019-2020 and 2020-2021 and 1.6 percent and 2.1 percent, respectively, between AYs 2020-2021 and 2021-2022.3 Tuition and fees are likely to continue to grow at the more modest rates of recent years.

Published Tuition and Fees3
(Dollars in actuals)
            ______
3 Source: The College Board-Trends in College Pricing 2021. © 2021 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.
10 SLM CORPORATION — 2021 Form 10-K

Sources of Funding

Private Education Loan originations decreased to an estimated $11 billion in AY 2020-2021, down 15 percent over the previous year.4

_______
4 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2021. © 2021 The College Board. www.collegeboard.org. MeasureOne www.measureone.com. Funding sources in current dollars and include federal and private loan data. 2021 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016© 2016 trends and College Board-Trends in Student Aid 2021 © 2021 data, and MeaureOne report. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. The College Board restates its data annually, which may cause previously reported results to vary. We rely on publicly available sources for market estimates, because we believe it provides a more appropriate basis for comparison of the performance of our business.

2021 Form 10-K — SLM CORPORATION 11

•We estimate total spending on higher education was $469 billion in AY 2020-2021, up from $435 billion in AY 2016-2017. Private Education Loan originations decreased to an estimated $11 billion in AY 2020-2021, down 15 percent over the previous year, and represent just 2.4 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.5

•Over the AYs 2016-2020 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2027 (NCES 2020, October 2020), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in Student Aid 2016. © 2016 The College Board, www.collegeboard.org, College Board -Trends in Student Aid 2021. © 2021 The College Board, www.collegeboard.org, College Board -Trends in Student Pricing 2021. © 2021 The College Board, www.collegeboard.org, National Student Clearinghouse - Term Enrollment Estimates, and Company analysis. 2019 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016 © 2016 trends and College Board-Trends in Student Aid 2021 © 2021 data. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

12 SLM CORPORATION — 2021 Form 10-K

Supervision and Regulation

Overview
We are subject to extensive regulation, examination, and supervision by various federal, state, and local authorities. The more significant aspects of the laws and regulations that apply to us and our subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations, and policies, as they may be amended, and as interpreted and applied, by federal, state, and local agencies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It mandates significant regulations, additional requirements, and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. It requires the issuance of many regulations, which will take effect over several years.
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
Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection, and deposit taking activities subject us to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant laws and regulations applicable to our business include:
•various state and federal laws governing unfair, deceptive, or abusive acts or practices;
•various state laws and regulations imposing specific, mandated standards and requirements on the conduct and practices of student loan servicers;
•the federal Truth-In-Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;
•the Fair Credit Reporting Act and Regulation V, which govern the use and provision of information to consumer reporting agencies;
•the Equal Credit Opportunity Act and Regulation B, which prohibit creditor practices that discriminate on the basis of race, religion, and other prohibited factors in extending credit;
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
2021 Form 10-K — SLM CORPORATION 13

•the California Consumer Privacy Act, which governs transparency and disclosure obligations regarding personal information of residents of the State of California.

Consumer Financial Protection Bureau
The CFPB has broad authority to promulgate regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including providing regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and order consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive, or abusive acts and practices by issuing regulations or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination, and enforcement of financial services companies, notably bringing enforcement actions, imposing fines, and mandating large refunds to customers of several large banking institutions. The CFPB is the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
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
Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC, the UDFI, and the CFPB. We are not a bank holding company under the Bank Holding Company Act and therefore are not subject to the federal regulations applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank, and our other non-bank subsidiaries.
General
The Bank is currently subject to prudential regulation and examination by the FDIC and the UDFI, and consumer compliance regulation and examination by the CFPB. Numerous other federal and state laws and regulations govern almost all aspects of the operations of the Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.
Actions by Federal and State Regulators
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and the FDIC have the authority to compel or restrict certain actions of the Bank if it is determined to lack sufficient capital or other resources, or is otherwise operating in a manner deemed to be inconsistent with safe and sound banking practices. Under this authority, the Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders, pursuant to which the Bank would be required to take identified corrective actions to address cited concerns and refrain from taking certain actions.
Enforcement Powers of Regulators
As “institution-affiliated parties” of the Bank, we, our non-bank subsidiaries, and our management, employees, agents, independent contractors, and consultants are subject to potential civil and criminal penalties for violations of law, regulations, or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information, or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 per day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a
14 SLM CORPORATION — 2021 Form 10-K

banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including by compelling restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees, and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time (collectively, the “Multi-State Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations.
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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement, and a hearing took place on December 7, 2021. On December 16, 2021, the Court entered an Order granting the Bank’s Motion to Dismiss the First Amended Complaint, thereby dismissing the Bank from the action with prejudice.
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. The Company and the Bank are not parties to the Navient settlement and are not contributing any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contain releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a
2021 Form 10-K — SLM CORPORATION 15

separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal banking regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for earnings and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking regulators have implemented these required standards through regulations and interagency guidance designed to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
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
The January 22, 2020 share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expired on January 21, 2022, permitted the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based upon the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information, see Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity.”
16 SLM CORPORATION — 2021 Form 10-K

Under the 2020 Share Repurchase Program, we repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have now utilized all capacity under the 2020 Share Repurchase Program.
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
On January 27, 2021, the Company announced another share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On February 2, 2021, under the auspices of the 2021 Share Repurchase Program, we announced the commencement of a “modified Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share. Pursuant to the Tender Offer, we repurchased 28.5 million shares at a price of $16.50 per share. The purchase of shares settled on March 16, 2021, for an aggregate cost of approximately $472 million, including fees and expenses related to the Tender Offer. We cancelled the 28.5 million shares purchased in connection with the Tender Offer.
On October 20, 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described above.) There was $38 million of capacity remaining under the 2021 Share Repurchase Program at December 31, 2021.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
So long as there is unexpired capacity under a given repurchase program, repurchases under the programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2021 Share Repurchase Program and the 2022 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. The Bank declared $1.4 billion, $579 million, and $254 million in dividends for the years ended December 31, 2021, 2020, and 2019, respectively, with the proceeds primarily used to fund the 2021, 2020, and 2019 Share Repurchase Programs and stock dividends.
Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations, and financial position. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.
2021 Form 10-K — SLM CORPORATION 17

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopt CECL (as hereinafter defined) during the 2020 calendar year, including the Bank, may elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank has elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. From January 1, 2022 to January 1, 2025, the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used. At December 31, 2021, the adjusted amount of the transition adjustment to be phased-in, in equal amounts on January 1 of each year beginning January 1, 2022 through January 1, 2025, totaled $836 million.
Stress Testing Requirements
The Dodd-Frank Act as enacted imposed stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. The Bank completed its third annual stress test (using the scenarios provided by the FDIC) with the January 1, 2018 stress testing cycle. As a result of the passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, the Bank became exempt from formally filing and publishing the results. However, under regulatory guidance, the Bank still conducts annual capital stress tests, the results of which it presents to its prudential regulators - the FDIC and the UDFI - for their review. The Bank also conducts quarterly liquidity stress tests to evaluate the adequacy of its liquidity sources under various stress scenarios and provides the results to its Board of Directors. These results are submitted to the Bank’s prudential regulators at their request.
Deposit Insurance and Assessments
Deposits at the Bank are insured up to the applicable legal limits by the FDIC-administered Deposit Insurance Fund (the “DIF”), which is funded primarily by quarterly assessments on insured banks. An insured bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter.
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
18 SLM CORPORATION — 2021 Form 10-K

Deposits
With respect to brokered deposits, an insured depository institution must be well capitalized under the prompt corrective action framework in order to accept, renew, or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew, or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew, or roll over brokered deposits. For more information on the Bank’s deposits, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources.”
Regulatory Examinations
The Bank currently undergoes regular on-site examinations by the Bank’s regulators, who examine for adherence to a range of legal and regulatory compliance responsibilities. A regulator conducting an examination has unfettered access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.
Source of Strength
Under the Dodd-Frank Act, we are required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when we might not do so absent the statutory requirement. Any loan by us to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. The Bank has received a CRA rating of Outstanding.
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act (“GLBA”), have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third-parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third-parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing, or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach. In addition, we must comply with increasingly complex and rigorous data privacy and data security laws and regulatory standards enacted to protect business and personal data. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risk. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. However, the definition of personal information is expanded under the CCPA to apply to certain data beyond the scope of the GLBA exemption. Misuse of or failure to secure certain personal information could result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility, and could negatively affect our business, financial condition, and results of operations. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable additional resources to meet these requirements and the overall risk to the Company could incrementally increase depending upon the reach and application of any such laws.
2021 Form 10-K — SLM CORPORATION 19

State Regulation of Student Loan Servicers
In certain states, laws regulating the conduct of student loan servicers may apply to and impact the servicing practices of the Bank. While these state laws vary in content, they generally include components relating to licensure and oversight by state authorities and the creation of specialized student loan ombudsman offices to oversee the student loan industry operating within these states. These laws may also include requirements pertaining to payment processing, customer communications, the handling of customer inquiries and complaints, information concerning loan repayment options, and access to borrower account records, among other requirements. Notably, these laws often include provisions for enforcement of alleged violations by state regulators as well as private litigation by aggrieved consumers.
Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2021, $5.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 94.4 percent and 5.6 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2021. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
The Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. We early adopted the Dodd-Frank risk retention rules beginning with our 2016-A securitization transaction completed in May 2016. For our 2016-A transaction and subsequent securitizations that are treated as on-balance sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal residual interest” comprised of residual certificates representing at least five percent of the fair value of all ABS interests issued in the securitization transaction, determined as of the date of transfer. With any securitizations, including any loan sale transactions structured as securitizations, that are treated as off-balance sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction or a single interest entitling the holder to five percent of any amounts payable by the trustee in respect of each interest issued by the issuing trust.
Anti-Money Laundering, the USA PATRIOT Act, and U.S. Economic Sanctions
The USA PATRIOT Act of 2001 (the “USA Patriot Act”), which amended the Bank Secrecy Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate internal policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. In addition, U.S. law generally prohibits or substantially restricts U.S. persons from doing business with countries designated by the U.S. Department of State as state sponsors of terrorism. Under U.S. law, there are similar prohibitions or restrictions with countries subject to other U.S. economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control or other agencies. We maintain policies and procedures designed to ensure compliance with relevant U.S. laws and regulations applicable to U.S. persons.
20 SLM CORPORATION — 2021 Form 10-K

Volcker Rule
In December 2013, the U.S. banking agencies, the SEC, and the U.S. Commodity Futures Trading Commission issued final rules to implement the “Volcker Rule” provisions of the Dodd-Frank Act. The rules prohibit insured depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring, or having certain financial relationships with, certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit insured depository institutions and their affiliates to trade for risk-mitigating hedging and liquidity management, subject to certain conditions and restrictions. The Volcker Rule does not have a meaningful effect on our current operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule.
Human Capital Resources and Talent Development
We believe in a just and inclusive, values-based, mission-led culture that inspires commitment and drives performance. Our human capital strategy is focused on the attraction, development, empowerment, recognition, and rewarding of team members as they bring our mission to life.
We strive to create a diverse culture of inclusion — an environment that encourages and reinforces mutual trust, makes it safe to express thoughts, ideas and concerns, and connects and embraces diverse backgrounds and perspectives to power and fuel our mission. We believe that a diverse and inclusive workforce can lead to a more effective company.
We are focused on providing a total compensation package that enables us to attract, motivate, and retain our employees to help drive our business forward. Our benefits package includes Company contributions to the 401(k), educational assistance to our team members and their dependents, flexible work arrangements, and other comprehensive health and welfare programs. We also believe in paying competitive market wages, which is why we established $20/hour as our new starting rate for all positions in 2021.
As of December 31, 2021, we had approximately 1,450 team members, all located in the United States. We believe an engaged workforce leads to a more innovative, productive, and profitable company. For this reason, we measure employee engagement through culture surveys. These culture surveys provide insights we use to create an environment in which team members thrive and bring their full selves to work.
Ensuring the safety and well-being of our team members continues to be a priority during the COVID-19 pandemic. In March 2020, we enacted a robust business continuity plan, including remote working capabilities for all team members. We further adapted to the changing environment in 2021, and now offer remote, in-office, and hybrid options so our team may work in a manner best suited for them and their positions. We continue to provide team members with the tools and resources necessary to support their success and drive performance of the Company.
Our team members are involved in the communities in which they live and work through the Sallie Mae Employee Volunteer Program and the Sallie Mae Employee Matching Gift Program. In 2021, our team members donated 1,128 hours through our community engagement programs. We also provide matching gifts for team members to support their interests and needs and those of their communities.
2021 Form 10-K — SLM CORPORATION 21

Item 1A. Risk Factors
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our securities risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our stock.
•The pandemic caused by COVID-19 and resulting adverse economic conditions have adversely impacted our business and results and, in the future, could have a more material adverse impact on our business, results of operations, financial condition, and/or cash flows. Any future pandemics could subject our business to the same or greater risks than the COVID-19 pandemic.
•Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment for those products subject us to risks that could adversely affect our financial position.
•Consumer access to alternative means of financing the costs of education and other factors may reduce demand for, or adversely affect our ability to retain, Private Education Loans, which could have a material adverse effect us.
•Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
•Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.
•Our allowance for credit losses may not be adequate to cover actual losses, which may adversely affect our capital, financial condition, and/or results of operations.
•We are subject to the creditworthiness of third-parties other than borrowers and exposure to those third-parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
•Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain funding through asset-backed securitizations, and, for at least the next few years, sell loans at attractive prices to help fund any share repurchase programs that may be authorized from time to time. An inability to effectively manage our liquidity could negatively impact our ability to fund our business obligations and opportunities, which could have a material adverse effect on us.
•In structuring and facilitating securitizations or sales of Private Education Loans, administering securitization trusts, or servicing loans we have securitized or sold, we may incur liabilities to transaction parties. If those liabilities are significant, they could adversely affect our business and financial condition.
•The levels of or changes in interest rates could adversely affect our results of operations, financial condition, regulatory capital, and/or liquidity.
•The interest rate and maturity characteristics of our earning assets do not fully match the interest rate and maturity characteristics of our funding arrangements, which may negatively impact the level of our net interest income. We are also subject to repayment and prepayment risks, which can increase uncertainty and adversely affect our business.
•Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
•The transition from LIBOR to alternative reference “benchmark” interest rates is uncertain and could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
•The Bank is subject to various regulatory capital requirements, and failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations, and/or financial condition.
22 SLM CORPORATION — 2021 Form 10-K

•Unfavorable results from the periodic stress scenarios we model under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect our cost of capital and liquidity position.
•Changes in accounting standards, or incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements, could adversely affect our capital levels, results of operation, and/or financial condition.
•We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in these laws and regulations, or our failure to comply with them, may adversely affect us.
•Failure to comply with consumer protection, privacy, data protection, or cybersecurity laws and requirements could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
•Our framework for managing risks, including model risk and data governance risk, may not be effective in mitigating our risk of loss and, if the framework is ineffective, could have a material adverse effect on us and our business.
•Proposals of federal and state governments, or of various political candidates, affecting the student loan industry in particular, such as proposals for new federal education spending designed to make higher education “free” or substantially so regardless of financial need, subject us to political risk and could have a material adverse impact on us.
•We are subject to reputational risk, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
•Failure or significant interruption of our operating systems or infrastructure or the inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action or litigation, or damage our reputation.
•We could lose market share if we are not able to keep pace with rapid changes in technology.
•We depend on secure information technology and a breach of those systems or those of third-party vendors could materially adversely affect our business, financial condition, and/or results of operations and could lead to significant financial, legal, and reputational exposure.
•We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third-parties, could disrupt our business.
•We primarily rely upon Amazon Web Services to deliver our offerings to users on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely impact our business and operations.
•We may face risks from our operations related to litigation or regulatory actions that could result in significant legal expenses and settlement or damage awards.
•Our internal controls over financial reporting and disclosure controls may be ineffective, which could have a material adverse effect on our financial condition and/or results of operations.
•Our business operations and those of our third-party vendors may be adversely impacted by unpredictable catastrophic events.
•Our ability to successfully make acquisitions is subject to significant risks.
•Because of Navient’s indemnification obligations, we have significant exposures to risks related to its creditworthiness.
•The holders of our preferred stock have rights that are senior to those of our common shareholders.
•We may be limited in our ability to receive dividends from the Bank, pay dividends on and repurchase our common stock, and make payments on our corporate debt.
•Our business could be negatively affected if we are unable to attract, retain, and motivate skilled employees.

2021 Form 10-K — SLM CORPORATION 23

RISK FACTORS
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, financial condition (including capital and liquidity), results of operations, cash flows, and/or stock price. We describe certain of these risk and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that (i) are presently not known to us, (ii) we have failed to identify or appreciate, or (iii) we currently consider immaterial. These Risk Factors, together with other information in this Form 10-K and our other filings with the SEC, should be carefully considered before making an investment decision regarding our stock.
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
The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment at certain times, significantly lower interest rates, volatility in equity market valuations, and extreme volatility in the U.S. and world financial markets. Depending upon the success of the distribution, public acceptance, and administration of COVID-19 vaccines or other therapies both in the U.S. and abroad, the impact of the COVID-19 pandemic on the U.S. economy may be significant during a large part of 2022 and it may materially adversely affect our operations, our regulatory capital and liquidity position, the credit performance of our Private Education Loans and other assets, the number of borrowers seeking payment relief, our results of operations and financial condition, and/or our cash flows.
As described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance,” in this annual report on Form 10-K, during 2021 some of our borrowers experienced higher levels of financial hardship, which could lead to increased levels of delinquencies and defaults for those borrowers in the future.
In addition, our employees may have to continue to work from home for portions of 2022. Unanticipated issues arising from handling personal, confidential, and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.
The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including the impact of the pandemic on colleges and universities, student enrollment, and the need for Private Education Loans, and any actions taken by governmental authorities. There can be no assurance that colleges and universities will return to normal pre-pandemic operations, which could adversely affect enrollments and, consequently, the need for Private Education Loans. In addition, the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and/or cash flows will depend upon, among other factors: the scope and duration of the pandemic; the number of our employees, customers, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the COVID-19 pandemic; any legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for education loan borrowers; any reputational damage related to the broader reception and perception of our response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on local, U.S., and world economies. In particular, any cessation by the federal government in 2022 or afterwards of its payment suspension program for borrowers of federal student loans could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows if borrowers have insufficient funds to make payments on both their federal student loans and our Private Education Loans. Moreover, we expect that effects of the COVID-19 pandemic will heighten many of the other known risks to our business described below in this Item 1A, and the impact of COVID-19 on our business could be material and adverse. Any additional COVID-19 outbreaks, spikes, and subsequent waves, new COVID-19 strains, and/or widespread ineffectiveness of the COVID-19 vaccines could have material and adverse impacts on our business. In addition, any future pandemic could subject our business to the same or greater risks than the COVID-19 pandemic.
24 SLM CORPORATION — 2021 Form 10-K

CONCENTRATION RISK
Our product offerings are primarily concentrated in loan products for higher education and deposit products for online depositors. Such concentrations and the competitive environment for those products subject us to risks that could adversely affect our financial position.
At December 31, 2021, approximately 67 percent of our total assets, and 79 percent of our total assets excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation, or other negative event or trend in the Private Education Loan market or the overall economic environment could disproportionately and adversely affect our business, financial condition, and results of operations. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. Moreover, our competition will increase as various lending institutions and other competitors, including Navient, through its Earnest subsidiary, enter or re-enter the Private Education Loan market. We also compete with FinTech companies (as defined below), many of whom have lower return hurdles than more traditional consumer lending institutions. We compete based on our brand products, origination capability, and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
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
Competition also plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation and rate. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin. See also “- LIQUIDITY RISK.”
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
2021 Form 10-K — SLM CORPORATION 25

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
Since 2010, there have been a number of bills introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans, as well as an increase in the number of lenders offering consolidation or refinancing products. Also, on July 31, 2018, the Office of the Comptroller of the Currency (the “OCC”) issued a policy statement announcing that it would consider applications from FinTech companies to become special purpose national banks. The OCC indicated the special purpose national bank charter would be available to qualifying companies engaged in a limited range of banking activities, including paying checks or lending money, but that do not take deposits. Although litigation ensued, and may continue, regarding the OCC’s ability to grant special purpose bank charters, receipt by any FinTech companies of a special purpose bank charter could lead to an increase in the consolidation or refinancing of our Private Education Loans.
CREDIT RISK
Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.
We bear the full credit exposure on our Private Education Loans and Credit Card loans, which are unsecured loans. If they were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial position, results of operations, and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of our loan portfolios. Many factors can have an impact on borrower delinquencies, including, without limitation, economic conditions, changes in interest rates, personal circumstances and hardships, risk characteristics such as school type, loan status, loan seasoning, underwriting criteria, presence of a cosigner, changes made in credit administration practices from time to time, changes in loan underwriting criteria made from time to time, regulatory and operational changes, and unforeseen trends. Rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults, and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios. Likewise, high unemployment may impede Private Education Loan originations growth, as loan applicants and cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our loans. As part of our underwriting process, we rely heavily upon information supplied by applicants and third parties. If any of this information is intentionally or negligently misrepresented and is not detected by us before completing the transaction, we may experience increased credit risk. Higher credit-related losses and weaker credit quality negatively affect our
26 SLM CORPORATION — 2021 Form 10-K

business, financial condition, and results of operations and limit funding options, which could also adversely impact our liquidity position. Our Private Education Loan delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans in repayment, were 3.3 percent at December 31, 2021.
Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which became effective for us on January 1, 2020. Under the guidance, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for credit losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. The CECL standard resulted in a significant change in how we recognize credit losses and will have a material impact on our financial condition, results of operations, and capital levels. The evaluation of our allowance for credit losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The measurement of expected credit losses is based on historical information, current conditions, and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. This differs significantly from the “incurred loss” model, which was in effect during 2019 and delayed recognition until it was probable a loss had been incurred. Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time (“reasonable and supportable period”), at which point we revert expected losses to our historical rates. Future defaults can be higher than anticipated due to a variety of factors outside of our control, and our models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, the weighting of economic forecasts, prepayment speeds, and recovery rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for credit losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations, and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. Additionally, regulatory agencies may periodically review our allowance for credit losses, including our methodology and models used in calculating the allowance, and could insist on an increase in the allowance or recognition of additional charge-offs based on judgments different than those used by our management. If these differences in judgment are significant, our allowance could increase significantly and result in sizable decreases in our net income and capital. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses” for further details regarding our allowance for credit losses.
We are subject to the creditworthiness of third-parties other than borrowers and exposure to those third-parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
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

2021 Form 10-K — SLM CORPORATION 27

LIQUIDITY RISK
Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain funding through asset-backed securitizations, and, for at least the next few years, sell loans at attractive prices to help fund any share repurchase programs that may be authorized from time to time. An inability to effectively manage our liquidity could negatively impact our ability to fund our business obligations and opportunities, which could lead to regulatory scrutiny and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
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
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs, or availability. In addition, our ability to maintain existing balances or obtain additional deposits may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, and general economic conditions, including high unemployment and decreased savings rates. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
Our success also depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:
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
If we require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions at attractive prices, we may need to raise additional liquidity through other forms of secured and unsecured debt financing, which, in turn, could increase our funding costs and reduce our net interest margin. Future downgrades to our credit ratings also could result in higher funding costs and reduce our net interest margin.
Our ability to sell loans at attractive prices, as well as the timing and volume of any sales, will be subject to market conditions, and there can be no guarantee that we will be able to effectuate planned loan sales at the prices, times, or volumes we desire, or at all. If we are unable to effectuate loan sales at the prices, times, and volumes we
28 SLM CORPORATION — 2021 Form 10-K

desire, we may not be able to fund share repurchase programs that are authorized from time to time or achieve other business goals.
We currently maintain sufficient risk-based capital through adequate retention and reinvestment of earnings from operations. If our business objectives require capital above and beyond what we generate through retained earnings, we may need to raise capital for our business by issuing additional equity to investors. Several factors, some of which may be beyond our control, may have a material adverse effect on our ability to raise funding at any given time through any of the channels described above in this Risk Factor in the amounts, at the rates, or within the timeframes we desire or need. If this occurs, our business, results of operations, financial position, and/or cash flows could be materially and adversely affected.
In structuring and facilitating securitizations or sales of Private Education Loans, administering securitization trusts, or servicing loans we have securitized or sold, we may incur liabilities to transaction parties. If those liabilities are significant, they could adversely affect our business, financial condition, results of operations, and/or cash flows.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. In transactions involving the sale of loans in non-securitized form where we remain the servicer of the loans, it is possible we could be sued and ultimately held liable to the purchaser of the loans or another transaction party for breaches of representations or warranties or breaches of servicing covenants.
INTEREST RATE RISK
The levels of or changes in interest rates could adversely affect our results of operations, financial condition, regulatory capital, and/or liquidity.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies of governmental agencies, general economic conditions, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future. We may be adversely affected by policies or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), compressing interest rates on our earnings assets closer to interest rates on our deposits and borrowing, increasing the volatility of market rates of interest, or changing the spreads among different interest rate indices. Changes in interest rate levels also can lead to other adverse impacts, such as reducing the demand for or increasing the prepayment speeds of our Private Education Loans, increasing the delinquencies or defaults of our borrowers or other counterparties, reducing the value of our assets, or increasing our liabilities. The level of and changes in market rates of interest and, as a result, these risks and uncertainties, are beyond our control.
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
2021 Form 10-K — SLM CORPORATION 29

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
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans, which can increase uncertainty as we manage our interest rate risk. Consolidations and refinancings contribute to increased prepayment rates. In addition, increases in employment levels, wages, family income, alternative sources of financing, and government support for student loan borrowers during times of crisis, such as during the COVID-19 pandemic, may also contribute to higher-than-expected prepayment rates, which can adversely affect our interest rate and repricing risk and our financial condition and results of operations.
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
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the interest rate swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not qualify as accounting hedges is included in our statement of income. A decline in the fair value of those derivatives could have a material adverse effect on our reported earnings. Also, see “— We are subject to the creditworthiness of third-parties other than borrowers and exposure to those third-parties could adversely affect our business, financial condition, results of operations, and/or cash flows”.
The transition from LIBOR to alternative reference “benchmark” interest rates is uncertain and could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
The interest rates on our variable-rate Private Education Loans issued before April 1, 2021 and certain other assets are indexed to LIBOR, the London interbank offered rate. Certain of our interest rate swaps, notes issued under our term ABS and our education loan-backed multi-lender secured borrowing facility (the “Secured Borrowing Facility”), brokered and non-brokered deposits, and other obligations also are indexed to LIBOR. In each case, the terms of the relevant agreements define LIBOR and provide differing methods for how it may be replaced or computed if LIBOR is no longer available as defined. LIBOR has been used worldwide as a reference for setting interest rates on loans, derivatives, and other assets and obligations.
Following announcements by the United Kingdom’s Financial Conduct Authority (the “UKFCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021. The Federal Reserve Bank of New York currently publishes the Secured Overnight Financing Rate (“SOFR”) based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to USD LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York.
30 SLM CORPORATION — 2021 Form 10-K

The transition from LIBOR to alternative reference “benchmark” interest rates is uncertain and will be affected by, among other things, the pace of the transition to such rates, the specific terms and parameters for and acceptance of such rates (including, without limitation, by investors, financial markets, and regulators), market conventions for the use of such rates in connection with a particular product, and prices of and the liquidity of trading markets for products based on such rates.
Certain of our existing assets and obligations do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Given this situation, it is unclear what consents or approvals, if any, will be required to replace LIBOR under our various agreements. As a result of these potential changes and related uncertainties, the interest rates on and value of our assets and obligations indexed to LIBOR, and the revenue and expenses associated with those assets and obligations, could be affected in disparate ways at disparate times, creating basis risk and potential adverse effects on our business and results of operations. Changes to the reference rate used could result in dissatisfied customers, lenders, investors, or counterparties, which could result in reputational damage, litigation, or regulatory scrutiny.
The Company has actively monitored market developments with respect to LIBOR replacement since 2017 and during 2020 launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations. The Chief Financial Officer and the project team monitor developments, assesses impacts, proposes plans, and, with the approval of an executive committee, implement changes. The project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In 2022, subject to market conditions and investor demand, we expect to begin issuing ABS that are indexed to SOFR and to renew the Secured Borrowing Facility with an index based on SOFR. We plan to significantly reduce the number of contracts that reference LIBOR, either through modification or replacement, by June 2023. There can be no guarantee our reference rate replacement plan will occur as expected, however, and failure to implement the plan effectively or changes in how LIBOR transition occurs could have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — LIBOR Transition” for further details.
CAPITAL RISK
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations, and/or financial condition.
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
U.S. Basel III is subject to further revisions and such revisions could affect the Bank’s capital requirements and adversely affect its business, results of operations, and financial condition. For example, in 2017 the Basel Committee on Banking Supervision published revisions to the international capital standards that it describes as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these revisions would revise the standardized approach for credit risk and provide a new standardized approach for operational risk capital, with an initial implementation date of January 1, 2023 and a phase-in period for certain revisions extending to January 1, 2028. The impact of these revisions on the Bank will depend on how and to what extent they are implemented in the United States. The federal banking agencies have not yet proposed a rule to implement these revisions in the United States.
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it may be subject to serious regulatory consequences, including restrictions on our ability to make dividend payments or share repurchases, that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Regulatory Capital Requirements.”
2021 Form 10-K — SLM CORPORATION 31

Unfavorable results from the periodic stress scenarios we model under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect our cost of capital and liquidity position.
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests, modeling systemic and company-specific stress scenarios. In 2021, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors, and the Board’s Financial Risk Committee. In addition, the Bank made the results of the stress tests (its current business forecast) available to its prudential regulators - the FDIC and the UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. On the basis of a stress analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so or may not be able to do so on terms that are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders.
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
We are subject to the requirements of entities that set and interpret the accounting standards governing the preparation of our financial statements and other financial reports. These entities, which include the FASB, the SEC, and banking regulators, may add new requirements or change their interpretations of how those standards should be applied. Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and/or results of operations. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our financial condition, results of operations, and capital levels.
The preparation of our consolidated financial statements requires us to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting periods. Incorrect estimates and assumptions by us in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income, and expenses. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition, results of operations, and/or capital levels. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
REGULATORY RISK
We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in these laws and regulations, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws, regulations, and supervisory actions may, among other matters:
•prescribe minimum capital requirements;
•limit the rates of growth of our business;
•impose limitations on the business activities in which we can engage;
•limit the dividends or distributions the Bank can pay to us;
•limit share repurchases;
32 SLM CORPORATION — 2021 Form 10-K

•restrict the payment of discretionary bonuses to executive officers;
•restrict the ability of institutions to guarantee our debt;
•limit proprietary trading and investments in certain private funds;
•impose certain specific accounting requirements on us that may be more restrictive;
•result in changes from time to time in our practices, policies, procedures, and personnel in various areas of our business; and
•result in greater or earlier charges to earnings or reductions in our capital.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in recent years. There can be no assurance that limitations will not be imposed in the future, however.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Further, the scope of regulation and the intensity of supervision will likely become higher under the current presidential administration, including increased scrutiny, supervisory discouragement, or even possible denials, of bank mergers and acquisitions by federal bank regulators.
We expect that we, like the rest of the banking sector, will remain subject to increased regulation and supervision of our industry by bank regulatory agencies and that there may be additional and changing requirements and conditions imposed on us, any of which could increase our costs, require increased management attention, and adversely impact our results of operations.
In connection with their continuous supervision and examinations of us, the FDIC, the UDFI, the CFPB, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
In addition, changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Changes in the prevailing interpretations of federal or state laws and related regulations could also invalidate or call into question the legality of certain of our services and business practices.
Our failure to comply with the laws, regulations, and supervisory actions to which we are subject, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties, and restrictions on our business activities, any of which could adversely affect our business, financial condition, cash flows, results of operations, capital base, and/or the price of our securities.
Failure to comply with consumer protection, privacy, data protection, or cybersecurity laws and requirements could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
We are subject to a broad range of federal and state consumer protection laws applicable to our lending and retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, interest rates and loan fees, disclosures of loan terms, marketing, servicing, and collections.
2021 Form 10-K — SLM CORPORATION 33

The CFPB is the Bank’s primary consumer compliance supervisor, with exclusive authority to conduct examinations for the purposes of assessing compliance with the requirements of federal consumer financial laws and with primary consumer compliance enforcement authority. CFPB jurisdiction could result in additional regulation and supervision, which could increase our costs and limit our ability to pursue business opportunities. The CFPB/ DOE MOU could lead to additional complaints received by the CFPB regarding us, which could lead to additional scrutiny of us and increase our costs. Consent orders, decrees, or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities.
The CFPB and the FDIC issued guidance to supervised banks with respect to increased responsibilities to supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third-party with whom we do business may increase our costs, require increased management attention, and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties, or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results, and/or cash flows.
We are also subject to a dynamically changing landscape of privacy, data protection, and cybersecurity laws, regulations, and requirements. For example, the CCPA took effect on January 1, 2020, and is broad, sweeping legislation that gives California consumers certain rights similar to those provided by the European General Data Protection Regulation. Among other things, the CCPA provides for enhanced regulatory penalties and potential statutory damages in relation to certain types of data breaches. See Item 1. “Business — Supervision and Regulation —Regulation of Sallie Mae Bank — Privacy Laws” for additional information. In addition, in November 2021, the FDIC, OCC, and FRB adopted a new regulation that takes effect in early 2022 and imposes new requirements on banking organizations to report certain covered cybersecurity events.
Violations of, or changes in, federal or state consumer protection, privacy, data protection, or cybersecurity laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, administrative fines, penalties and restitution, result in greater compliance costs, constrain the marketing and origination of Private Education Loans or other products, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts, or otherwise adversely affect our business. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in compliance and supervision activities, often impose additional compliance costs. Accordingly, we could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems.
Our framework for managing risks, including model risk and data governance risk, may not be effective in mitigating our risk of loss and, if the framework is ineffective, could have a material adverse effect on us and our business.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We continue to evolve our risk management framework to consider changes in business and regulatory expectations and to refine established processes and procedures intended to identify, measure, monitor, test, control, report, escalate, and mitigate the types of risk to which we are subject. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits, and reporting requirements.
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
In addition, there may be existing or developing risks that we have not appropriately anticipated, identified, or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our business, financial condition, and/or results of operations could be materially adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in litigation.
34 SLM CORPORATION — 2021 Form 10-K

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
Our brand is very important to us and our business. Our reputation as an originator, servicer, and securitizer of high-quality Private Education Loans and as a depository for online deposits is very dependent upon how our customers, our regulators, legislators, the education community, our employees, and the broader market perceive our business practices, financial heath, and integrity, and the business practices, financial health, and integrity of the overall student loan market, other loan markets, or the market for online deposits, as applicable. Negative publicity, including as a result of our culture, actual or alleged conduct by us, our employees, or our vendors, or public opinion of the student loan industry or other relevant industries generally, or as a result of achieving lower environmental, social, and governance, or “sustainability,” scores or ratings than those desired by certain investors, could damage our reputation and business and adversely impact the price of our common stock. Additionally, as described above, proposals of political candidates or legislators that may affect the financial industry, or the student loan industry in particular, could damage our reputation and business and adversely impact the price of our common stock.
Any internal, market, or other developments, including those relating to our competitors or our business, that result in a negative impact on our brand or reputation or the reputation of the student loan industry or other relevant industries could have an adverse effect on our ability to originate, service, securitize, and retain Private Education Loans or other loans, as applicable, result in greater regulatory, legislative, and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
OPERATIONAL RISKS
Failure or significant interruption of our operating systems or infrastructure or the inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action or litigation, or damage our reputation.
Our business is dependent on our ability to process and monitor large numbers of transactions in compliance with legal and regulatory standards and our product specifications. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating
2021 Form 10-K — SLM CORPORATION 35

systems and infrastructure become increasingly challenging. There is no assurance we can adequately or efficiently develop, maintain, or acquire access to such systems and infrastructure.
Our loan originations and deposits and the servicing, financial, accounting, data processing, communications, or other operating systems and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control, or be unable to be rapidly configured to timely address regulatory changes, in each case potentially adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our customers, result in financial loss or liability to our customers and investors, disrupt our business, result in regulatory action or litigation, or cause reputational damage. Despite the plans we have in place, our ability to operate may be adversely affected by a disruption in the infrastructure that supports our businesses. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition, results of operations, and/or cash flows.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, process loan applications and payments, and provide other customer services, in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is reliant on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet or mobile applications, accept electronic signatures, and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that keep pace with continuing changes in technology, industry standards, and client preferences, including FinTech developments. We may not be successful in anticipating or responding to these developments in a timely manner. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. We may be required to expend significant funds to develop or acquire new technologies. If competitors introduce products, services, and systems that are better than ours or that are more cost-effective or that gain greater market acceptance, we could lose market share. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition, and/or results of operations.
We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition, and/or results of operations and could lead to significant financial, legal, and reputational exposure.
Our operations rely on the secure collection, processing, storage, and transmission of personal, confidential and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored actors. These parties also may fraudulently induce employees, customers, and others who use our or our service providers’ systems or have access to our or our customers’ data, to gain access to our and our customers’ data or our assets.
We and our service providers face constant threats to our systems and data and from time-to-time experience cyberattacks and other security incidents. While we have not been materially impacted by cyber incidents, we continue to evolve our security controls to improve our ability to prevent, detect, and respond to the continually changing threats, and we may be required to expend significant additional resources in the future to enhance our security controls in response to new or more sophisticated threats, as well as new regulations related to cybersecurity. Additionally, while we, and our third-party service providers, commit resources to the design, implementation, maintenance, security, and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats.
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, prevent, or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third-parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized
36 SLM CORPORATION — 2021 Form 10-K

access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software, and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks, and other events that could have a security impact beyond our control. We also routinely transmit and receive personal, confidential, and proprietary information, some through third parties, which may be vulnerable to interception, misuse, or mishandling.
If one or more of such events occur, personal, confidential and other information processed by, stored in, or transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ or service providers’ operations that could result in significant losses, loss of business by us and loss of confidence in us, customer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation and brand. In addition, we may be required to expend significant resources to modify our protective measures, to investigate the circumstances surrounding the event, and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and other financial losses. If one or more of such events occur, our business, financial condition, and/or results of operations could be significantly and adversely affected.
While we seek to mitigate cyber and related risks associated with outsourcing to third-party service providers, including through our vendor management processes, both operational and technological cyber risks remain, and certain risks are beyond our security and control systems. Cyber-attacks targeted at our service providers or in other areas of the supply chain may result in unauthorized interception, misuse, mishandling, access, acquisition, loss, or destruction of our or our customers’ data, or other cyber incidents, that may affect the availability of our services, and impose costs and other liabilities that significantly and adversely affect us in the ways discussed above.
While we maintain insurance coverage that may apply to various cybersecurity risks and liabilities, there is no guarantee that any or all costs or losses incurred would be partially or fully covered.
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third-parties, could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We depend significantly on third-parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans, FFELP Loans, Bank deposit-taking activities, payroll software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for other telecommunications, email, processing, storage, remittance, and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brand, and could materially adversely affect our business, financial condition, and/or results of operations.
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
2021 Form 10-K — SLM CORPORATION 37

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
Defending against litigation or regulatory actions may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation or regulatory actions and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages, penalties, or other amounts and that could have a material adverse effect on our business, results of operations, and/or financial condition.
Our internal controls over financial reporting and disclosure controls may be ineffective, which could have a material adverse effect on our financial condition and/or results of operations.
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
Our business operations and those of our third-party vendors may be adversely impacted by political events, terrorism, cyberattacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes, business interruptions, and other unpredictable catastrophic events.
Our business operations and those of our third-party vendors are subject to interruption by, among other things, political events, terrorism, cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes, and other unpredictable catastrophic events, which could decrease demand for our products and services or make it difficult or impossible for us to deliver a satisfactory experience to our customers. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage, and result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
Our ability to successfully make acquisitions is subject to significant risks, including the risk that governmental authorities may not provide any requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial services companies or businesses that complement our business strategy. These acquisitions may be subject to regulatory approval in some instances, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. Even if we are able to obtain any required regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs,
38 SLM CORPORATION — 2021 Form 10-K

difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. Moreover, we may not be successful in identifying appropriate acquisition candidates, integrating acquired businesses or companies, or realizing expected value from acquisitions. Significant competition exists for valuable acquisition targets, and we may not be able to acquire other businesses or companies on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.
RISKS RELATED TO SPIN-OFF
Because of Navient’s indemnification obligations, we have significant exposures to risks related to its creditworthiness. If we are unable to obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations, cash flows, and/or financial condition could be materially and adversely affected.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities specifically assumed by the Bank in the agreement as to which the Bank would be obligated to indemnify Navient. The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows, and/or financial condition could be materially and adversely affected over time.
GENERAL RISKS
The holders of our preferred stock have rights that are senior to those of our common shareholders.
At December 31, 2021, we had issued and outstanding 2.5 million shares of our Series B Preferred Stock. Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our common stock share repurchase program. In the event of our bankruptcy, dissolution, or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common shareholders.
We may be limited in our ability to receive dividends from the Bank, pay dividends on and repurchase our common stock, and make payments on our corporate debt.
The declaration and payment of future common stock dividends, as well as the amount thereof, are subject to determination by, and the discretion of, our Board of Directors. In addition, we may change our policy regarding the payment of dividends and reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock.
Our share repurchase programs permit us to repurchase from time-to-time shares of our common stock up to an aggregate repurchase price not to exceed the authorized limits described in this Form 10-K. We may not be able to sell loans at prices, in volumes, or on a schedule, that will provide us with sufficient funds to effect share repurchases under our share repurchase programs. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of any program or at all, which could adversely affect the market price of our common stock.
We are dependent on funds obtained from the Bank to fund corporate debt payments, dividend payments, and any share repurchases. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations, and rules may hinder our ability to access funds that we may need to make payments in respect of our stock or to satisfy our other responsibilities. The FDIC has the authority to prohibit or limit the payment of dividends by the Bank and SLM Corporation.
2021 Form 10-K — SLM CORPORATION 39

Our business could be negatively affected if we are unable to attract, retain, and motivate skilled employees.
Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees. We depend on our senior leaders and skilled employees to oversee initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the cost associated with attracting and retaining them, is high. Recent scrutiny of compensation in the financial services industry has introduced additional challenges in this area. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our profile in the regions where we have offices, and the professional opportunities we offer. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop, and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be negatively affected.

40 SLM CORPORATION — 2021 Form 10-K

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facility owned by us as of December 31, 2021:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2021:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	115,000
New Castle, DE	Loan Servicing Center	125,000
Sterling, VA	Administrative Offices	27,000
Newton, MA	Administrative Offices	14,000
Salt Lake City, UT	Sallie Mae Bank	17,000
The facility that we own is not encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility, and data management and collection centers are generally adequate to meet our long-term lending and business goals. Our headquarters are currently located in owned space at 300 Continental Drive, Newark, Delaware, 19713.

2021 Form 10-K — SLM CORPORATION 41

Item 3.    Legal Proceedings
We and our subsidiaries and affiliates are subject to various claims, lawsuits, and other actions that arise in the normal course of business. It is common for the Company, our subsidiaries, and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees, and administrative agencies. These requests may be for informational or regulatory purposes and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and be responsive to any such requests.
Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent, or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity, or outlook if not resolved in our favor.
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement, and a hearing took place on December 7, 2021. On December 16, 2021, the Court entered an Order granting the Bank’s Motion to Dismiss the First Amended Complaint, thereby dismissing the Bank from the action with prejudice.
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. The Company and the Bank are not parties to the Navient settlement and are not contributing any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contain releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential
42 SLM CORPORATION — 2021 Form 10-K

liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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

Item 4.    Mine Safety Disclosures
N/A

2021 Form 10-K — SLM CORPORATION 43

PART II.
Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and has traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. As of January 31, 2022, there were 279,392,949 shares of our common stock outstanding and 256 holders of record.
We paid quarterly cash dividends on our common stock of $0.03 per share for the first, second, and third quarters of 2021, respectively, and $0.11 per share for the fourth quarter of 2021. We paid quarterly cash dividends on our common stock of $0.03 per share for each quarter of 2020 and 2019. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2021.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
October 1 - October 31, 2021	1,235	$18.19	1,235	$279,000
November 1 - November 30, 2021	6,360	$18.44	6,360	$162,000
December 1 - December 31, 2021	6,627	$18.66	6,626	$38,000
Total fourth-quarter 2021	14,222	$18.52	14,221

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

(2) In the first quarter of 2021, we utilized all capacity then remaining under the 2020 Share Repurchase Program. On January 27, 2021, our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate repurchase price not to exceed $1.25 billion under the 2021 Share Repurchase Program. In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023.

(3) In the fourth quarter of 2021, we repurchased 14.2 million common shares under our 10b5-1 trading plans. See Note 13, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-K for further discussion.

The closing price of our common stock on Nasdaq on December 31, 2021 was $19.67.
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
The 2020 Share Repurchase Program expired on January 21, 2022 and permitted us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.

44 SLM CORPORATION — 2021 Form 10-K

Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an ASR with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. Under the 2020 Share Repurchase Program, we also repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have now utilized all capacity under the 2020 Share Repurchase Program. For additional information, see Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity.”
On January 27, 2021, we announced the 2021 Share Repurchase Program, which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On October 20 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) There was $38 million of capacity remaining under the 2021 Share Repurchase Program at December 31, 2021.
On January 26, 2022, we announced the 2022 Share Repurchase Program, which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
So long as there is unexpired capacity under a given repurchase program, repurchases under the programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2021 Share Repurchase Program and the 2022 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all.
Common Stock Tender Offer
On February 2, 2021, under the auspices of the 2021 Share Repurchase Program, we announced the commencement of the Tender Offer to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share. Pursuant to the Tender Offer, we repurchased 28.5 million shares at a price of $16.50 per share. The purchase of shares settled on March 16, 2021, for an aggregate cost of approximately $472 million, including fees and expenses related to the Tender Offer. We cancelled the 28.5 million shares purchased in connection with the Tender Offer. This cancellation decreased the balances of common stock by $6 million and of additional paid-in capital by $466 million, respectively.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the year ended December 31, 2021, we repurchased 57 million shares of our common stock at a total cost of $1.1 billion under Rule 10b5-1 trading plans authorized under our share repurchase programs.
In addition to any repurchases that we may make under the share repurchase programs, we expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.
2021 Form 10-K — SLM CORPORATION 45

Stock Performance
The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2016, and also assumes the reinvestment of dividends through December 31, 2021.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
SLM Corporation	$100.0	$102.5	$75.4	$81.9	$115.4	$185.2
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	120.1	100.7	136.0	137.1	187.2
S&P 400 Regional Bank Sub-Industry Index	100.0	105.2	82.7	103.0	94.2	133.4
     Source: Bloomberg Total Return Analysis

46 SLM CORPORATION — 2021 Form 10-K

Item 6.     Selected Financial Data.
The following table sets forth our selected financial and other operating information. The selected financial data in the table is derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31, (dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
Operating Data:

Net interest income	$1,395	$1,480	$1,623	$1,413	$1,129
Non-interest income (loss)	632	331	49	(52)	(3)
Total revenue	2,027	1,811	1,672	1,361	1,126
Net income	$1,161	$881	$578	$487	$289
Basic earnings per common share	$3.67	$2.27	$1.31	$1.08	$0.63
Diluted earnings per common share	$3.61	$2.25	$1.30	$1.07	$0.62
Dividends per common share(1)	$0.20	$0.12	$0.12	$—	$—
Return on common stockholders’ equity	54%	45%	21%	20%	14%
Net interest margin	4.81	4.81	5.76	6.10	5.93
Return on assets	3.92	2.84	1.96	2.01	1.43
Dividend payout ratio	6	5	9	—	—
Average equity/average assets	8.09	7.23	10.56	11.22	11.92

Balance Sheet Data:
Total education loans held for investment portfolio, net	$20,318	$19,172	$23,680	$21,143	$18,174
Total Personal Loans held for investment, net	—	—	984	1,128	394
Total Credit Cards held for investment, net	23	11	4	—	—
Total assets	29,222	30,770	32,686	26,638	21,780
Total deposits	20,828	22,666	24,284	18,943	15,505
Total borrowings	5,931	5,189	4,643	4,284	3,275
Total SLM Corporation stockholders’ equity	2,150	2,563	3,312	2,973	2,474
Book value per common share	6.81	6.16	6.91	5.90	4.80
(1) Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time. We did not pay common stock dividends in fiscal years 2018 and 2017.

2021 Form 10-K — SLM CORPORATION 47

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
Impact of COVID-19 on Sallie Mae
During the first quarter of 2020, the outbreak of COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, then President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. Throughout 2020, all 50 states reported cases of COVID-19 and each implemented various containment efforts, including lockdowns on non-essential businesses and work from home regimes. As a result of these measures, in early 2020 the unemployment rate increased dramatically. In response, we offered disaster forbearance to those customers who contacted us and were negatively affected by COVID-19. The second half of 2020 saw improvements in economic and consumer trends, but continued waves of new cases of COVID-19 created continued uncertainty in the economic environment. However, at the end of the fourth quarter of 2020 and into the first quarter of 2021, the rollout of new vaccines and the ratification of two additional stimulus laws resulted in lower infection rates and significant improvement in the outlook of the economy. The improved outlook in the economy has contributed to faster prepayment rates. We have continued to see improved trends in unemployment rates in 2021 despite the increase in COVID-19 infections from the Delta and Omicron variants that occurred in the latter half of 2021.
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
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. While we have highlighted below how we have responded to the pandemic and described its financial impact, there is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Economists expect the impact of COVID-19 on the U.S. economy to continue to be significant into 2022 and beyond. Accordingly, the information below should be read in conjunction with our COVID-19 pandemic risk factor, see Part I, Item 1A. “Risk Factors - Pandemic Risk ” in this annual report on Form 10-K. In addition, see the forward-looking and cautionary statements discussion in this annual report on Form 10-K. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this annual report on Form 10-K.
Customers and Credit Performance
COVID-19 is having far reaching, negative impacts on individuals and businesses. Specifically, COVID-19 has materially disrupted business operations throughout the country, resulting in supply chain disruptions and inflationary pressures. As a result, we expect many of our individual customers will experience financial hardship, creating a challenge to meet credit standards for new loan originations and making it difficult, if not impossible, to fulfill their payment obligations to us without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, our customers are experiencing higher levels of financial hardship, which initially led to elevated levels of forbearance, as we provided disaster forbearance to borrowers who requested it. We are seeing higher levels of delinquencies and defaults and expect that to continue into the future, as borrowers who had received disaster forbearance from us re-enter repayment status. We expect that, left unabated, this
48 SLM CORPORATION — 2021 Form 10-K

deterioration in forbearance, delinquency, and default rates will persist until such time as the economy and employment return to relatively normal levels. This past year has shown us that there is a lot of uncertainty regarding COVID-19 as two new variants caused a significant increase in infections. We maintain an allowance for credit losses that incorporates multiple economic scenarios. For the year ended December 31, 2021, we considered the current economic forecasts as well as how the significant uncertainty may affect future unemployment rates and the economy in estimating our allowance for credit losses. We could experience significant changes in our allowance for credit losses as the economic impact of the COVID-19 pandemic becomes clearer. The process for determining our allowance contemplates material external factors that may require management adjustments. We used Moody’s Analytics economic forecasts in estimating the losses on our loan portfolio.
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described later in this Form 10-K. In accordance with regulatory guidance that encourages lenders to work constructively with customers who have been impacted by COVID-19, we invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations, including through mobile and self-service channels such as chat and IVR to address initial high volumes at the onset of the pandemic. During 2021, we ended all COVID-19 disaster forbearances and at December 31, 2021, there were no loans under a disaster forbearance program related to COVID-19.
To make it as easy as possible to access the assistance our customers need, we have communicated to them multiple times and in multiple ways. At the start of the pandemic, we sent all our customers an email explaining their self-serve options and how to contact us if they need assistance. We continue to send e-mails to those customers who enrolled for COVID-19 disaster forbearance and we regularly update our website at www.SallieMae.com/coronavirus with the latest information on how our customers can access their account and get assistance or payment relief, if needed. We expect that, as the economic impact of COVID-19 evolves, we will continue to evaluate the measures we have put in place to assist our customers during this unprecedented time. We continue to adapt and evolve our customer care and collections practices to meet the needs of our customers, while operating in a safe and sound manner. See also “— Financial Results” in this section for further discussion of the impact of the COVID-19 pandemic on students returning to college campuses.
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
In the second quarter of 2021, we communicated our return to office plans to our team members. Based on the national and local guidelines, we developed a phased-in approach for returning to the office. Under this phased-in approach, we opened our offices in early July 2021 for employees who wanted to voluntarily come to the office. We had planned for a more substantial return to our campuses in early October; however, with the increase in new cases due to the COVID-19 Delta and Omicron variants, we postponed a more fulsome return to our offices until April 2022. The return to our offices will include enhanced safety protocols and processes to provide the best working environment for our team members and we will implement limited flexible work-from-home schedules for employees.
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
In response to a growing infected population across the United States in 2020, we executed plans for social-distancing in our facilities and implemented work-from-home contingencies. As the virus spread, we created remote-working capabilities for our teams and consulted with regulators about our plans. We also completed a series of additional steps to appropriately ensure compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our customers’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our team members.
2021 Form 10-K — SLM CORPORATION 49

In addition, we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts.
Most teams continue to work remotely at this time; however, we continue to see productivity and customer satisfaction survey result at pre-pandemic levels. Our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future.
Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts and the activities that occurred in 2020, described below, we currently believe our liquidity position is stable and we expect to be able to fund our business operations through 2022. Because of the disruptions in the capital markets that occurred at the onset of the pandemic, in the first quarter of 2020 we implemented our Contingency Funding Plan, which entailed monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as insured bank deposits and in securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We saw similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. As pandemic-related capital market disruptions abated, we de-activated the Contingency Funding Plan in October 2020, but have continued to remain watchful for signs of renewed market stress as the pandemic evolves. Maintaining our focus on earnings quality as well as prudent liquidity management, we actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates in the first nine months of 2020. Rates were further managed downward in early 2021, and were increased slightly in the second half of the year as market rates began to rise. Despite the lower deposit rates, we have experienced only moderate retail deposit outflows, primarily in term CDs, that are within the outflow targets our Asset and Liability Committee approved. In addition, we were able to access the brokered deposit, asset-backed security, and unsecured debt markets throughout 2020 and 2021. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the high quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate in the event of a downturn. If circumstances surrounding COVID-19 change in a significantly more adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition. See “Liquidity and Capital Resources” and “Borrowings” for additional discussion on our capital and funding activities.
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
The federal banking regulators have stated that working with customers who are current on existing loans, either individually or as part of a program for creditworthy customers who are experiencing short-term financial or operational problems as a result COVID-19, generally would not be considered TDRs (as hereinafter defined). For modification programs, such as forbearance, designed to provide short-term relief for current customers affected by COVID-19, we may presume that customers who are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.
In addition, the federal banking regulators have indicated their examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk-rate credits that are affected by COVID-19, including those considered TDRs. Regardless of whether modifications result in loans being considered TDRs or adversely classified, the federal banking regulators have indicated their examiners will not criticize prudent efforts to modify the terms of existing loans to affected customers.
Community
In response to the exceptional needs in our communities, during 2021, our team members volunteered more than 1,100 hours and donated nearly $50,000 through our matching gift program to charitable organizations. Additionally, through a combination of individual and team led fundraising and "Adopt-A-Family"/"Adopt-A-School" programs, team members also donated clothes to needy families, 20 boxes of school supplies, totaling 14,305 items to local middle and elementary schools, and raised nearly $7,000 to help children and families facing serious illnesses and challenging
50 SLM CORPORATION — 2021 Form 10-K

financial situations because of required medical care. We view these efforts as extensions of our core mission. Strong communities become the launching pads for students’ academic endeavors.
Financial Results
For the year ended December 31, 2021, we considered the current economic forecasts as well as the how the significant uncertainty surrounding COVID-19 may affect future unemployment rates and the economy in estimating our allowance for credit losses. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans, and in the fourth quarter of 2021 we increased them again for the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises.
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At January 1, 2020 (the initial adoption date of CECL), December 31, 2020, and December 31, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses for the year ended December 31, 2021 decreased by $126 million compared with the year-ago period. This decrease of $126 million in 2021 compared with the year-ago period was primarily the result of improving economic forecasts in 2021 and faster prepayment speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. In the fourth quarter of 2021, we increased our long-term estimate of prepayment speeds to reflect higher long-term prepayment experience. Partially offsetting these benefits were additional provisions to reflect the adoption of our credit administration practices changes and other management overlays. As COVID-19 continues to impact the economy, the Company could continue to experience significant changes in its allowance for credit losses in 2022.
Private Education Loans (held for investment) in forbearance as a percentage of held for investment Private Education Loans in repayment and forbearance was 1.9 percent at December 31, 2021, compared to 4.3 percent at December 31, 2020. The forbearance rate on December 31, 2021 was lower than on December 31, 2020 due to our ending disaster forbearance related to COVID-19 in June 2021 and our adoption of the previously announced planned credit administration practices changes. Delinquencies at December 31, 2021, as a percentage of Private Education Loans in repayment, increased to 3.3 percent from 2.8 percent at December 31, 2020. The increase in delinquencies was primarily due to the ending of the disaster forbearance program related to COVID-19 and the adoption of the new credit administration practices changes.
For the start of the 2021-2022 academic year, the majority of colleges, universities, and trade schools returned to in-person classes while offering full residential options. While these schools moved away from an emphasis on hybrid and online policies, some regional reports indicate an increase in colleges maintaining online classes as a safety precaution, due to the recent uptick in COVID-19 variant infections.
For some students, going back to school in the fall of 2020 was not an option because of the pandemic or for other reasons. Therefore, some students took a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we had provided an extension of time, until the fall of 2021, to re-enroll before beginning their grace period that occurs upon separation from school and prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans had been granted during this extended period of time. Beginning September 30, 2021, we no longer granted this “gap year” extension.
On March 27, 2020, then President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, allows us to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as troubled debt restructurings (“TDRs”), and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment
2021 Form 10-K — SLM CORPORATION 51

for accounting purposes. Furthermore, on December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides for additional COVID-19 focused relief and extends certain provisions of the CARES Act.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopt CECL during the 2020 calendar year, including the Bank, may elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank has elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. From January 1, 2022 to January 1, 2025, the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At December 31, 2021, the adjusted transition amounts, reflecting changes over the two-year phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	December 31, 2021

Retained earnings	$952,639	$(57,859)	$(58,429)	$836,351
Allowance for credit losses	1,143,053	(55,811)	(49,097)	1,038,145
Liability for unfunded commitments	115,758	(2,048)	(9,333)	104,377
Deferred tax asset	306,171	—	—	306,171

52 SLM CORPORATION — 2021 Form 10-K

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2021.
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
Loan Sales and Secured Financings
We may sell loans to third-parties through whole loan sales, securitizations, or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital, and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or secured funding facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. In 2021, we recognized $548 million in gains from the sale of approximately $4.24 billion of our Private Education Loans, including $3.98 billion of principal and $264 million in capitalized interest, to unaffiliated third parties. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment.”
Allowance for Credit Losses
Management estimates and maintains an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses.” Allowances for credit losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for credit losses to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for credit losses rather than against earnings.
The allowance for credit losses and provision expense rise in periods of high loan origination, when future charge-offs are expected to increase, and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans and Credit Cards. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment, and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner, and the current economic environment. See “CREDIT RISK - Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.” in Item 1A. “Risk Factors” for additional information. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of TDRs, and charge-offs, to increase.
2021 Form 10-K — SLM CORPORATION 53

Our allowance for credit losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses.
We maintain an allowance for Credit Card losses at an amount sufficient to absorb losses estimated to cover lifetime expected credit losses. Because our Credit Card portfolio is relatively new and we do not have sufficient historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses. As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent, it is charged against the allowance for credit losses. We charge off Credit Cards when they are 180 days delinquent. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for credit losses and tailoring its future collections strategies. We manage our charged-off loans through a mix of in-house collectors, third-party collectors, and sales to third-parties.
Operating Expenses
The cost of operating our business directly affects our profitability. We strive to manage growth in our business in a prudent fashion by focusing on investments to improve efficiency throughout the Company. We monitor and report internally various metrics, including cost to acquire and cost to service our loans (which include both owned and serviced loans), among others. The cost to acquire is affected by such variables as technology, personnel, and marketing costs. Servicing expenses primarily include compensation and benefit expenses related to our collections, customer support, and payment processing employees, and technology costs and other expenses associated with facilitating and servicing borrowers. Costs to service can vary period to period based upon seasonality and borrower payment status. The cost to service a delinquent borrower is significantly higher than the cost to service a current or in-school borrower.
Non-GAAP “Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as non-GAAP “Core Earnings.” The difference between our non-GAAP “Core Earnings” and GAAP results for periods presented generally is driven by the unrealized, mark-to-fair value gains (losses) on derivative contracts recognized in GAAP, but not in non-GAAP “Core Earnings.”
Non-GAAP “Core Earnings” recognizes the difference in accounting treatment based upon whether a derivative qualifies for hedge accounting treatment. We enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges and, as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivatives and hedging activities, net,” are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivatives and hedging activities, net.”
The adjustments required to reconcile from our non-GAAP “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for those derivative instruments used to hedge our economic risks that do not qualify for hedge accounting treatment. The amount recorded in “Gains (losses) on derivatives and hedging activities, net” includes (i) the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment, and (ii) the change in fair values related to future expected cash flows for derivatives that
54 SLM CORPORATION — 2021 Form 10-K

do not qualify for hedge accounting treatment. For purposes of non-GAAP “Core Earnings,” we include in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the change in fair values for those derivatives not qualifying for hedge accounting treatment. Non-GAAP “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
Non-GAAP “Core Earnings” are not a substitute for reported results under GAAP. We provide a non-GAAP “Core Earnings” basis of presentation because (i) earnings per share computed on a non-GAAP “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation, and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our non-GAAP “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Unrealized gains (losses) on instruments not in a hedging relationship	$(23,216)	$10,164	$19,469
Interest reclassification	23,360	39,380	(1,644)
Gains on derivatives and hedging activities, net	$144	$49,544	$17,825

2021 Form 10-K — SLM CORPORATION 55

The following table reflects adjustments associated with our derivative activities.

Years Ended December 31, (dollars in thousands, except per share amounts)	2021	2020	2019

Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$1,160,513	$880,690	$578,276
Preferred stock dividends	4,736	9,734	16,837
GAAP net income attributable to SLM Corporation common stock	$1,155,777	$870,956	$561,439

Adjustments:
Net impact of derivative accounting(1)	23,216	(10,164)	(19,469)
Net tax expense (benefit)(2)	5,615	(2,481)	(4,758)
Total non-GAAP “Core Earnings” adjustments to GAAP	17,601	(7,683)	(14,711)
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$1,173,378	$863,273	$546,728

GAAP diluted earnings per common share	$3.61	$2.25	$1.30
Derivative adjustments, net of tax	0.06	(0.02)	(0.03)
Non-GAAP “Core Earnings” diluted earnings per common share	$3.67	$2.23	$1.27

(1) Derivative Accounting: Non-GAAP “Core Earnings” exclude periodic unrealized gains and losses caused by the mark-to-fair value valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, but include current period accruals on the derivative instruments. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) Non-GAAP “Core Earnings” tax rate is based on the effective tax rate at the Bank, where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Provisions for credit losses	$(32,957)	$93,133	$354,249
Total portfolio net charge-offs	(200,762)	(216,036)	(253,143)

Beginning in 2020, we began to evaluate management’s performance internally using a measure that starts with Non-GAAP “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.
56 SLM CORPORATION — 2021 Form 10-K

Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Deposits
We utilize brokered, retail, and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Our term brokered deposits have terms as long as seven years. Interest rates on a portion of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of transforming the interest rate characteristics of these deposits to match the index on which the majority of our assets reset, thereby minimizing our exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. We diversify our funding sources with deposits from Educational 529 savings plan and Health Savings plans. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.3 billion of our deposit totals as of December 31, 2021.
Loan Securitizations
We have diversified our funding sources by issuing term ABS and by entering into the Secured Borrowing Facility. Term ABS financing provides long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the assets. Loans associated with these transactions will remain on our balance sheet if we retain the residual interest in the related trusts. The Secured Borrowing Facility provides an extremely flexible source of funds that can be drawn upon on short notice to meet funding needs within the Bank. Borrowings under our Secured Borrowing Facility are accounted for as secured financings.
LIBOR Transition
Following announcements by the UKFCA, which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index for our LIBOR-based assets and obligations with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations.
The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In 2022, subject to market conditions and investor demand, we expect to begin issuing ABS that are indexed to SOFR and to renew the Secured Borrowing Facility with an index based on SOFR.
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023, although we may accelerate the transition of our legacy Private Education Loans depending upon a number of considerations, including regulatory guidance. Approximately $339 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by proposed federal legislation, which is currently drafted to supersede state legislation, and/or current New York legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative
2021 Form 10-K — SLM CORPORATION 57

reference rate) to SOFR and will render nonactionable any claims brought by parties to such contracts that allege breach of contract based on another party’s use of SOFR. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.
The chart below depicts our current LIBOR exposure at December 31, 2021.

As of December 31, 2021 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$9,680,263
FFELP Loans	590,660
Available-for-sale investments	70,087
Total Assets	$10,341,010

Deposits	$4,202,554
Private Education Loan term securitizations - no contractual fallback	339,348
Private Education Loan term securitizations - alternative reference rate fallback	709,631
Total Liabilities	5,251,533

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$5,502,603

Off-Balance Sheet:
Pay LIBOR derivative notional	$3,915,999
Receive LIBOR derivative notional	1,438,144
Total derivative notional	5,354,143

Secured Borrowing Facility	2,000,000

Total Off-Balance Sheet	$7,354,143

See Part I, Item 1A. “Risk Factors” in this Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.

58 SLM CORPORATION — 2021 Form 10-K

Strategic Imperatives
To further focus our business and increase shareholder value, we continue to advance our strategic imperatives. Our focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to seek to better inform the external narrative about student lending and Sallie Mae’s role in helping students and families responsibly plan and pay for college. We also strive to maintain a rigorous and predictable capital allocation and return program to create shareholder value. Our internal focus is to drive a mission-led culture that continues to make Sallie Mae a great place to work. Finally, we continue to strengthen our risk and compliance efforts, to enhance and build upon our risk management framework, and to keep focused and aligned on assessing and monitoring enterprise-wide risk.
During 2021, we made the following progress on the above corporate strategic imperatives.
New Servicing Call Center Platform and Rebranded Online Resource Tools
In late March 2021, we migrated our servicing call center to a new integrated platform that will further our goal to deliver exceptional customer experiences. This new platform allows us to streamline our processes and provide efficiencies, thereby creating more customer-centric capabilities for our team members. We also relaunched our online resource to provide a centralized and simplified site that provides information on tools and resources for school counselors as they assist students and families plan and pay for college. We are also creating a suite of confidence inspiring tools and resources as well as new, innovative partnerships that will provide significant value to our customers.
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
2021 Loan Sales and 2021-A and 2021-C Transactions
During 2021, we sold $4.24 billion of our Private Education Loans, including $3.98 billion in principal and $264 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $548 million during 2021. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment” and Note 11, “Borrowings - Unconsolidated VIEs.”
2021-B Securitization
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent.
2021-D Securitization
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent.
2021-E Securitization
On November 9, 2021, we executed our $534 million SMB Private Education Loan Trust 2021-E term ABS transaction, which was accounted for as a secured financing. We sold $534 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $532 million of gross
2021 Form 10-K — SLM CORPORATION 59

proceeds. The Class A and Class B notes had a weighted average life of 4.15 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent.
Final Settlement of ASR
On January 26, 2021, we completed our ASR with a third-party financial institution and we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information regarding this ASR, see Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity.”
Common Stock Tender Offer
On February 2, 2021, we announced the commencement of the Tender Offer to purchase up to $1 billion in aggregate purchase price of our outstanding shares of common stock, par value $0.20 per share. Pursuant to the Tender Offer, we repurchased 28.5 million shares at a price of $16.50 per share. The purchase of shares settled on March 16, 2021, for an aggregate cost of approximately $472 million, including fees and expenses related to the Tender Offer. We cancelled the 28.5 million shares purchased in connection with the Tender Offer.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the year ended December 31, 2021, we repurchased 57 million shares of our common stock at a total cost of $1.1 billion under Rule 10b5-1 trading plans authorized under our share repurchase programs.
Common Stock Dividends
We paid quarterly cash dividends on our common stock of $0.03 per share for the first, second, and third quarters of 2021. In the fourth quarter of 2021 we increased our dividend per share on our common stock to $0.11 per share, which was paid on December 15, 2021 to shareholders of record at the close of business on December 3, 2021.
Secured Borrowing Facility
On July 30, 2021, we amended and extended the maturity of the Secured Borrowing Facility, discussed in Notes to Consolidated Financial Statements, Note 11, “Borrowings.”  The Secured Borrowing Facility is a $2 billion secured borrowing facility, under which the full $2 billion is available for us to draw. Under the amended Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur).
See “Item 1. Business — Human Capital Resources and Talent Development” for a discussion regarding our mission-led culture.

60 SLM CORPORATION — 2021 Form 10-K

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

Years ended December 31, (dollars in millions, except per share amounts)				Increase (Decrease)
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Interest income:
Loans	$1,757	$1,989	$2,249	$(232)	(12)%	$(260)	(12)%
Investments	14	12	8	2	17	4	50
Cash and cash equivalents	6	21	74	(15)	(71)	(53)	(72)
Total interest income	1,777	2,022	2,331	(245)	(12)	(309)	(13)
Total interest expense	382	542	708	(160)	(30)	(166)	(23)
Net interest income	1,395	1,480	1,623	(85)	(6)	(143)	(9)
Less: provisions for credit losses	(33)	93	354	(126)	(135)	(261)	(74)
Net interest income after provisions for credit losses	1,428	1,387	1,269	41	3	118	9
Non-interest income:
Gains on sales of loans, net	548	238	—	310	130	238	100
Gains on derivatives and hedging activities, net	—	50	18	(50)	(100)	32	178
Other income	84	43	31	41	95	12	(39)
Total non-interest income	632	331	49	301	91	282	576
Non-interest expenses:
Total operating expenses	519	538	574	(19)	(4)	(36)	(6)
Restructuring expenses	1	26	—	(25)	(96)	26	100
Total non-interest expenses	520	564	574	(44)	(8)	(10)	(2)
Income before income tax expense	1,540	1,154	744	386	33	410	55
Income tax expense	380	273	165	107	39	108	65
Net income	1,160	881	578	279	32	302	52
Preferred stock dividends	4	10	17	(6)	(60)	(7)	(41)
Net income attributable to SLM Corporation common stock	$1,156	$871	$561	$285	33%	$310	55%
Basic earnings per common share	$3.67	$2.27	$1.31	$1.40	62%	$0.96	73%
Diluted earnings per common share	$3.61	$2.25	$1.30	$1.36	60%	$0.95	73%
Declared dividends per common share	$0.20	$0.12	$0.12	$0.08	67%	$—	—%

2021 Form 10-K — SLM CORPORATION 61

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
For the year ended December 31, 2021, net income was $1.16 billion, or $3.61 diluted earnings per common share, compared with net income of $881 million, or $2.25 diluted earnings per common share, for the year ended December 31, 2020. The year-over-year increase was primarily attributable to increases in gains on sales of loans, net, other income, lower provisions for credit losses, and lower operating expenses, which were offset by a decline in total net interest income.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:
•Net interest income in 2021 decreased by $85 million compared with the year-ago period primarily due to a $2.1 billion reduction in average loans outstanding. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $4.2 billion of Private Education Loans in 2021. Net interest margin in 2021 was unchanged from the prior year as the lower yield on our interest earning assets was offset by lower cost of funds.
•Provisions for credit losses for the year ended December 31, 2021 decreased by $126 million compared with the year-ago period. This decrease of $126 million in 2021 compared with the year-ago period was primarily the result of improving economic forecasts in 2021 and faster prepayment speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. In the fourth quarter of 2021, we increased our long-term estimate of prepayment speeds to reflect higher long-term prepayment experience. Partially offsetting these benefits were additional provisions to reflect the adoption of our credit administration practices changes and other management overlays.
•Gains on sales of loans, net, were $548 million in 2021, compared with $238 million in the year-ago period. The increase in gains on sales of loans was primarily the result of $1.14 billion in additional Private Education Loan sales in 2021 when compared with the year-ago period and improved pricing on the sale of those loans in 2021 compared with the year-ago period.
•Gains on derivatives and hedging activities, net, decreased $50 million in 2021 compared with the year-ago period. The year-ago period was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income increased $41 million in 2021 from the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $35 million gain related to changes in the valuation of certain non-marketable securities, and a $26 million increase in third-party servicing fees, offset by an $11 million gain from the sale of our former Upromise subsidiary recognized in the year-ago period and $6 million in lower revenue related to our former Upromise subsidiary. In addition, other income during the year ended December 31, 2021 was negatively affected by a $3 million loss from fees related to the redemption of $200 million of our 5.125 percent unsecured senior notes due in April 2022. Third-party servicing fees increased in 2021 because we sold $4.24 billion in loans in 2021 where we retained servicing rights.
•For the year ended December 31, 2021, total operating expenses were $519 million, compared with $538 million in the year-ago period. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of the corporate reorganization that occurred in the second half of 2020, the divestiture of our former Upromise subsidiary in 2020, the sale of the Personal Loan portfolio in 2020, and lower initiative spending and improved servicing efficiencies in 2021.
•In the third quarter of 2020, we implemented a restructuring plan that resulted in our recording a $26 million restructuring charge in the year ended December 31, 2020. These expenses were primarily related to involuntary termination benefit arrangements, as well as certain other costs, such as legal and consulting fees, that were incremental and incurred as a direct result of our 2020 restructuring plan. There were de minimis restructuring expenses recorded for the year ended December 31, 2021.
•Income tax expense for the year ended December 31, 2021 was $380 million, compared with $273 million in the year-ago period. The effective tax rate increased in 2021 to 24.7 percent from 23.7 percent in the year-ago period.
62 SLM CORPORATION — 2021 Form 10-K

The increase in the effective tax rate was primarily driven by higher state income tax expense related to an increase in our uncertain tax positions.

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
The primary contributors to each of the identified drivers of change in net income for 2020 compared with 2019 are as follows:

•Net interest income in 2020 decreased by $143 million compared with 2019 primarily due to a 95 basis point decrease in net interest margin. Net interest margin decreased primarily due to (i) rates on our cash and short-term investments portfolio decreasing faster than our deposits repriced as interest rates fell as a result of the COVID-19 pandemic, as well as (ii) the sale of our higher yielding Personal Loan portfolio.
•Provisions for credit losses for the year ended December 31, 2020 decreased by $261 million compared with 2019. The allowance in 2019 was determined using an incurred loss model which, for the most part, based its allowance on expected losses over the next 12 months. On January 1, 2020, we adopted CECL, which required a life-of-loan loss allowance, and recorded an increase to the allowance for on balance sheet loans and off-balance sheet loan commitments of $1.3 billion with an offsetting entry of a $953 million reduction in retained earnings and a $306 million increase in our deferred tax asset. After January 1, 2020, all future changes in the allowance were recorded through the provisions for credit losses. For the year ended December 31, 2020, our provisions for credit losses were $93 million. This was primarily the result of $290 million in additional provision for credit losses related to new commitments made in 2020, an additional $129 million due to deteriorating economic conditions during the year as a result of the COVID-19 pandemic, and $99 million caused by lower recovery rates and various overlays and other adjustments applied during the year. Offsetting these was a $206 million reduction in the provisions for credit losses as a result of $2.9 billion of loans transferred to held-for-sale from held for investment in the fourth quarter of 2020, the sale of $3.1 billion of Private Education Loans in the first quarter of 2020, which resulted in a reduction to our provisions for credit losses of $162 million, a benefit of $121 million from faster prepayment speeds, and the sale of our entire Personal Loan portfolio, which resulted in a reduction to our provisions for credit losses of $43 million. The benefit from faster prepayment speeds was to reflect actual loan prepayment speeds being higher than what our models were predicting due to the significant amount of COVID-19 related government stimulus.
•Gains on sales of loans, net, were $238 million in 2020, primarily as a result of the sale of $3.1 billion of Private Education Loans to unaffiliated third-parties in the first quarter of 2020. There were no loan sales in 2019.
•Gains on derivatives and hedging activities, net, increased $32 million in 2020 compared with 2019. The increase was driven by a significant decrease in interest rates during 2020 as a result of the economic impact of the COVID-19 pandemic, which caused our receive-fixed/pay-variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Other income increased $12 million in 2020 from 2019 primarily due to an $11 million gain from the sale of our former Upromise subsidiary in the second quarter of 2020, and an increase of $17 million in third-party servicing fees, offset by $13 million in lower revenue from our divested Upromise business, and an $8 million gain we recorded in 2019 related to changes in the valuation of certain non-marketable securities. Third-party servicing fees increased primarily as a result of the sale of $3.1 billion of Private Education loans in the first quarter of 2020 (where we continued to service the loans after they were sold).
•For the year ended December 31, 2020, total operating expenses were $538 million, compared with $574 million in 2019. The decrease in operating expenses was primarily driven by reduced personnel and marketing costs as a result of the suspension of Personal Loan originations and the subsequent sale of our Personal Loan portfolio, the sale of our former Upromise subsidiary, lower FDIC fees, and lower employee compensation costs as a result of the restructuring, which were offset by increased costs from growth in the serviced and owned loan portfolio, CEO transition costs, and costs related to other initiatives.
•Restructuring expenses for the year ended December 31, 2020 were $26 million, related to the restructuring plan we implemented in the third quarter of 2020. These expenses were primarily related to involuntary termination
2021 Form 10-K — SLM CORPORATION 63

benefit arrangements, as well as certain other costs, such as legal and consulting fees that were incremental and incurred as a direct result of our restructuring plan. There were no restructuring expenses recorded in 2019.
•Income tax expense for the year ended December 31, 2020 was $273 million, compared with $165 million in 2019. The effective tax rate increased in 2020 to 23.7 percent from 22.2 percent in 2019. The increase in the effective tax rate was primarily driven by $14 million in tax credits recorded in 2019.

64 SLM CORPORATION — 2021 Form 10-K

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

Years ended December 31, (dollars in thousands)	2021		2020		2019
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,968,061	8.25%	$22,426,216	8.42%	$22,225,473	9.32%
FFELP Loans	718,186	3.43	757,953	3.76	814,198	4.79
Personal Loans	—	—	582,552	12.43	1,141,503	12.09
Credit Cards	14,982	4.67	9,390	(6.04)	—	—
Taxable securities	2,142,025	0.65	1,547,837	0.73	324,849	2.35
Cash and other short-term investments	5,139,731	0.14	5,447,844	0.41	3,693,245	2.01
Total interest-earning assets	28,982,985	6.13%	30,771,792	6.57%	28,199,268	8.27%

Non-interest-earning assets	636,691		236,536		1,318,290

Total assets	$29,619,676		$31,008,328		$29,517,558

Average Liabilities and Equity
Brokered deposits	$11,015,170	1.35%	$12,777,874	1.84%	$11,760,646	2.66%
Retail and other deposits	10,540,170	0.70	10,772,161	1.47	9,588,747	2.44
Other interest-bearing liabilities(1)	5,390,098	2.94	4,982,771	2.98	4,658,075	3.43
Total interest-bearing liabilities	26,945,438	1.42%	28,532,806	1.90%	26,007,468	2.72%

Non-interest-bearing liabilities	279,344		234,798		392,173
Equity	2,394,894		2,240,724		3,117,917
Total liabilities and equity	$29,619,676		$31,008,328		$29,517,558

Net interest margin		4.81%		4.81%		5.76%

(1) Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

2021 Form 10-K — SLM CORPORATION 65

Rate/Volume Analysis - GAAP
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

Years Ended December 31, (dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2021 vs. 2020
Interest income	$(244,816)	$(130,949)	$(113,867)
Interest expense	(159,589)	(130,830)	(28,759)
Net interest income	$(85,227)	$857	$(86,084)

2020 vs. 2019
Interest income	$(309,372)	$(508,217)	$198,845
Interest expense	(166,050)	(229,719)	63,669
Net interest income	$(143,322)	$(282,344)	$139,022

(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,544,030	$82	$—	$3,544,112
Grace, repayment and other(2)	17,172,833	695,134	25,014	17,892,981
Total, gross	20,716,863	695,216	25,014	21,437,093
Deferred origination costs and unamortized premium/(discount)	67,488	1,815	222	69,525
Allowance for credit losses	(1,158,977)	(4,077)	(2,281)	(1,165,335)
Total loans held for investment portfolio, net	$19,625,374	$692,954	$22,955	$20,341,283
			-2281
% of total	97%	3%	—%	100%
(1)      Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)     Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

66 SLM CORPORATION — 2021 Form 10-K

As of December 31, 2020 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,582,394	$81	$—	$3,582,475
Grace, repayment and other(2)(3)	16,146,943	737,512	12,238	16,896,693
Total, gross	19,729,337	737,593	12,238	20,479,168
Deferred origination costs and unamortized premium/(discount)	63,475	1,993	230	65,698
Allowance for credit losses	(1,355,844)	(4,378)	(1,501)	(1,361,723)
Total loans held for investment portfolio, net	$18,436,968	$735,208	$10,967	$19,183,143

% of total	96%	4%	—%	100%

(1)Loans for customers still attending school and who are not yet required to make payments on the loans. At December 31, 2020, the loans in the “in-school” category include $254 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were then not required to make any payments. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”

(2)At December 31, 2020, the loans in the “grace, repayment and other” category include (a) $147 million of Private Education Loans whose borrowers were in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments, and (b) $639 million of Private Education Loans whose borrowers were in a forbearance or repayment status and who did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”

(3)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

2021 Form 10-K — SLM CORPORATION 67

As of December 31, 2019 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,288,239	$81	$—	$—	$4,288,320
Grace, repayment and other(2)	18,901,352	783,225	1,049,007	3,884	20,737,468
Total, gross	23,189,591	783,306	1,049,007	3,884	25,025,788
Deferred origination costs and unamortized premium/(discount)	81,224	2,143	513	36	83,916
Allowance for credit losses	(374,300)	(1,633)	(65,877)	(102)	(441,912)
Total loans held for investment portfolio, net	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

% of total	93%	3%	4%	—%	100%

As of December 31, 2018 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,037,125	$163	$—	$4,037,288
Grace, repayment and other(2)	16,467,340	846,324	1,190,091	18,503,755
Total, gross	20,504,465	846,487	1,190,091	22,541,043
Deferred origination costs and unamortized premium/(discount)	68,321	2,379	297	70,997
Allowance for credit losses	(277,943)	(977)	(62,201)	(341,121)
Total loans held for investment portfolio, net	$20,294,843	$847,889	$1,128,187	$22,270,919

% of total	91%	4%	5%	100%

As of December 31, 2017 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,740,237	$257	$—	$3,740,494
Grace, repayment and other(2)	13,691,930	927,403	400,280	15,019,613
Total, gross	17,432,167	927,660	400,280	18,760,107
Deferred origination costs and unamortized premium/(discount)	56,378	2,631	—	59,009
Allowance for credit losses	(243,715)	(1,132)	(6,628)	(251,475)
Total loans held for investment portfolio, net	$17,244,830	$929,159	$393,652	$18,567,641

% of total	93%	5%	2%	100%
(1)Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

68 SLM CORPORATION — 2021 Form 10-K

Average Loans Held for Investment Balances (net of unamortized premium/discount)

Years Ended December 31, (dollars in thousands)	2021		2020		2019
Private Education Loans	$20,968,061	97%	$22,426,216	94%	$22,225,473	92%
FFELP Loans	718,186	3	757,953	3	814,198	3
Personal Loans	—	—	582,552	3	1,141,503	5
Credit Cards	14,982	—	9,390	—	—	—
Total portfolio	$21,701,229	100%	$23,776,111	100%	$24,181,174	100%

Loans Held for Investment, Net — Activity

Year Ended December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	3,027,440	—	—	3,027,440
Variable-rate	2,421,082	—	63,323	2,484,405
Total acquisitions and originations	5,448,522	—	63,323	5,511,845
Capitalized interest and deferred origination cost premium amortization	597,416	27,252	(323)	624,345
Sales	(1,138,726)	—	—	(1,138,726)
Loan consolidations to third-parties	(1,583,691)	(27,031)	—	(1,610,722)
Allowance	196,868	300	(780)	196,388
Transfer from loans held-for-sale	25,040	—	—	25,040
Repayments and other	(2,357,023)	(42,775)	(50,232)	(2,450,030)
Ending balance	$19,625,374	$692,954	$22,955	$20,341,283

2021 Form 10-K — SLM CORPORATION 69

Year Ended December 31, 2020 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL adjustment to allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	2,903,258	—	41	—	2,903,299
Variable-rate	2,439,029	—	—	35,955	2,474,984
Total acquisitions and originations	5,342,287	—	41	35,955	5,378,283
Capitalized interest and deferred origination cost premium amortization	616,115	27,558	(253)	(819)	642,601
Sales	(2,925,478)	—	(588,285)	—	(3,513,763)
Loan consolidations to third-parties	(1,332,802)	(21,243)	—	—	(1,354,045)
Allowance	79,285	107	36,526	(1,211)	114,707
Transfer to loans held-for-sale	(2,885,640)	—	—	—	(2,885,640)
Repayments and other	(2,292,484)	(52,178)	(352,489)	(26,588)	(2,723,739)
Ending balance	$18,436,968	$735,208	$—	$10,967	$19,183,143

Year Ended December 31, 2019 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$20,294,843	$847,889	$1,128,187	$—	$22,270,919
Acquisitions and originations:
Fixed-rate	3,784,860	—	480,398	—	4,265,258
Variable-rate	1,866,914	—	—	5,933	1,872,847
Total acquisitions and originations	5,651,774	—	480,398	5,933	6,138,105
Capitalized interest and deferred origination cost premium amortization	722,153	28,258	(323)	—	750,088
Loan consolidations to third-parties	(1,512,279)	(27,461)	—	—	(1,539,740)
Allowance	(96,357)	(656)	(3,676)	(102)	(100,791)
Repayments and other	(2,163,619)	(64,214)	(620,943)	(2,013)	(2,850,789)
Ending balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at December 31, 2021 decreased by 3 percent compared with December 31, 2020, and now total 44.7 percent of our Private Education Loans held for investment portfolio at December 31, 2021. The balance of loans held for investment in full principal and interest repayment status was affected in 2021 and 2020 by loan sales, and the transfer of loans from held for investment to held-for-sale in 2020.
“Loan consolidations to third-parties” for the year ended December 31, 2021 total 18.1 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at December 31, 2021, or 8.1 percent of our total Private Education Loans held for investment portfolio at December 31, 2021, compared with the year-ago period of 14.7 percent of our Private Education Loan held for investment portfolio in full principal and interest repayment status, or 7.2 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations is attributable to consolidators having ready access to funding in spite of the COVID-19 pandemic impact on the economy. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
70 SLM CORPORATION — 2021 Form 10-K

The “Repayments and other” category includes all scheduled repayments and returns, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.
Historically, voluntary prepayments and loan consolidations decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we saw a decrease in voluntary prepayments in the second quarter of 2020 (as compared to the first quarter of 2020) as a result of the COVID-19 pandemic, the decrease was not as significant as we expected based upon historical experience during higher unemployment periods and has increased to closer to pre-pandemic levels in 2021.

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

Years Ended December 31, (dollars in thousands)	2021	%	2020	%	2019	%
Smart Option - interest only(1)	$1,123,624	21%	$1,222,148	23%	$1,234,246	22%
Smart Option - fixed pay(1)	1,680,947	31	1,498,578	28	1,560,496	28
Smart Option - deferred(1)	1,994,483	36	1,912,978	36	2,082,147	37
Smart Option - principal and interest	11,102	—	9,559	—	9,806	—
Graduate Loan	525,050	10	579,451	11	622,181	11
Parent Loan(2)	87,325	2	98,023	2	115,910	2
Total Private Education Loan originations	$5,422,531	100%	$5,320,737	100%	$5,624,786	100%

Percentage of loans with a cosigner	86.2%		86.0%		86.6%
Average FICO at approval(3)	750		749		746

(1)      Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for further discussion.

(2)    In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid–December 2022.

(3)    Represents the higher credit score of the cosigner or the borrower.

2021 Form 10-K — SLM CORPORATION 71

Allowance for Credit Losses

Allowance for Credit Losses Activity

Years Ended December 31, (dollars in thousands)	2021				2020
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
Day 1 adjustment for adoption of CECL	—	—	—	—	1,060,830	2,852	79,183	188	1,143,053
Balance at January 1	1,355,844	4,378	1,501	1,361,723	1,435,130	4,485	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	301,655	—	—	301,655	320,808	—	—	—	320,808
Less:
Charge-offs	(229,591)	(321)	(356)	(230,268)	(205,326)	(519)	(39,079)	(119)	(245,043)
Loan sales	—	—	—	—	—	—	(108,534)	—	(108,534)
Plus:
Recoveries	29,494	—	12	29,506	24,021	—	4,984	2	29,007
Provisions for credit losses:
Provision, current period	(233,852)	20	1,124	(232,708)	148,673	412	40,485	1,328	190,898
Loan sale reduction to provision	(66,460)	—	—	(66,460)	(161,793)	—	(42,916)	—	(204,709)
Loans transferred to held-for-sale	1,887	—	—	1,887	(205,669)	—	—	—	(205,669)
Total provisions for credit losses(2)	(298,425)	20	1,124	(297,281)	(218,789)	412	(2,431)	1,328	(219,480)
Ending balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$—	$1,501	$1,361,723

Troubled debt restructurings(3)	$1,057,665	$—	$—	$1,057,665	$1,274,590	$—	$—	$—	$1,274,590

(1)  See Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  For the years ended December 31, 2021 and 2020, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Years Ended December 31, (dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(298,425)	$(218,789)
Provisions for unfunded loan commitments	264,324	312,613
Total Private Education Loan provisions for credit losses	(34,101)	93,824

Other impacts to the provisions for credit losses:
Personal Loans	—	(2,431)
FFELP Loans	20	412
Credit Cards	1,124	1,328
Total	1,144	(691)
Provisions for credit losses reported in consolidated statements of income	$(32,957)	$93,133
(3) Represents the unpaid principal balance of loans classified as troubled debt restructurings.

72 SLM CORPORATION — 2021 Form 10-K

	2019					2018
Years Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$—	$341,121	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(208,978)	(822)	(74,313)	(1)	(284,114)	(154,701)	(1,135)	(19,690)	(175,526)
Loan sales(1)	—	—	—	—	—	(1,216)	—	—	(1,216)
Plus:
Recoveries	25,765	—	5,206	—	30,971	20,858	—	946	21,804
Provisions for loan losses	279,570	1,478	72,783	103	353,934	169,287	980	74,317	244,584
Ending balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$341,121

Troubled debt restructurings(2)	$1,581,966	$—	$—	$—	$1,581,966	$1,257,856	$—	$—	$1,257,856

	2017
Years Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$182,472	$2,171	$58	$184,701
Less:
Charge-offs	(130,063)	(954)	(579)	(131,596)
Loan sales(1)	(4,871)	—	—	(4,871)
Plus:
Recoveries	17,635	—	11	17,646
Provisions for loan losses	178,542	(85)	7,138	185,595
Ending balance	$243,715	$1,132	$6,628	$251,475

Troubled debt restructurings(2)	$990,351	$—	$—	$990,351

(1)    Represents fair value adjustments on loans sold.
(2)    Represents the unpaid principal balance of loans classified as troubled debt restructurings.

2021 Form 10-K — SLM CORPORATION 73

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2021, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 45 percent of our total Private Education Loans held for investment portfolio at December 31, 2021, compared with 49 percent at December 31, 2020.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Credit Losses” and Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-K.

74 SLM CORPORATION — 2021 Form 10-K

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance). For the periods presented below, we updated our delinquency bucket periods from what we reported in our 2020 Form 10-K to conform with the delinquency bucket periods defined by the Federal Financial Institutions Examination Council (“FFIEC”).

Private Education Loans Held for Investment	2021		2020		2019
December 31, (dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$4,904,414		$4,779,040		$5,687,405
Loans in forbearance(1)(3)	301,237		645,476		714,516
Loans in repayment and percentage of each status(1):
Loans current	15,005,773	96.7%	13,898,948	97.2%	16,315,651	97.2%
Loans delinquent 30-59 days(4)	308,559	2.0	205,528	1.4	288,051	1.7
Loans delinquent 60-89 days(4)	116,947	0.8	119,643	0.8	121,302	0.7
Loans 90 days or greater past due(4)	79,933	0.5	80,702	0.6	62,666	0.4
Total Private Education Loans in repayment	15,511,212	100.0%	14,304,821	100.0%	16,787,670	100.0%
Total Private Education Loans, gross	20,716,863		19,729,337		23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	67,488		63,475		81,224
Total Private Education Loans	20,784,351		19,792,812		23,270,815
Private Education Loans allowance for losses	(1,158,977)		(1,355,844)		(374,300)
Private Education Loans, net	$19,625,374		$18,436,968		$22,896,515

Percentage of Private Education Loans in repayment		74.9%		72.5%		72.4%

Delinquencies as a percentage of Private Education Loans in repayment		3.3%		2.8%		2.8%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.9%		4.3%		4.1%

(1)At December 31, 2020, the loans in the “in-school/grace/deferment” category above include $401 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who then received an extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in forbearance” category above include $30 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in repayment” category above include $609 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021. For further discussion, see “— Impact of COVID-19 on Sallie Mae — Financial Results.”
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.3 percent at December 31, 2021 from 2.8 percent at December 31, 2020, and the forbearance rate decreased to
2021 Form 10-K — SLM CORPORATION 75

1.9 percent at December 31, 2021 from 4.3 percent at December 31, 2020. The increase in delinquencies and the reduction in forbearance at December 31, 2021, compared with the prior year, were due to a combination of factors, including our new credit administration practices changes that imposed additional requirements for those borrowers requesting forbearance, and the cessation of the use of disaster forbearance related to COVID-19. We stopped providing COVID-19 related disaster forbearances in June 2021. See additional discussion in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool.”
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

Years Ended December 31, (dollars in thousands)	2021	2020	2019	2018	2017
Beginning balance	$1,355,844	$374,300	$277,943	$243,715	$182,472
Day 1 adjustment for adoption of CECL	—	1,060,830	—	—	—
Balance at January 1	1,355,844	1,435,130	277,943	243,715	182,472
Transfer from unfunded commitment liability(1)	301,655	320,808	—	—	—
Provision for credit losses:
Provision, current period	(233,852)	148,673	279,570	169,287	178,542
Loan sale reduction to provision	(66,460)	(161,793)	—	—	—
Loans transferred to held-for-sale	1,887	(205,669)	—	—	—
Total provision	(298,425)	(218,789)	279,570	169,287	178,542
Net charge-offs:
Charge-offs	(229,591)	(205,326)	(208,978)	(154,701)	(130,063)
Recoveries	29,494	24,021	25,765	20,858	17,635
Net charge-offs	(200,097)	(181,305)	(183,213)	(133,843)	(112,428)
Loan sales(2)	—	—	—	(1,216)	(4,871)
Ending Balance	$1,158,977	$1,355,844	$374,300	$277,943	$243,715

Allowance as a percentage of the ending total loan balance	5.59%	6.87%	1.61%	1.36%	1.40%
Allowance as a percentage of the ending loans in repayment(3)	7.47%	9.48%	2.23%	1.90%	2.00%
Allowance coverage of net charge-offs	5.79	7.48	2.04	2.08	2.17
Net charge-offs as a percentage of average loans in repayment(3)	1.33%	1.17%	1.17%	1.01%	1.03%
Delinquencies as a percentage of ending loans in repayment(3)	3.26%	2.84%	2.81%	2.57%	2.42%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(3)	1.91%	4.32%	4.08%	3.79%	3.70%
Ending total loans, gross	$20,716,863	$19,729,337	$23,189,591	$20,504,465	$17,432,167
Average loans in repayment(3)	$15,019,869	$15,518,851	$15,605,927	$13,303,801	$10,881,058
Ending loans in repayment(3)	$15,511,212	$14,304,821	$16,787,670	$14,666,856	$12,206,033
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

76 SLM CORPORATION — 2021 Form 10-K

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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In most instances, we require one payment, as an indication of a customer’s willingness and ability to repay, before granting forbearance to delinquent borrowers.
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
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
We commenced testing in October 2019 for some of the previously announced planned changes on a very small percentage of our total portfolio and in March 2020 we began to expand the number of borrowers who would be subject to
2021 Form 10-K — SLM CORPORATION 77

the new credit administration practices. However, due to the COVID-19 pandemic, in April 2020 we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we re-initiated a multi-phased deployment of certain previously announced credit administration practices changes. In October 2021, we announced additional planned changes to our credit administration practices, which we implemented in December 2021.
Currently, we generally grant forbearance in increments of one to two months at a time, for up to 12 months over the life of the loan, although disaster forbearance and certain assistance we grant to borrowers who are still in school do not apply toward the 12-month limit. We also currently require 12 months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance does not apply, however, to forbearances granted during the first six months following a borrower’s grace period and is not required for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also now count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. We currently limit the granting of a permanent extension of the final maturity date of the loan under our loan modification program to one time over the life of the loan. We also currently permit two consecutive rate reductions to 4.0 percent so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We currently require 12 months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for a forbearance or certain other repayment alternatives, however. We also now limit the number of interest rate reductions to twice over the life of the loan. At December 31, 2021 and December 31, 2020, 7.2 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Although we are not regulated by the Office of the Comptroller of the Currency, we have reviewed their student lending guidelines when considering and assessing our practices in certain areas. Now that we have implemented the previously announced credit administration practices changes, we believe our current collection and servicing practices generally align with the guidelines for student lending published by the Office of the Comptroller of the Currency.
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, absent the effect of any mitigating measures, we expect that the credit administration practices described above, including the changes we implemented in 2021, will accelerate periodic defaults and could increase periodic defaults in our Private Education Loan held for investment portfolio by approximately 10.1 percent to 16.6 percent. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., GRP and rate modifications), and the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at December 31, 2021, our loan loss reserves were significantly impacted because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. We expect to learn more about how our borrowers are reacting to these changes to credit administration practices and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the
78 SLM CORPORATION — 2021 Form 10-K

percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2021, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of loans in repayment and forbearance were 2.7 percent. Approximately 74 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months. For the periods presented below, we updated our delinquency bucket periods from what we reported in our 2020 Form 10-K to conform with the delinquency bucket periods defined by the FFIEC.

As of December 31, 2021 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,904	$4,904
Loans in forbearance	180	44	30	21	26	—	301
Loans in repayment - current	4,234	3,405	2,424	1,671	3,272	—	15,006
Loans in repayment - delinquent 30-59 days	125	54	41	29	60	—	309
Loans in repayment - delinquent 60-89 days	38	25	17	13	24	—	117
Loans in repayment - 90 days or greater past due	26	18	12	9	15	—	80
Total	$4,603	$3,546	$2,524	$1,743	$3,397	$4,904	20,717
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,159)
Total Private Education Loans, net							$19,625

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.14%	0.28%	0.20%	0.13%	0.16%	—%	1.91%

2021 Form 10-K — SLM CORPORATION 79

As of December 31, 2020 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,779	$4,779
Loans in forbearance	353	91	71	54	76	—	645
Loans in repayment - current	3,987	3,181	2,215	1,624	2,892	—	13,899
Loans in repayment - delinquent 30-59 days	76	39	30	22	38	—	205
Loans in repayment - delinquent 60-89 days	49	21	17	12	21	—	120
Loans in repayment - 90 days or greater past due	33	15	12	8	13	—	81
Total	$4,498	$3,347	$2,345	$1,720	$3,040	$4,779	19,729
Deferred origination costs and unamortized premium/(discount)							64
Allowance for credit losses							(1,356)
Total Private Education Loans, net							$18,437

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.36%	0.61%	0.48%	0.36%	0.51%	—%	4.32%

As of December 31, 2019 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,687	$5,687
Loans in forbearance	402	97	79	65	72	—	715
Loans in repayment - current	4,769	3,817	2,752	2,093	2,885	—	16,316
Loans in repayment - delinquent 30-59 days	108	53	45	35	47	—	288
Loans in repayment - delinquent 60-89 days	48	24	18	14	17	—	121
Loans in repayment - 90 days or greater past due	25	13	9	7	9	—	63
Total	$5,352	$4,004	$2,903	$2,214	$3,030	$5,687	23,190
Deferred origination costs and unamortized premium/(discount)							81
Allowance for credit losses							(374)
Total Private Education Loans, net							$22,897

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.30%	0.55%	0.45%	0.37%	0.41%	—%	4.08%

80 SLM CORPORATION — 2021 Form 10-K

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type for the years ended December 31, 2021 and 2020.

As of December 31, 2021 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(2)	$221,637	$301,422	$14,097,819	$9,354	$880,980	$15,511,212
$ in total	$318,055	$302,764	$18,789,771	$9,402	$1,296,871	$20,716,863

As of December 31, 2020 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(2)	$215,439	$285,323	$13,130,229	$12,250	$661,580	$14,304,821
$ in total	$330,979	$289,572	$18,067,491	$12,797	$1,028,498	$19,729,337
(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid–December 2022.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

2021 Form 10-K — SLM CORPORATION 81

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans held for investment. The table also discloses the amount of accrued interest on loans 90 days and greater past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on that loan in that month. The accrued interest on these loans will be capitalized against the balance of the loans when the borrower exits the grace period upon separation from school. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(dollars in thousands)	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest
December 31, 2021	$1,187,123	$3,635	$4,937
December 31, 2020	$1,168,895	$4,354	$4,467
December 31, 2019	$1,366,158	$2,390	$5,309
December 31, 2018	$1,168,823	$1,920	$6,322
December 31, 2017	$951,138	$1,372	$4,664

82 SLM CORPORATION — 2021 Form 10-K

Liquidity and Capital Resources

Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans and other loans, and our ability to meet any outflows of our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access to diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations, and other financing facilities, and loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and marketable investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. By early 2020 and continuing through 2021, we held a significant liquidity buffer of cash and securities, which we expect to maintain through 2022. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

As of December 31, (dollars in thousands)	2021	2020	2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,588	$1,117	$29,620
Sallie Mae Bank(1)	4,332,015	4,454,175	5,534,257
Available-for-sale investments	2,325,711	1,927,726	487,669
Total unrestricted cash and liquid investments	$6,660,314	$6,383,018	$6,051,546

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
2021 Form 10-K — SLM CORPORATION 83

Average Balances

Years Ended December 31, (dollars in thousands)	2021	2020	2019
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,739	$20,307	$38,705
Sallie Mae Bank(1)	4,934,506	5,202,302	3,455,216
Available-for-sale investments	1,953,154	1,495,155	323,930
Total unrestricted cash and liquid investments	$6,891,399	$6,717,764	$3,817,851

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

As of December 31, (dollars in thousands)	2021	2020
Deposits - interest bearing	$20,826,692	$22,664,899
Deposits - non-interest bearing	1,432	1,140
Total deposits	$20,828,124	$22,666,039

Our total deposits of $20.8 billion were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits at December 31, 2021, compared with total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of December 31, 2021 and 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”) and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.3 billion of our deposit total as of December 31, 2021, compared with $7.1 billion at December 31, 2020.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $16 million, $19 million, and $18 million in the years ended December 31, 2021, 2020, and 2019, respectively. Fees paid to third-party brokers related to brokered CDs were $13 million, $5 million, and $28 million during the years ended December 31, 2021, 2020, and 2019, respectively.
84 SLM CORPORATION — 2021 Form 10-K

Interest bearing deposits at December 31, 2021 and 2020 are summarized as follows:

	2021		2020
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,473,569	0.69%	$10,159,657	0.83%
Savings	959,122	0.43	907,976	0.55
Certificates of deposit	9,394,001	1.20	11,597,266	1.34
Deposits - interest bearing	$20,826,692		$22,664,899
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of December 31, 2021 and 2020, there were $743 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $35 million and $50 million at December 31, 2021 and 2020, respectively.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2021, $5.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.4 percent and 5.6 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2021 was $(72) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2021 and 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $9 million and $43 million, respectively.
2021 Form 10-K — SLM CORPORATION 85

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2021.

As of December 31, 2021 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$9,408
Exposure to counterparties with credit ratings, net of collateral	$9,408
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations, and financial condition. Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
86 SLM CORPORATION — 2021 Form 10-K

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
We believe that current and projected capital levels are appropriate for 2022. As of December 31, 2021, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
As of December 31, 2021, the Bank had a Common Equity Tier 1 risk-based capital ratio and a Tier 1 risk-based capital ratio of 14.1 percent, a Total risk-based capital ratio of 14.5 percent and a Tier 1 leverage ratio of 11.1 percent, which exceed the capital levels required under U.S. Basel III and the “well capitalized” standard.
Dividends
The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $1.4 billion, $579 million, and $254 million in dividends to the Company for the years ended December 31, 2021, 2020 and 2019, respectively, with the proceeds primarily used to fund the 2021, 2020, and 2019 Share Repurchase Programs, respectively, and stock dividends. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends and Share Repurchase Programs,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See also Part I, Item 1A. “Risk Factors — General Risks” for possible limitations on the payments of our dividends.
2021 Form 10-K — SLM CORPORATION 87

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2021 and 2020. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings.”

	2021			2020
As of December 31, (dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$986,138	$986,138	$—	$692,879	$692,879
Total unsecured borrowings	—	986,138	986,138	—	692,879	692,879

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,897,996	3,897,996	—	3,261,233	3,261,233
Variable-rate	—	1,046,856	1,046,856	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,944,852	4,944,852	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,944,852	4,944,852	—	4,496,338	4,496,338
Total	$—	$5,930,990	$5,930,990	$—	$5,189,217	$5,189,217

Short-term borrowings
On July 30, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay. and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur). At December 31, 2021, and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings.”
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

Long-term borrowings
Unsecured Debt
On November 15, 2021, we redeemed $200 million, 5.125 percent Senior Notes due April 5, 2022. The Senior Notes were redeemed at 101.39 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $3 million loss on the transaction.
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2021, the outstanding balance was $495 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2021, the outstanding balance was $491 million.
88 SLM CORPORATION — 2021 Form 10-K

Secured Financings
2021 Transactions
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2021, $496 million of our Private Education Loans, including $467 million of principal and $29 million in capitalized interest, were encumbered because of this transaction.
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2021, $515 million of our Private Education Loans, including $485 million of principal and $30 million in capitalized interest, were encumbered because of this transaction.
On November 9, 2021, we executed our $534 million SMB Private Education Loan Trust 2021-E term ABS transaction, which was accounted for as a secured financing. We sold $534 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $532 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.15 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2021, $533 million of our Private Education Loans, including $502 million of principal and $31 million in capitalized interest, were encumbered because of this transaction.
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At December 31, 2021, $496 million of our Private Education Loans, including $469 million of principal and $27 million in capitalized interest, were encumbered because of this transaction.
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent. At December 31, 2021, $615 million of our Private Education Loans, including $581 million of principal and $34 million in capitalized interest, were encumbered because of this transaction.
Pre-2020 Transactions
Prior to 2020, we executed a total of $6.9 billion in ABS transactions that were accounted for as secured financings. At December 31, 2021, $3.6 billion of our Private Education Loans, including $3.5 billion of principal and $141 million in capitalized interest, were encumbered as a result of these transactions.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2021 and 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2021 and December 31, 2020, the value of our pledged
2021 Form 10-K — SLM CORPORATION 89

collateral at the FRB was $3.3 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2021 and 2020.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2021, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2021/2022 academic year. At December 31, 2021, we had a $73 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
In addition to our contractual loan commitments, we have certain other contractual cash obligations and commitments. This includes contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, and lease obligations. Our material contractual cash obligations relate to bank deposits. At December 31, 2021, we had $5.7 billion of principal obligations related to bank deposits due in the next year, and $8.4 billion thereafter. At December 31, 2021, our contractual cash obligations due in the next year for secured borrowings, and lease obligations were $718 million and $6 million, respectively, and our contractual cash obligations due thereafter for our secured borrowings, unsecured debt, and lease obligations were $4.4 billion, $1.0 billion and $45 million, respectively.
Other Cash Obligations
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, they will decrease our cash from operations beginning in 2022. We currently estimate an approximately $18 million impact to 2022 cash from operations based on the provisions currently in effect. The actual impact on 2022 cash from operations will depend on if and when these provisions are deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022, among other factors. In addition, recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2021, 279 million shares were issued and outstanding and 41 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” for additional details.
Arrangements with Navient Corporation
In connection with the Spin-Off, we entered into a Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement, and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired or will expire within the next year.

We continue to have exposure to risks related to Navient’s creditworthiness. If we are unable to obtain indemnification payments from Navient, our results of operations and financial condition could be materially and adversely affected.

90 SLM CORPORATION — 2021 Form 10-K

Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent, or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity, or outlook if not resolved in our favor.

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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows, and financial condition could be materially and adversely affected over time.

Indemnification Obligations

Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•Navient is required to indemnify the Company and the Bank for any liabilities, costs, or expenses they may incur arising from any action or threatened action related to the servicing, operations, and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2021, the remaining balance of the indemnification receivable related to those uncertain tax positions was $5 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration, and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information
2021 Form 10-K — SLM CORPORATION 91

with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to April 30, 2022.

The data sharing agreement provided us the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance, and reserve analyses. The term of the data sharing agreement expired on April 29, 2019, however.

The tax sharing agreement governs the respective rights, responsibilities, and obligations of us and Navient, after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns, and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions.

92 SLM CORPORATION — 2021 Form 10-K

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective, or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates, and assumptions relate to the following critical accounting policies that are discussed in more detail below.
Allowance for Credit Losses
Adoption of CECL
On January 1, 2020, we adopted ASU No. 2016-13 (“CECL”) using the modified retrospective method and it had a material impact on how we record and report our financial condition and results of operations and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL:

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
Under CECL, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period are recorded through provision expense. The estimate of credit losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. CECL does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.

2021 Form 10-K — SLM CORPORATION 93

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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.
94 SLM CORPORATION — 2021 Form 10-K

Management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in servicing policies, collection administration practices, state law changes that could impact servicing and collection practices, and observed differences between forecasted and actual results.
Of the model inputs outlined above, economic forecasts, weighting of economic forecasts, prepayments speeds, and recovery rates are subject to estimation uncertainty, and changes in these inputs could have a material impact to our allowance for credit losses and the related provision for credit losses.
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At January 1, 2020 (the initial adoption date of CECL), December 31, 2020, and December 31, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflected the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. In the fourth quarter of 2021, we increased our long-term estimate of prepayment speeds to reflect higher long-term prepayment experience.
A one-percent increase in the college graduate unemployment rate is estimated to increase our allowance for credit losses by $16.9 million and a one-percent decrease in the college graduate unemployment rate is estimated to decrease our allowance for credit losses by $16.2 million. Increases in the weighting of economic forecasts resulting in greater weight given to more severe economic forecasts would result in an increase in the allowance for credit losses. A one-percent increase in prepayment speeds is estimated to decrease our allowance for credit losses by $20.4 million and a one-percent decrease in prepayment speeds is estimated to increase our allowance for credit losses by $20.5 million. The estimated impacts of changes in prepayment speeds and the college graduate unemployment rates on the allowance for credit losses were calculated for the two-year reasonable and supportable period, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods will not change. A one-percent change in recovery rates is estimated to change the allowance for credit losses by $14.2 million. The estimated change in the recovery rate is based on long-term assumptions.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Credit Card, and FFELP Loan portfolios. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
Allowance for Private Education Loan Losses
In addition to the key assumptions/estimates described above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date is updated quarterly based on updated information received from the clearinghouse.
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
2021 Form 10-K — SLM CORPORATION 95

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
We collect on defaulted loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For December 31, 2021 and 2020, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At both December 31, 2021 and 2020, 24 percent of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it
96 SLM CORPORATION — 2021 Form 10-K

remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of both December 31, 2021 and 2020, approximately 47 percent, respectively, of TDRs were classified as such due to their forbearance status. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Allowance for Credit Losses.”
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
Allowance for Credit Card Loans
We use the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have sufficient historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
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
2021 Form 10-K — SLM CORPORATION 97

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

98 SLM CORPORATION — 2021 Form 10-K

Risk Management
Our Approach
Risk is inherent in our business activities and the specialized lending industry we serve. The ability of management to anticipate, identify, and remediate risk in a timely manner is critical to our continued success. Our risk management framework is designed to identify, remediate, control, and report these risks and escalate as appropriate to the Board of Directors or its designee.
Risk Oversight
Our Board of Directors oversees our overall strategic direction, including our risk management capability and effectiveness. The Board of Directors has oversight of key policies as well as the risk management framework developed and administered by the management team. We have a robust process to escalate to the Board meaningful departures from our risk appetite statements. The Board of Directors oversees the continued development of the risk management program.
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified, remediated where appropriate, managed, monitored, and reported. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policies and procedures (including activities performed by third-party contractors). Our Independent Risk Function constitutes the “second line of defense” and conducts oversight and effective challenge of the risk and control activities within the first line of defense. Rather than focusing on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports.

Risk Management Policy and Risk Appetite Framework
The risk management policy and risk appetite framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, assessed, measured, remediated, managed, monitored, and reported. The risk management policy, the risk appetite framework, and the related policies and procedures constitute the core of the Independent Risk governance program.
The risk appetite statements are at the heart of the governance framework and establish the level of risk we are willing to accept within each risk category, as described below, in pursuit of our business objectives. Compliance with our risk appetite is monitored using a set of risk metrics, with thresholds and limits, for each risk type. The Enterprise Risk Committee (the “ERC”) provides oversight of the risk appetite framework with escalation to the Board of Directors, as appropriate. Our Board of Directors approves the risk appetite framework annually and requires that management provide ongoing updates on adherence to the risk appetites.

2021 Form 10-K — SLM CORPORATION 99

Board of Directors Committee Structure
We have a robust Board of Directors committee structure that facilitates oversight, effective challenge, and escalation of risk and control issues.
Financial Risk Committee. The Financial Risk Committee was established to assist the Board of Directors in fulfilling its risk management oversight responsibilities with regard to financial risks. Annually, the Financial Risk Committee, along with the Operational and Compliance Risk Committee, recommends the risk management policy and the risk appetite framework to the Board of Directors for approval. The Financial Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
Operational and Compliance Risk Committee. The Operational and Compliance Risk Committee assists the Board of Directors in fulfilling their oversight responsibilities relating to the major non-financial risks, including compliance risks, operational risks, information security risk and model risk. Annually, the Operational and Compliance Risk Committee, along with the Financial Risk Committee, recommends the risk management policy and the risk appetite framework to the Board of Directors for approval. The Operational and Compliance Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
Audit Committee. The Audit Committee is responsible for oversight of the Internal Audit function. Additionally, the Audit Committee oversees the quality and integrity of our financial reporting process and financial statements; the qualifications, hiring, performance, and independence of our independent registered accounting firm; and our system of internal financial controls.
Nominations and Governance Committee. The Nominations and Governance Committee, among other things: (i) implements good governance policies for us and our Board of Directors; (ii) reviews related party transactions; (iii) conducts assessments of the performance of our Board of Directors and its committees; and (iv) recommends nominees for election to our Board of Directors.
Compensation Committee. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities including those related to the compensation and benefits of our Chief Executive Officer (“CEO”), our incentive compensation practices for employees of all levels, and management’s succession planning.
Preferred Stock Committee. The Preferred Stock Committee monitors and evaluates proposed actions that may impact the rights of holders of our preferred stock.

Management-Level Committee Structure
Executive Committee (“EC”). The EC is authorized by the Board of Directors to assist the CEO in the general supervision of the business of the Company. Specifically, the EC will (i) provide to the CEO advice and counsel, subject matter expertise, and recommendations as requested, and (ii) through its subcommittees, facilitate the evaluation and decision-making on routine cross-functional matters, and assist management in the fulfillment of management’s duties related to specific risks. The EC has established the following sub-committees to assist in fulfilling its duties.
•Enterprise Risk Committee. The ERC provides independent oversight and effective challenge to risk and control activities across the enterprise. Additionally, through reports from the Chief Risk Officer the ERC informs the Financial Risk Committee and the Operational and Compliance Risk Committee of the Board of Directors, including escalation of instances of non-compliance with the framework.
•Credit Committee. The Credit Committee is responsible for credit and counterparty risk, product pricing, and credit and collections operations.
•Operational Risk Committee (“ORC”). The ORC is the oversight body for risk related to inadequate or failed internal processes, people, and systems or from external events. It also reviews information technology risk and regulatory and legal risks.
•Asset and Liability Committee (“ALCO”). ALCO is responsible for the strategy, processes, and authorities with which the Bank’s interest rate risk, liquidity, and capital adequacy are managed.
•Disclosure Committee. Our Disclosure Committee assists our CEO and Chief Financial Officer in their review of periodic SEC reporting documents, earnings releases, investor materials, and related disclosure policies and procedures.
Each of these sub-committees is comprised of subject matter experts from the senior management team and is accountable to the EC. Moreover, these sub-committees may be supported by steering or working groups, as appropriate.
100 SLM CORPORATION — 2021 Form 10-K

Internal Audit
Internal Audit regularly monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of the Board of Directors. Annually, Internal Audit performs an independent risk assessment to evaluate the risk of all significant components of the Company and uses the results to develop their annual Internal Audit plan. Additionally, Internal Audit performs selected reviews of both risk management and compliance functions, including key controls, processes, and systems, to assess the effectiveness of the overall risk management framework. The Internal Audit function provides challenge to the first and second lines of defense and also provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense.
Risk Categories

Our ERM framework is designed to address the following risk categories:

Strategic Risk. Strategic risk is the risk to shareholder value and growth trajectory from incorrect assumptions about external and internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic, or competitive environments. Management must be able to develop and implement business strategies that leverage the organization’s core competencies and are appropriately structured, resourced, and executed. The overall development of the strategic plan includes extensive engagement with the Board of Directors. Similarly, the Board of Directors provides oversight and effective challenge on performance relative to the strategic plan.

Credit Risk. Credit risk is the risk to earnings, capital, or reputation resulting from an obligor’s failure to repay their contractual obligations to Sallie Mae or otherwise to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

The credit risk related to Private Education Loans is managed within a credit risk infrastructure that includes: (i) a well-defined underwriting, asset quality, and collection policy framework; (ii) an ongoing monitoring and review process of portfolio composition and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for credit losses that covers estimated future losses based upon an analysis of portfolio metrics and economic factors.

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

Market Risk. Market risk is the risk to earnings, capital, or reputation resulting from changes in market conditions, such as interest rates, credit spreads, or other volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk, and other risks that arise through the management of our investment, debt, and loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Financial Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Chief Financial Officer provides reports to the Financial Risk Committee of the Board of Directors on market risk management.

Liquidity Risk. Liquidity risk is the risk to earnings, capital, or reputation from an inability to meet financial obligations when they come due without incurring unacceptable losses, such as the inability to fund liability maturities and deposit withdrawals or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan and other loan originations.

Our primary liquidity needs include our ongoing ability to: meet our funding needs through market cycles, including periods of financial stress; manage the relative maturities of assets and liabilities on our balance sheet; fund disbursements of Private Education Loans and other loans; and service our indebtedness and bank deposits. Ultimately, our liquidity risk relates to our ability to access the capital markets at reasonable rates and to maintain deposits and other
2021 Form 10-K — SLM CORPORATION 101

funding sources through the Bank, as well as our maintenance of a reserve of cash and unencumbered highly liquid investment securities that may be readily converted to cash if needed.

Our liquidity risk activities are centralized within our Corporate Finance department, which is responsible for developing and executing our funding strategy. We analyze and monitor our liquidity risk, maintain excess liquidity, and access diverse funding sources depending on current market conditions. Liquidity risks are overseen and recommendations approved primarily through ALCO. The Financial Risk Committee of our Board of Directors is responsible for periodically reviewing the liquidity positions and contingency funding plan developed and administered by ALCO.

Operational Risk. Operational risk is the risk to earnings, capital, or reputation resulting from inadequate or failed internal processes, people and systems and third-party vendors, or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities, and geographic locations, and it includes information technology risk, physical security risk on tangible assets, as well as model, regulatory, and legal risk.

Operational risk exposures are managed through a combination of first line of defense and control activities and second line of defense oversight. The ORC is the management committee responsible for operational risk, and it supports the EC in its oversight duties. The ORC is responsible for escalation to the EC, as appropriate. Additionally, our key risk indicators include operational risk metrics, thresholds, and limits and are included in the periodic reporting to the Operational and Compliance Risk Committee of the Board of Directors.

Primary ownership and responsibility for legal risk is placed with the first lines of defense, working with their legal colleagues, to identify and manage. Compliance supports these activities by providing extensive training, monitoring, and testing of the processes, policies, and procedures utilized by the first lines of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal department. The General Counsel provides periodic reports, as appropriate, to the Operational and Compliance Risk Committee and other committees of the Board of Directors.

Compliance Risk. The risk to earnings, capital, or reputation arising from violations of, or non-conformance with, laws, regulations, related self-regulatory organizations’ standards, and Code of Business Conduct.

Our Code of Business Conduct and the on-going training our employees receive in many compliance areas provide a framework for our employees to conduct themselves with the highest integrity. We instill a risk-conscious culture through communications, training, policies, and procedures.

102 SLM CORPORATION — 2021 Form 10-K

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2021 and 2020, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates very low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At December 31, 2021, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the current low-rate environment. The EAR results for December 31, 2021 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position has increased from one year ago but is still well within our risk tolerances. The EVE metrics have decreased from one year ago, mainly due to a higher level of fixed-rate liabilities relative to fixed-rate assets.

As of December 31,	2021			2020
	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points

EAR - Shock	5.3%	1.9%	N/A	-0.6%	-0.0%	N/A
EAR - Ramp	3.5%	1.2%	N/A	-0.1%	+0.1%	N/A
EVE	-5.9%	-1.9%	N/A	-15.8%	-5.3%	N/A
2021 Form 10-K — SLM CORPORATION 103

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

104 SLM CORPORATION — 2021 Form 10-K

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of December 31, 2021 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$492.1	$(492.1)
SOFR Rate	monthly	1,115.1	703.4	411.7
3-month Treasury bill	weekly	104.6	—	104.6
Prime	monthly	26.0	—	26.0
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	9,750.4	7,729.4	2,021.0
1-month LIBOR	daily	590.7	—	590.7
Non-Discrete reset(2)	daily/weekly	4,582.8	4,226.4	356.4
Fixed-Rate(3)		13,052.3	15,819.5	(2,767.2)
Total		$29,221.9	$29,221.9	$—

(1)     Funding (by index) includes all derivatives that qualify as effective hedges.
(2)     Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.
(3)     Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDAs swapped to fixed rates, and stockholders’ equity.
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR (monthly), fixed-rate, and Non-Discrete reset categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR, SOFR and 1-month LIBOR daily categories are generally quite highly correlated, and should offset each other effectively. The funding in 3-month LIBOR bucket includes $0.3 billion of equity and the funding in the fixed-rate bucket includes $1.9 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider our overall risk to be low and our strategies are designed to maintain low to moderate levels of market exposure.
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

2021 Form 10-K — SLM CORPORATION 105

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2021.

As of December 31, 2021 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.65
Cash and investments	1.06
Total earning assets	3.75

Deposits
Short-term deposits	0.93
Long-term deposits	2.62
Total deposits	1.30

Borrowings
Long-term borrowings	3.64
Total borrowings	3.64

106 SLM CORPORATION — 2021 Form 10-K

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.
2021 Form 10-K — SLM CORPORATION 107

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2022 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2022 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2022 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2022 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers” in the 2022 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2022 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2022 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2022 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, is incorporated herein by reference.

108 SLM CORPORATION — 2021 Form 10-K

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
2021 Form 10-K — SLM CORPORATION 109

(b)  Exhibits

2.2
Form of Separation and Distribution Agreement by and among SLM Corporation, New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

3.1	Restated Certificate of Incorporation of the Company, dated February 25, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

3.2(i)	Amended and Restated By-Laws of the Company effective June 25, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

3.2(ii)	Amended and Restated Bylaws of SLM Corporation, effective November 18, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 23, 2021).

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

4.7
Third Supplemental Indenture dated as of November 1, 2021 between SLM Corporation and Deutsche Bank National Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2021).

4.8	Form of Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 1, 2021).

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

110 SLM CORPORATION — 2021 Form 10-K

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

2021 Form 10-K — SLM CORPORATION 111

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

112 SLM CORPORATION — 2021 Form 10-K

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

2021 Form 10-K — SLM CORPORATION 113

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

10.77†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.78†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.79†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.80†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 21, 2021).

10.81†	SLM Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on June 9, 2021).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†     Management Contract or Compensatory Plan or Arrangement
*     Filed herewith

114 SLM CORPORATION — 2021 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 24, 2022

SLM CORPORATION

By:	/S/ JONATHAN W. WITTER
Jonathan W. Witter Chief Executive Officer and Director
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JONATHAN W. WITTER
Jonathan W. Witter	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2022

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Chair of the Board of Directors	February 24, 2022

/S/ PAUL G. CHILD
Paul G. Child	Director	February 24, 2022

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 24, 2022

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 24, 2022

/S/ TED MANVITZ
Ted Manvitz	Director	February 24, 2022

/S/ JIM MATHESON
Jim Matheson	Director	February 24, 2022

2021 Form 10-K — SLM CORPORATION 115

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 24, 2022

/S/ SAMUEL T. RAMSEY
Samuel T. Ramsey	Director	February 24, 2022

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 24, 2022

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 24, 2022

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 24, 2022

116 SLM CORPORATION — 2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

2021 Form 10-K — SLM CORPORATION F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

F-2 SLM CORPORATION — 2021 Form 10-K

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

Assessment of the Allowance for Credit Losses related to Private Education Loans Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2021 was $1,165 million, of which $1,159 million related to the Company’s allowance for credit losses on private education loans evaluated on a collective basis (the December 31, 2021 ACL). For all loans carried at amortized cost, upon loan origination, the Company is required to measure the allowance for credit losses based on the estimate of all current expected credit losses over the remaining contractual term of the loans. In determining the lifetime expected credit losses on the private education loan portfolio, the Company uses a discounted cash flow model and a prepayment model. This method requires the Company to project future principal and interest cash flows on the loans in this portfolio. The Company estimated the future expected cash flows following a vintage-based model that considers life of loan loss expectations, prepayments (both voluntary and involuntary), defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance for credit losses. In determining the loss rates used for the vintage-based approach, the Company starts with historical loss rates, stratifies the loans within each vintage, and then adjusts the loss rates based upon exogenous factors over a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the forecast is immediately reverted to historical averages. The cash flows are then discounted at the loan’s effective interest rate to calculate the present value of those cash flows. In estimating current expected credit losses, the Company uses a combination of expected economic scenarios, which are weighted based upon the current economic conditions and the Company’s view of the risks of alternate outcomes. In addition to this modeling approach, the Company also takes certain qualitative factors, including but not limited to, changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses into consideration when calculating the December 31, 2021 ACL.
We identified the assessment of the December 31, 2021 ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the ACL methodology encompassed the evaluation of the development and mathematical accuracy of the discounted cash flow model and prepayment model and the models’ significant factors and assumptions, including (1) the economic scenarios, (2) probabilities assigned to each economic scenario weighting, (3) the reasonable and supportable forecast periods, (4) the immediate reversion assumption after the reasonable and supportable forecast period, (5) prepayment rates derived from the prepayment model, and (6) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the discounted cash flow model. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ACL estimates, including controls over the:

•development of the ACL methodology

•the prepayment model

•the discounted cash flow model

2021 Form 10-K — SLM CORPORATION F-3

•performance monitoring of the discounted cash flow and prepayment models for the December 31, 2021 ACL

•determination and measurement of the significant assumptions used in the models

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

We evaluated the Company’s process to develop the ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the development and performance testing of the discounted cash flow and prepayment models by comparing them to the relevant Company-specific metrics and trends

•assessing the conceptual soundness and performance testing of the discounted cash flow and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the economic forecasted scenarios and underlying assumptions by comparing them to the Company’s business environment and relevant industry practices

•assessing the economic scenarios through comparison to publicly available forecasts and the probabilities assigned to each weighting

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

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia
February 24, 2022

F-4 SLM CORPORATION — 2021 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited SLM Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2021 Form 10-K — SLM CORPORATION F-5

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, Virginia
February 24, 2022

F-6 SLM CORPORATION — 2021 Form 10-K

CONSOLIDATED BALANCE SHEETS
As of December 31, (dollars in thousands, except share and per share amounts)	2021	2020
Assets
Cash and cash equivalents	$4,334,603	$4,455,292
Investments:
Trading investments at fair value (cost of $29,049 and $12,551, respectively )	37,465	16,923
Available-for-sale investments at fair value (cost of $2,535,568 and $1,986,957, respectively)	2,517,956	1,996,634
Other investments	140,037	80,794
Total investments	2,695,458	2,094,351
Loans held for investment (net of allowance for losses of $1,165,335 and $1,361,723, respectively)	20,341,283	19,183,143
Loans held for sale	—	2,885,640
Restricted cash	210,741	154,417
Other interest-earning assets	9,655	42,874
Accrued interest receivable	1,205,667	1,387,305
Premises and equipment, net	150,516	154,670
Income taxes receivable, net	239,578	374,706
Tax indemnification receivable	8,047	18,492
Other assets	26,351	19,533
Total assets	$29,221,899	$30,770,423

Liabilities
Deposits	$20,828,124	$22,666,039
Long-term borrowings	5,930,990	5,189,217
Other liabilities	313,074	352,332
Total liabilities	27,072,188	28,207,588
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 432.0 million and 456.7 million shares issued, respectively	86,403	91,346
Additional paid-in capital	1,074,384	1,331,247
Accumulated other comprehensive loss (net of tax benefit of $(5,707) and $(10,908), respectively)	(17,897)	(34,200)
Retained earnings	2,817,134	1,722,365
Total SLM Corporation stockholders’ equity before treasury stock	4,211,094	3,361,828
Less: Common stock held in treasury at cost: 153.1 million and 81.4 million shares, respectively	(2,061,383)	(798,993)
Total equity	2,149,711	2,562,835
Total liabilities and equity	$29,221,899	$30,770,423

See accompanying notes to consolidated financial statements.
2021 Form 10-K — SLM CORPORATION F-7

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, (dollars in thousands, except per share amounts)	2021	2020	2019
Interest income:
Loans	$1,756,945	$1,989,004	$2,249,169
Investments	13,859	11,743	7,607
Cash and cash equivalents	6,040	20,913	74,256
Total interest income	1,776,844	2,021,660	2,331,032
Interest expense:
Deposits	225,370	393,194	547,746
Interest expense on short-term borrowings	18,945	14,459	6,193
Interest expense on long-term borrowings	137,763	134,014	153,778
Total interest expense	382,078	541,667	707,717
Net interest income	1,394,766	1,479,993	1,623,315
Less: provisions for credit losses	(32,957)	93,133	354,249
Net interest income after provisions for credit losses	1,427,723	1,386,860	1,269,066
Non-interest income:
Gains on sales of loans, net	548,315	238,315	—
Gains on derivatives and hedging activities, net	144	49,544	17,825
Other income	83,990	43,590	31,102
Total non-interest income	632,449	331,449	48,927
Non-interest expenses:
Operating expenses:
Compensation and benefits	258,321	282,497	278,229
FDIC assessment fees	23,368	21,956	32,852
Other operating expenses	236,964	233,635	263,172
Total operating expenses	518,653	538,088	574,253
Restructuring expenses	1,255	26,215	—
Total non-interest expenses	519,908	564,303	574,253
Income before income tax expense	1,540,264	1,154,006	743,740
Income tax expense	379,751	273,316	165,464
Net income	1,160,513	880,690	578,276
Preferred stock dividends	4,736	9,734	16,837
Net income attributable to SLM Corporation common stock	$1,155,777	$870,956	$561,439
Basic earnings per common share	$3.67	$2.27	$1.31
Average common shares outstanding	314,993	383,705	427,292
Diluted earnings per common share	$3.61	$2.25	$1.30
Average common and common equivalent shares outstanding	319,912	387,195	430,674
Declared dividends per common share	$0.20	$0.12	$0.12

See accompanying notes to consolidated financial statements.
F-8 SLM CORPORATION — 2021 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, (dollars in thousands)	2021	2020	2019
Net income	$1,160,513	$880,690	$578,276
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(26,606)	7,764	7,993
Unrealized gains (losses) on cash flow hedges	48,111	(36,511)	(38,414)
Total unrealized gains (losses)	21,505	(28,747)	(30,421)
Income tax (expense) benefit	(5,202)	6,914	7,431
Other comprehensive income (loss), net of tax (expense) benefit	16,303	(21,833)	(22,990)
Total comprehensive income	$1,176,816	$858,857	$555,286

See accompanying notes to consolidated financial statements.
2021 Form 10-K — SLM CORPORATION F-9

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2018	4,000,000	449,856,221	(14,174,733)	435,681,488	$400,000	$89,972	$1,274,635	$10,623	$1,340,017	$(142,591)	$2,972,656
Net income	—	—	—	—	—	—	—	—	578,276	—	578,276
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(22,990)	—	—	(22,990)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	555,286
Cash dividends:
Common Stock ($0.12 per share)	—	—	—	—	—	—	—	—	(51,114)	—	(51,114)
Preferred Stock, series B ($4.21 per share)	—	—	—	—	—	—	—	—	(16,837)	—	(16,837)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	(5)	—	—
Issuance of common shares	—	3,743,705		3,743,705	—	748	2,627	—	—	—	3,375
Stock-based compensation expense	—	—	—	—	—	—	30,363	—	175	—	30,538
Common stock repurchased	—	—	(16,962,199)	(16,962,199)	—	—	—	—	—	(167,201)	(167,201)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,369,630)	(1,369,630)	—	—	—	—	—	(14,867)	(14,867)
Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836

See accompanying notes to consolidated financial statements.
F-10 SLM CORPORATION — 2021 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2019	4,000,000	453,599,926	(32,506,562)	421,093,364	$400,000	$90,720	$1,307,630	$(12,367)	$1,850,512	$(324,659)	$3,311,836
Cumulative adjustment for the adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—	—	—	(952,639)	—	(952,639)
Balance at January 1, 2020	4,000,000	453,599,926	(32,506,562)	421,093,364	400,000	90,720	1,307,630	(12,367)	897,873	(324,659)	2,359,197
Net income	—	—	—	—	—	—	—	—	880,690	—	880,690
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,833)	—	—	(21,833)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	858,857
Cash dividends declared:
Common Stock ($0.12 per share)	—	—	—	—	—	—	—	—	(46,351)	—	(46,351)
Preferred Stock, series B ($2.56 per share)	—	—	—	—	—	—	—	—	(9,734)	—	(9,734)
Repurchase of Preferred Stock, series B	(1,489,304)	—	—	—	(148,930)	—	80,875	—	—	—	(68,055)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	271	—	(281)	—	(10)
Issuance of common shares	—	3,129,325		3,129,325	—	626	2,976	—	—	—	3,602
Stock-based compensation expense	—	—	—	—	—	—	36,418	—	168	—	36,586
Common stock repurchased	—	—	(47,736,847)	(47,736,847)	—	—	(96,923)	—	—	(461,244)	(558,167)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,197,843)	(1,197,843)	—	—	—	—	—	(13,090)	(13,090)
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835

See accompanying notes to consolidated financial statements.
2021 Form 10-K — SLM CORPORATION F-11

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	1,160,513	—	1,160,513
Other comprehensive income, net of tax	—	—	—	—	—	—	—	16,303	—	—	16,303
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,176,816
Cash dividends declared:
Common stock ($0.20 per share)	—	—	—	—	—	—	—	—	(60,462)	—	(60,462)
Preferred Stock, Series B ($1.89 per share)	—	—	—	—	—	—	—	—	(4,736)	—	(4,736)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	530	—	(546)	—	(16)
Issuance of common shares	—	3,786,581		3,786,581	—	757	4,134	—	—	—	4,891
Stock-based compensation expense	—	—	—	—	—	—	30,649	—	—	—	30,649
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,860)	—	—	—	(472,560)
Common stock repurchased	—	—	(70,246,445)	(70,246,445)	—	—	174,684	—	—	(1,242,267)	(1,067,583)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,368,942)	(1,368,942)	—	—	—	—	—	(20,123)	(20,123)
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711

See accompanying notes to consolidated financial statements.
F-12 SLM CORPORATION — 2021 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (dollars in thousands)	2021	2020	2019
Operating activities
Net income	$1,160,513	$880,690	$578,276
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	(32,957)	93,133	354,249
Deferred tax provision (benefit)	55,372	72,776	(9,714)
Amortization of brokered deposit placement fee	15,516	19,401	17,788
Amortization of Secured Borrowing Facility upfront fee	2,415	2,976	1,117
Amortization of deferred loan origination costs and loan premium/(discounts), net	16,103	24,152	13,049
Net amortization of discount on investments	7,310	6,350	2,069
Reduction of tax indemnification receivable	10,445	9,066	11,649
Depreciation of premises and equipment	16,043	15,066	14,669
Stock-based compensation expense	30,649	36,464	30,600
Unrealized (gains) losses on derivative and hedging activities, net	23,249	(10,333)	(19,046)
Gains on sale of loans, net	(548,315)	(238,315)	—
Gain on sale of Upromise subsidiary, net	—	(11,331)	—
Other adjustments to net income, net	(23,410)	8,810	3,724
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(743,757)	(876,703)	(963,885)
Increase in non-marketable securities	(9,969)	(839)	(10,700)
Decrease (increase) in other interest-earning assets	33,219	9,690	(25,407)
Increase in other assets	(123,268)	(50,454)	(3,091)
Increase (decrease) in income tax payable, net	72,191	(45,611)	(30,191)
(Decrease) increase in accrued interest payable	(13,672)	(14,602)	13,817
Decrease in Upromise member accounts due to sale	—	(193,840)	—
Increase in other liabilities	2,801	80,785	5,386
Total adjustments	(1,210,035)	(1,063,359)	(593,917)
Total net cash used in operating activities	(49,522)	(182,669)	(15,641)
Investing activities
Loans acquired and originated	(5,511,845)	(5,378,283)	(6,138,105)
Net proceeds from sales of loans held for investment	4,642,505	3,875,737	—
Proceeds from claim payments	19,386	28,709	42,869
Net decrease in loans held for investment	3,845,990	3,832,991	4,094,021
Purchases of available-for-sale securities	(1,257,129)	(2,083,261)	(356,414)
Proceeds from sales and maturities of available-for-sale securities	865,766	654,515	50,915
Proceeds for sale of Upromise subsidiary, net	—	16,922	—
Total net cash provided by (used in) investing activities	2,604,673	947,330	(2,306,714)
Financing activities
Brokered deposit placement fee	(12,565)	(4,810)	(27,978)
Net (decrease) increase in certificates of deposit	(2,130,728)	(2,428,094)	4,349,741
Net increase in other deposits	393,306	704,382	923,793
Issuance costs for collateralized borrowings	—	(1,402)	—
Borrowings collateralized by loans in securitization trusts - issued	1,585,125	1,338,641	1,105,594
Borrowings collateralized by loans in securitization trusts - repaid	(1,143,738)	(1,003,327)	(1,042,892)
Borrowings under Secured Borrowing Facility	—	—	297,800
Repayment of borrowings under Secured Borrowing Facility	—	(289,230)	(8,570)
Fees paid - Secured Borrowing Facility	(2,846)	(3,256)	(1,116)
Issuance costs for unsecured debt offering	(1,540)	(1,309)	—
Unsecured debt issued	492,135	495,000	—
Unsecured debt repaid	(202,784)	—	—
2021 Form 10-K — SLM CORPORATION F-13

Preferred stock dividends paid	(4,736)	(9,734)	(16,837)
Repurchase of Series B Preferred Stock	—	(68,055)	—
Common stock dividends paid	(60,462)	(46,351)	(51,114)
Common stock repurchased	(1,530,683)	(558,167)	(167,201)
Net cash (used in) provided by financing activities	(2,619,516)	(1,875,712)	5,361,220
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,365)	(1,111,051)	3,038,865
Cash, cash equivalents and restricted cash at beginning of year	4,609,709	5,720,760	2,681,895
Cash, cash equivalents and restricted cash at end of year	$4,545,344	$4,609,709	$5,720,760
Cash disbursements made for:
Interest	$359,684	$517,444	$666,018
Income taxes paid	$261,473	$248,122	$201,792
Income taxes refunded	$(8,614)	$(6,219)	$(853)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,334,603	$4,455,292	$5,563,877
Restricted cash	210,741	154,417	156,883
Total cash, cash equivalents and restricted cash	$4,545,344	$4,609,709	$5,720,760
See accompanying notes to consolidated financial statements.

F-14 SLM CORPORATION — 2021 Form 10-K

1.Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our,” or “us”) is a holding company that operates through a number of subsidiaries and is the premier brand for college and continuous education.
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
Our primary business is to originate and service loans we make to students and their families to finance the cost of their education. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the Federal Family Education Loan Program (“FFELP Loans”). The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campuses through the financial aid offices as well as through online and direct marketing to students and their families. The Bank is regulated by the Utah Department of Financial Institutions (the “UDFI”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Consumer Financial Protection Bureau (the “CFPB”).

2021 Form 10-K — SLM CORPORATION F-15

2.Significant Accounting Policies
Use of Estimates and Assumptions
The financial reporting and accounting policies of SLM Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include the valuation of allowance for credit losses.
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
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classified those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classified as trading investments recorded at fair value with changes recorded through earnings.
Available-for-Sale Investments
Investments consisted of mortgage-backed securities, Utah Housing Corporation bonds, and U.S. government-sponsored enterprises and Treasury securities. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
Our investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale investments are recorded in equity and reported as a component of other comprehensive income (loss), net of applicable income taxes.
We assess unrealized losses on available-for-sale debt securities that we have the ability and intent to hold for a period of time sufficient to recover the amortized cost of the security, for the purpose of determining credit impairment. If any credit impairment exists, an allowance for losses is established for the amount of the unrealized loss that is determined to be credit-related.
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
F-16 SLM CORPORATION — 2021 Form 10-K

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
Allowance for Credit Losses
Adoption of CECL
On January 1, 2020, we adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). Under this guidance, for all loans carried at amortized cost, upon loan origination we are required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of the assets. Updates to that estimate each period are recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
Adoption of the standard had a material impact on how we record and report our financial condition and results of operations, and on regulatory capital. The following table illustrates the impact of the cumulative effect adjustment made upon adoption of CECL on January 1, 2020:

2021 Form 10-K — SLM CORPORATION F-17

2.	Significant Accounting Policies (Continued)

	January 1, 2020
(Dollars in thousands)	As reported under CECL	Pre-CECL Adoption	Impact of CECL Adoption
Assets:
Allowance for credit losses:
Private Education Loans	$1,435,130	$374,300	$1,060,830
FFELP Loans	4,485	1,633	2,852
Personal Loans	145,060	65,877	79,183
Credit Cards	290	102	188
Total	$1,584,965	$441,912	$1,143,053

Deferred tax asset	$415,540	$109,369	$306,171

Liabilities:
Allowance for credit losses:
Off-balance sheet exposures	$118,239	$2,481	$115,758

Equity:
Retained Earnings	$897,873	$1,850,512	$(952,639)

This transition adjustment shown above is inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopt CECL during the 2020 calendar year, including the Bank, may elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank has elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. From January 1, 2022 to January 1, 2025, the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 18, “Regulatory Capital.”
Allowance for Credit Losses - 2021 and 2020
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
F-18 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses. These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.
Management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in servicing policies, collection administrative practices, state law changes that could impact servicing and collection practices, and observed differences between forecasted and actual results.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan, Credit Card, and FFELP Loan portfolios. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
Allowance for Private Education Loan Losses - 2021 and 2020
In addition to the key assumptions/estimates described above, some estimates are unique to our Private Education Loan portfolio. Estimates are made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date is updated quarterly based on updated information received from the clearinghouse.
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
2021 Form 10-K — SLM CORPORATION F-19

2.	Significant Accounting Policies (Continued)
Key Credit Quality Indicators - Private Education Loans - 2021 and 2020
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
We collect on defaulted loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For December 31, 2021 and 2020, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At both December 31, 2021 and 2020, 24 percent of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
Troubled Debt Restructurings (“TDRs”) - 2021 and 2020
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
F-20 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
score refresh) will not be classified as TDRs. Loans that have met the criteria in the first test and have a FICO score under the threshold (based on the most recent quarterly FICO score refresh) will be classified as TDRs.
A loan also becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. About half our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. As of both December 31, 2021 and 2020, approximately 47 percent of TDRs were classified as such due to their forbearance status. For additional information, see Note 7, “Allowance for Credit Losses.”
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
Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for credit losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
Uncollectible Interest - 2021 and 2020
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
Allowance for Credit Card Loans - 2021 and 2020
We use the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio is new and we do not have sufficient historical loss experience, we use estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we use a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then consider any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we do not record any estimate of credit losses for unused portions of our Credit Card commitments.

2021 Form 10-K — SLM CORPORATION F-21

2.	Significant Accounting Policies (Continued)
Allowance for FFELP Loan Losses - 2021 and 2020
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement. Because we bear a maximum of three percent loss exposure due to this federal guarantee, our allowance for credit losses for FFELP Loans and related periodic provision expense are relatively small.
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
Allowance for Credit Losses - 2019
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
The evaluation of the allowance for credit losses is inherently subjective, as it required material estimates that may be susceptible to significant changes. Our default estimates were based on a loss emergence period of one year for Private Education Loans, Personal Loans, and Credit Cards and two years for FFELP Loans. A loss emergence period represents the expected period between the first occurrence of an event likely to cause a loss on a loan and the date the loan is expected to be charged off, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss emergence period underlying the allowance for credit losses was subject to a number of assumptions. If actual future performance in delinquency, charge-offs, and recoveries was significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses were recognized, and the related provision for credit losses on our consolidated statements of income.
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
Allowance for Private Education Loan Losses - 2019
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
F-22 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
adjustments may be needed to those historical default rates. We also took certain other qualitative factors into consideration when calculating the allowance for credit losses. These qualitative factors included, but were not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not already included in the analysis, and the effect of other external factors, such as legal and regulatory requirements, on the level of estimated credit losses.
Certain Private Education Loans do not require borrowers to begin repayment until at least six months after they have graduated or otherwise separated from school. Consequently, the loss estimates for these loans were generally low while the borrower was in school. As this population of borrowers left school, they would be required to begin payments on their loans, and the allowance for losses could change accordingly.
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
As part of concluding on the adequacy of the allowance for credit losses, we reviewed key allowance and loan metrics. The most relevant of these metrics considered were the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.
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
Allowance for Personal Loans - 2019
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
Troubled Debt Restructurings - 2019
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
Allowance for FFELP Loan Losses - 2019
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
2021 Form 10-K — SLM CORPORATION F-23

2.	Significant Accounting Policies (Continued)
default rate projections, net of applicable risk sharing, to each category for the relevant period to perform our quantitative calculation. Once the quantitative calculation was performed, we reviewed the adequacy of the allowance for credit losses and determined if qualitative adjustments needed to be considered.
Allowance for Credit Card Loans - 2019
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
Deposits
Our retail deposit accounts are principally certificates of deposit (“CDs”), money market deposit accounts (“MMDAs”), and high-yield savings (“HYS”) accounts. CDs are accounts that have a stipulated maturity and interest rate. Retail CDs may be withdrawn early, but a penalty is assessed. MMDA and HYS accounts are both interest and non-interest bearing accounts that have no maturity or expiration date. For retail MMDA and HYS accounts, the depositor may be required to give written notice of any intended withdrawal not less than seven days before the withdrawal is made.
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
Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair value is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads (including for our liabilities), relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.
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
F-24 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
Loan Interest Income
For all loans, including impaired loans (regardless of the delinquency status of the impaired loans), classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination and acquisition costs. Deferred fees or costs are required to be recognized as yield adjustments over the life of the related loans and are recognized by the interest method. The objective of the interest method is to arrive at periodic interest income (including recognition of fees and costs) at a constant effective yield on the net investment in the receivable (i.e., the principal amount of the receivable adjusted by unamortized fees or costs, purchase premium or discount, and any hedging activity—these unamortized costs will collectively be referred to as “basis adjustments”). The difference between the periodic interest income so determined and the interest income determined by applying the stated interest rate to the outstanding principal amount of the receivable is the amount of periodic amortization of deferred direct origination and acquisition costs.
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
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income. As we maintain an allowance for uncollectible interest on loans making full interest payments and an allowance for credit losses for the interest on loans where all, or a portion of the interest, will be capitalized in the future, we do not place loans in nonaccrual status prior to charge-off. At December 31, 2021 and 2020, we had no loans in nonaccrual status.
We recognize certain fee income (primarily late fees) on all loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
2021 Form 10-K — SLM CORPORATION F-25

2.	Significant Accounting Policies (Continued)
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest-bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, and brokered and retail MMDAs, as well as on unsecured and secured financings.  Interest expense is recognized when amounts are contractually due to deposit and debt holders and is adjusted for net payments/receipts related to interest rate swap agreements that qualify and are designated hedges of interest-bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts, and terminated hedge-basis adjustments are recognized using the effective interest rate method. We incur certain fees related to our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”), including an unused Secured Borrowing Facility fee, and also incur fees related to our term asset-backed securities (“ABS”). These fees are included in interest expense. Refer to Note 10, “Deposits,” and Note 11, “Borrowings” for further details of our interest-bearing liabilities.
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
In 2021, we recognized $548 million in gains from the sale of approximately $4.24 billion of our Private Education Loans, including $3.98 billion of principal and $264 million in capitalized interest, to unaffiliated third parties.
In 2020, we recognized $238 million in gains from the sale of approximately $3.1 billion of our Private Education Loans, including $2.9 billion of principal and $199 million in capitalized interest, to unaffiliated third parties. We did not sell loans in 2019.
Other Income
Included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, fees related to our Credit Card program, income for servicing private student loans for third-parties, and changes to our tax indemnification receivable from Navient.
Our former Upromise subsidiary had a number of programs that encouraged consumers to save for the cost of college education. We had established a consumer savings network, which was designed to promote college savings by consumers who were members of this program by encouraging them to purchase goods and services from the merchants that participated in the program. Participating merchants generally paid Upromise fees based on member purchase volume, either online or in stores, depending on the contractual arrangement with the merchant. We recognized revenue as marketing and administrative services were rendered, based upon contractually determined rates and member purchase volumes. On May 31, 2020, we sold our Upromise subsidiary to a third party, resulting in the loss of revenue from that business for the second half of 2020.
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
F-26 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
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
In 2021 and 2020, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (i) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (ii) the power to direct the activities of the VIE in our role as servicer.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust.
From time to time, we also engage in certain transactions that are not consolidated on our balance sheet due to the transaction having met the criterion for sales treatment. In these transactions, we remove loans from our consolidated balance sheet and recognize any assets retained and liabilities assumed at fair value, and record a gain or loss on the transferred loans. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We provide additional information regarding these types of activities in Note 11, “Borrowings — Unconsolidated VIEs.”
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 12, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2021, $5.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.4 percent and 5.6 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2021 was $(72) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
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
2021 Form 10-K — SLM CORPORATION F-27

2.	Significant Accounting Policies (Continued)
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
On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (“Topic 848”): Scope” that clarified the scope of Topic 848. Topic 848 contains temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform.
Our derivative portfolio is made up of interest rate swaps that are centrally cleared through either the CME or the LCH. On October 16, 2020, both the CME and the LCH changed the price alignment interest and discount rate applied when valuing these transactions to the Secured Overnight Financing rate (“SOFR”). The ISDA 2020 LIBOR Fallbacks Protocol (the “ISDA Fallback Protocol”) was made available for adherence on October 23, 2020, with an effective date of January 25, 2021. Once adhered to by both counterparties in a bilateral relationship and the effective date is reached, the ISDA Fallback Protocol represents a change to the contractual terms of derivatives governed by each respective ISDA agreement between the Company and a derivative counterparty. We have elected the option provided in Topic 848 to not reassess previous accounting determinations as well as the option to not dedesignate a hedging relationship due to a current or future change in a critical or contractual term related to reference rate reform, including changes in the discount rate.
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
Restructuring Activities
During the third quarter of 2020, we initiated a restructuring program to reduce costs and improve operating efficiencies by better aligning our organizational structure with our new corporate strategic imperatives. In conjunction with these restructuring plans, involuntary benefit arrangements, and certain other costs that are incremental and incurred as a direct result of our restructuring plans, are classified as restructuring expenses in the accompanying consolidated statements of income. Restructuring expenses of $26 million were recorded in the year ended December 31, 2020. Of that total, $20 million related to severance benefits and $6 million related to other related costs, primarily legal and consulting fees. We recorded $1 million in additional restructuring expenses in the year ended December 31, 2021. There were no restructuring expenses recorded in the year ended December 31, 2019.
We sponsor employee severance plans that provide severance benefits in the event of termination of our full-time employees and part-time employees who work at least 24 hours per week. The severance plans establish specified
F-28 SLM CORPORATION — 2021 Form 10-K

2.	Significant Accounting Policies (Continued)
benefits based on base salary, job level immediately preceding termination, and years of service upon termination of employment due to involuntary termination or a job abolishment, as defined in the severance plans. The benefits payable under the severance plans relate to past service. Accordingly, we recognize severance costs to be paid pursuant to the severance plans when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the severance plan, medical and dental benefits, outplacement services, and continuation pay, were incurred during the year ended December 31, 2020, as a direct result of our restructuring initiative. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. We finalized this restructuring plan in 2020.
The majority of these restructuring expenses incurred through the year ended December 31, 2021 were severance costs related to the elimination of approximately 165 positions, or approximately 9 percent of the workforce that existed as of December 31, 2019.
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
An uncertain tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the consolidated financial statements is the largest amount of benefit that is more than 50 percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit).
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to other income in the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded liabilities related to deferred taxes and uncertain tax positions and an indemnification receivable of $291 million. As of December 31, 2021, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $5 million (related to uncertain tax positions) and the remaining indemnification receivable balance is $5 million (related to uncertain tax positions).

3. Cash and Cash Equivalents
As of December 31, 2021, cash and cash equivalents include cash due from the FRB of $4.3 billion and cash due from depository institutions of $75 million. As of December 31, 2020, cash and cash equivalents include cash due from the FRB of $4.4 billion and cash due from depository institutions of $73 million. As of December 31, 2021 and 2020, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We did not participate in these auctions in 2021 or 2020, resulting in no interest reported. As of December 31, 2021 and 2020, no funds were on deposit with the FRB under this program.

4. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we were required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the
2021 Form 10-K — SLM CORPORATION F-29

4.	Investments (Continued)
residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At December 31, 2021 and 2020, we had $37 million and $17 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of December 31, 2021 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$376,313	$—	$1,857	$(7,073)	$371,097
Utah Housing Corporation bonds	6,943	—	18	—	6,961
U.S. government-sponsored enterprises and Treasuries	1,958,943	—	603	(11,893)	1,947,653
Other securities	193,369	—	439	(1,563)	192,245
Total	$2,535,568	$—	$2,917	$(20,529)	$2,517,956

As of December 31, 2020 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$308,913	$—	$6,095	$(134)	$314,874
Utah Housing Corporation bonds	12,357	—	210	—	12,567
U.S. government-sponsored enterprises and Treasuries	1,596,890	—	3,395	—	1,600,285
Other securities	68,797	—	462	(351)	68,908
Total	$1,986,957	$—	$10,162	$(485)	$1,996,634

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.
F-30 SLM CORPORATION — 2021 Form 10-K

4.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, (dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
2021:
Mortgage-backed securities	$(5,534)	$261,404	$(1,540)	$36,587	$(7,074)	$297,991
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(11,892)	1,199,367	—	—	(11,892)	1,199,367
Other securities	(1,563)	132,884	—	—	(1,563)	132,884
Total	$(18,989)	$1,593,655	$(1,540)	$36,587	$(20,529)	$1,630,242

2020:
Mortgage-backed securities	$(134)	$46,011	$—	$—	$(134)	$46,011
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	—	—	—	—	—	—
Other securities	(351)	30,441	—	—	(351)	30,441
Total	$(485)	$76,452	$—	$—	$(485)	$76,452

As of December 31, 2021 and 2020, 60 of 180 and 14 of 163, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Banks, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2020 to December 31, 2021 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest. We classify the non-residual vertical risk retention interests as available-for-sale investments. We have the intent and ability to hold each of these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. We expect to receive all contractual cash flows related to these investments and do not consider a credit impairment to exist.

2021 Form 10-K — SLM CORPORATION F-31

4.	Investments (Continued)
As of December 31, 2021, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of December 31, 2021 Year of Maturity (Dollars in thousands)	Amortized Cost	Estimated Fair Value
2022	$850,032	$850,326
2023	162,617	162,003
2024	398,583	394,941
2026	547,712	540,382
2038	74	79
2039	1,029	1,120
2042	3,183	3,175
2043	5,599	5,797
2044	7,620	7,881
2045	6,764	6,968
2046	10,629	10,818
2047	12,611	12,822
2048	2,961	3,025
2049	19,828	20,458
2050	134,707	131,063
2051	178,250	174,853
2053	141,251	140,260
2054	52,118	51,985
Total	$2,535,568	$2,517,956

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $888 million and $815 million par value of securities pledged to this borrowing facility at December 31, 2021 and 2020, respectively, as discussed further in Note 11, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. In the second quarter of 2021, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent equity raise to adjust the valuation of our previous investments, and, as a result, recorded a gain of $35 million on our earlier equity securities investments. In the third quarter of 2019, we also funded an additional investment and, as a result, recorded a gain of $8 million on our earlier equity securities investments. These gains were recorded in “other income” in the consolidated statements of income in 2021 and 2019. At December 31, 2021 and December 31, 2020, our total investment in the securities of this issuer was $69 million and $26 million, respectively.

F-32 SLM CORPORATION — 2021 Form 10-K

4.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low income housing. We recognized $7 million, $6 million, and $6 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2021, 2020, and 2019, respectively. The amount of amortization of such investments reported in income tax expense was $6 million, $5 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Total carrying value of the LIHTC investments was $68 million at December 31, 2021 and $54 million at December 31, 2020. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $30 million at December 31, 2021 and $19 million at December 31, 2020.

5. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, and Credit Cards. We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We sold our entire Personal Loan portfolio in the third quarter of 2020.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of December 31, 2021 and 2020, 52.1 percent and 55 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the third quarter of 2020, we sold our entire Personal Loan portfolio, including $697 million of principal and $7 million in accrued interest, which resulted in a $43 million reduction to our provision for credit losses in that period.
In 2020, we recognized $238 million gains from the sale of approximately $3.1 billion of our Private Education Loans, including $2.9 billion of principal and $199 million in capitalized interest, to unaffiliated third-parties. In 2021, we recognized $548 million gains from the sale of approximately $4.24 billion of our Private Education Loans, including $3.98 billion of principal and $264 million in capitalized interest, to unaffiliated third-parties. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings - Unconsolidated VIEs.”

2021 Form 10-K — SLM CORPORATION F-33

5.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

As of December 31, (dollars in thousands)	2021	2020
Private Education Loans:
Fixed-rate	$9,920,547	$8,950,216
Variable-rate	10,796,316	10,779,121
Total Private Education Loans, gross	20,716,863	19,729,337
Deferred origination costs and unamortized premium/ (discount)	67,488	63,475
Allowance for credit losses	(1,158,977)	(1,355,844)
Total Private Education Loans, net	19,625,374	18,436,968

FFELP Loans	695,216	737,593
Deferred origination costs and unamortized premium/ (discount)	1,815	1,993
Allowance for credit losses	(4,077)	(4,378)
Total FFELP Loans, net	692,954	735,208

Credit Cards (fixed-rate)	25,014	12,238
Deferred origination costs and unamortized premium/ (discount)	222	230
Allowance for credit losses	(2,281)	(1,501)
Total Credit Cards, net	22,955	10,967
Loans held for investment, net	$20,341,283	$19,183,143

The estimated weighted average life of education loans in our portfolio was approximately 4.7 years and 5.4 years at December 31, 2021 and 2020, respectively.
F-34 SLM CORPORATION — 2021 Form 10-K

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	2021		2020		2019
Years ended December 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,968,061	8.25%	$22,426,216	8.42%	$22,225,473	9.32%
FFELP Loans	718,186	3.43	757,953	3.76	814,198	4.79
Personal Loans	—	—	582,552	12.43	1,141,503	12.09
Credit Cards	14,982	4.67	9,390	(6.04)	—	—
Total portfolio	$21,701,229		$23,776,111		$24,181,174

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
Forbearance may also be granted through our collections centers to customers who are delinquent in their payments. If specific payment requirements are met, the forbearance can cure the delinquency and the customer is returned to a current repayment status. Forbearance as a collection tool is used most effectively when applying historical experience and our judgment to a customer’s unique situation. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at assisting customers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans. In most instances, we require one payment, as an indication of a customer’s willingness and ability to repay, before granting forbearance to delinquent borrowers.
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
2021 Form 10-K — SLM CORPORATION F-35

5.	Loans Held for Investment (Continued)

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
We commenced testing in October 2019 for some of the previously announced planned changes on a very small percentage of our total portfolio and in March 2020 we began to expand the number of borrowers who would be subject to the new credit administration practices. However, due to the COVID-19 pandemic, in April 2020 we postponed our efforts so that we could be more flexible in dealing with our customers’ financial hardship. In October 2020, we re-initiated a multi-phased deployment of certain previously announced credit administration practices changes. In October 2021, we announced additional planned changes to our credit administration practices, which we implemented in December 2021.
Currently, we generally grant forbearance in increments of one to two months at a time, for up to 12 months over the life of the loan, although disaster forbearance and certain assistance we grant to borrowers who are still in school do not apply toward the 12-month limit. We also currently require 12 months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance does not apply, however, to forbearances granted during the first six months following a borrower’s grace period and is not required for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also now count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
We also offer rate and term modifications to customers experiencing more severe hardship. Currently, we temporarily reduce the contractual interest rate on a loan to 4 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. The combination of the rate reduction and maturity extension helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. We currently limit the granting of a permanent extension of the final maturity date of the loan under our loan modification program to one time over the life of the loan. We also currently permit two consecutive rate reductions to 4.0 percent so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We currently require 12 months of positive payment performance after the interest rate adjusts upward to its previous rate (at the end of the rate reduction periods) before the borrower may be eligible for a forbearance or certain other repayment alternatives, however. We also now limit the number of interest rate reductions to twice over the life of the loan. At December 31, 2021 and December 31, 2020, 7.2 percent and 7.8 percent, respectively, of our loans then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
F-36 SLM CORPORATION — 2021 Form 10-K

5.	Loans Held for Investment (Continued)
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, absent the effect of any mitigating measures, we expect that the credit administration practices described above, including the changes we implemented in December 2021, will accelerate periodic defaults and could increase periodic defaults in our Private Education Loan held for investment portfolio by approximately 10.1 percent to 16.6 percent. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., Graduated Repayment Period program (“GRP”) and rate modifications), and the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies.
The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at December 31, 2021, our loan loss reserves were significantly impacted because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. We expect to learn more about how our borrowers are reacting to these changes to our credit administration practices and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2021 and 2020, we had $80 million and $81 million, respectively, of Private Education Loans held for investment and $34 million and $36 million, respectively, of FFELP Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2021 and 2020, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP Loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2021 and 2020, we had $2.9 billion and $3.3 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 11, “Borrowings.” We did not have any FFELP consolidation loans pledged at December 31, 2021 or 2020.
Loans Held for Investment by Region
At December 31, 2021 and 2020, 38.4 percent and 38.8 percent, respectively, of total education loans were concentrated in the following states:

As of December 31,	2021	2020
New York	9.4%	9.7%
California	9.6	9.6
Pennsylvania	7.8	8.0
New Jersey	6.0	6.2
Texas	5.6	5.3
	38.4%	38.8%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

2021 Form 10-K — SLM CORPORATION F-37

6. Loans Held for Sale
We had no loans held for sale at December 31, 2021 and $2.9 billion loans held for sale at December 31, 2020. At December 31, 2020, we reversed $206 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred from held for investment to held-for-sale. For additional information on loan sales, see Note 5, “Loans Held for Investment,” and Note 11, “Borrowings — Unconsolidated VIEs.”

7. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses - 2021 and 2020, — Allowance for Private Education Loan Losses - 2021 and 2020, — Allowance for FFELP Loan Losses - 2021 and 2020, — Allowance for Credit Card Loans - 2021 and 2020, — Allowance for Credit Losses - 2019, — Allowance for Private Education Loan Losses - 2019, — Allowance for FFELP Loan Losses - 2019, and — Allowance for Credit Card Loans - 2019” for a more detailed discussion.

F-38 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

Year Ended December 31, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	301,655	—	301,655
Provisions:
Provision for current period	20	(233,852)	1,124	(232,708)
Loan sale reduction to provision	—	(66,460)	—	(66,460)
Loans transferred to held-for-sale	—	1,887	—	1,887
Total provisions(2)	20	(298,425)	1,124	(297,281)
Net charge-offs:
Charge-offs	(321)	(229,591)	(356)	(230,268)
Recoveries	—	29,494	12	29,506
Net charge-offs	(321)	(200,097)	(344)	(200,762)
Ending Balance	$4,077	$1,158,977	$2,281	$1,165,335
Allowance:
Ending balance: individually evaluated for impairment	$—	$47,712	$—	$47,712
Ending balance: collectively evaluated for impairment	$4,077	$1,111,265	$2,281	$1,117,623
Loans:
Ending balance: individually evaluated for impairment	$—	$1,057,665	$—	$1,057,665
Ending balance: collectively evaluated for impairment	$695,216	$19,659,198	$25,014	$20,379,428
Net charge-offs as a percentage of average loans in repayment(3)	0.06%	1.33%	2.24%
Allowance as a percentage of the ending total loan balance	0.59%	5.59%	9.12%
Allowance as a percentage of the ending loans in repayment(3)	0.74%	7.47%	9.12%
Allowance coverage of net charge-offs	12.70	5.79	6.63
Ending total loans, gross	$695,216	$20,716,863	$25,014
Average loans in repayment(3)	$545,689	$15,019,869	$15,343
Ending loans in repayment(3)	$553,980	$15,511,212	$25,014
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, 2021 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(298,425)
Provisions for unfunded loan commitments	264,324
Total Private Education Loan provisions for credit losses	(34,101)

Other impacts to the provisions for credit losses:
FFELP Loans	20
Credit Cards	1,124
Total	1,144
Provisions for credit losses reported in consolidated statements of income	$(32,957)
(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

2021 Form 10-K — SLM CORPORATION F-39

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2020 (dollars in thousands)	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	320,808	—	—	320,808
Provisions:
Provision for current period	412	148,673	40,485	1,328	190,898
Loan sale reduction to provision	—	(161,793)	(42,916)	—	(204,709)
Loans transferred to held-for-sale	—	(205,669)	—	—	(205,669)
Total provisions(2)	412	(218,789)	(2,431)	1,328	(219,480)
Net charge-offs:
Charge-offs	(519)	(205,326)	(39,079)	(119)	(245,043)
Recoveries	—	24,021	4,984	2	29,007
Net charge-offs	(519)	(181,305)	(34,095)	(117)	(216,036)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,378	$1,355,844	$—	$1,501	$1,361,723
Allowance:
Ending balance: individually evaluated for impairment	$—	$104,265	$—	$—	$104,265
Ending balance: collectively evaluated for impairment	$4,378	$1,251,579	$—	$1,501	$1,257,458
Loans:
Ending balance: individually evaluated for impairment	$—	$1,274,590	$—	$—	$1,274,590
Ending balance: collectively evaluated for impairment	$737,593	$18,454,747	$—	$12,238	$19,204,578
Net charge-offs as a percentage of average loans in repayment(3)	0.09%	1.17%	—%	1.26%
Allowance as a percentage of the ending total loan balance	0.59%	6.87%	—%	12.27%
Allowance as a percentage of the ending loans in repayment(3)	0.76%	9.48%	—%	12.27%
Allowance coverage of net charge-offs	8.44	7.48	—	12.83
Ending total loans, gross	$737,593	$19,729,337	$—	$12,238
Average loans in repayment(3)	$549,584	$15,518,851	$—	$9,286
Ending loans in repayment(3)	$573,361	$14,304,821	$—	$12,238
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

F-40 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, 2020 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(218,789)
Provisions for unfunded loan commitments	312,613
Total Private Education Loan provisions for credit losses	93,824

Other impacts to the provisions for credit losses:
Personal Loans	(2,431)
FFELP Loans	412
Credit Cards	1,328
Total	(691)
Provisions for credit losses reported in consolidated statements of income	$93,133

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

2021 Form 10-K — SLM CORPORATION F-41

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2019 (dollars in thousands)	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$977	$277,943	$62,201	$—	$341,121
Total provision	1,478	279,570	72,783	103	353,934
Net charge-offs:
Charge-offs	(822)	(208,978)	(74,313)	(1)	(284,114)
Recoveries	—	25,765	5,206	—	30,971
Net charge-offs	(822)	(183,213)	(69,107)	(1)	(253,143)
Ending Balance	$1,633	$374,300	$65,877	$102	$441,912
Allowance:
Ending balance: individually evaluated for impairment	$—	$186,697	$—	$—	$186,697
Ending balance: collectively evaluated for impairment	$1,633	$187,603	$65,877	$102	$255,215
Loans:
Ending balance: individually evaluated for impairment	$—	$1,581,966	$—	$—	$1,581,966
Ending balance: collectively evaluated for impairment	$783,306	$21,607,625	$1,049,007	$3,884	$23,443,822
Net charge-offs as a percentage of average loans in repayment(1)	0.13%	1.17%	6.07%	0.13%
Allowance as a percentage of the ending total loan balance	0.21%	1.61%	6.28%	2.63%
Allowance as a percentage of the ending loans in repayment(1)	0.26%	2.23%	6.28%	2.63%
Allowance coverage of net charge-offs	1.99	2.04	0.95	102.00
Ending total loans, gross	$783,306	$23,189,591	$1,049,007	$3,884
Average loans in repayment(1)	$631,029	$15,605,927	$1,138,887	$786
Ending loans in repayment(1)	$617,646	$16,787,670	$1,049,007	$3,884

(1)Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.
F-42 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At January 1, 2020 (the initial adoption date of CECL), December 31, 2020, and December 31, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
For the year ended December 31, 2021, we had negative total provisions for credit losses of $33 million. This decrease of $126 million in 2021 compared with the year-ago period was primarily the result of improving economic forecasts in 2021 and faster prepayment speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. In the fourth quarter of 2021, we increased our long-term estimate of prepayment speeds to reflect higher long-term prepayment experience. Partially offsetting these benefits were additional provisions to reflect the adoption of our credit administration practices changes and other management overlays.
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
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate. At December 31, 2021 and 2020, 7.2 percent and 7.8 percent, respectively, of our Private Education Loans held for investment then currently in full principal and interest repayment status were subject to interest rate reductions made under our rate modification program.
Once a loan qualifies for TDR status, it remains a TDR for allowance purposes for the remainder of its life. As of both December 31, 2021 and 2020, approximately 47 percent of TDRs were classified as such due to their forbearance status. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses” for a more detailed discussion.
Within the Private Education Loan portfolio, loans 90 days or greater past due are nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
At December 31, 2021 and 2020, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance, and related allowance for our TDR loans.

Years Ended December 31, (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Allowance

2021:
TDR Loans	$1,093,387	$1,057,665	$47,712

2020
TDR Loans	$1,312,805	$1,274,590	$104,265

2021 Form 10-K — SLM CORPORATION F-43

7.	Allowance for Credit Losses (Continued)

    The following table provides the average recorded investment and interest income recognized for our TDR loans.

Years Ended December 31, (dollars in thousands)	2021		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$1,220,739	$84,822	$1,546,908	$100,125	$1,434,137	$95,507

The following table provides information regarding the loan status and aging of TDR loans. For the periods presented below, we updated our delinquency bucket periods from what we reported in our 2020 Form 10-K to conform with the delinquency bucket periods defined by the Federal Financial Institutions Examination Council (“FFIEC”).

	2021		2020
As of December 31, (dollars in thousands)	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$80,281		$88,750
TDR loans in forbearance(2)	41,464		76,704
TDR loans in repayment(3) and percentage of each status:
Loans current	832,018	88.9%	971,880	87.7%
Loans delinquent 30-59 days(4)	48,766	5.2	59,249	5.3
Loans delinquent 60-89 days(4)	30,575	3.3	43,576	3.9
Loans 90 days or greater past due(4)	24,561	2.6	34,431	3.1
Total TDR loans in repayment(3)	935,920	100.0%	1,109,136	100.0%
Total TDR loans, gross	$1,057,665		$1,274,590

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

F-44 SLM CORPORATION — 2021 Form 10-K

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

Years Ended December 31, (dollars in thousands)	2021			2020			2019
	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default	Modified Loans(1)	Charge-offs	Payment-Default

TDR Loans	$7,410	$64,682	$9,626	$207,001	$71,267	$75,153	$515,398	$74,137	$111,810

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
2021 Form 10-K — SLM CORPORATION F-45

7.	Allowance for Credit Losses (Continued)

As of December 31, 2021 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,263,892	$3,604,553	$2,778,262	$2,025,463	$1,765,719	$4,753,775	$18,191,664	88%
Without cosigner	558,469	561,730	438,263	294,597	212,514	459,626	2,525,199	12
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO at Origination(2):
Less than 670	$248,368	$238,005	$251,157	$193,123	$166,048	$428,416	$1,525,117	7%
670-699	508,264	564,497	493,237	363,313	329,807	884,981	3,144,099	15
700-749	1,210,833	1,348,269	1,057,001	770,452	660,270	1,753,709	6,800,534	33
Greater than or equal to 750	1,854,896	2,015,512	1,415,130	993,172	822,108	2,146,295	9,247,113	45
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO Refreshed(2)(3):
Less than 670	$326,613	$279,578	$273,652	$235,684	$233,022	$739,268	$2,087,817	10%
670-699	506,021	475,674	365,133	256,400	209,536	570,605	2,383,369	12
700-749	1,209,493	1,285,015	978,763	682,024	568,766	1,448,692	6,172,753	30
Greater than or equal to 750	1,780,234	2,126,016	1,598,977	1,145,952	966,909	2,454,836	10,072,924	48
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

Seasoning(4):
1-12 payments	$2,265,811	$594,850	$515,328	$385,246	$340,242	$501,269	$4,602,746	22%
13-24 payments	—	2,287,737	362,674	203,674	211,064	479,540	3,544,689	17
25-36 payments	—	173	1,565,203	312,049	164,575	482,369	2,524,369	12
37-48 payments	—	—	—	983,434	295,206	464,563	1,743,203	8
More than 48 payments	—	—	—	—	671,138	2,726,304	3,397,442	16
Not yet in repayment	1,556,550	1,283,523	773,320	435,657	296,008	559,356	4,904,414	25
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

2021 Current period(5) gross charge-offs	$(1,183)	$(8,604)	$(23,866)	$(32,741)	$(37,186)	$(126,011)	$(229,591)
2021 Current period(5) recoveries	35	540	2,092	3,693	4,450	18,684	29,494
2021 Current period(5) net charge-offs	$(1,148)	$(8,064)	$(21,774)	$(29,048)	$(32,736)	$(107,327)	$(200,097)

Total accrued interest by origination vintage	$109,233	$247,418	$270,242	$198,816	$131,685	$229,729	$1,187,123
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2021.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2021 through December 31, 2021.

F-46 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)

As of December 31, 2020 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)	2015 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$2,915,328	$3,467,219	$2,556,400	$2,262,635	$1,977,952	$4,198,748	$17,378,282	88%
Without cosigner	527,437	559,629	384,111	277,159	211,270	391,449	2,351,055	12
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO at Origination(2):
Less than 670	$195,214	$290,711	$225,276	$197,948	$162,413	$369,609	$1,441,171	7%
670-699	464,785	594,950	441,357	407,394	351,303	771,477	3,031,266	16
700-749	1,111,373	1,310,390	967,802	846,983	740,028	1,533,517	6,510,093	33
Greater than or equal to 750	1,671,393	1,830,797	1,306,076	1,087,469	935,478	1,915,594	8,746,807	44
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

FICO Refreshed(2)(3):
Less than 670	$240,154	$331,229	$301,784	$298,195	$293,077	$734,599	$2,199,038	11%
670-699	438,665	493,135	336,966	283,906	231,759	504,779	2,289,210	12
700-749	1,102,666	1,248,806	871,677	734,222	603,160	1,220,468	5,780,999	29
Greater than or equal to 750	1,661,280	1,953,678	1,430,084	1,223,471	1,061,226	2,130,351	9,460,090	48
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

Seasoning(4):
1-12 payments	$2,068,517	$600,038	$469,143	$472,258	$381,197	$507,343	$4,498,496	23%
13-24 payments	163	2,096,635	383,977	223,332	217,379	425,345	3,346,831	17
25-36 payments	—	—	1,353,567	370,250	181,940	439,337	2,345,094	12
37-48 payments	—	—	—	965,476	351,433	402,552	1,719,461	9
More than 48 payments	—	—	—	—	729,510	2,310,905	3,040,415	15
Not yet in repayment	1,374,085	1,330,175	733,824	508,478	327,763	504,715	4,779,040	24
Total	$3,442,765	$4,026,848	$2,940,511	$2,539,794	$2,189,222	$4,590,197	$19,729,337	100%

2020 Current period(5) gross charge-offs	$(1,087)	$(10,940)	$(27,000)	$(35,851)	$(36,416)	$(94,032)	$(205,326)
2020 Current period(5) recoveries	42	636	2,274	3,585	4,284	13,200	24,021
2020 Current period(5) net charge-offs	$(1,045)	$(10,304)	$(24,726)	$(32,266)	$(32,132)	$(80,832)	$(181,305)

Total accrued interest by origination vintage	$90,438	$265,688	$252,251	$209,178	$141,094	$210,247	$1,168,896
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2020.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2020 through December 31, 2020.

2021 Form 10-K — SLM CORPORATION F-47

7.	Allowance for Credit Losses (Continued)
Delinquencies - Private Education Loans Held for Investment

The following tables provide information regarding the loan status of our Private Education Loans held for investment, by year of origination. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans while they are in forbearance). For the periods presented below, we updated our delinquency bucket periods from what we reported in our 2020 Form 10-K to conform with the delinquency bucket periods defined by the FFIEC.

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2021 (dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Total

Loans in-school/grace/deferment(1)	$1,556,550	$1,283,523	$773,320	$435,657	$296,008	$559,356	$4,904,414
Loans in forbearance(2)	11,951	55,844	52,364	43,613	41,355	96,110	301,237
Loans in repayment:
Loans current	2,234,876	2,786,646	2,321,728	1,772,651	1,570,815	4,319,057	15,005,773
Loans delinquent 30-59 days(3)	15,148	29,146	46,616	43,197	41,695	132,757	308,559
Loans delinquent 60-89 days(3)	3,194	7,441	14,044	14,310	16,425	61,533	116,947
Loans 90 days or greater past due(3)	642	3,683	8,453	10,632	11,935	44,588	79,933
Total Private Education Loans in repayment	2,253,860	2,826,916	2,390,841	1,840,790	1,640,870	4,557,935	15,511,212
Total Private Education Loans, gross	3,822,361	4,166,283	3,216,525	2,320,060	1,978,233	5,213,401	20,716,863
Private Education Loans deferred origination costs and unamortized premium/(discount)	22,169	16,067	9,575	5,918	4,588	9,171	67,488
Total Private Education Loans	3,844,530	4,182,350	3,226,100	2,325,978	1,982,821	5,222,572	20,784,351
Private Education Loans allowance for losses	(248,102)	(239,507)	(195,223)	(129,678)	(99,982)	(246,485)	(1,158,977)
Private Education Loans, net	$3,596,428	$3,942,843	$3,030,877	$2,196,300	$1,882,839	$4,976,087	$19,625,374

Percentage of Private Education Loans in repayment	59.0%	67.9%	74.3%	79.3%	82.9%	87.4%	74.9%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.8%	1.4%	2.9%	3.7%	4.3%	5.2%	3.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.5%	1.9%	2.1%	2.3%	2.5%	2.1%	1.9%

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
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.
F-48 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2020 (dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Total

Loans in-school/grace/deferment(1)(2)	$1,374,085	$1,330,175	$733,824	$508,478	$327,763	$504,715	$4,779,040
Loans in forbearance(1)(3)	16,159	92,677	110,319	118,946	109,073	198,302	645,476
Loans in repayment(1):
Loans current	2,043,033	2,573,228	2,045,012	1,850,539	1,685,572	3,701,564	13,898,948
Loans delinquent 30-59 days(4)	6,400	16,983	26,934	30,771	33,040	91,400	205,528
Loans delinquent 60-89 days(4)	2,628	9,143	15,026	18,121	19,064	55,661	119,643
Loans 90 days or greater past due(4)	460	4,642	9,396	12,939	14,710	38,555	80,702
Total Private Education Loans in repayment	2,052,521	2,603,996	2,096,368	1,912,370	1,752,386	3,887,180	14,304,821
Total Private Education Loans, gross	3,442,765	4,026,848	2,940,511	2,539,794	2,189,222	4,590,197	19,729,337
Private Education Loans deferred origination costs and unamortized premium/(discount)	21,129	13,933	8,671	6,708	5,721	7,313	63,475
Total Private Education Loans	3,463,894	4,040,781	2,949,182	2,546,502	2,194,943	4,597,510	19,792,812
Private Education Loans allowance for losses	(210,875)	(298,776)	(218,136)	(184,265)	(150,150)	(293,642)	(1,355,844)
Private Education Loans, net	$3,253,019	$3,742,005	$2,731,046	$2,362,237	$2,044,793	$4,303,868	$18,436,968

Percentage of Private Education Loans in repayment	59.6%	64.7%	71.3%	75.3%	80.0%	84.7%	72.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	1.2%	2.4%	3.2%	3.8%	4.8%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.8%	3.4%	5.0%	5.9%	5.9%	4.9%	4.3%
(1)For some students, going back to school in the fall of 2020 was not an option because of the pandemic, or for other reasons. Therefore, some students took a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we provided an extension of time through fall 2021 to re-enroll, before beginning their grace period that occurs prior to entering full principal and interest repayment status. At December 31, 2020, the loans in the “in-school/grace/deferment” category above include $401 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in forbearance” category above include $30 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received such extension of time from us to re-enroll before beginning their grace period. At December 31, 2020, the loans in the “in repayment” category above include $609 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received such extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021.
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
(4)The period of delinquency is based on the number of days scheduled payments are contractually past due.
2021 Form 10-K — SLM CORPORATION F-49

7.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2019 (dollars in thousands)	2019	2018	2017	2016	2015	2014 and Prior	Total

Loans in-school/grace/deferment(1)	$1,670,644	$1,580,513	$1,010,764	$635,798	$375,585	$414,101	$5,687,405
Loans in forbearance(2)	21,009	108,509	142,341	146,114	127,799	168,744	714,516
Loans in repayment:
Loans current	2,340,221	3,159,878	2,781,132	2,566,815	2,225,721	3,241,884	16,315,651
Loans delinquent 30-59 days(3)	11,152	26,096	44,382	51,656	54,559	100,206	288,051
Loans delinquent 60-89 days(3)	3,087	9,527	17,048	21,161	24,562	45,917	121,302
Loans 90 days or greater past due(3)	935	3,850	7,818	12,314	12,946	24,803	62,666
Total Private Education Loans in repayment	2,355,395	3,199,351	2,850,380	2,651,946	2,317,788	3,412,810	16,787,670
Total Private Education Loans, gross	4,047,048	4,888,373	4,003,485	3,433,858	2,821,172	3,995,655	23,189,591
Private Education Loans deferred origination costs and unamortized premium/(discount)	23,661	17,699	13,843	12,304	8,564	5,153	81,224
Total Private Education Loans	4,070,709	4,906,072	4,017,328	3,446,162	2,829,736	4,000,808	23,270,815
Private Education Loans allowance for losses	(3,013)	(19,105)	(44,858)	(71,598)	(80,974)	(154,752)	(374,300)
Private Education Loans, net	$4,067,696	$4,886,967	$3,972,470	$3,374,564	$2,748,762	$3,846,056	$22,896,515

Percentage of Private Education Loans in repayment	58.2%	65.4%	71.2%	77.2%	82.2%	85.4%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	2.4%	3.2%	4.0%	5.0%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.3%	4.8%	5.2%	5.2%	4.7%	4.1%
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

F-50 SLM CORPORATION — 2021 Form 10-K

7.	Allowance for Credit Losses (Continued)

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans 90 days and greater past due as compared to our allowance for uncollectible interest on loans making full interest payments. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school. The allowance for this portion of interest is included in our loan loss reserve. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due Private Education Loan portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days and Greater Past Due	Allowance for Uncollectible Interest

December 31, 2021	$1,187,123	$3,635	$4,937
December 31, 2020	$1,168,895	$4,354	$4,467

2021 Form 10-K — SLM CORPORATION F-51

8. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses, — Allowance for Credit Losses - 2021 and 2020, — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” for additional information.
At December 31, 2021, we had $1.8 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

Years ended December 31, (dollars in thousands)	2021		2020		2019
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$110,044	$1,673,018	$2,481	$1,910,603	$2,165	$2,010,744
Day 1 adjustment for the adoption of CECL	—	—	115,758	—	—	—
Balance at January 1	110,044	1,673,018	118,239	1,910,603	2,165	2,010,744
Provision/New commitments - net(1)	232,822	5,512,841	311,659	5,070,175	5,937	5,513,790
Other provision items	31,502	—	954	—	596	—
Transfer - funded loans(2)	(301,655)	(5,408,883)	(320,808)	(5,307,760)	(6,217)	(5,613,931)
Ending Balance	$72,713	$1,776,976	$110,044	$1,673,018	$2,481	$1,910,603
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
F-52 SLM CORPORATION — 2021 Form 10-K

9. Premises and Equipment, net

    The following is a summary of our premises and equipment.

As of December 31, (dollars in thousands)	2021	2020
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	122,300	120,971
Furniture, fixtures, and equipment	29,955	28,272
Software	88,710	76,500
Premises and equipment, gross	253,321	238,099
Accumulated depreciation	(102,805)	(83,429)
Premises and equipment, net	$150,516	$154,670

    Depreciation expense for premises and equipment was $16 million, $15 million, and $15 million for the years ended December 31, 2021, 2020, and 2019, respectively.

10. Deposits

The following table summarizes total deposits at December 31, 2021 and 2020.

As of December 31, (dollars in thousands)	2021	2020
Deposits - interest bearing	$20,826,692	$22,664,899
Deposits - non-interest bearing	1,432	1,140
Total deposits	$20,828,124	$22,666,039

Our total deposits of $20.8 billion were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits at December 31, 2021, compared with total deposits of $22.7 billion, which were comprised of $11.9 billion in brokered deposits and $10.8 billion in retail and other deposits, at December 31, 2020.
Interest bearing deposits as of December 31, 2021 and 2020 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.3 billion of our deposit total as of December 31, 2021, compared with $7.1 billion at December 31, 2020.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $16 million, $19 million, and $18 million in the years ended December 31, 2021, 2020, and 2019, respectively. Fees paid to third-party brokers related to these CDs were $13 million, $5 million, and $28 million during the years ended December 31, 2021, 2020, and 2019, respectively.

2021 Form 10-K — SLM CORPORATION F-53

10.	Deposits (Continued)

Interest bearing deposits at December 31, 2021 and 2020 are summarized as follows:

	2021		2020
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,473,569	0.69%	$10,159,657	0.83%
Savings	959,122	0.43	907,976	0.55
Certificates of deposit	9,394,001	1.20	11,597,266	1.34
Deposits - interest bearing	$20,826,692		$22,664,899
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

Certificates of deposit remaining maturities are summarized as follows:

As of December 31, (dollars in thousands)	2021	2020
One year or less	$4,407,370	$5,728,556
After one year to two years	2,297,955	3,363,022
After two years to three years	1,299,461	1,603,229
After three years to four years	299,737	553,911
After four years to five years	1,042,065	300,346
After five years	47,413	48,202
Total	$9,394,001	$11,597,266

 As of December 31, 2021 and 2020, there were $743 million and $571 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $35 million and $50 million at December 31, 2021 and 2020, respectively.

F-54 SLM CORPORATION — 2021 Form 10-K

11. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2021 and 2020.

As of December 31, (dollars in thousands)	2021			2020
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$986,138	$986,138	$—	$692,879	$692,879
Total unsecured borrowings	—	986,138	986,138	—	692,879	692,879

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,897,996	3,897,996	—	3,261,233	3,261,233
Variable-rate	—	1,046,856	1,046,856	—	1,235,105	1,235,105
Total Private Education Loan term securitizations	—	4,944,852	4,944,852	—	4,496,338	4,496,338
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,944,852	4,944,852	—	4,496,338	4,496,338
Total	$—	$5,930,990	$5,930,990	$—	$5,189,217	$5,189,217

Short-term Borrowings
On July 30, 2021, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 17, 2022. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 17, 2023 (or earlier, if certain material adverse events occur). At December 31, 2021, and December 31, 2020, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The following table summarizes the outstanding short-term borrowings, the weighted average interest rates at the end of the period, and the related average balance and weighted average interest rates during the period. The Secured Borrowing Facility’s contractual maturity is two years from the date of inception or renewal (one-year revolving period plus a one-year amortization period); however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. The 5.125 percent unsecured Senior Notes due April 5, 2022, which we redeemed in the fourth quarter of 2021, were classified as short-term borrowings in April of 2021, and are included in the table below.
2021 Form 10-K — SLM CORPORATION F-55

11.	Borrowings (Continued)

	December 31, 2021		Year Ended December 31, 2021
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Unsecured Debt	$—	—%	$122,396	5.78%
Secured Borrowing Facility	—	—	—	—
Total short-term borrowings	$—	—%	$122,396	5.78%
Maximum outstanding at any month end	$199,651

	December 31, 2020		Year Ended December 31, 2020
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate(1)
Short-term borrowings:
Secured Borrowing Facility	$—	—%	$45,820	24.99%
Maximum outstanding at any month end	$289,230

(1)The interest for the non-use fees is calculated based on the Secured Borrowing Facility’s maximum borrowing limit, which was $2 billion in both 2021 and 2020.

Long-term Borrowings
Unsecured Debt
On November 15, 2021, we redeemed our $200 million, 5.125 percent Senior Notes due April 5, 2022. The Senior Notes were redeemed at 101.39 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $3 million loss on the transaction.
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2021, the outstanding balance was $495 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2021, the outstanding balance was $491 million.
Secured Financings
2021 Transactions
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2021, $496 million of our Private Education Loans, including $467 million of principal and $29 million in capitalized interest, were encumbered because of this transaction.
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2021, $515 million of our Private Education Loans, including $485 million of principal and $30 million in capitalized interest, were encumbered because of this transaction.
On November 9, 2021, we executed our $534 million SMB Private Education Loan Trust 2021-E term ABS transaction, which was accounted for as a secured financing. We sold $534 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $532 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.15 years and priced at a weighted average
F-56 SLM CORPORATION — 2021 Form 10-K

11.	Borrowings (Continued)

LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2021, $533 million of our Private Education Loans, including $502 million of principal and $31 million in capitalized interest, were encumbered because of this transaction.
2020 Transactions
On February 12, 2020, we executed our $636 million SMB Private Education Loan Trust 2020-A term ABS transaction, which was accounted for as a secured financing. We sold $636 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $634 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.18 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.88 percent. At December 31, 2021, $496 million of our Private Education Loans, including $469 million of principal and $27 million in capitalized interest, were encumbered because of this transaction.
On August 12, 2020, we executed our $707 million SMB Private Education Loan Trust 2020-B term ABS transaction, which was accounted for as a secured financing. We sold $707 million of notes to third-parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $705 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.14 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 1.30 percent. At December 31, 2021, $615 million of our Private Education Loans, including $581 million of principal and $34 million in capitalized interest, were encumbered because of this transaction.
Pre-2020 Transactions
Prior to 2020, we executed a total of $6.9 billion in ABS transactions that were accounted for as secured financings. At December 31, 2021, $3.6 billion of our Private Education Loans, including $3.5 billion of principal and $141 million in capitalized interest, were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2025 to 2053.

	December 31, 2021		Year Ended December 31, 2021	December 31, 2020		Year Ended December 31, 2020
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating-rate borrowings	$1,046,857	1.05%	$1,073,042	$1,235,105	1.09%	$1,432,446
Fixed-rate borrowings	4,884,133	2.65	4,094,640	3,954,112	3.08	3,316,425
Total long-term borrowings	$5,930,990	2.37%	$5,167,682	$5,189,217	2.60%	$4,748,871

2021 Form 10-K — SLM CORPORATION F-57

11.	Borrowings (Continued)

As of December 31, 2021, the stated maturity and maturity to call date of our brokered deposits and borrowings are summarized below.

As of December 31, 2021 (dollars in thousands)	Stated Maturity(1)				Maturity to Call Date
	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total	Brokered Deposits	Unsecured Debt	Secured Borrowings	Total
Year of Maturity
2022	$2,918,335	$—	$718,153	$3,636,488	$2,918,335	$—	$718,153	$3,636,488
2023	2,033,829	—	698,078	2,731,907	2,033,829	—	698,078	2,731,907
2024	1,236,522	—	687,600	1,924,122	1,236,522	—	687,600	1,924,122
2025	270,174	500,000	648,315	1,418,489	270,174	500,000	648,315	1,418,489
2026	1,033,313	500,000	618,380	2,151,693	1,033,313	500,000	618,380	2,151,693
2027 and after	47,401	—	1,750,502	1,797,903	47,401	—	1,750,502	1,797,903
	7,539,574	1,000,000	5,121,028	13,660,602	7,539,574	1,000,000	5,121,028	13,660,602
Hedge accounting adjustments	33,426	—	—	33,426	33,426	—	—	33,426
Total	$7,573,000	$1,000,000	$5,121,028	$13,694,028	$7,573,000	$1,000,000	$5,121,028	$13,694,028
(1)We view our securitization trust debt as long-term based on the contractual maturity dates and projected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2022 include $718 million related to the securitization trust debt.

F-58 SLM CORPORATION — 2021 Form 10-K

11.	Borrowings (Continued)

Secured Financings
The following summarizes our secured financings issued in 2020 and 2021:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2020-A	February 2020	$636,000	1-month LIBOR plus 0.88%	4.18
2020-B	August 2020	707,000	1-month LIBOR plus 1.30%	4.14
Total notes issued in 2020		$1,343,000
Total loan and accrued interest amount securitized at inception in 2020(2)		$1,463,230

2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
2021-E	November 2021	534,000	1-month LIBOR plus 0.69%	4.15
Total notes issued in 2021		$1,592,000

Total loan and accrued interest amount securitized at inception in 2021		$1,656,263
(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At December 31, 2021, $1.11 billion of our Private Education Loans, including $1.05 billion of principal and $62 million in capitalized interest, were encumbered related to the 2020 transactions.
2021 Form 10-K — SLM CORPORATION F-59

11.	Borrowings (Continued)

Consolidated Funding Vehicles

    We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of December 31, 2021 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$357,982	$6,597,757
Secured Borrowing Facility	—	—	—	—	—	867	867
Total	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$358,849	$6,598,624

As of December 31, 2020 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$356,967	$6,172,507
Secured Borrowing Facility	—	—	—	—	—	436	436
Total	$—	$4,496,338	$4,496,338	$5,661,123	$154,417	$357,403	$6,172,943
(1) Other assets primarily represent accrued interest receivable.

F-60 SLM CORPORATION — 2021 Form 10-K

11.	Borrowings (Continued)

Unconsolidated VIEs
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third-parties in the first quarter of 2020 and the first six months of 2021. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts in order to meet risk retention requirements. We were not required to consolidate these entities because while as servicer we may have a significant impact on economic performance, the risk of absorbing losses that could be significant is low.
2021-A Transaction
On February 9, 2021, we closed an SMB Private Education Loan Trust 2021-A term ABS transaction (the “2021-A Transaction”), in which the unaffiliated third-party sold to the trust approximately $2.5 billion of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $130 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-A Transaction and we recorded an $18 million gain on sale associated with this transaction. In connection with the 2021-A Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
2021-C Transaction
On May 27, 2021, we closed an SMB Private Education Loan Trust 2021-C term ABS transaction (the “2021-C Transaction”), in which the unaffiliated third-party sold to the trust approximately $505 million of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-C Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $27 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-C Transaction and we recorded an $4 million gain on sale associated with this transaction. In connection with the 2021-C Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-C Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	2021			2020
As of December 31, (dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$192,245	$37,465	$229,710	$68,908	$16,923	$85,831
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

2021 Form 10-K — SLM CORPORATION F-61

11.	Borrowings (Continued)

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2021. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2021 and 2020.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2021 and December 31, 2020, the value of our pledged collateral at the FRB totaled $3.3 billion and $3.8 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2021 and 2020.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2021, $5.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.4 percent and 5.6 percent, respectively, of our total notional derivative contracts of $5.5 billion at December 31, 2021.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2021 was $(72) million and $8 million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2021 and 2020, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $9 million and $43 million, respectively.
F-62 SLM CORPORATION — 2021 Form 10-K

12.	Derivative Financial Instruments (Continued)
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $13 million will be reclassified as an increase to interest expense.
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
2021 Form 10-K — SLM CORPORATION F-63

12.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2021 and 2020, and their impact on earnings and other comprehensive income for the years ended December 31, 2021, 2020, and 2019.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
As of December 31, (dollars in thousands)		2021	2020	2021	2020	2021	2020	2021	2020
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$—	$594	$5	$135	$5	$729
Other	Other	—	—	—	—	1,317	—	1,317	—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(231)	(287)	(21)	—	—	—	(252)	(287)
Total net derivatives		$(231)	$(287)	$(21)	$594	$1,322	$135	$1,070	$442

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

(2)The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

As of December 31, (dollars in thousands)	Other Assets		Other Liabilities
	2021	2020	2021	2020
Gross position(1)	$1,322	$729	$(252)	$(287)
Impact of master netting agreement	(5)	(176)	5	176
Derivative values with impact of master netting agreements (as carried on balance sheet)	1,317	553	(247)	(111)
Cash collateral pledged(2)	9,655	42,874	—	—
Net position	$10,972	$43,427	$(247)	$(111)
    __________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
As of December 31, (dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020

Interest rate swaps	$1,438,144	$1,018,976	$3,915,999	$4,845,543	$181,953	$2,693,364	$5,536,096	$8,557,883
Other	—	—	—	—	1,053,760	—	1,053,760	—
Net total notional	$1,438,144	$1,018,976	$3,915,999	$4,845,543	$1,235,713	$2,693,364	$6,589,856	$8,557,883

F-64 SLM CORPORATION — 2021 Form 10-K

12.	Derivative Financial Instruments (Continued)

As of December 31, 2021 and 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

As of December 31, (dollars in thousands) Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	2021	2020	2021	2020

Deposits	$(3,963,268)	$(4,992,867)	$(50,784)	$(154,235)

Impact of Derivatives on the Consolidated Statements of Income

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$85,850	$71,668	$(8,806)
Hedged items recorded in interest expense	103,450	(91,087)	(77,350)
Derivatives recorded in interest expense	(103,431)	91,419	77,177
Total	$85,869	$72,000	$(8,979)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(20,852)	$(16,000)	$2,299
Total	$(20,852)	$(16,000)	$2,299

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(23,216)	$10,164	$19,469
Total	(23,216)	10,164	19,469
Total	$41,801	$66,164	$12,789

2021 Form 10-K — SLM CORPORATION F-65

12.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

Years Ended December 31, (dollars in thousands)	2021	2020	2019
Amount of gain (loss) recognized in other comprehensive income (loss)	$27,259	$(52,511)	$(36,115)
Less: Amount of gain (loss) reclassified in interest expense	(20,852)	(16,000)	2,299
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$48,111	$(36,511)	$(38,414)

Cash Collateral
As of December 31, 2021, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at December 31, 2021 and 2020, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $10 million and $43 million at December 31, 2021 and 2020, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.
13. Stockholders’ Equity
Preferred Stock
At December 31, 2021, we had 2.5 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets is made to holders of our common stock.
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2021, 279 million shares were issued and outstanding and 41 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Common Stock Dividends
In the year ended December 31, 2021, we paid a total common stock dividend of $0.20 per common share. In both years ended December 31, 2020 and 2019, we paid a total common stock dividend of $0.12 per common share, respectively. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
We are dependent on funds obtained from the Bank to fund dividend payments. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations, and rules may hinder our ability to access funds that we may need to make payments in respect of our stock or to satisfy our other responsibilities. The FDIC has the authority to prohibit or limit the payment of dividends by the Bank and SLM Corporation.
F-66 SLM CORPORATION — 2021 Form 10-K

13.	Stockholders’ Equity (Continued)
Share Repurchases
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
On January 22, 2020, we announced another share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expires on January 21, 2022, and permits us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
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
On January 27, 2021, we announced another share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On October 20 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expires on January 26, 2023. This is in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) There was $38 million of capacity remaining under the 2021 Share Repurchase Program at December 31, 2021.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
So long as there is unexpired capacity under a given repurchase program, repurchases under the programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2021 Share Repurchase Program and the 2022 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the programs or at all.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the year ended December 31, 2021, we repurchased 57 million shares of our common stock at a total cost of $1.1 billion under Rule 10b5-1 trading plans authorized under our share repurchase programs.

2021 Form 10-K — SLM CORPORATION F-67

13.	Stockholders’ Equity (Continued)

The following table summarizes our common share repurchases and issuances associated with these programs.

Years Ended December 31, (shares and per share amounts in actuals)	2021	2020	2019
Common stock repurchased under repurchase programs(1)(2)(3)	98,748,905	47,736,847	16,962,199
Average purchase price per share(4)	$17.37	$9.66	$9.86
Shares repurchased related to employee stock-based compensation plans(5)	1,368,942	1,197,843	1,369,630
Average purchase price per share	$14.70	$10.93	$10.85
Common shares issued(6)	3,786,581	3,129,325	3,743,705

(1)      Common shares purchased under our share repurchase programs. There was $38 million of capacity remaining under the 2021 Share Repurchase Program at December 31, 2021.
(2)      For the years ended December 31, 2021 and 2020, the amount includes 13 million shares and 45 million shares, respectively, related to the accelerated share repurchase agreement described above.
(3)      For the year ended December 31, 2021, the amount includes 28.5 million shares related to the settlement of our common stock Tender Offer described above.
(4)       Average purchase price per share includes purchase commission costs.
(5)      Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)      Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on December 31, 2021 was $19.67.
F-68 SLM CORPORATION — 2021 Form 10-K

14. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

Years ended December 31, (amounts in thousands, except per share data)	2021	2020	2019
Numerator:
Net income	$1,160,513	$880,690	$578,276
Preferred stock dividends	4,736	9,734	16,837
Net income attributable to SLM Corporation common stock	$1,155,777	$870,956	$561,439
Denominator:
Weighted average shares used to compute basic EPS	314,993	383,705	427,292
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,919	3,490	3,382
Weighted average shares used to compute diluted EPS	319,912	387,195	430,674

Basic earnings per common share	$3.67	$2.27	$1.31

Diluted earnings per common share	$3.61	$2.25	$1.30

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)     For the years ended December 31, 2021, 2020, and 2019, securities covering 1 million shares, no shares and no shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

2021 Form 10-K — SLM CORPORATION F-69

15. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2021, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors.
The SLM Corporation 2021 Omnibus Incentive Plan was approved by shareholders on June 8, 2021, and at December 31, 2021, 21 million shares were authorized to be issued from this plan.
We also maintain an Employee Stock Purchase Plan (the “ESPP”). The number of shares authorized under the plan at December 31, 2021 was 14 million shares.
Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 was $31 million, $36 million, and $31 million, respectively. As of December 31, 2021, there was $18 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units, performance stock units, and ESPP awards, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
Stock Options
There were no stock options granted in the years ended December 31, 2020 and 2019.
There were 998,891 time-vested options granted in the year ended December 31, 2021. The options were granted solely to members of senior management. The exercise price of the options is equal to 115 percent of the fair market value of a share of our common stock as of the grant date. The options will vest 100 percent on the third anniversary of the respective grant date and expire ten years after the respective grant date. The fair value of each stock option grant was estimated on the date of grant using the Monte Carlo simulation-pricing model. The expected volatility of our common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant.
F-70 SLM CORPORATION — 2021 Form 10-K

15.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2021.

(Dollars in thousands, shares and per share amounts in actuals)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	241,675	$5.24
Granted	998,891	17.65
Exercised(2)(3)	(236,275)	5.24
Canceled	(5,400)	5.24
Outstanding at December 31, 2021(4)	998,891	$17.65	2.0	$2,018
Exercisable at December 31, 2021	—	$—	0	$—

(1)The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2021 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2021.
(2)The total intrinsic value of options exercised was $2 million, $3 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)No cash was received from option exercises for the year ended December 31, 2021. The actual tax benefit realized for the tax deductions from option exercises totaled less than $1 million for the year ended December 31, 2021.
(4)For net-settled options, gross number is reflected.

2021 Form 10-K — SLM CORPORATION F-71

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

The following table summarizes restricted stock activity for the year ended December 31, 2021.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	143,033	$7.69
Granted	54,098	20.33
Vested(1)	(143,033)	7.69
Canceled	(4,918)	20.33
Non-vested at December 31, 2021(2)	49,180	$20.33
(1)The total fair value of shares that vested during the years ended December 31, 2021, 2020, and 2019 was $1 million, $1 million, and $1 million, respectively.
(2)As of December 31, 2021, there was $0.4 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.4 years.
F-72 SLM CORPORATION — 2021 Form 10-K

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
The following table summarizes RSU and PSU activity for the year ended December 31, 2021.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	6,721,505	$10.41
Granted	1,673,427	15.51
Vested and converted to common stock(1)	(2,944,877)	10.64
Canceled	(141,559)	12.85
Outstanding at December 31, 2021(2)	5,308,496	$11.83
(1)The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2021, 2020, and 2019 was $31 million, $26 million, and $27 million, respectively.
(2)As of December 31, 2021, there was $15 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

Years ended December 31, (per share amounts in actuals)	2021	2020	2019
Risk-free interest rate	0.07%	0.12%	1.87%
Expected volatility	34%	49%	29%
Expected dividend rate	0.66%	1.76%	1.34%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$4.93	$1.74	$1.77
The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the zero-coupon U.S. Treasury STRIPS rate at the grant date consistent with the expected life.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2021, there was less than $1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2022.
2021 Form 10-K — SLM CORPORATION F-73

15.	Stock-Based Compensation Plans and Arrangements (Continued)
During the year ended December 31, 2021, plan participants purchased approximately 496,000 shares of our common stock. No shares were purchased for the years ended December 31, 2020 and 2019, as our stock price on both July 31, 2020 and 2019 was less than the offering price for the ESPP plan.

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	2021				2020
As of December 31, (dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:

Trading investments	$—	$—	$37,465	$37,465	$—	$—	$16,923	$16,923
Available-for-sale investments	—	2,517,956	—	2,517,956	—	1,996,634	—	1,996,634
Derivative instruments	—	1,322	—	1,322	—	729	—	729
Total	$—	$2,519,278	$37,465	$2,556,743	$—	$1,997,363	$16,923	$2,014,286

Liabilities:
Derivative instruments	$—	$(252)	$—	$(252)	$—	$(287)	$—	$(287)
Total	$—	$(252)	$—	$(252)	$—	$(287)	$—	$(287)

F-74 SLM CORPORATION — 2021 Form 10-K

16.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

As of December 31, (dollars in thousands)	2021			2020
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,919,836	$19,625,374	$3,294,462	$22,124,171	$18,436,968	$3,687,203
FFELP Loans	705,644	692,954	12,690	748,657	735,208	13,449
Credit Cards	25,037	22,955	2,082	12,249	10,967	1,282
Loans held for sale	—	—	—	3,226,029	2,885,640	340,389
Cash and cash equivalents	4,334,603	4,334,603	—	4,455,292	4,455,292	—
Trading investments	37,465	37,465	—	16,923	16,923	—
Available-for-sale investments	2,517,956	2,517,956	—	1,996,634	1,996,634	—
Accrued interest receivable	1,306,410	1,205,667	100,743	1,527,816	1,387,305	140,511
Tax indemnification receivable	8,047	8,047	—	18,492	18,492	—
Derivative instruments	1,322	1,322	—	729	729	—
Total earning assets	$31,856,320	$28,446,343	$3,409,977	$34,126,992	$29,944,158	$4,182,834
Interest-bearing liabilities:
Money-market and savings accounts	$11,457,490	$11,432,691	$(24,799)	$11,136,560	$11,067,633	$(68,927)
Certificates of deposit	9,451,528	9,394,001	(57,527)	11,799,223	11,597,266	(201,957)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	6,000,174	5,930,990	(69,184)	5,398,309	5,189,217	(209,092)
Accrued interest payable	46,600	46,600	—	60,272	60,272	—
Derivative instruments	252	252	—	287	287	—
Total interest-bearing liabilities	$26,956,044	$26,804,534	$(151,510)	$28,394,651	$27,914,675	$(479,976)

Excess of net asset fair value over carrying value			$3,258,467			$3,702,858

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.

2021 Form 10-K — SLM CORPORATION F-75

16.	Fair Value Measurements (Continued)

Investments
Trading
Investments classified as trading are carried at fair value in the consolidated financial statements. As such, these are level 3 valuations.
Available-for-Sale
Investments classified as available-for-sale are carried at fair value in the consolidated financial statements. Investments in mortgage-backed securities, U.S. government-sponsored enterprises and Treasury securities, and Utah Housing Corporation bonds are valued using observable market prices of similar assets. As such, these are level 2 valuations.
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
FFELP Loans and Credit Cards
For FFELP Loans and Credit Cards, the fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate.  As such, these are level 3 valuations.
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
Accrued Interest Payable
Accrued interest payable is carried at cost. The carrying value approximates fair value due to its short-term nature. This is a level 1 valuation.

F-76 SLM CORPORATION — 2021 Form 10-K

16.	Fair Value Measurements (Continued)

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

17. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Navient (the “Separation and Distribution Agreement”). We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement, and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired or will expire within the next year.

We continue to have exposure to risks related to Navient’s creditworthiness. If we are unable to obtain indemnification payments from Navient, our results of operations and financial condition could be materially and adversely affected.

Pursuant to the terms of the Spin-Off and applicable law, Navient is responsible for all liabilities (whether accrued, contingent, or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business for which the Bank is responsible. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in whole or in part in the ordinary course of business of pre-Spin-Off SLM. Likewise, as the period of time since the Spin-Off increases, so does the likelihood any allegations that may be made may be in part for our own actions in a post-Spin-Off time period and in part for Navient’s conduct in a pre-Spin-Off time period. We will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity, or outlook if not resolved in our favor.

We briefly summarize below some of the most significant agreements and relationships we continue to have with Navient. For additional information regarding the Separation and Distribution Agreement and the other ancillary agreements, see our Current Report on Form 8-K filed on May 2, 2014.

2021 Form 10-K — SLM CORPORATION F-77

17.	Arrangements with Navient Corporation (Continued)
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

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient. If for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses, cash flows, and financial condition could be materially and adversely affected over time.

Indemnification Obligations

Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•Navient is required to indemnify the Company and the Bank for any liabilities, costs, or expenses they may incur arising from any action or threatened action related to the servicing, operations, and collections activities of pre-Spin-Off SLM and its subsidiaries with respect to Private Education Loans and FFELP Loans that were assets of the Bank or Navient at the time of the Spin-Off; provided that written notice was provided to Navient on or prior to April 30, 2017, the third anniversary date of the Spin-Off. Navient is not required to indemnify for changes in law or changes in prior existing interpretations of law that occur on or after April 30, 2014.

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2021, the remaining balance of the indemnification receivable related to those uncertain tax positions was $5 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration, and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to April 30, 2022.

The data sharing agreement provided us the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance, and reserve analyses. The term of the data sharing agreement expired on April 29, 2019, however.

The tax sharing agreement governs the respective rights, responsibilities, and obligations of us and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns, and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions.

F-78 SLM CORPORATION — 2021 Form 10-K

18. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our business, results of operations, and financial position. Under the FDIC’s regulations implementing the Basel III capital framework (“U.S. Basel III”) and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

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

Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopt CECL during the 2020 calendar year, including the Bank, may elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank has elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. From January 1, 2022 to January 1, 2025, the adjusted transition amounts will be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
2021 Form 10-K — SLM CORPORATION F-79

18.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

As of December 31, 2020:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$1,794,780	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,579,005	14.0%	$2,179,375	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,849,820	15.0%	$2,692,169	>	10.5%
Tier 1 Capital (to Average Assets)	$3,579,005	11.3%	$1,264,424	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $1.4 billion, $579 million, and $254 million in dividends to the Company for the years ended December 31, 2021, 2020, and 2019, respectively, with the proceeds primarily used to fund the 2021, 2020, and 2019 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its repurchase programs.

F-80 SLM CORPORATION — 2021 Form 10-K

19. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2021, 2020, and 2019, we contributed $7 million, $8 million, and $7 million, respectively, to this plan.

20. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2021, we had $1.8 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2021/2022 academic year. At December 31, 2021, we had a $73 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

Regulatory Matters
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees, and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). Two state attorneys general also provided the Bank identical CIDs and other state attorneys general have become involved in the inquiry over time (collectively, the “Multi-State Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB and the attorneys general conducting the Multi-State Investigation. Given the timeframe covered by the CIDs, the CFPB Investigation and the Multi-State Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of these investigations.
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
On January 18, 2017, the Illinois Attorney General filed a lawsuit in Illinois state court against Navient - its subsidiaries Navient Solutions, Inc., Pioneer Credit Recovery, Inc., and General Revenue Corporation - and the Bank arising out of the Multi-State Investigation. On March 20, 2017, the Bank moved to dismiss the Illinois Attorney General action as to the Bank, arguing, among other things, the complaint failed to allege with sufficient particularity or specificity how the Bank was responsible for any of the alleged conduct, most of which predated the Bank’s existence. On July 10, 2018, the Court granted the Bank’s motion to dismiss without prejudice. On August 7, 2018, the Illinois Attorney General filed a First Amended Complaint and, on October 9, 2018, the Bank again moved to dismiss the action based on grounds similar to those raised in its March 20, 2017 motion. The Illinois Attorney General filed its response on November 21, 2018, and the Bank filed its reply on December 10, 2018. Oral argument on the motion took place on January 9, 2019. The Court took the motion under advisement, and a hearing took place on December 7, 2021. On December 16, 2021, the Court entered an Order granting the Bank’s Motion to Dismiss the First Amended Complaint, thereby dismissing the Bank from the action with prejudice.
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the
2021 Form 10-K — SLM CORPORATION F-81

20.	Commitments, Contingencies and Guarantees (Continued)
California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims are asserted against them. The Company and the Bank are not parties to the Navient settlement and are not contributing any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contain releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the Multi-State Investigation and the related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes that the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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
F-82 SLM CORPORATION — 2021 Form 10-K

21. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

Years ended December 31,	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.1	2.9	3.9
Business tax credits	(0.8)	(2.2)	(3.5)
Reverse federal impact of indemnification adjustments	0.1	0.2	0.3
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	0.4	0.7	(0.1)
Other, net	0.9	1.1	0.7
Effective tax rate	24.7%	23.7%	22.3%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to the impact of state taxes, net of federal benefit, for the year ended December 31, 2021; and due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2020 and 2019, respectively.
Income tax expense consists of:

As of December 31, (dollars in thousands)	2021	2020	2019
Current provision (benefit):
Federal	$259,536	$172,153	$150,800
State	64,843	28,387	24,378
Total current provision (benefit)	324,379	200,540	175,178
Deferred provision (benefit):
Federal	47,240	58,003	(8,240)
State	8,132	14,773	(1,474)
Total deferred provision (benefit)	55,372	72,776	(9,714)
Provision for income tax expense	$379,751	$273,316	$165,464

2021 Form 10-K — SLM CORPORATION F-83

21.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

As of December 31, (dollars in thousands)	2021	2020
Deferred tax assets:
Loan reserves	$300,538	$356,296
Stock-based compensation plans	10,174	10,914
Deferred revenue	1,318	1,441
Operating loss carryovers	394	83
Accrued expenses not currently deductible	14,307	13,139
Net unrealized losses	—	9,047
Unrecorded tax benefits	11,016	6,997
Other	1,097	1,003
Total deferred tax assets	338,844	398,920
Deferred tax liabilities:
Fixed assets	10,131	11,098
Acquired intangible assets	8,710	7,767
Market value adjustments on student loans, investments and derivatives	33	5,651
Net unrealized gains	6,459	—
Federal deferred for state receivable	1,921	7,456
Student loan premiums and discounts, net	12,396	11,336
Other	363	307
Total deferred tax liabilities	40,013	43,615
Net deferred tax assets	$298,831	$355,305

Included in operating loss carryovers are state net operating losses of $286 million and $277 million as of December 31, 2021 and 2020, respectively. The Company has recorded a valuation allowance against these net operating losses of $285 million and $277 million, respectively. Also included in operating loss carryovers is a capital loss of $16 million and $16 million as of December 31, 2021 and 2020, respectively. The Company has recorded a full valuation allowance against this capital loss. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses and capital losses that management believes is more likely than not to expire prior to being realized.
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
As of December 31, 2021, the state net operating loss carryforwards will begin to expire in 2029 and the capital losses in 2025.

F-84 SLM CORPORATION — 2021 Form 10-K

21.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

As of December 31, (dollars in thousands)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$63,134	$53,509	$52,159
Increases resulting from tax positions taken during a prior period	1,496	12,723	12,333
Decreases resulting from tax positions taken during a prior period	(1,481)	(817)	(851)
Increases resulting from tax positions taken during the current period	20,743	7,815	4,572
Decreases related to settlements with taxing authorities	(3,682)	(148)	(8,670)
Increases related to settlements with taxing authorities	96	—	—
Reductions related to the lapse of statute of limitations	(4,978)	(9,948)	(6,034)
Unrecognized tax benefits at end of year	$75,328	$63,134	$53,509

As of December 31, 2021, the gross unrecognized tax benefits are $75 million. Included in the $75 million are $65 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax-related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2021, 2020, and 2019, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $10 million, $11 million, and $12 million, respectively.

For the years ended December 31, 2021, 2020, and 2019, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $(1) million, $(1) million, and $(1) million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2014 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically three to four prior years). The Company’s federal income tax returns for the years ended December 31, 2015, December 31, 2016, and December 31, 2017 are currently under audit by the Internal Revenue Service. We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $6 million during the next 12 months due to the expiration of statutes of limitations, some of which related to indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. A portion of the tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

2021 Form 10-K — SLM CORPORATION F-85

22. Concentrations of Risk
Our business is primarily focused on helping students and their families save, plan, and pay for college. We primarily originate, service, and/or collect loans made to students and their families to finance the cost of their education. We provide funding, delivery, and servicing support for education loans in the United States through our Private Education Loan program. Because of this concentration in one industry, we are exposed to credit, legislative/political/reputational, operational, regulatory, liquidity, capital, and interest rate risks associated with the student loan industry.
Concentration Risk in the Revenues Associated with Private Education Loans
We compete in the Private Education Loan market with banks and other consumer lending institutions, some with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability, and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentration as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if consumers increase their targeted savings for higher education, if public resistance to higher education costs strengthens, if certain proposals for new federal and state spending on education gain broader appeal or momentum, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products. Also, competition from banks and other consumer lenders, many of whom may have a greater level of diversification in their mix of assets or may have lower return hurdles, could lead to decreases in demand for our Private Education Loan products.

F-86 SLM CORPORATION — 2021 Form 10-K

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

Parent Only Condensed Balance Sheets
At December 31, (dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$570,726	$539,074
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,527,780	2,689,027
Income taxes receivables, net	—	1,835
Tax indemnification receivable	8,047	18,492
Due from subsidiaries, net	105,667	47,357
Other assets	3,361	2,457
Total assets	$3,215,581	$3,298,242

Liabilities and Equity
Liabilities
Long-term borrowings	$986,138	$692,879
Income taxes payable, net	34,822	—
Payable due to Navient	101	8,531
Other liabilities	44,809	33,997
Total liabilities	1,065,870	735,407

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 432.0 million and 456.7 million shares issued, respectively	86,403	91,346
Additional paid-in capital	1,074,384	1,331,247
Accumulated other comprehensive loss (net of tax benefit of $(5,707) and $(10,908), respectively)	(17,897)	(34,200)
Retained earnings	2,817,134	1,722,365
Total SLM Corporation stockholders’ equity before treasury stock	4,211,094	3,361,828
Less: Common stock held in treasury at cost: 153.1 million and 81.4 million shares, respectively	(2,061,383)	(798,993)
Total equity	2,149,711	2,562,835
Total liabilities and equity	$3,215,581	$3,298,242

2021 Form 10-K — SLM CORPORATION F-87

23.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income
Years ended December 31, (dollars in thousands)	2021	2020	2019
Interest income	$392	$452	$2,663
Interest expense	35,208	14,896	11,060
Net interest loss	(34,816)	(14,444)	(8,397)

Non-interest income (loss)	(13,078)	2,820	(10,856)
Non-interest expenses	54,352	57,945	39,423

Loss before income tax benefit and equity in net income from subsidiaries	(102,246)	(69,569)	(58,676)
Income tax expense (benefit)	8,477	(11,235)	(25,260)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	1,271,236	939,024	611,692
Net income	1,160,513	880,690	578,276
Preferred stock dividends	4,736	9,734	16,837
Net income attributable to SLM Corporation common stock	$1,155,777	$870,956	$561,439

F-88 SLM CORPORATION — 2021 Form 10-K

23.	Parent Only Statements (Continued)

Parent Only Condensed Statement of Cash Flows
Years ended December 31, (dollars in thousands)	2021	2020	2019

Cash flows from operating activities:
Net income	$1,160,513	$880,690	$578,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(1,271,236)	(939,024)	(611,692)
Dividends received from Sallie Mae Bank	1,444,500	579,400	254,000
Reduction of tax indemnification receivable	10,445	9,066	11,649
Amortization of unsecured debt upfront fees	2,663	1,029	811
Loss on early extinguishment of unsecured debt	2,784	—	$—
Gain on sale of Upromise subsidiary, net	—	(11,331)	—
Decrease in investment in subsidiaries, net	34,935	53,698	2,611
(Increase) decrease in due from subsidiaries, net	(58,310)	(4,813)	6,254
Increase in other assets	(16,964)	(10,504)	(12,999)
Increase (decrease) in income taxes payable, net	36,657	(13,292)	(25,814)
Decrease in payable due to entity that is a subsidiary of Navient	(8,430)	(533)	(416)
Increase (decrease) in other liabilities	2,165	12,874	(5,796)
Total adjustments	179,209	(323,430)	(381,392)
Net cash provided by operating activities	1,339,722	557,260	196,884

Cash flows from investing activities:
Proceeds from the sale of Upromise subsidiary, net	—	16,922	—
Net cash provided by investing activities	—	16,922	—

Cash flows from financing activities:
Issuance costs for unsecured debt offering	(1,540)	(1,309)	—
Unsecured debt issued	492,135	495,000	—
Unsecured debt repaid	(202,784)	—	—
Repurchase of Series B Preferred Stock	—	(68,055)	—
Common stock dividends paid	(60,462)	(46,351)	(51,114)
Preferred stock dividends paid	(4,736)	(9,734)	(16,837)
Common stock repurchased	(1,530,683)	(558,167)	(167,201)
Net cash used in financing activities	(1,308,070)	(188,616)	(235,152)
Net increase (decrease) in cash and cash equivalents	31,652	385,566	(38,268)
Cash and cash equivalents at beginning of year	539,074	153,508	191,776
Cash and cash equivalents at end of year	$570,726	$539,074	$153,508

2021 Form 10-K — SLM CORPORATION F-89

24. Selected Quarterly Financial Information (unaudited)

2021
(Dollars in thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net interest income	$331,114	$338,784	$357,518	$367,350
Less: provisions for credit losses	(225,767)	69,677	138,442	(15,309)
Net interest income after provisions for credit losses	556,881	269,107	219,076	382,659
Gains (losses) on sales of loans, net	399,111	3,679	(10)	145,535
Gains (losses) on derivative and hedging activities, net	28	89	44	(17)
Other income	14,288	48,580	13,879	7,243
Total operating expenses	124,499	128,010	140,649	125,495
Total restructuring expenses	1,077	70	108	—
Income tax expense	203,525	53,174	19,392	103,660
Net income	641,207	140,201	72,840	306,265
Preferred stock dividends	1,201	1,192	1,166	1,177
Net income attributable to SLM Corporation common stock	$640,006	$139,009	$71,674	$305,088
Basic earnings per common share(1)	$1.77	$0.45	$0.24	$1.06
Diluted earnings per common share(1)	$1.75	$0.44	$0.24	$1.04
Declared dividends per common share	$0.03	$0.03	$0.03	$0.11

(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

F-90 SLM CORPORATION — 2021 Form 10-K

24.	Selected Quarterly Financial Information (unaudited) (Continued)

2020
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$400,116	$348,775	$364,567	$366,537
Less: provisions for credit losses	61,258	351,887	(3,640)	(316,372)
Net interest income (loss) after provisions for credit losses	338,858	(3,112)	368,207	682,909
Gains (losses) on sales of loans, net	238,935	(369)	(4)	(247)
Gains (losses) on derivative and hedging activities, net	45,672	3,751	(15)	136
Other income	7,487	25,412	9,646	1,043
Total operating expenses	147,298	141,557	127,490	121,743
Total restructuring expenses	—	—	24,127	2,088
Income tax expense (benefit)	121,481	(30,664)	55,189	127,310
Net income (loss)	362,173	(85,211)	171,028	432,700
Preferred stock dividends	3,464	2,478	2,058	1,734
Net income (loss) attributable to SLM Corporation common stock	$358,709	$(87,689)	$168,970	$430,966
Basic earnings (loss) per common share(1)	$0.88	$(0.23)	$0.45	$1.15
Diluted earnings (loss) per common share(1)	$0.87	$(0.23)	$0.45	$1.13
Declared dividends per common share	$0.03	$0.06	$—	$0.03

(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

2021 Form 10-K — SLM CORPORATION F-91

25. Subsequent Events
On January 26, 2022, we signed a definitive agreement with Epic Research LLC to purchase the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. Nitro takes pride in equipping college students and their parents with the necessary tools to navigate college financing, manage their debt, and obtain scholarship opportunities. In addition to providing a scholarship finder, Nitro provides FAFSA application support, information on grants, and calculators to help college students determine the potential return on investment from a college degree. The addition of Nitro will support the our mission of providing students with the confidence needed to successfully navigate the higher education journey. Strategically, we expect the acquisition of the Nitro assets, including its employees and intellectual property, when complete, to immediately expand our digital marketing capabilities, reduce the cost to acquire customer accounts, and accelerate our progress to become a broader education solutions provider for students before, during, and immediately after college. We have had a partnership with Nitro since 2017, and it has been a source of Private Education Loan leads during this period. The transaction is subject to customary approvals and closing conditions and is expected to close in the first quarter of 2022. Terms of the purchase are not being disclosed, but the purchase price is not material to the Company.
F-92 SLM CORPORATION — 2021 Form 10-K