Form 10-Q
period 2022-03-31
SLM Corp
filed 2022-04-27
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2022, there were 271,083,556 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$3,262,595	$4,334,603
Investments:
Trading investments at fair value (cost of $33,985 and $29,049, respectively)	38,820	37,465
Available-for-sale investments at fair value (cost of $2,440,204 and $2,535,568, respectively)	2,341,551	2,517,956
Other investments	139,108	140,037
Total investments	2,519,479	2,695,458
Loans held for investment (net of allowance for losses of $1,227,362 and $1,165,335, respectively)	21,291,675	20,341,283
Restricted cash	187,960	210,741
Other interest-earning assets	9,327	9,655
Accrued interest receivable	1,259,145	1,205,667
Premises and equipment, net	148,154	150,516
Goodwill and acquired intangible assets, net	125,267	—
Income taxes receivable, net	215,217	239,578
Tax indemnification receivable	8,155	8,047
Other assets	24,855	26,351
Total assets	$29,051,829	$29,221,899

Liabilities
Deposits	$21,194,026	$20,828,124
Long-term borrowings	5,552,497	5,930,990
Other liabilities	261,099	313,074
Total liabilities	27,007,622	27,072,188
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 434.6 million and 432.0 million shares issued, respectively	86,922	86,403
Additional paid-in capital	1,086,852	1,074,384
Accumulated other comprehensive loss (net of tax benefit of ($12,601) and ($5,707), respectively)	(39,514)	(17,897)
Retained earnings	2,913,544	2,817,134
Total SLM Corporation stockholders’ equity before treasury stock	4,298,874	4,211,094
Less: Common stock held in treasury at cost: 163.5 million and 153.1 million shares, respectively	(2,254,667)	(2,061,383)
Total equity	2,044,207	2,149,711
Total liabilities and equity	$29,051,829	$29,221,899

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Interest income:
Loans	$458,044	$431,804
Investments	5,479	2,728
Cash and cash equivalents	1,515	1,626
Total interest income	465,038	436,158
Interest expense:
Deposits	49,537	66,598
Interest expense on short-term borrowings	2,875	3,202
Interest expense on long-term borrowings	37,594	35,244
Total interest expense	90,006	105,044
Net interest income	375,032	331,114
Less: provisions for credit losses	98,050	(225,767)
Net interest income after provisions for credit losses	276,982	556,881
Non-interest income:
Gains on sales of loans, net	9,881	399,111
Gains (losses) on derivatives and hedging activities, net	(5)	28
Other income	12,049	14,288
Total non-interest income	21,925	413,427
Non-interest expenses:
Operating expenses:
Compensation and benefits	71,981	71,581
FDIC assessment fees	5,684	5,188
Other operating expenses	54,341	47,730
Total operating expenses	132,006	124,499
Acquired intangible assets amortization expense	733	—
Restructuring expenses	—	1,077
Total non-interest expenses	132,739	125,576
Income before income tax expense	166,168	844,732
Income tax expense	37,356	203,525
Net income	128,812	641,207
Preferred stock dividends	1,275	1,201
Net income attributable to SLM Corporation common stock	$127,537	$640,006
Basic earnings per common share	$0.46	$1.77
Average common shares outstanding	276,977	361,042
Diluted earnings per common share	$0.45	$1.75
Average common and common equivalent shares outstanding	280,654	366,240
Declared dividends per common share	$0.11	$0.03

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Net income	$128,812	$641,207
Other comprehensive income (loss):
Unrealized losses on investments	(81,041)	(10,071)
Unrealized gains on cash flow hedges	52,530	23,423
Total unrealized gains (losses)	(28,511)	13,352
Income tax (expense) benefit	6,894	(3,229)
Other comprehensive income (loss), net of tax (expense) benefit	(21,617)	10,123
Total comprehensive income	$107,195	$651,330

See accompanying notes to consolidated financial statements.
SLM CORPORATION 5

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	128,812	—	128,812
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21,617)	—	—	(21,617)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	107,195
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(30,493)	—	(30,493)
Preferred Stock, Series B ($0.51 per share)	—	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	618	—	(634)	—	(16)
Issuance of common shares	—	2,594,817	—	2,594,817	—	519	(71)	—	—	—	448
Stock-based compensation expense	—	—	—	—	—	—	11,921	—	—	—	11,921
Common stock repurchased	—	—	(9,533,392)	(9,533,392)	—	—	—	—	—	(175,943)	(175,943)
Shares repurchased related to employee stock-based compensation plans	—	—	(934,602)	(934,602)	—	—	—	—	—	(17,341)	(17,341)
Balance at March 31, 2022	2,510,696	434,608,189	(163,524,633)	271,083,556	$251,070	$86,922	$1,086,852	$(39,514)	$2,913,544	$(2,254,667)	$2,044,207

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating activities
Net income	$128,812	$641,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	98,050	(225,767)
Income tax expense	37,356	203,525
Amortization of brokered deposit placement fee	3,425	4,307
Amortization of Secured Borrowing Facility upfront fee	569	773
Amortization of deferred loan origination costs and loan premium/(discounts), net	4,455	4,016
Net amortization of discount on investments	965	2,161
Reduction (increase) in tax indemnification receivable	(108)	2,814
Depreciation of premises and equipment	4,189	3,715
Acquired intangible assets amortization expense	733	—
Stock-based compensation expense	11,921	11,124
Unrealized (gains) losses on derivatives and hedging activities, net	315	10,872
Gains on sales of loans, net	(9,881)	(399,111)
Acquisition transaction costs, net	2,511	—
Other adjustments to net income, net	7,235	2,578
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(185,294)	(183,168)
Increase in non-marketable securities	(992)	(317)
Decrease in other interest-earning assets	328	19,282
Increase in other assets	(17,529)	(51,667)
Decrease in income taxes payable, net	(4,243)	(270)
Increase (decrease) in accrued interest payable	14,779	(9,081)
Increase (decrease) in other liabilities	(34,808)	8,759
Total adjustments	(66,024)	(595,455)
Total net cash provided by operating activities	62,788	45,752
Investing activities
Loans acquired and originated	(2,215,958)	(2,076,635)
Net proceeds from sales of loans held for investment	45,729	3,436,391
Proceeds from FFELP Loan claim payments	5,594	4,602
Net decrease in loans held for investment (other than loan sales)	1,153,297	1,021,353
Purchases of available-for-sale securities	(536,633)	(200,716)
Proceeds from sales and maturities of available-for-sale securities	686,806	205,367
Purchase of subsidiary, net of cash acquired	(127,702)	—
Total net cash (used in) provided by investing activities	(988,867)	2,390,362
Financing activities
Brokered deposit placement fee	(2,207)	—
Net decrease in certificates of deposit	(127,815)	(686,344)
Net increase in other deposits	543,767	850,408
Borrowings collateralized by loans in securitization trusts - repaid	(381,005)	(272,123)
Issuance costs for unsecured debt offering	(360)	(325)
Fees paid on Secured Borrowing Facility	—	(2,833)
Common stock dividends paid	(30,493)	(10,906)
Preferred stock dividends paid	(1,275)	(1,201)
Common stock repurchased	(169,322)	(550,790)
Total net cash used in financing activities	(168,710)	(674,114)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,094,789)	1,762,000
Cash, cash equivalents and restricted cash at beginning of period	4,545,344	4,609,709
Cash, cash equivalents and restricted cash at end of period	$3,450,555	$6,371,709
8 SLM CORPORATION

Cash disbursements made for:
Interest	$68,458	$76,491
Income taxes paid	$5,066	$887
Income taxes refunded	$(916)	$(1,049)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,262,595	$6,207,001
Restricted cash	187,960	164,708
Total cash, cash equivalents and restricted cash	$3,450,555	$6,371,709

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
Business Combination
On March 4, 2022, we completed the previously announced acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. The addition of Nitro will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. Strategically, we expect the acquisition of the Nitro assets, including its employees and intellectual property, to immediately expand our digital marketing capabilities, reduce the cost to acquire customer accounts, and accelerate our progress to become a broader education solutions provider for students before, during, and immediately after college.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standard Codification 805, “Business Combinations,” whereby as of the acquisition date, the acquired tangible assets and liabilities were recorded at their estimated fair values. The identifiable intangible assets were recorded at fair values as determined by an independent appraiser. The final purchase price allocation for Nitro resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $51 million. Certain amounts are provisional and are subject to change, including final working capital adjustments and goodwill.
The results of operations of Nitro have been included in our consolidated financial statements since the acquisition date. We have not disclosed the pro forma impact of this acquisition to the results of operations for the three months ended March 31, 2022, as the pro forma impact was deemed immaterial. Transaction costs associated with the Nitro acquisition were approximately $3 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income.
Identifiable intangible assets at the acquisition date included definite life intangible assets with an aggregate fair value of approximately $75 million, including tradename and trademarks, customer relationships, and developed technology. The intangible assets will be amortized over a period of three to 10 years based on the estimated economic benefit derived from each of the underlying assets.
See Note 6, “Goodwill and Acquired Intangible Assets,” for additional details.

10 SLM CORPORATION

1.	Significant Accounting Policies (Continued)

Recently Issued and Adopted Accounting Pronouncements
On March 31, 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU No. 2022-02”), which eliminates the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The enhanced disclosures are required to be provided for modifications made starting in the period of adoption. Information about modifications in periods before adoption is not required to be provided.
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted the amendments in ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We have elected to early adopt in all aspects ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption did not affect our consolidated financial statements. For additional information, see Note 4, "Allowance for Credit Losses".

SLM CORPORATION 11

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2022 and December 31, 2021, we had $39 million and $37 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of March 31, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$400,647	$—	$74	$(29,641)	$371,080
Utah Housing Corporation bonds	4,926	—	—	(77)	4,849
U.S. government-sponsored enterprises and Treasuries	1,799,080	—	—	(63,830)	1,735,250
Other securities	235,551	—	—	(5,179)	230,372
Total	$2,440,204	$—	$74	$(98,727)	$2,341,551

As of December 31, 2021 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$376,313	$—	$1,857	$(7,073)	$371,097
Utah Housing Corporation bonds	6,943	—	18	—	6,961
U.S. government-sponsored enterprises and Treasuries	1,958,943	—	603	(11,893)	1,947,653
Other securities	193,369	—	439	(1,563)	192,245
Total	$2,535,568	$—	$2,917	$(20,529)	$2,517,956

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

12 SLM CORPORATION

2.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2022:
Mortgage-backed securities	$(12,056)	$188,447	$(17,585)	$176,659	$(29,641)	$365,106
Utah Housing Corporation bonds	(77)	4,849	—	—	(77)	4,849
U.S. government-sponsored enterprises and Treasuries	(61,996)	1,647,055	(1,834)	63,176	(63,830)	1,710,231
Other securities	(3,266)	137,845	(1,913)	36,752	(5,179)	174,597
Total	$(77,395)	$1,978,196	$(21,332)	$276,587	$(98,727)	$2,254,783

As of December 31, 2021:
Mortgage-backed securities	$(5,534)	$261,404	$(1,540)	$36,587	$(7,074)	$297,991
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(11,892)	1,199,367	—	—	(11,892)	1,199,367
Other securities	(1,563)	132,884	—	—	(1,563)	132,884
Total	$(18,989)	$1,593,655	$(1,540)	$36,587	$(20,529)	$1,630,242

At March 31, 2022 and December 31, 2021, 158 of 186 and 60 of 180, respectively, of our available-for-sale securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2021 to March 31, 2022 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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
SLM CORPORATION 13

2.	Investments (Continued)
As of March 31, 2022, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of March 31, 2022 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2022	$194,309	$193,447
2023	162,595	159,383
2024	597,268	577,077
2025	297,077	293,021
2026	547,832	512,323
2038	73	76
2039	873	916
2042	2,912	2,768
2043	5,415	5,336
2044	7,015	6,959
2045	6,158	6,018
2046	9,374	9,085
2047	9,957	9,751
2048	2,427	2,437
2049	18,261	17,902
2050	127,490	116,445
2051	174,646	159,542
2052	40,972	38,693
2053	132,336	128,621
2054	103,214	101,751
Total	$2,440,204	$2,341,551

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $720 million and $888 million par value of securities pledged to this borrowing facility at March 31, 2022 and December 31, 2021, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. As of March 31, 2022 and December 31, 2021, our total investment in these securities was $69 million and $69 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $66 million at March 31, 2022 and $68 million at December 31, 2021. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $28 million at March 31, 2022 and $30 million at December 31, 2021.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of less than $1 million at March 31, 2022 and $7 million at December 31, 2021. Tax credits and other tax benefits are recognized as
14 SLM CORPORATION

2.	Investments (Continued)
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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of March 31, 2022 and December 31, 2021, 51 percent and 52 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first quarter of 2022, we recognized $10 million in gains from the sale of approximately $95 million of our Private Education Loans, including $89 million of principal and $6 million in capitalized interest, to an unaffiliated third party. In the first quarter of 2021, we recognized $399 million in gains from the sale of approximately $3.16 billion of our Private Education Loans, including $2.97 billion of principal and $193 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings - Unconsolidated VIEs.”

SLM CORPORATION 15

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Private Education Loans:
Fixed-rate	$10,685,053	$9,920,547
Variable-rate	11,050,316	10,796,316
Total Private Education Loans, gross	21,735,369	20,716,863
Deferred origination costs and unamortized premium/(discount)	71,907	67,488
Allowance for credit losses	(1,221,053)	(1,158,977)
Total Private Education Loans, net	20,586,223	19,625,374

FFELP Loans	682,273	695,216
Deferred origination costs and unamortized premium/(discount)	1,770	1,815
Allowance for credit losses	(3,999)	(4,077)
Total FFELP Loans, net	680,044	692,954

Credit Cards (fixed-rate)	27,547	25,014
Deferred origination costs and unamortized premium/(discount)	171	222
Allowance for credit losses	(2,310)	(2,281)
Total Credit Cards, net	25,408	22,955
Loans held for investment, net	$21,291,675	$20,341,283

The estimated weighted average life of education loans in our portfolio was approximately 4.8 years and 4.7 years at March 31, 2022 and December 31, 2021, respectively.

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	2022		2021
Three Months Ended March 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,858,270	8.38%	$20,984,491	8.22%
FFELP Loans	690,540	3.51	734,289	3.41
Credit Cards	26,622	3.95	11,841	0.78
Total portfolio	$22,575,432		$21,730,621

16 SLM CORPORATION

4. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime losses expected to be incurred in the loan portfolios. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses - 2021 and 2020 — Allowance for Private Education Loan Losses - 2021 and 2020, — Allowance for FFELP Loan Losses - 2021 and 2020, and — Allowance for Credit Card Loans - 2021 and 2020” in our 2021 Form 10-K for a more detailed discussion.

SLM CORPORATION 17

4.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Three Months Ended March 31, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	94,686	—	94,686
Provisions:
Provision for current period	21	48,460	137	48,618
Loan sale reduction to provision	—	(5,247)	—	(5,247)
Total provisions(2)	21	43,213	137	43,371
Net charge-offs:
Charge-offs	(99)	(83,856)	(111)	(84,066)
Recoveries	—	8,033	3	8,036
Net charge-offs	(99)	(75,823)	(108)	(76,030)
Ending Balance	$3,999	$1,221,053	$2,310	$1,227,362
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,999	$1,221,053	$2,310	$1,227,362
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$682,273	$21,735,369	$27,547	$22,445,189
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	1.89%	1.63%
Allowance as a percentage of the ending total loan balance	0.59%	5.62%	8.39%
Allowance as a percentage of the ending loans in repayment(3)	0.75%	7.59%	8.39%
Allowance coverage of net charge-offs (annualized)	10.10	4.03	5.35
Ending total loans, gross	$682,273	$21,735,369	$27,547
Average loans in repayment(3)	$543,303	$16,013,289	$26,551
Ending loans in repayment(3)	$535,080	$16,095,157	$27,547

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$43,213
Provisions for unfunded loan commitments	54,679
Total Private Education Loan provisions for credit losses	97,892
Other impacts to the provisions for credit losses:
FFELP Loans	21
Credit Cards	137
Total	158
Provisions for credit losses reported in consolidated statements of income	$98,050

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

18 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Three Months Ended March 31, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	126,880	—	126,880
Provisions:
Provision for current period	29	(254,942)	(86)	(254,999)
Loan sale reduction to provision	—	(8,858)	—	(8,858)
Loans transferred from held-for-sale	—	1,887	—	1,887
Total provisions(2)	29	(261,913)	(86)	(261,970)
Net charge-offs:
Charge-offs	(89)	(55,139)	(88)	(55,316)
Recoveries	—	7,703	1	7,704
Net charge-offs	(89)	(47,436)	(87)	(47,612)
Ending Balance	$4,318	$1,173,375	$1,328	$1,179,021
Allowance:
Ending balance: individually evaluated for impairment	$—	$95,536	$—	$95,536
Ending balance: collectively evaluated for impairment	$4,318	$1,077,839	$1,328	$1,083,485
Loans:
Ending balance: individually evaluated for impairment	$—	$1,225,604	$—	$1,225,604
Ending balance: collectively evaluated for impairment	$727,664	$19,516,236	$11,309	$20,255,209
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.06%	1.29%	2.92%
Allowance as a percentage of the ending total loan balance	0.59%	5.66%	11.74%
Allowance as a percentage of the ending loans in repayment(3)	0.80%	7.94%	11.74%
Allowance coverage of net charge-offs (annualized)	12.13	6.18	3.82
Ending total loans, gross	$727,664	$20,741,840	$11,309
Average loans in repayment(3)	$554,510	$14,743,508	$11,909
Ending loans in repayment(3)	$540,903	$14,777,939	$11,309
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
Three Months Ended March 31, 2021 (dollars in thousands)
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

SLM CORPORATION 19

4.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At March 31, 2021, December 31, 2021, and March 31, 2022, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the three months ended March 31, 2022 increased by $324 million compared with the year-ago period. During the three months ended March 31, 2022, the provision for credit losses was primarily affected by increased commitments and additional management overlays, which were partially offset by improved economic forecasts and faster prepayment rates.
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
Loan Modifications to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical information, which includes losses from modifications of receivables whose borrowers are experiencing financial difficulty. We use a discounted cash flow model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The forecast of expected future cash flows is updated as the loan modifications occur.
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative.
When we give a borrower facing financial difficulty an interest rate reduction, we temporarily reduce the contractual interest rate on a loan (currently to 4.0 percent) for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.
Within the Private Education Loan portfolio, we deem loans greater than 90 days past due as nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
For additional information, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Credit Losses - 2021 and 2020,” and Note 7, “Allowance for Credit Losses” in our 2021 Form 10-K.

20 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Under our current forbearance practices, temporary forbearance of payments is generally granted in one-to-two month increments, for up to 12 months over the life of the loan, with 12 months of positive payment performance by a borrower required between grants (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan). See Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in our 2021 Form 10-K. In the first quarter of 2022, we adopted ASU No. 2022-02 (see Note 1, “Significant Accounting Policies” in this Form 10-Q). Under this new amendment, if the debt has been previously restructured, an entity must consider the cumulative effect of past restructurings made within the 12-month period before the current restructuring when determining whether a delay in payment resulting from the current restructuring is insignificant. Due to our current forbearance practices, including the limitations on forbearances offered to borrowers, we do not believe the granting of forbearances will exceed the significance threshold and, therefore, we do not consider the forbearances as loan modifications.
The limitations on granting of forbearances described above apply to hardship forbearances. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, disaster forbearance, and in school assistance) that are either required by law (such as by the Servicemembers Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications under ASU No. 2022-02. In addition, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. For purposes of this disclosure, we do not consider them modifications of loans to borrowers experiencing financial difficulty and they therefore are not included in the tables below.
The following table shows the amortized cost basis at the end of the reporting period of the loans to borrowers experiencing financial difficulty that were modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period, disaggregated by class of financing receivable and type of modification. When we approve a Private Education Loan at the beginning of an academic year, we do not always disburse the full amount of the loan at the time of approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We consider borrowers to be in financial difficulty after they have exited school and have difficulty making their scheduled principal and interest payments.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
At March 31, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$7,679	0.04%	$79,597	0.37%
Total	$7,679	0.04%	$79,597	0.37%

The following table describes the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.09% to 4.00%	Private Education Loans	Added a weighted average 10.51 years to the life of loans Reduced average contractual rate from 9.43% to 4.00%

SLM CORPORATION 21

4.	Allowance for Credit Losses (Continued)

When a Private Education Loan reaches 120 days delinquent, the loan is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses - 2021 and 2020 — Allowance for Private Education Loan Losses - 2021 and 2020, — Allowance for FFELP Loan Losses - 2021 and 2020, and — Allowance for Credit Card Loans - 2021 and 2020” in our 2021 Form 10-K for a more detailed discussion.
The following table provides the amount of financing receivables whose borrowers were experiencing financial difficulty and had a payment default and were modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period. We define payment default as 60 days past due for purposes of this disclosure.

At March 31, 2022 (dollars in thousands)	Modified Loans(1)	Payment Default
Loan Type:
Private Education Loans	$290	$287
Total	$290	$287
(1) Represents amortized cost basis of loans that have been modified.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period.

	Payment Status (Amortized Cost Basis)
At March 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)
Loan Type:
Private Education Loans	$649	$84,992	$1,295	$255	$85
Total	$649	$84,992	$1,295	$255	$85
(1) Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2) Loans in repayment include loans on which borrowers are making full principal and interest payments after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(3) The period of delinquency is based on the number of days scheduled payments are contractually past due.

22 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

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

As of March 31, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$664,611	$4,368,829	$3,450,387	$2,626,952	$1,898,677	$6,087,363	$19,096,819	88%
Without cosigner	117,001	671,963	533,219	411,385	275,611	629,371	2,638,550	12
Total	$781,612	$5,040,792	$3,983,606	$3,038,337	$2,174,288	$6,716,734	$21,735,369	100%

FICO at Origination(2):
Less than 670	$58,976	$333,682	$231,772	$241,643	$183,391	$561,766	$1,611,230	7%
670-699	111,251	669,450	543,884	468,705	343,601	1,141,747	3,278,638	15
700-749	251,606	1,591,862	1,290,542	999,922	723,591	2,257,304	7,114,827	33
Greater than or equal to 750	359,779	2,445,798	1,917,408	1,328,067	923,705	2,755,917	9,730,674	45
Total	$781,612	$5,040,792	$3,983,606	$3,038,337	$2,174,288	$6,716,734	$21,735,369	100%

FICO Refreshed(2)(3):
Less than 670	$72,244	$472,669	$310,819	$292,706	$245,690	$964,669	$2,358,797	11%
670-699	115,446	670,147	453,846	343,831	236,812	738,916	2,558,998	12
700-749	249,052	1,561,528	1,203,084	911,247	631,484	1,855,009	6,411,404	29
Greater than or equal to 750	344,870	2,336,448	2,015,857	1,490,553	1,060,302	3,158,140	10,406,170	48
Total	$781,612	$5,040,792	$3,983,606	$3,038,337	$2,174,288	$6,716,734	$21,735,369	100%

Seasoning(4):
1-12 payments	$417,858	$3,015,407	$597,296	$506,047	$384,057	$873,302	$5,793,967	27%
13-24 payments	—	—	2,190,940	331,049	188,777	663,245	3,374,011	16
25-36 payments	—	—	188	1,483,980	285,486	613,350	2,383,004	11
37-48 payments	—	—	—	—	921,378	708,204	1,629,582	7
More than 48 payments	—	—	—	—	—	3,148,853	3,148,853	14
Not yet in repayment	363,754	2,025,385	1,195,182	717,261	394,590	709,780	5,405,952	25
Total	$781,612	$5,040,792	$3,983,606	$3,038,337	$2,174,288	$6,716,734	$21,735,369	100%

2022 Current period(5) gross charge-offs	$—	$(1,618)	$(7,397)	$(12,931)	$(12,579)	$(49,331)	$(83,856)
2022 Current period(5) recoveries	—	107	507	989	1,030	5,400	8,033
2022 Current period(5) net charge-offs	$—	$(1,511)	$(6,890)	$(11,942)	$(11,549)	$(43,931)	$(75,823)

Total accrued interest by origination vintage	$9,778	$180,992	$269,425	$271,083	$190,288	$320,007	$1,241,573

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2022.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2022 through March 31, 2022.

SLM CORPORATION 23

4.	Allowance for Credit Losses (Continued)

As of December 31, 2021 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,263,892	$3,604,553	$2,778,262	$2,025,463	$1,765,719	$4,753,775	$18,191,664	88%
Without cosigner	558,469	561,730	438,263	294,597	212,514	459,626	2,525,199	12
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO at Origination(2):
Less than 670	$248,368	$238,005	$251,157	$193,123	$166,048	$428,416	$1,525,117	7%
670-699	508,264	564,497	493,237	363,313	329,807	884,981	3,144,099	15
700-749	1,210,833	1,348,269	1,057,001	770,452	660,270	1,753,709	6,800,534	33
Greater than or equal to 750	1,854,896	2,015,512	1,415,130	993,172	822,108	2,146,295	9,247,113	45
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO Refreshed(2)(3):
Less than 670	$326,613	$279,578	$273,652	$235,684	$233,022	$739,268	$2,087,817	10%
670-699	506,021	475,674	365,133	256,400	209,536	570,605	2,383,369	12
700-749	1,209,493	1,285,015	978,763	682,024	568,766	1,448,692	6,172,753	30
Greater than or equal to 750	1,780,234	2,126,016	1,598,977	1,145,952	966,909	2,454,836	10,072,924	48
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

Seasoning(4):
1-12 payments	$2,265,811	$594,850	$515,328	$385,246	$340,242	$501,269	$4,602,746	22%
13-24 payments	—	2,287,737	362,674	203,674	211,064	479,540	3,544,689	17
25-36 payments	—	173	1,565,203	312,049	164,575	482,369	2,524,369	12
37-48 payments	—	—	—	983,434	295,206	464,563	1,743,203	8
More than 48 payments	—	—	—	—	671,138	2,726,304	3,397,442	16
Not yet in repayment	1,556,550	1,283,523	773,320	435,657	296,008	559,356	4,904,414	25
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

2021 Current period(5) gross charge-offs	$(1,183)	$(8,604)	$(23,866)	$(32,741)	$(37,186)	$(126,011)	$(229,591)
2021 Current period(5) recoveries	35	540	2,092	3,693	4,450	18,684	29,494
2021 Current period(5) net charge-offs	$(1,148)	$(8,064)	$(21,774)	$(29,048)	$(32,736)	$(107,327)	$(200,097)

Total accrued interest by origination vintage	$109,233	$247,418	$270,242	$198,816	$131,685	$229,729	$1,187,123
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2021.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to January 1, 2021 through December 31, 2021.

24 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)
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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of March 31, 2022 (dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Total

Loans in-school/grace/deferment(1)	$363,754	$2,025,385	$1,195,182	$717,261	$394,590	$709,780	$5,405,952
Loans in forbearance(2)	441	15,123	37,237	35,259	30,585	115,615	234,260
Loans in repayment:
Loans current	415,657	2,972,685	2,690,157	2,205,417	1,674,303	5,571,861	15,530,080
Loans delinquent 30-59 days(3)	1,760	17,435	28,523	34,956	33,362	144,499	260,535
Loans delinquent 60-89 days(3)	—	6,557	18,618	25,590	23,023	95,272	169,060
Loans 90 days or greater past due(3)	—	3,607	13,889	19,854	18,425	79,707	135,482
Total Private Education Loans in repayment	417,417	3,000,284	2,751,187	2,285,817	1,749,113	5,891,339	16,095,157
Total Private Education Loans, gross	781,612	5,040,792	3,983,606	3,038,337	2,174,288	6,716,734	21,735,369
Private Education Loans deferred origination costs and unamortized premium/(discount)	9,615	20,732	14,883	8,753	5,380	12,544	71,907
Total Private Education Loans	791,227	5,061,524	3,998,489	3,047,090	2,179,668	6,729,278	21,807,276
Private Education Loans allowance for losses	(54,769)	(308,664)	(230,000)	(187,181)	(122,741)	(317,698)	(1,221,053)
Private Education Loans, net	$736,458	$4,752,860	$3,768,489	$2,859,909	$2,056,927	$6,411,580	$20,586,223

Percentage of Private Education Loans in repayment	53.4%	59.5%	69.1%	75.2%	80.4%	87.7%	74.1%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.4%	0.9%	2.2%	3.5%	4.3%	5.4%	3.5%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.1%	0.5%	1.3%	1.5%	1.7%	1.9%	1.4%
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
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.
SLM CORPORATION 25

4.	Allowance for Credit Losses (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2021 (dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Total

Loans in-school/grace/deferment(1)	$1,556,550	$1,283,523	$773,320	$435,657	$296,008	$559,356	$4,904,414
Loans in forbearance(2)	11,951	55,844	52,364	43,613	41,355	96,110	301,237
Loans in repayment:
Loans current	2,234,876	2,786,646	2,321,728	1,772,651	1,570,815	4,319,057	15,005,773
Loans delinquent 30-59 days(3)	15,148	29,146	46,616	43,197	41,695	132,757	308,559
Loans delinquent 60-89 days(3)	3,194	7,441	14,044	14,310	16,425	61,533	116,947
Loans 90 days or greater past due(3)	642	3,683	8,453	10,632	11,935	44,588	79,933
Total Private Education Loans in repayment	2,253,860	2,826,916	2,390,841	1,840,790	1,640,870	4,557,935	15,511,212
Total Private Education Loans, gross	3,822,361	4,166,283	3,216,525	2,320,060	1,978,233	5,213,401	20,716,863
Private Education Loans deferred origination costs and unamortized premium/(discount)	22,169	16,067	9,575	5,918	4,588	9,171	67,488
Total Private Education Loans	3,844,530	4,182,350	3,226,100	2,325,978	1,982,821	5,222,572	20,784,351
Private Education Loans allowance for losses	(248,102)	(239,507)	(195,223)	(129,678)	(99,982)	(246,485)	(1,158,977)
Private Education Loans, net	$3,596,428	$3,942,843	$3,030,877	$2,196,300	$1,882,839	$4,976,087	$19,625,374

Percentage of Private Education Loans in repayment	59.0%	67.9%	74.3%	79.3%	82.9%	87.4%	74.9%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.8%	1.4%	2.9%	3.7%	4.3%	5.2%	3.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.5%	1.9%	2.1%	2.3%	2.5%	2.1%	1.9%

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
26 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

 Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans 90 days or greater past due as compared to our allowance for uncollectible interest on loans making full interest payments. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school. The allowance for this portion of interest is included in our loan loss reserve.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest

March 31, 2022	$1,241,574	$6,292	$5,505
December 31, 2021	$1,187,123	$3,635	$4,937

SLM CORPORATION 27

5. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020, — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K for additional information.
At March 31, 2022, we had $562 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2022		2021
Three Months Ended March 31, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$72,713	$1,776,976	$110,044	$1,673,018
Provision/New commitments - net(1)	47,454	968,830	40,197	843,161
Other provision items	7,226	—	(3,994)	—
Transfer - funded loans(2)	(94,686)	(2,184,058)	(126,880)	(2,058,726)
Ending Balance	$32,707	$561,748	$19,367	$457,453
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

28 SLM CORPORATION

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the Nitro acquisition in the first quarter of 2022. Goodwill is not amortized but is tested periodically for impairment. We plan to test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At March 31, 2022 we had $51 million in total Goodwill. See Note 2, “Significant Accounting Policies” for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		March 31, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(515)	$67,955
Customer relationships	5	5,670	(186)	5,484
Developed technology	3	1,260	(32)	1,228
Total acquired intangible assets		$75,400	$(733)	$74,667
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million in the three months ended March 31, 2022. There was no amortization of acquired intangible assets recorded in the three months ended March 31, 2021. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $8 million, $9 million, $8 million, $8 million and $7 million in 2022, 2023, 2024, 2025 and 2026, respectively.
SLM CORPORATION 29

7. Deposits

The following table summarizes total deposits at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest bearing	$21,192,004	$20,826,692
Deposits - non-interest bearing	2,022	1,432
Total deposits	$21,194,026	$20,828,124

Our total deposits of $21.2 billion were comprised of $10.0 billion in brokered deposits and $11.2 billion in retail and other deposits at March 31, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of March 31, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.8 billion and $7.3 billion of our deposit total as of March 31, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended March 31, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million for the three months ended March 31, 2022. There were no related fees paid in the three months ended March 31, 2021.

Interest bearing deposits at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,984,116	0.79%	$10,473,569	0.69%
Savings	968,059	0.43	959,122	0.43
Certificates of deposit	9,239,829	1.37	9,394,001	1.20
Deposits - interest bearing	$21,192,004		$20,826,692
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2022, and December 31, 2021, there were $532 million and $743 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $42 million and $35 million at March 31, 2022 and December 31, 2021, respectively.

30 SLM CORPORATION

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2021 Form 10-K. The following table summarizes our borrowings at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$986,591	$986,591	$—	$986,138	$986,138
Total unsecured borrowings	—	986,591	986,591	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,608,606	3,608,606	—	3,897,996	3,897,996
Variable-rate	—	957,300	957,300	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,565,906	4,565,906	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,565,906	4,565,906	—	4,944,852	4,944,852
Total	$—	$5,552,497	$5,552,497	$—	$5,930,990	$5,930,990

Long-term Borrowings
Secured Financings at Issuance
The following table summarizes our secured financings issued in 2021. There were no secured financings issued in the three months ended March 31, 2022.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
2021-E	November 2021	534,000	1-month LIBOR plus 0.69%	4.15
Total notes issued in 2021		$1,592,000

Total loan and accrued interest amount securitized at inception in 2021(2)		$1,656,263

(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At March 31, 2022, $1.46 billion of our Private Education Loans, including $1.37 billion of principal and $87 million in capitalized interest, were encumbered related to these transactions.

SLM CORPORATION 31

8.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of March 31, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,565,906	$4,565,906	$5,650,067	$187,960	$333,325	$6,171,352
Secured Borrowing Facility	—	—	—	—	—	298	298
Total	$—	$4,565,906	$4,565,906	$5,650,067	$187,960	$333,623	$6,171,650

.

As of December 31, 2021 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$357,982	$6,597,757
Secured Borrowing Facility	—	—	—	—	—	867	867
Total	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$358,849	$6,598,624

(1) Other assets primarily represent accrued interest receivable.

Unconsolidated VIEs
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts to meet risk retention requirements. We were not required to consolidate these entities because while as servicer we may have a significant impact on economic performance, the risk of absorbing losses that could be significant is low.
2022-A Transaction
On March 16, 2022, we closed an SMB Private Education Loan Trust 2022-A term ABS transaction (the “2022-A Transaction”), in which an unaffiliated third-party sold to the trust approximately $973 million of Private Education Loans that the third-party seller previously purchased from us on November 17, 2021. In the 2022-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $95 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-A Transaction and we recorded a $10 million gain on sale associated with this transaction. In connection with the 2022-A Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2022-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

32 SLM CORPORATION

8.	Borrowings (Continued)

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$230,372	$38,820	$269,192	$192,245	$37,465	$229,710

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2022 or in the year ended December 31, 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.9 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2022 or in the year ended December 31, 2021.

SLM CORPORATION 33

9. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2021 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2022, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.3 percent and 5.7 percent, respectively, of our total notional derivative contracts of $5.1 billion at March 31, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2022 was $(64) million and $(0.4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2022 and December 31, 2021, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $9 million and $9 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2022 and December 31, 2021, and their impact on earnings and other comprehensive income for the three months ended March 31, 2022 and March 31, 2021. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2021 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.
34 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)		2022	2021	2022	2021	2022	2021	2022	2021
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$169	$—	$—	$—	$—	$5	$169	$5
Other	Other	—	—	—	—	—	1,317	—	1,317
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(43)	(231)	(220)	(21)	—	—	(263)	(252)
Total net derivatives		$126	$(231)	$(220)	$(21)	$—	$1,322	$(94)	$1,070

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2022	2021	2022	2021
Gross position(1)	$169	$1,322	$(263)	$(252)
Impact of master netting agreement	(169)	(5)	169	5
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	1,317	(94)	(247)
Cash collateral pledged(2)	9,327	9,655	—	—
Net position	$9,327	$10,972	$(94)	$(247)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Interest rate swaps	$1,407,412	$1,438,144	$3,678,960	$3,915,999	$—	$181,953	$5,086,372	$5,536,096
Other	—	—	—	—	—	1,053,760	—	1,053,760
Net total notional	$1,407,412	$1,438,144	$3,678,960	$3,915,999	$—	$1,235,713	$5,086,372	$6,589,856

SLM CORPORATION 35

9.	Derivative Financial Instruments (Continued)
As of March 31, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021

Deposits	$(3,675,421)	$(3,963,268)	$484	$(50,784)

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$17,287	$22,610
Hedged items recorded in interest expense	51,268	31,275
Derivatives recorded in interest expense	(51,319)	(31,251)
Total	$17,236	$22,634

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(4,541)	$(5,269)
Total	$(4,541)	$(5,269)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(248)	$(10,864)
Total	(248)	(10,864)
Total	$12,447	$6,501

36 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021

Amount of gain (loss) recognized in other comprehensive income (loss)	$47,989	$18,154
Less: amount of gain (loss) reclassified in interest expense	(4,541)	(5,269)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$52,530	$23,423

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $5 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of March 31, 2022, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at March 31, 2022 and December 31, 2021, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $9 million and $10 million at March 31, 2022 and December 31, 2021, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION 37

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2022	2021
Common stock repurchased under repurchase programs(1)(2)(3)	9,533,392	48,702,830
Average purchase price per share(4)	$18.46	$15.75
Shares repurchased related to employee stock-based compensation plans(5)	934,602	1,059,980
Average purchase price per share	$18.55	$13.50
Common shares issued(6)	2,594,817	2,826,387

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $1.1 billion of capacity remaining under the 2022 Share Repurchase Program at March 31, 2022.
(2) For the three months ended March 31, 2021, the amount includes 13 million shares related to the completion of the accelerated share repurchase agreement in the first quarter of 2021. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in our 2021 Form 10-K for additional information.
(3) For the three months ended March 31, 2021, the amount includes 28.5 million shares related to the settlement of our common stock tender offer in the first quarter of 2021. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in our 2021 Form 10-K for additional information.
(4) Average purchase price per share includes purchase commission costs.
(5) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2022 was $18.36.

Common Stock Dividends

In March 2022, we paid a common stock dividend of $0.11 per common share. In March 2021, we paid a common stock dividend of $0.03 per common share.

Share Repurchases
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 31 million shares of common stock for $517 million in the three months ended March 31, 2021. (Those amounts include the shares repurchased under the common stock tender offer that settled in the first quarter of 2021.)
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program. This is in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Under the 2021 Share Repurchase Program, we repurchased 2.0 million shares of common stock for $38 million in the three months ended March 31, 2022. We have now utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share
38 SLM CORPORATION

10.	Stockholders’ Equity (Continued)
Repurchase Program, we repurchased 7.5 million shares of common stock for $138 million in the three months ended March 31, 2022. We had $1.1 billion of capacity remaining under the 2022 Share Repurchase Program at March 31, 2022.
So long as there is unexpired capacity under a given repurchase program, repurchases under the programs may occur from time to time and through a variety of methods, including tender offers, open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, or other similar transactions. The timing and volume of any repurchases under the 2022 Share Repurchase Program will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the program or at all.
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended March 31, 2022 and 2021, we repurchased 9.5 million shares and 6.8 million shares, respectively, of our common stock at a total cost of $176 million and $121 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

SLM CORPORATION 39

11. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Numerator:
Net income	$128,812	$641,207
Preferred stock dividends	1,275	1,201
Net income attributable to SLM Corporation common stock	$127,537	$640,006
Denominator:
Weighted average shares used to compute basic EPS	276,977	361,042
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,677	5,198
Weighted average shares used to compute diluted EPS	280,654	366,240

Basic earnings per common share	$0.46	$1.77

Diluted earnings per common share	$0.45	$1.75

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended March 31, 2022 and 2021, securities covering approximately 3 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

40 SLM CORPORATION

12. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2021 Form 10-K.

During the three months ended March 31, 2022, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2022				December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$38,820	$38,820	$—	$—	$37,465	$37,465
Available-for-sale investments	—	2,341,551	—	2,341,551	—	2,517,956	—	2,517,956
Derivative instruments	—	169	—	169	—	1,322	—	1,322
Total	$—	$2,341,720	$38,820	$2,380,540	$—	$2,519,278	$37,465	$2,556,743

Liabilities:
Derivative instruments	$—	$(263)	$—	$(263)	$—	$(252)	$—	$(252)
Total	$—	$(263)	$—	$(263)	$—	$(252)	$—	$(252)

SLM CORPORATION 41

12.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,125,657	$20,586,223	$3,539,434	$22,919,836	$19,625,374	$3,294,462
FFELP Loans	692,507	680,044	12,463	705,644	692,954	12,690
Credit Cards	27,581	25,408	2,173	25,037	22,955	2,082
Cash and cash equivalents	3,262,595	3,262,595	—	4,334,603	4,334,603	—
Trading investments	38,820	38,820	—	37,465	37,465	—
Available-for-sale investments	2,341,551	2,341,551	—	2,517,956	2,517,956	—
Accrued interest receivable	1,368,425	1,259,145	109,280	1,306,410	1,205,667	100,743
Tax indemnification receivable	8,155	8,155	—	8,047	8,047	—
Derivative instruments	169	169	—	1,322	1,322	—
Total earning assets	$31,865,460	$28,202,110	$3,663,350	$31,856,320	$28,446,343	$3,409,977
Interest-bearing liabilities:
Money-market and savings accounts	$11,915,011	$11,952,175	$37,164	$11,457,490	$11,432,691	$(24,799)
Certificates of deposit	9,171,506	9,239,829	68,323	9,451,528	9,394,001	(57,527)
Long-term borrowings	5,483,809	5,552,497	68,688	6,000,174	5,930,990	(69,184)
Accrued interest payable	61,379	61,379	—	46,600	46,600	—
Derivative instruments	263	263	—	252	252	—
Total interest-bearing liabilities	$26,631,968	$26,806,143	$174,175	$26,956,044	$26,804,534	$(151,510)

Excess of net asset fair value over carrying value			$3,837,525			$3,258,467

Please refer to Notes to Consolidated Financial Statements, Note 16, “Fair Value Measurements” in our 2021 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

42 SLM CORPORATION

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
At March 31, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Three Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	March 31, 2022	March 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

SLM CORPORATION 43

13.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,155,469	12.9%	$1,710,526	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,155,469	12.9%	$2,077,067	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,462,126	14.2%	$2,565,789	>	10.5%
Tier 1 Capital (to Average Assets)	$3,155,469	10.5%	$1,199,485	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For March 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $108 million in dividends to the Company for the three months ended March 31, 2022, and $1.0 billion in dividends to the Company for the three months ended March 31, 2021, with the proceeds primarily used to fund the 2022, 2021, and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
44 SLM CORPORATION

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2022, we had $562 million of outstanding contractual loan commitments which we expect to fund during the remainder of the 2021/2022 academic year. At March 31, 2022, we had a $33 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
Regulatory Matters
For additional information regarding our regulatory matters, see Notes to Consolidated Financial Statements, Note 20, “Commitments, Contingencies and Guarantees” in our 2021 Form 10-K.
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

SLM CORPORATION 45

15. Subsequent Event

2022 Loan Sales
On April 27, 2022, we sold approximately $2.0 billion of our Private Education Loans, including approximately $1.9 billion in principal and approximately $130 million in capitalized interest to an unaffiliated third party. The gain on sale of loans sold expressed as a percentage was in the low double-digits and will be recognized in the second-quarter 2022 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans pursuant to the terms of the applicable transaction documents.
46 SLM CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022) (the “2021 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2021 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2022 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2021 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—‘Non-GAAP Core Earnings’ ” in this Form 10-Q for the
SLM CORPORATION 47

quarter ended March 31, 2022 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.
Impact of COVID-19 on Sallie Mae
In April 2022, we returned to our offices, with most employees working under a hybrid model of some days in the office and other days working from home.
For further discussion of the impact of the coronavirus 2019 or COVID-19 (“COVID-19”) pandemic on the Company, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in the 2021 Form 10-K.
The COVID-19 crisis is unprecedented and has had a significant impact on the economic environment globally and in the U.S. There is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. Economists expect the impact of COVID-19 on the U.S. economy to continue to be significant into 2022 and beyond. See Part I, Item 1A. “Risk Factors — Pandemic Risk” in the 2021 Form 10-K for additional discussion regarding the risks associated with COVID-19.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended March 31,
	2022	2021
Net income attributable to SLM Corporation common stock	$127,537	$640,006
Diluted earnings per common share	$0.45	$1.75
Weighted average shares used to compute diluted earnings per common share	280,654	366,240
Return on assets(1)	1.8%	8.3%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,586,223	$19,632,933
Ending FFELP Loans, net	680,044	725,300
Ending total education loans, net	$21,266,267	$20,358,233

Ending Credit Cards, net	$25,408	$10,054

Average education loans	$22,548,810	$21,718,780
Average Credit Cards	$26,622	$11,841
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2022.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A
48 SLM CORPORATION

brief summary of our key financial measures (net interest income; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; non-GAAP “Core Earnings;” Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Unrealized gains (losses) on instruments not in a hedging relationship	$(248)	$(10,863)
Interest reclassification	243	10,891
Gains (losses) on derivatives and hedging activities, net	$(5)	$28

SLM CORPORATION 49

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$128,812	$641,207
Preferred stock dividends	1,275	1,201
GAAP net income attributable to SLM Corporation common stock	$127,537	$640,006

Adjustments:
Net impact of derivative accounting(1)	248	10,863
Net tax expense(2)	60	2,627
Total non-GAAP “Core Earnings” adjustments to GAAP	188	8,236
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$127,725	$648,242

GAAP diluted earnings per common share	$0.45	$1.75
Derivative adjustments, net of tax	0.01	0.02
Non-GAAP “Core Earnings” diluted earnings per common share	$0.46	$1.77

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
(2) Non-GAAP “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Provisions for credit losses	$98,050	$(225,767)
Total portfolio net charge-offs	$(76,030)	$(47,612)

We evaluate management’s performance internally using a measure that starts with non-GAAP “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses, and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.

50 SLM CORPORATION

LIBOR Transition
Following announcements by the United Kingdom's Financial Conduct Authority (“UKFCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
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
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023, although we may accelerate the transition of our legacy Private Education Loans depending upon a number of considerations, including regulatory guidance. Approximately $309 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.

SLM CORPORATION 51

The chart below depicts our current LIBOR exposure at March 31, 2022.

As of March 31, 2022 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$9,181,658
FFELP Loans	578,594
Available-for-sale investments	63,019
Total Assets	$9,823,271

Deposits	$3,951,933
Private Education Loan term securitizations - no contractual fallback	309,247
Private Education Loan term securitizations - alternative reference rate fallback	649,823
Total Liabilities	4,911,003

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$5,162,073

Off-Balance Sheet:
Pay LIBOR derivative notional	$3,678,960
Receive LIBOR derivative notional	1,407,412
Total derivative notional	5,086,372

Secured Borrowing Facility	2,000,000

Total Off-Balance Sheet	$7,086,372

See Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.

52 SLM CORPORATION

Strategic Imperatives
To further focus our business and increase shareholder value, we continue to advance our strategic imperatives. Our focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to seek to better inform the external narrative about student lending and Sallie Mae. We also strive to maintain a rigorous and predictable capital allocation and return program to create shareholder value. We are focused on driving a mission-led culture that continues to make Sallie Mae a great place to work. We also continue to strengthen our risk and compliance function, enhance and build upon our risk management framework, and assess and monitor enterprise-wide risk.
During the first three months of 2022, we made the following progress on the above corporate strategic imperatives.
Acquisition of Nitro College
On March 4, 2022, we completed the previously announced acquisition of Nitro, which provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. The addition of Nitro will bring innovative products, tools, and resources to help students and families confidently navigate their higher education journey.
We expect the acquisition of Nitro to enhance future strategic growth opportunities for Sallie Mae and to immediately expand our digital marketing capabilities, reduce the cost to acquire customer accounts, and accelerate our progress to become a broader education solutions provider helping students to, through, and immediately after college. For additional information on this transaction, see Notes to Consolidated Financial Statements, Note 1, “Significant Accounting Policies — Business Combination,” and Note 6, “Goodwill and Acquired Intangible Assets.”
2022-A Transaction
During the first three months of 2022, we sold $95 million of our Private Education Loans, including $89 million in principal and $6 million in capitalized interest, to an unaffiliated third party. This sale was part of a larger transaction in which the unaffiliated third-party sold to SMB Private Education Loan Trust 2022-A approximately $973 million of Private Education Loans that the third-party seller previously purchased from us on November 17, 2021. The sale of the $95 million of Private Education Loans qualified for sale treatment and removed the balance of those loans from our balance sheet on the settlement date of the 2022-A Transaction. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. The sale resulted in our recognizing a gain of $10 million during the three months ended March 31, 2022. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 8, “Borrowings — Unconsolidated VIEs - 2022-A Transaction.”
Share Repurchases under our Rule 10b5-1 trading plan
During the three months ended March 31, 2022, we repurchased 9.5 million shares of our common stock at a total cost of $176 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.

SLM CORPORATION 53

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Interest income:
Loans	$458	$432	$26	6%
Investments	5	3	2	67
Cash and cash equivalents	2	1	1	100
Total interest income	465	436	29	7
Total interest expense	90	105	(15)	(14)
Net interest income	375	331	44	13
Less: provisions for credit losses	98	(226)	324	143
Net interest income after provisions for credit losses	277	557	(280)	(50)
Non-interest income:
Gains on sales of loans, net	10	399	(389)	(97)
Other income	12	14	(2)	(14)
Total non-interest income	22	413	(391)	(95)
Non-interest expenses:
Total operating expenses	132	125	7	6
Acquired intangible assets amortization expense	1	—	1	100
Restructuring expenses	—	1	(1)	(100)
Total non-interest expenses	133	126	7	6
Income before income tax expense	166	844	(678)	(80)
Income tax expense	37	203	(166)	(82)
Net income	129	641	(512)	(80)
Preferred stock dividends	1	1	—	—
Net income attributable to SLM Corporation common stock	$128	$640	$(512)	(80)%
Basic earnings per common share	$0.46	$1.77	$(1.31)	(74)%
Diluted earnings per common share	$0.45	$1.75	$(1.30)	(74)%
Declared dividends per common share	$0.11	$0.03	$0.08	267%

54 SLM CORPORATION

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
For the three months ended March 31, 2022, net income was $129 million, or $0.45 diluted earnings per common share, compared with net income of $641 million, or $1.75 diluted earnings per common share, for the three months ended March 31, 2021.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $44 million in the current quarter compared with the year-ago quarter primarily due to an $845 million increase in average loans outstanding and an 89-basis point increase in our net interest margin. Our net interest margin increased because of a combination of factors, including a $3.3 billion reduction in low-yielding average cash and other short-term investments, an increase in the yield on our loans and other interest-earning assets, and lower cost of funds. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased in the first quarter of 2022, we saw the yields on our interest-earning assets increase while our cost of funds remained relatively flat compared with the fourth quarter of 2021, and lower than the year-ago quarter. The higher level of cash and other short-term investments in 2021 was primarily the result of the $3.16 billion Private Education Loan sale that occurred in the first quarter of 2021.
•Provision for credit losses in the current quarter was $98 million, compared with a $226 million negative provision in the year-ago quarter. During the first quarter of 2022, the provision for credit losses was primarily affected by new loan commitments made during the quarter and additional management overlays, which were partially offset by improved economic forecasts and faster prepayment rates. In the year-ago quarter, the provision for credit losses was favorably affected by improved economic forecasts and faster prepayments speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayments speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
•Gains on sales of loans were $10 million in the current quarter, compared with $399 million in the year-ago quarter. The decrease in gains on sales of loans was primarily the result of selling $95 million of Private Education Loans in the first quarter of 2022, compared with the sale of $3.16 billion of Private Education Loans in the year-ago quarter.
•Other income was $12 million in the first quarter of 2022, compared with $14 million in the year-ago quarter. The decrease in other income compared with the year-ago quarter was primarily the result of a $2 million decrease in third-party servicing fees.
•First-quarter 2022 total operating expenses were $132 million, compared with $125 million in the year-ago quarter. The increase in total operating expenses was primarily driven by transaction costs related to our acquisition of Nitro, higher personnel costs, and higher initiative spending.
•During the first quarter of 2022, we recorded approximately $1 million in amortization of acquired intangible assets related to our acquisition of Nitro. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets.”
•First-quarter 2022 income tax expense was $37 million, compared with $203 million in the year-ago quarter. Our effective income tax rate decreased to 22.5 percent in the first quarter of 2022 from 24.1 percent in the year-ago quarter. The decrease in the effective rate for the first quarter of 2022 was primarily due to a tax benefit related to stock compensation.
SLM CORPORATION 55

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,858,270	8.38%	$20,984,491	8.22%
FFELP Loans	690,540	3.51	734,289	3.41
Credit Cards	26,622	3.95	11,841	0.78
Taxable securities	2,646,397	0.84	1,995,662	0.50
Cash and other short-term investments	3,535,198	0.20	6,789,310	0.14
Total interest-earning assets	28,757,027	6.56%	30,515,593	5.80%

Non-interest-earning assets	472,002		736,592

Total assets	$29,229,029		$31,252,185

Average Liabilities and Equity
Brokered deposits	$10,131,989	1.25%	$11,899,664	1.52%
Retail and other deposits	11,058,963	0.66	10,683,618	0.82
Other interest-bearing liabilities(1)	5,779,749	2.87	5,193,925	3.03
Total interest-bearing liabilities	26,970,701	1.35%	27,777,207	1.53%

Non-interest-bearing liabilities	97,582		666,764
Equity	2,160,746		2,808,214
Total liabilities and equity	$29,229,029		$31,252,185

Net interest margin		5.29%		4.40%

(1)  Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

56 SLM CORPORATION

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2022 vs. 2021
Interest income	$28,880	$54,678	$(25,798)
Interest expense	(15,038)	(12,079)	(2,959)
Net interest income	$43,918	$63,592	$(19,674)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of March 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,033,213	$90	$—	$4,033,303
Grace, repayment and other(2)	17,702,156	682,183	27,547	18,411,886
Total, gross	21,735,369	682,273	27,547	22,445,189
Deferred origination costs and unamortized premium/(discount)	71,907	1,770	171	73,848
Allowance for credit losses	(1,221,053)	(3,999)	(2,310)	(1,227,362)
Total loans held for investment portfolio, net	$20,586,223	$680,044	$25,408	$21,291,675

% of total	97%	3%	—%	100%

As of December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,544,030	$82	$—	$3,544,112
Grace, repayment and other(2)	17,172,833	695,134	25,014	17,892,981
Total, gross	20,716,863	695,216	25,014	21,437,093
Deferred origination costs and unamortized premium/(discount)	67,488	1,815	222	69,525
Allowance for credit losses	(1,158,977)	(4,077)	(2,281)	(1,165,335)
Total loans held for investment portfolio, net	$19,625,374	$692,954	$22,955	$20,341,283

% of total	97%	3%	—%	100%
(1)      Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)     Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION 57

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended March 31,
(Dollars in thousands)	2022		2021
Private Education Loans	$21,858,270	97%	$20,984,491	97%
FFELP Loans	690,540	3	734,289	3
Credit Cards	26,622	—	11,841	—
Total portfolio	$22,575,432	100%	$21,730,621	100%

Loans Held for Investment, Net — Activity

Three Months Ended March 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	1,357,719	—	—	1,357,719
Variable-rate	836,916	—	21,323	858,239
Total acquisitions and originations	2,194,635	—	21,323	2,215,958
Capitalized interest and deferred origination cost premium amortization	114,691	6,567	(80)	121,178
Sales	(89,058)	—	—	(89,058)
Loan consolidations to third-parties	(499,431)	(8,683)	—	(508,114)
Allowance	(62,076)	78	(29)	(62,027)
Repayments and other	(697,912)	(10,872)	(18,761)	(727,545)
Ending balance	$20,586,223	$680,044	$25,408	$21,291,675

Three Months Ended March 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	1,015,787	—	—	1,015,787
Variable-rate	1,052,088	—	8,760	1,060,848
Total acquisitions and originations	2,067,875	—	8,760	2,076,635
Capitalized interest and deferred origination cost premium amortization	85,470	7,629	(185)	92,914
Sales	(125,792)	—	—	(125,792)
Transfer from loans held-for-sale	25,040	—	—	25,040
Loan consolidations to third-parties	(389,209)	(6,670)	—	(395,879)
Allowance	182,469	60	173	182,702
Repayments and other	(649,888)	(10,927)	(9,661)	(670,476)
Ending balance	$19,632,933	$725,300	$10,054	$20,368,287

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at March 31, 2022 increased by 2 percent compared with March 31, 2021, and now total 42 percent of our Private Education Loans held for investment portfolio at March 31, 2022.
58 SLM CORPORATION

“Loan consolidations to third-parties” for the three months ended March 31, 2022 total 5.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at March 31, 2022, or 2.4 percent of our total Private Education Loans held for investment portfolio at March 31, 2022, compared with the year-ago period of 4.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 2.0 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended March 31,
(Dollars in thousands)	2022	%	2021	%
Smart Option - interest only(1)	$430,329	20%	$475,442	23%
Smart Option - fixed pay(1)	711,395	32	614,883	30
Smart Option - deferred(1)	867,108	40	773,592	37
Graduate Loan	150,460	7	162,483	8
Parent Loan(2)	29,365	1	38,513	2
Total Private Education Loan originations	$2,188,657	100%	$2,064,913	100%

Percentage of loans with a cosigner	88.0%		88.5%
Average FICO at approval(3)	748		751

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2021 Form 10-K for a further discussion.
(2) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid-December 2022.
(3) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 59

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended March 31, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	94,686	—	—	94,686	126,880	—	—	126,880
Less:
Charge-offs	(83,856)	(99)	(111)	(84,066)	(55,139)	(89)	(88)	(55,316)
Plus:
Recoveries	8,033	—	3	8,036	7,703	—	1	7,704
Provisions for credit losses:
Provision, current period	48,460	21	137	48,618	(254,942)	29	(86)	(254,999)
Loan sale reduction to provision	(5,247)	—	—	(5,247)	(8,858)	—	—	(8,858)
Loans transferred from held-for-sale	—	—	—	—	1,887	—	—	1,887
Total provisions for credit losses(2)	43,213	21	137	43,371	(261,913)	29	(86)	(261,970)
Ending balance	$1,221,053	$3,999	$2,310	$1,227,362	$1,173,375	$4,318	$1,328	$1,179,021

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, (dollars in thousands)
	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$43,213	$(261,913)
Provisions for unfunded loan commitments	54,679	36,203
Total Private Education Loan provisions for credit losses	97,892	(225,710)
Other impacts to the provisions for credit losses:
FFELP Loans	21	29
Credit Cards	137	(86)
Total	158	(57)
Provisions for credit losses reported in consolidated statements of income	$98,050	$(225,767)

60 SLM CORPORATION

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2022, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 42 percent of our total Private Education Loans held for investment portfolio at March 31, 2022, compared with 44 percent at March 31, 2021.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Credit Losses” and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2021 Form 10-K.
SLM CORPORATION 61

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2022		2021
March 31, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$5,405,952		$5,393,674
Loans in forbearance(1)(3)	234,260		570,227
Loans in repayment(1) and percentage of each status:
Loans current	15,530,080	96.5%	14,471,427	97.9%
Loans delinquent 30-59 days(4)	260,535	1.6	152,743	1.0
Loans delinquent 60-89 days(4)	169,060	1.1	86,390	0.6
Loans 90 days or greater past due(4)	135,482	0.8	67,379	0.5
Total Private Education Loans in repayment	16,095,157	100.0%	14,777,939	100.0%
Total Private Education Loans, gross	21,735,369		20,741,840
Private Education Loans deferred origination costs and unamortized premium/(discount)	71,907		64,468
Total Private Education Loans	21,807,276		20,806,308
Private Education Loans allowance for losses	(1,221,053)		(1,173,375)
Private Education Loans, net	$20,586,223		$19,632,933

Percentage of Private Education Loans in repayment		74.1%		71.2%

Delinquencies as a percentage of Private Education Loans in repayment		3.5%		2.1%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.4%		3.7%
(1)At March 31, 2021, the loans in the “in-school/grace/deferment” category above include $273 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the pandemic, or for other reasons, and who then received an extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in forbearance” category above include $29 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. At March 31, 2021, the loans in the “in repayment” category above include $482 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2021 Form 10-K.
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.5 percent at March 31, 2022 from 2.1 percent at March 31, 2021, and the forbearance rate decreased to 1.4 percent at March 31, 2022 from 3.7 percent at March 31, 2021. The delinquency rate on March 31, 2022 was higher than the year-ago quarter due to several factors, including the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance, as well as certain loans whose borrowers took a “gap year” during the pandemic entering repayment in late 2021. The lower forbearance rate was the result of the aforementioned credit administration practices changes. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “— Use of Forbearance and Rate Modifications as a Private Education Loan Tool” in the 2021 Form 10-K.

62 SLM CORPORATION

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$1,158,977	$1,355,844
Transfer from unfunded commitment liability(1)	94,686	126,880
Provision for credit losses:
Provision, current period	48,460	(254,942)
Loan sale reduction to provision	(5,247)	(8,858)
Loans transferred from held-for-sale	—	1,887
Total provision	43,213	(261,913)
Net charge-offs:
Charge-offs	(83,856)	(55,139)
Recoveries	8,033	7,703
Net charge-offs	(75,823)	(47,436)
Ending balance	$1,221,053	$1,173,375

Allowance as a percentage of the ending total loan balance	5.62%	5.66%
Allowance as a percentage of the ending loans in repayment(2)	7.59%	7.94%
Allowance coverage of net charge-offs (annualized)	4.03	6.18
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	1.89%	1.29%
Delinquencies as a percentage of ending loans in repayment(2)	3.51%	2.07%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.43%	3.72%
Ending total loans, gross	$21,735,369	$20,741,840
Average loans in repayment(2)	$16,013,289	$14,743,508
Ending loans in repayment(2)	$16,095,157	$14,777,939
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
SLM CORPORATION 63

The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2022, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of loans in repayment and forbearance were 1.1 percent. Approximately 75 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of March 31, 2022 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,406	$5,406
Loans in forbearance	141	35	23	15	20	—	234
Loans in repayment - current	5,408	3,244	2,288	1,562	3,028	—	15,530
Loans in repayment - delinquent 30-59 days	104	46	36	26	49	—	261
Loans in repayment - delinquent 60-89 days	78	26	21	15	29	—	169
Loans in repayment - 90 days or greater past due	63	23	15	11	23	—	135
Total	$5,794	$3,374	$2,383	$1,629	$3,149	$5,406	21,735
Deferred origination costs and unamortized premium/(discount)							72
Allowance for credit losses							(1,221)
Total Private Education Loans, net							$20,586

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.86%	0.21%	0.15%	0.09%	0.12%	—%	1.43%

As of March 31, 2021 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,394	$5,394
Loans in forbearance	316	78	62	46	68	—	570
Loans in repayment - current	4,421	3,244	2,220	1,614	2,973	—	14,472
Loans in repayment - delinquent 30-59 days	62	27	19	17	28	—	153
Loans in repayment - delinquent 60-89 days	37	17	11	7	14	—	86
Loans in repayment - 90 days or greater past due	28	11	10	7	11	—	67
Total	$4,864	$3,377	$2,322	$1,691	$3,094	$5,394	20,742
Deferred origination costs and unamortized premium/(discount)							64
Allowance for credit losses							(1,173)
Total Private Education Loans, net							$19,633

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.06%	0.51%	0.41%	0.30%	0.44%	—%	3.72%

64 SLM CORPORATION

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2022 and December 31, 2021.

As of March 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(2)	$220,117	$310,376	$14,625,889	$7,854	$930,921	$16,095,157
$ in total	$311,852	$311,491	$19,737,147	$8,015	$1,366,864	$21,735,369

As of December 31, 2021 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training	Graduate Loan	Total
$ in repayment(2)	$221,637	$301,422	$14,097,819	$9,354	$880,980	$15,511,212
$ in total	$318,055	$302,764	$18,789,771	$9,402	$1,296,871	$20,716,863
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

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans held for investment. The table also discloses the amount of accrued interest on loans 90 days or greater past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on that loan in that month. The accrued interest on these loans will be capitalized against the balance of the loans when the borrower exits the grace period upon separation from school.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest
March 31, 2022	$1,241,574	$6,292	$5,505
December 31, 2021	$1,187,123	$3,635	$4,937
March 31, 2021	$1,248,475	$3,695	$4,405

SLM CORPORATION 65

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2022	December 31, 2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$8,510	$2,588
Sallie Mae Bank(1)	3,254,085	4,332,015
Available-for-sale investments	2,111,180	2,325,711
Total unrestricted cash and liquid investments	$5,373,775	$6,660,314

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
66 SLM CORPORATION

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$9,674	$4,284
Sallie Mae Bank(1)	3,308,624	6,582,708
Available-for-sale investments	2,452,193	1,837,361
Total unrestricted cash and liquid investments	$5,770,491	$8,424,353
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest bearing	$21,192,004	$20,826,692
Deposits - non-interest bearing	2,022	1,432
Total deposits	$21,194,026	$20,828,124

Our total deposits of $21.2 billion were comprised of $10.0 billion in brokered deposits and $11.2 billion in retail and other deposits at March 31, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of March 31, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.8 billion and $7.3 billion of our deposit total as of March 31, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended March 31, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million for the three months ended March 31, 2022. There were no related fees paid in the three months ended March 31, 2021.
SLM CORPORATION 67

Interest bearing deposits at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$10,984,116	0.79%	$10,473,569	0.69%
Savings	968,059	0.43	959,122	0.43
Certificates of deposit	9,239,829	1.37	9,394,001	1.20
Deposits - interest bearing	$21,192,004		$20,826,692
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of March 31, 2022, and December 31, 2021, there were $532 million and $743 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $42 million and $35 million at March 31, 2022 and December 31, 2021, respectively.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment, or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the FRB on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio is primarily comprised of U.S. government-sponsored enterprises and Treasuries, and a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet CRA targets. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2022, $4.8 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.3 percent and 5.7 percent, respectively, of our total notional derivative contracts of $5.1 billion at March 31, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2022 was $(64) million and $(0.4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2022 and December 31, 2021, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $9 million and $9 million, respectively.
68 SLM CORPORATION

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2022.

As of March 31, 2022 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$9,233
Exposure to counterparties with credit ratings, net of collateral	$9,233
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
 Capital Management
The Bank intends to maintain at all times regulatory capital levels that meet both the minimum levels required under U.S. Basel III (including applicable buffers) and the levels necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework, in order to support asset growth and operating needs, address unexpected credit risks, and protect the interests of depositors and the Deposit Insurance Fund (the “DIF”) administered by the FDIC. The Bank’s Capital Policy requires management to monitor these capital standards and the Bank’s compliance with them. The Board of Directors and management periodically evaluate the quality of assets, the stability of earnings, and the adequacy of the allowance for credit losses for the Bank. The Company is a source of strength for the Bank and will provide additional capital if necessary.
We believe that current and projected capital levels are appropriate for 2022. As of March 31, 2022, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
SLM CORPORATION 69

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
At March 31, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Three Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	March 31, 2022	March 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 30, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,155,469	12.9%	$1,710,526	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,155,469	12.9%	$2,077,067	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,462,126	14.2%	$2,565,789	>	10.5%
Tier 1 Capital (to Average Assets)	$3,155,469	10.5%	$1,199,485	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For March 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above.

70 SLM CORPORATION

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $108 million in dividends to the Company for the three months ended March 31, 2022, and $1.0 billion in dividends to the Company for the three months ended March 31, 2021, with the proceeds primarily used to fund the 2022, 2021, and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2022 and December 31, 2021, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings.”

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$986,591	$986,591	$—	$986,138	$986,138
Total unsecured borrowings	—	986,591	986,591	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,608,606	3,608,606	—	3,897,996	3,897,996
Variable-rate	—	957,300	957,300	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,565,906	4,565,906	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,565,906	4,565,906	—	4,944,852	4,944,852
Total	$—	$5,552,497	$5,552,497	$—	$5,930,990	$5,930,990
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2022 or in the year ended December 31, 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.9 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2022 or in the year ended December 31, 2021.

SLM CORPORATION 71

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2022, we had $562 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2021/2022 academic year. At March 31, 2022, we had a $33 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for credit losses, can be found in our 2021 Form 10-K. During the three months ended March 31, 2022, we adopted ASU No. 2022-02, which affects the accounting and disclosure of TDRs, as discussed below.
Recently Issued and Adopted Accounting Pronouncements
On March 31, 2022, the FASB issued ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The enhanced disclosures are required to be provided for modifications made starting in the period of adoption. Information about modifications in periods before adoption is not required to be provided.
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted the amendments in ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We have elected to early adopt ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption did not affect our consolidated financial statements. For additional information, see Notes to Consolidated Financial Statements, Note 4, "Allowance for Credit Losses".

72 SLM CORPORATION

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis. 1-month LIBOR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. On April 1, 2021, we began offering variable-rate Private Education Loans based on the 30-day average SOFR, replacing 1-month LIBOR for new originations. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, including both 1-month LIBOR and 30-day average SOFR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2022 and 2021, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates very low, a 100 or 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for those scenarios have not been presented. At March 31, 2022, the full impact of a 100-basis point downward rate shock cannot be modeled for some instruments on our balance sheet, due to the current low rate environment. The EAR results for March 31, 2022 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position has shifted slightly negative but demonstrates a very balanced position. The EVE metrics are very similar to results from one year ago.

	2022			2021
As of March 31,	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points
EAR - Shock	-0.11%	0.0%	N/A	+4.0%	+1.4%	N/A
EAR - Ramp	-0.26%	-0.1%	N/A	+3.9%	+1.4%	N/A
EVE	-13.3%	-4.5%	N/A	-13.7%	-4.9%	N/A

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
SLM CORPORATION 73

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of March 31, 2022 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$691.9	$(691.9)
SOFR Rate	monthly	1,867.8	1,255.3	612.5
3-month Treasury bill	weekly	103.7	—	103.7
Prime	monthly	28.5	—	28.5
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	9,244.7	7,182.6	2,062.1
1-month LIBOR	daily	578.6	—	578.6
Non-Discrete reset(2)	daily/weekly	3,489.4	4,343.2	(853.8)
Fixed-Rate(3)		13,739.1	15,327.7	(1,588.6)
Total		$29,051.8	$29,051.8	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, SOFR, 1-Month LIBOR monthly, Non-Discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate, SOFR, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.8 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
74 SLM CORPORATION

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2022.

As of March 31, 2022 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.83
Cash and investments	1.62
Total earning assets	4.15

Deposits
Short-term deposits	0.98
Long-term deposits	2.63
Total deposits	1.33

Borrowings
Long-term borrowings	3.55
Total borrowings	3.55

SLM CORPORATION 75

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

76 SLM CORPORATION

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
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2021 Form 10-K.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2022.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2022	1,190	$18.90	633	$1,276,000
February 1 - February 28, 2022	2,374	$19.78	2,220	$1,232,000
March 1 - March 31, 2022	6,904	$17.94	6,680	$1,113,000
Total first-quarter 2022	10,468	$18.46	9,533

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
(2)     In the first quarter of 2022, we utilized all capacity then remaining under the 2021 Share Repurchase Program. As of March 31, 2022, we had $1.1 billion remaining under the 2022 Share Repurchase Program.
(3)    In the first quarter of 2022, we repurchased 9.5 million shares under our 10b5-1 trading plans. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2022 was $18.36.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
SLM CORPORATION 77

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Performance Stock Unit Term Sheet.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

78 SLM CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 27, 2022

SLM CORPORATION 79