Form 10-Q
period 2022-06-30
SLM Corp
filed 2022-07-27
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2022, there were 251,384,140 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$3,649,651	$4,334,603
Investments:
Trading investments at fair value (cost of $42,203 and $29,049, respectively)	47,707	37,465
Available-for-sale investments at fair value (cost of $2,713,795 and $2,535,568, respectively)	2,566,556	2,517,956
Other investments	137,580	140,037
Total investments	2,751,843	2,695,458
Loans held for investment (net of allowance for losses of $1,081,066 and $1,165,335, respectively)	19,201,328	20,341,283
Restricted cash	147,104	210,741
Other interest-earning assets	10,183	9,655
Accrued interest receivable	1,192,610	1,205,667
Premises and equipment, net	146,814	150,516
Goodwill and acquired intangible assets, net	122,850	—
Income taxes receivable, net	225,073	239,578
Tax indemnification receivable	8,268	8,047
Other assets	43,049	26,351
Total assets	$27,498,773	$29,221,899

Liabilities
Deposits	$19,979,721	$20,828,124
Long-term borrowings	5,219,310	5,930,990
Other liabilities	322,932	313,074
Total liabilities	25,521,963	27,072,188
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 435.1 million and 432.0 million shares issued, respectively	87,021	86,403
Additional paid-in capital	1,095,296	1,074,384
Accumulated other comprehensive loss (net of tax benefit of ($20,409) and ($5,707), respectively)	(63,999)	(17,897)
Retained earnings	3,225,610	2,817,134
Total SLM Corporation stockholders’ equity before treasury stock	4,594,998	4,211,094
Less: Common stock held in treasury at cost: 183.7 million and 153.1 million shares, respectively	(2,618,188)	(2,061,383)
Total equity	1,976,810	2,149,711
Total liabilities and equity	$27,498,773	$29,221,899

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans	$446,040	$430,099	$904,084	$861,903
Investments	8,513	3,168	13,992	5,896
Cash and cash equivalents	8,478	1,423	9,993	3,049
Total interest income	463,031	434,690	928,069	870,848
Interest expense:
Deposits	60,468	57,256	110,005	123,854
Interest expense on short-term borrowings	2,973	5,700	5,848	8,902
Interest expense on long-term borrowings	36,782	32,950	74,376	68,194
Total interest expense	100,223	95,906	190,229	200,950
Net interest income	362,808	338,784	737,840	669,898
Less: provisions for credit losses	30,545	69,677	128,595	(156,090)
Net interest income after provisions for credit losses	332,263	269,107	609,245	825,988
Non-interest income:
Gains on sales of loans, net	239,997	3,679	249,878	402,790
Gains (losses) on derivatives and hedging activities, net	—	89	(5)	117
Other income	18,256	48,580	30,305	62,868
Total non-interest income	258,253	52,348	280,178	465,775
Non-interest expenses:
Operating expenses:
Compensation and benefits	66,011	62,616	137,992	134,197
FDIC assessment fees	1,225	5,925	6,909	11,113
Other operating expenses	64,494	59,469	118,835	107,199
Total operating expenses	131,730	128,010	263,736	252,509
Acquired intangible assets amortization expense	2,417	—	3,150	—
Restructuring expenses	—	70	—	1,147
Total non-interest expenses	134,147	128,080	266,886	253,656
Income before income tax expense	456,369	193,375	622,537	1,038,107
Income tax expense	114,296	53,174	151,652	256,699
Net income	342,073	140,201	470,885	781,408
Preferred stock dividends	1,757	1,192	3,032	2,393
Net income attributable to SLM Corporation common stock	$340,316	$139,009	$467,853	$779,015
Basic earnings per common share	$1.30	$0.45	$1.74	$2.32
Average common shares outstanding	261,333	312,183	269,112	336,478
Diluted earnings per common share	$1.29	$0.44	$1.72	$2.28
Average common and common equivalent shares outstanding	264,122	317,119	272,343	341,544
Declared dividends per common share	$0.11	$0.03	$0.22	$0.06

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$342,073	$140,201	$470,885	$781,408
Other comprehensive income (loss):
Unrealized losses on investments	(48,188)	2,354	(129,229)	(7,717)
Unrealized gains on cash flow hedges	15,895	856	68,425	24,279
Total unrealized gains (losses)	(32,293)	3,210	(60,804)	16,562
Income tax (expense) benefit	7,808	(773)	14,702	(4,002)
Other comprehensive income (loss), net of tax (expense) benefit	(24,485)	2,437	(46,102)	12,560
Total comprehensive income	$317,588	$142,638	$424,783	$793,968

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2022	2,510,696	434,608,189	(163,524,633)	271,083,556	$251,070	$86,922	$1,086,852	$(39,514)	$2,913,544	$(2,254,667)	$2,044,207
Net income	—	—	—	—	—	—	—	—	342,073	—	342,073
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(24,485)	—	—	(24,485)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	317,588
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(28,083)	—	(28,083)
Preferred Stock, Series B ($0.70 per share)	—	—	—	—	—	—	—	—	(1,757)	—	(1,757)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	166	—	(167)	—	(1)
Issuance of common shares	—	493,893	—	493,893	—	99	(97)	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	8,375	—	—	—	8,375
Common stock repurchased	—	—	(19,997,008)	(19,997,008)	—	—	—	—	—	(360,095)	(360,095)
Shares repurchased related to employee stock-based compensation plans	—	—	(196,301)	(196,301)	—	—	—	—	—	(3,426)	(3,426)
Balance at June 30, 2022	2,510,696	435,102,082	(183,717,942)	251,384,140	$251,070	$87,021	$1,095,296	$(63,999)	$3,225,610	$(2,618,188)	$1,976,810

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	781,408	—	781,408
Other comprehensive income, net of tax	—	—	—	—	—	—	—	12,560	—	—	12,560
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	793,968
Cash dividends declared:
Common stock ($0.06 per share)	—	—	—	—	—	—	—	—	(20,170)	—	(20,170)
Preferred Stock, Series B ($0.95 per share)	—	—	—	—	—	—	—	—	(2,393)	—	(2,393)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	522	—	(538)	—	(16)
Issuance of common shares	—	3,281,307	—	3,281,307	—	656	1,365	—	—	—	2,021
Stock-based compensation expense	—	—	—	—	—	—	17,568	—	—	—	17,568
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,688)	—	—	—	(472,388)
Common stock repurchased	—	—	(43,007,211)	(43,007,211)	—	—	174,684	—	—	(734,801)	(560,117)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,252,412)	(1,252,412)	—	—	—	—	—	(17,930)	(17,930)
Balance at June 30, 2021	2,510,696	431,508,098	(125,700,875)	305,807,223	$251,070	$86,302	$1,058,698	$(21,640)	$2,480,672	$(1,551,724)	$2,303,378

See accompanying notes to consolidated financial statements.

8 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	470,885	—	470,885
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(46,102)	—	—	(46,102)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	424,783
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(58,576)	—	(58,576)
Preferred Stock, Series B ($1.21 per share)	—	—	—	—	—	—	—	—	(3,032)	—	(3,032)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	784	—	(801)	—	(17)
Issuance of common shares	—	3,088,710		3,088,710	—	618	(168)	—	—	—	450
Stock-based compensation expense	—	—	—	—	—	—	20,296	—	—	—	20,296
Common stock repurchased	—	—	(29,530,400)	(29,530,400)	—	—	—	—	—	(536,038)	(536,038)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,130,903)	(1,130,903)	—	—	—	—	—	(20,767)	(20,767)
Balance at June 30, 2022	2,510,696	435,102,082	(183,717,942)	251,384,140	$251,070	$87,021	$1,095,296	$(63,999)	$3,225,610	$(2,618,188)	$1,976,810

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Operating activities
Net income	$470,885	$781,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	128,595	(156,090)
Income tax expense	151,652	256,699
Amortization of brokered deposit placement fee	6,575	8,194
Amortization of Secured Borrowing Facility upfront fee	1,218	1,486
Amortization of deferred loan origination costs and loan premium/(discounts), net	8,186	7,983
Net amortization of discount on investments	1,022	4,079
(Increase) reduction in tax indemnification receivable	(221)	5,649
Depreciation of premises and equipment	8,489	7,545
Acquired intangible assets amortization expense	3,150	—
Stock-based compensation expense	20,296	17,568
Unrealized (gains) losses on derivatives and hedging activities, net	(27)	17,809
Gains on sales of loans, net	(249,878)	(402,790)
Acquisition transaction costs, net	2,602	—
Other adjustments to net income, net	10,896	(31,210)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(372,454)	(369,343)
Increase in non-marketable securities	(992)	(8,611)
(Increase) decrease in other interest-earning assets	(528)	24,759
Increase in other assets	(39,862)	(96,253)
Decrease in income taxes payable, net	(118,724)	(232,124)
Decrease in accrued interest payable	(2,535)	(8,292)
Decrease in other liabilities	(25,846)	(8,399)
Total adjustments	(468,386)	(961,341)
Total net cash provided by (used in) operating activities	2,499	(179,933)
Investing activities
Loans acquired and originated	(2,857,411)	(2,628,056)
Net proceeds from sales of loans held for investment	2,333,188	3,436,085
Proceeds from FFELP Loan claim payments	14,642	9,275
Net decrease in loans held for investment (other than loan sales)	2,007,215	1,892,800
Purchases of available-for-sale securities	(753,129)	(505,004)
Proceeds from sales and maturities of available-for-sale securities	741,059	582,090
Purchase of subsidiary, net of cash acquired	(127,568)	—
Total net cash provided by investing activities	1,357,996	2,787,190
Financing activities
Brokered deposit placement fee	(3,790)	(713)
Net decrease in certificates of deposit	(1,131,940)	(2,312,940)
Net increase in other deposits	353,506	816,013
Borrowings collateralized by loans in securitization trusts - issued	—	529,253
Borrowings collateralized by loans in securitization trusts - repaid	(716,561)	(534,282)
Issuance costs for unsecured debt offering	(360)	(325)
Fees paid on Secured Borrowing Facility	(2,833)	(2,846)
Common stock dividends paid	(58,576)	(20,170)
Preferred stock dividends paid	(3,032)	(2,393)
Common stock repurchased	(545,498)	(1,027,298)
Total net cash used in financing activities	(2,109,084)	(2,555,701)
Net increase (decrease) in cash, cash equivalents and restricted cash	(748,589)	51,556
10 SLM CORPORATION

Cash, cash equivalents and restricted cash at beginning of period	4,545,344	4,609,709
Cash, cash equivalents and restricted cash at end of period	$3,796,755	$4,661,265
Cash disbursements made for:
Interest	$174,681	$192,939
Income taxes paid	$120,330	$232,285
Income taxes refunded	$(2,023)	$(1,049)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,649,651	$4,497,310
Restricted cash	147,104	163,955
Total cash, cash equivalents and restricted cash	$3,796,755	$4,661,265

See accompanying notes to consolidated financial statements.
SLM CORPORATION 11

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
The results of operations of Nitro have been included in our consolidated financial statements since the acquisition date. We have not disclosed the pro forma impact of this acquisition to the results of operations for the three and six months ended June 30, 2022, as the pro forma impact was deemed immaterial. Transaction costs associated with the Nitro acquisition were approximately $3 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income.
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
See Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets” in this Form 10-Q for additional details.
12 SLM CORPORATION

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
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We have elected to early adopt all aspects of ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Notes to Consolidated Financial Statements, Note 4, "Allowance for Credit Losses," in this Form 10-Q.

SLM CORPORATION 13

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2022 and December 31, 2021, we had $48 million and $37 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of June 30, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$404,868	$—	$21	$(50,144)	$354,745
Utah Housing Corporation bonds	4,926	—	—	(138)	4,788
U.S. government-sponsored enterprises and Treasuries	1,971,970	—	104	(83,361)	1,888,713
Other securities	332,031	—	—	(13,721)	318,310
Total	$2,713,795	$—	$125	$(147,364)	$2,566,556

As of December 31, 2021 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$376,313	$—	$1,857	$(7,073)	$371,097
Utah Housing Corporation bonds	6,943	—	18	—	6,961
U.S. government-sponsored enterprises and Treasuries	1,958,943	—	603	(11,893)	1,947,653
Other securities	193,369	—	439	(1,563)	192,245
Total	$2,535,568	$—	$2,917	$(20,529)	$2,517,956

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

14 SLM CORPORATION

2.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2022:
Mortgage-backed securities	$(19,258)	$176,135	$(30,886)	$177,659	$(50,144)	$353,794
Utah Housing Corporation bonds	(138)	4,788	—	—	(138)	4,788
U.S. government-sponsored enterprises and Treasuries	(78,992)	1,679,962	(4,369)	110,640	(83,361)	1,790,602
Other securities	(10,018)	171,782	(3,703)	35,888	(13,721)	207,670
Total	$(108,406)	$2,032,667	$(38,958)	$324,187	$(147,364)	$2,356,854

As of December 31, 2021:
Mortgage-backed securities	$(5,534)	$261,404	$(1,540)	$36,587	$(7,074)	$297,991
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(11,892)	1,199,367	—	—	(11,892)	1,199,367
Other securities	(1,563)	132,884	—	—	(1,563)	132,884
Total	$(18,989)	$1,593,655	$(1,540)	$36,587	$(20,529)	$1,630,242

At June 30, 2022 and December 31, 2021, 181 of 194 and 60 of 180, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through net income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2021 to June 30, 2022 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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
SLM CORPORATION 15

2.	Investments (Continued)
As of June 30, 2022, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of June 30, 2022 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2022	$168,911	$167,988
2023	162,572	158,500
2024	697,203	671,600
2025	297,323	289,516
2026	547,952	502,996
2027	98,007	98,111
2038	73	76
2039	858	875
2042	2,869	2,605
2043	4,890	4,626
2044	6,003	5,766
2045	5,761	5,409
2046	8,740	8,138
2047	9,848	9,394
2048	2,423	2,373
2049	17,158	16,122
2050	122,356	104,863
2051	169,687	144,802
2052	59,129	54,486
2053	124,157	116,111
2054	97,235	91,559
2055	110,640	110,640
Total	$2,713,795	$2,566,556

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $680 million and $888 million par value of securities pledged to this borrowing facility at June 30, 2022 and December 31, 2021, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. As of both June 30, 2022 and December 31, 2021, our total investment in these securities was $69 million.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $64 million at June 30, 2022 and $68 million at December 31, 2021. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $28 million at June 30, 2022 and $30 million at December 31, 2021.
16 SLM CORPORATION

2.	Investments (Continued)
Related to these investments, we recognized tax credits and other tax benefits through tax expense of less than $1 million at June 30, 2022 and $7 million at December 31, 2021. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of June 30, 2022 and December 31, 2021, 50 percent and 52 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first six months of 2022, we recognized $250 million in gains from the sale of approximately $2.24 billion of our Private Education Loans, including $2.10 billion of principal and $142 million in capitalized interest, to unaffiliated third parties. In the first six months of 2021, we recognized $403 million in gains from the sale of approximately $3.19 billion of our Private Education Loans, including $2.99 billion of principal and $195 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings - Unconsolidated VIEs.”

SLM CORPORATION 17

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Private Education Loans:
Fixed-rate	$9,748,824	$9,920,547
Variable-rate	9,770,361	10,796,316
Total Private Education Loans, gross	19,519,185	20,716,863
Deferred origination costs and unamortized premium/(discount)	66,809	67,488
Allowance for credit losses	(1,074,744)	(1,158,977)
Total Private Education Loans, net	18,511,250	19,625,374

FFELP Loans	665,666	695,216
Deferred origination costs and unamortized premium/(discount)	1,715	1,815
Allowance for credit losses	(3,929)	(4,077)
Total FFELP Loans, net	663,452	692,954

Credit Cards (fixed-rate)	28,900	25,014
Deferred origination costs and unamortized premium/(discount)	119	222
Allowance for credit losses	(2,393)	(2,281)
Total Credit Cards, net	26,626	22,955
Loans held for investment, net	$19,201,328	$20,341,283

The estimated weighted average life of education loans in our portfolio was approximately 4.8 years and 4.7 years at June 30, 2022 and December 31, 2021, respectively.

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	2022		2021
Three Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,259,956	8.69%	$20,654,285	8.22%
FFELP Loans	675,081	4.01	723,391	3.41
Credit Cards	28,220	4.00	11,694	6.64
Total portfolio	$20,963,257		$21,389,370

18 SLM CORPORATION

3.	Loans Held for Investment (Continued)

	2022		2021
Six Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,054,698	8.53%	$20,818,476	8.22%
FFELP Loans	682,768	3.76	728,810	3.41
Credit Cards	27,425	3.97	11,767	3.71
Total portfolio	$21,764,891		$21,559,053

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

SLM CORPORATION 19

4.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Three Months Ended June 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,999	$1,221,053	$2,310	$1,227,362
Transfer from unfunded commitment liability(1)	—	40,528	—	40,528
Provisions:
Provision for current period	60	24,531	459	25,050
Loan sale reduction to provision	—	(115,852)	—	(115,852)
Total provisions(2)	60	(91,321)	459	(90,802)
Net charge-offs:
Charge-offs	(130)	(106,493)	(376)	(106,999)
Recoveries	—	10,977	—	10,977
Net charge-offs	(130)	(95,516)	(376)	(96,022)
Ending Balance	$3,929	$1,074,744	$2,393	$1,081,066
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,929	$1,074,744	$2,393	$1,081,066
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$665,666	$19,519,185	$28,900	$20,213,751
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.10%	2.56%	5.33%
Allowance as a percentage of the ending total loan balance	0.59%	5.51%	8.28%
Allowance as a percentage of the ending loans in repayment(3)	0.73%	7.40%	8.28%
Allowance coverage of net charge-offs (annualized)	7.56	2.81	1.59
Ending total loans, gross	$665,666	$19,519,185	$28,900
Average loans in repayment(3)	$537,449	$14,901,040	$28,243
Ending loans in repayment(3)	$538,081	$14,525,259	$28,900

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(91,321)
Provisions for unfunded loan commitments	121,347
Total Private Education Loan provisions for credit losses	30,026
Other impacts to the provisions for credit losses:
FFELP Loans	60
Credit Cards	459
Total	519
Provisions for credit losses reported in consolidated statements of income	$30,545

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).

20 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Three Months Ended June 30, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,318	$1,173,375	$1,328	$1,179,021
Transfer from unfunded commitment liability(1)	—	24,556	—	24,556
Provisions:
Provision for current period	(2)	1,014	182	1,194
Loan sale reduction to provision	—	(1,477)	—	(1,477)
Total provisions(2)	(2)	(463)	182	(283)
Net charge-offs:
Charge-offs	(54)	(49,900)	(74)	(50,028)
Recoveries	—	6,972	6	6,978
Net charge-offs	(54)	(42,928)	(68)	(43,050)
Ending Balance	$4,262	$1,154,540	$1,442	$1,160,244
Allowance:
Ending balance: individually evaluated for impairment	$—	$80,495	$—	$80,495
Ending balance: collectively evaluated for impairment	$4,262	$1,074,045	$1,442	$1,079,749
Loans:
Ending balance: individually evaluated for impairment	$—	$1,192,743	$—	$1,192,743
Ending balance: collectively evaluated for impairment	$716,958	$19,285,014	$12,784	$20,014,756
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.04%	1.16%	2.29%
Allowance as a percentage of the ending total loan balance	0.59%	5.64%	11.28%
Allowance as a percentage of the ending loans in repayment(3)	0.78%	7.79%	11.28%
Allowance coverage of net charge-offs (annualized)	19.73	6.72	5.30
Ending total loans, gross	$716,958	$20,477,757	$12,784
Average loans in repayment(3)	$546,306	$14,743,360	$11,855
Ending loans in repayment(3)	$548,488	$14,825,375	$12,784
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
Three Months Ended June 30, 2021 (dollars in thousands)
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

SLM CORPORATION 21

4.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	135,214	—	135,214
Provisions:
Provision for current period	81	72,991	596	73,668
Loan sale reduction to provision	—	(121,099)	—	(121,099)
Total provisions(2)	81	(48,108)	596	(47,431)
Net charge-offs:
Charge-offs	(229)	(190,349)	(487)	(191,065)
Recoveries	—	19,010	3	19,013
Net charge-offs	(229)	(171,339)	(484)	(172,052)
Ending Balance	$3,929	$1,074,744	$2,393	$1,081,066
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,929	$1,074,744	$2,393	$1,081,066
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$665,666	$19,519,185	$28,900	$20,213,751
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.08%	2.23%	3.54%
Allowance as a percentage of the ending total loan balance	0.59%	5.51%	8.28%
Allowance as a percentage of the ending loans in repayment(3)	0.73%	7.40%	8.28%
Allowance coverage of net charge-offs (annualized)	8.58	3.14	2.47
Ending total loans, gross	$665,666	$19,519,185	$28,900
Average loans in repayment(3)	$541,133	$15,366,023	$27,375
Ending loans in repayment(3)	$538,081	$14,525,259	$28,900

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(48,108)
Provisions for unfunded loan commitments	176,026
Total Private Education Loan provisions for credit losses	127,918
Other impacts to the provisions for credit losses:
FFELP Loans	81
Credit Cards	596
Total	677
Provisions for credit losses reported in consolidated statements of income	$128,595

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).

22 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	151,436	—	151,436
Provisions:
Provision for current period	27	(253,928)	96	(253,805)
Loan sale reduction to provision	—	(10,335)	—	(10,335)
Loans transferred from held-for-sale	—	1,887	—	1,887
Total provisions(2)	27	(262,376)	96	(262,253)
Net charge-offs:
Charge-offs	(143)	(105,039)	(162)	(105,344)
Recoveries	—	14,675	7	14,682
Net charge-offs	(143)	(90,364)	(155)	(90,662)
Ending Balance	$4,262	$1,154,540	$1,442	$1,160,244
Allowance:
Ending balance: individually evaluated for impairment	$—	$80,495	$—	$80,495
Ending balance: collectively evaluated for impairment	$4,262	$1,074,045	$1,442	$1,079,749
Loans:
Ending balance: individually evaluated for impairment	$—	$1,192,743	$—	$1,192,743
Ending balance: collectively evaluated for impairment	$716,958	$19,285,014	$12,784	$20,014,756
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.05%	1.23%	2.59%
Allowance as a percentage of the ending total loan balance	0.59%	5.64%	11.28%
Allowance as a percentage of the ending loans in repayment(3)	0.78%	7.79%	11.28%
Allowance coverage of net charge-offs (annualized)	14.90	6.39	4.65
Ending total loans, gross	$716,958	$20,477,757	$12,784
Average loans in repayment(3)	$551,765	$14,738,505	$11,964
Ending loans in repayment(3)	$548,488	$14,825,375	$12,784
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
Six Months Ended June 30, 2021 (dollars in thousands)
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
SLM CORPORATION 23

4.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these two inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At June 30, 2021, December 31, 2021, and June 30, 2022, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the six months ended June 30, 2022 increased by $285 million compared with the year-ago period. During the six months ended June 30, 2022, the provision for credit losses was primarily affected by new loan commitments made during the period and additional management overlays, which were partially offset by negative provisions recorded related to $2.24 billion in Private Education Loans sold, improved economic forecasts, and faster prepayment rates. During the first six months of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts and faster prepayment speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises.
As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.
Charge-offs increased in both the three and six months ended June 30, 2022 compared to the respective year-ago periods because of the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase were elevated losses on loans whose borrowers took a “gap year” during the pandemic and entered full principal and interest repayment status starting in late 2021, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The increased charge-offs caused the allowance coverage of net charge-offs (annualized) ratio to decline for the three and six months ended June 30, 2022 compared with the respective year-ago periods.
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
24 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)
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
The limitations on granting of forbearances described above apply to hardship forbearances. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, disaster forbearance, and in school assistance) that are either required by law (such as by the Servicemembers Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications requiring disclosure under ASU No. 2022-02. In addition, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. For purposes of this disclosure, we do not consider them modifications of loans to borrowers experiencing financial difficulty and they therefore are not included in the tables below.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$17,621	0.09%	$96,015	0.49%
Total	$17,621	0.09%	$96,015	0.49%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$23,117	0.12%	$162,049	0.83%
Total	$23,117	0.12%	$162,049	0.83%

The following tables describes the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:
SLM CORPORATION 25

4.	Allowance for Credit Losses (Continued)

Three Months Ended June 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.38% to 4.00%	Private Education Loans	Added a weighted average 10.34 years to the life of loans Reduced average contractual rate from 10.04% to 4.00%

Six Months Ended June 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.36% to 4.00%	Private Education Loans	Added a weighted average 10.42 years to the life of loans Reduced average contractual rate from 9.80% to 4.00%

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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default	Modified Loans(1)(2)	Payment Default
Loan Type:
Private Education Loans	$3,512	$3,450	$3,963	$3,901
Total	$3,512	$3,450	$3,963	$3,901
(1) Represents amortized cost basis of loans that have been modified.
(2) For the three months ended June 30, 2022, the modified loans include $3.3 million of interest rate reduction and term extension loan modifications and $0.2 million of interest rate reduction only loan modifications. For the six months ended June 30, 2022, the modified loans include $3.7 million of interest rate reduction and term extension loan modifications and $0.3 million of interest rate reduction only loan modifications.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period.
26 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

	Payment Status (Amortized Cost Basis)
At June 30, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)
Loan Type:
Private Education Loans	$1,694	$173,288	$5,542	$3,138	$1,504
Total	$1,694	$173,288	$5,542	$3,138	$1,504
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

SLM CORPORATION 27

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

As of June 30, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$1,036,651	$4,200,604	$2,677,507	$2,150,355	$1,603,266	$5,343,522	$17,011,905	87%
Without cosigner	243,101	654,257	443,183	363,135	245,089	558,515	2,507,280	13
Total	$1,279,752	$4,854,861	$3,120,690	$2,513,490	$1,848,355	$5,902,037	$19,519,185	100%

FICO at Origination(2):
Less than 670	$94,943	$321,567	$186,085	$201,734	$160,071	$499,905	$1,464,305	8%
670-699	182,941	644,166	426,415	389,318	295,350	1,008,825	2,947,015	15
700-749	412,341	1,533,720	1,007,488	830,148	614,831	1,985,185	6,383,713	33
Greater than or equal to 750	589,527	2,355,408	1,500,702	1,092,290	778,103	2,408,122	8,724,152	44
Total	$1,279,752	$4,854,861	$3,120,690	$2,513,490	$1,848,355	$5,902,037	$19,519,185	100%

FICO Refreshed(2)(3):
Less than 670	$122,222	$459,158	$261,366	$257,888	$219,132	$858,301	$2,178,067	11%
670-699	183,128	620,098	340,183	276,534	198,033	646,324	2,264,300	12
700-749	403,721	1,483,958	923,047	736,502	527,323	1,615,314	5,689,865	29
Greater than or equal to 750	570,681	2,291,647	1,596,094	1,242,566	903,867	2,782,098	9,386,953	48
Total	$1,279,752	$4,854,861	$3,120,690	$2,513,490	$1,848,355	$5,902,037	$19,519,185	100%

Seasoning(4):
1-12 payments	$685,445	$2,532,502	$391,306	$378,038	$284,209	$617,732	$4,889,232	25%
13-24 payments	—	434,578	1,564,224	179,111	163,997	550,106	2,892,016	15
25-36 payments	—	—	286,503	1,234,821	144,585	555,690	2,221,599	11
37-48 payments	—	—	—	163,552	836,832	533,301	1,533,685	8
More than 48 payments	—	—	—	—	102,734	3,069,896	3,172,630	16
Not yet in repayment	594,307	1,887,781	878,657	557,968	315,998	575,312	4,810,023	25
Total	$1,279,752	$4,854,861	$3,120,690	$2,513,490	$1,848,355	$5,902,037	$19,519,185	100%

2022 Current period(5) gross charge-offs	$(79)	$(6,193)	$(20,703)	$(28,869)	$(27,542)	$(106,963)	$(190,349)
2022 Current period(5) recoveries	—	448	1,765	2,630	2,501	11,666	19,010
2022 Current period(5) net charge-offs	$(79)	$(5,745)	$(18,938)	$(26,239)	$(25,041)	$(95,297)	$(171,339)

Total accrued interest by origination vintage	$28,511	$238,678	$235,273	$234,761	$163,681	$271,006	$1,171,910

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second-quarter 2022.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2022 through June 30, 2022.

28 SLM CORPORATION

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

SLM CORPORATION 29

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of June 30, 2022 (dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Total

Loans in-school/grace/deferment(1)	$594,307	$1,887,781	$878,657	$557,968	$315,998	$575,312	$4,810,023
Loans in forbearance(2)	1,512	15,624	20,945	22,188	23,314	100,320	183,903
Loans in repayment:
Loans current	679,111	2,917,375	2,167,862	1,864,069	1,440,757	4,911,636	13,980,810
Loans delinquent 30-59 days(3)	3,513	21,115	25,780	31,433	30,911	142,525	255,277
Loans delinquent 60-89 days(3)	761	8,512	15,626	21,292	22,816	100,649	169,656
Loans 90 days or greater past due(3)	548	4,454	11,820	16,540	14,559	71,595	119,516
Total Private Education Loans in repayment	683,933	2,951,456	2,221,088	1,933,334	1,509,043	5,226,405	14,525,259
Total Private Education Loans, gross	1,279,752	4,854,861	3,120,690	2,513,490	1,848,355	5,902,037	19,519,185
Private Education Loans deferred origination costs and unamortized premium/(discount)	14,647	18,565	11,502	6,923	4,421	10,751	66,809
Total Private Education Loans	1,294,399	4,873,426	3,132,192	2,520,413	1,852,776	5,912,788	19,585,994
Private Education Loans allowance for losses	(118,056)	(287,653)	(168,698)	(144,986)	(95,567)	(259,784)	(1,074,744)
Private Education Loans, net	$1,176,343	$4,585,773	$2,963,494	$2,375,427	$1,757,209	$5,653,004	$18,511,250

Percentage of Private Education Loans in repayment	53.4%	60.8%	71.2%	76.9%	81.6%	88.6%	74.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.7%	1.2%	2.4%	3.6%	4.5%	6.0%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	0.5%	0.9%	1.1%	1.5%	1.9%	1.3%
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
30 SLM CORPORATION

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
SLM CORPORATION 31

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest

June 30, 2022	$1,171,910	$5,433	$7,344
December 31, 2021	$1,187,123	$3,635	$4,937

32 SLM CORPORATION

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
At June 30, 2022, we had $1.4 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2022/2023 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2022		2021
Three Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$32,707	$561,748	$19,367	$457,453
Provision/New commitments - net(1)	99,692	1,466,865	48,203	1,235,604
Other provision items	21,654	—	21,757	—
Transfer - funded loans(2)	(40,528)	(614,773)	(24,555)	(531,361)
Ending Balance	$113,525	$1,413,840	$64,772	$1,161,696

	2022		2021
Six Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$72,713	$1,776,976	$110,044	$1,673,018
Provision/New commitments - net(1)	147,146	2,435,695	88,400	2,078,765
Other provision items	28,880	—	17,763	—
Transfer - funded loans(2)	(135,214)	(2,798,831)	(151,435)	(2,590,087)
Ending Balance	$113,525	$1,413,840	$64,772	$1,161,696
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

SLM CORPORATION 33

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the Nitro acquisition in the first quarter of 2022. Goodwill is not amortized but is tested periodically for impairment. We plan to test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At June 30, 2022 we had $51 million in total Goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” in this Form 10-Q for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		June 30, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(2,282)	$66,188
Customer relationships	5	5,670	(728)	4,942
Developed technology	3	1,260	(140)	1,120
Total acquired intangible assets		$75,400	$(3,150)	$72,250
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $2 million and $3 million in the three and six months ended June 30, 2022, respectively. There was no amortization of acquired intangible assets recorded in the three and six months ended June 30, 2021. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $8 million, $9 million, $8 million, $8 million, and $7 million in 2022, 2023, 2024, 2025, and 2026, respectively.
34 SLM CORPORATION

7. Deposits

The following table summarizes total deposits at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest bearing	$19,977,265	$20,826,692
Deposits - non-interest bearing	2,456	1,432
Total deposits	$19,979,721	$20,828,124

Our total deposits of $20.0 billion were comprised of $9.0 billion in brokered deposits and $11.0 billion in retail and other deposits at June 30, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of June 30, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.7 billion and $7.3 billion of our deposit total as of June 30, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $4 million in the three months ended June 30, 2022 and 2021, respectively, and placement fee expense of $7 million and $8 million in the six months ended June 30, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and fees paid to third-party brokers related to brokered CDs were $4 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.

Interest bearing deposits at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,807,991	1.46%	$10,473,569	0.69%
Savings	944,496	1.11	959,122	0.43
Certificates of deposit	8,224,778	1.74	9,394,001	1.20
Deposits - interest bearing	$19,977,265		$20,826,692
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2022, and December 31, 2021, there were $523 million and $743 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $33 million and $35 million at June 30, 2022 and December 31, 2021, respectively.

SLM CORPORATION 35

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2021 Form 10-K. The following table summarizes our borrowings at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$987,384	$987,384	$—	$986,138	$986,138
Total unsecured borrowings	—	987,384	987,384	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,368,758	3,368,758	—	3,897,996	3,897,996
Variable-rate	—	863,168	863,168	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,231,926	4,231,926	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,231,926	4,231,926	—	4,944,852	4,944,852
Total	$—	$5,219,310	$5,219,310	$—	$5,930,990	$5,930,990

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both June 30, 2022, and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility.

36 SLM CORPORATION

8.	Borrowings (Continued)
Long-term Borrowings
Secured Financings at Issuance
The following table summarizes our secured financings issued in 2021. There were no secured financings issued in the six months ended June 30, 2022.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
2021-E	November 2021	534,000	1-month LIBOR plus 0.69%	4.15
Total notes issued in 2021		$1,592,000

Total loan and accrued interest amount securitized at inception in 2021(2)		$1,656,263

(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At June 30, 2022, $1.39 billion of our Private Education Loans, including $1.31 billion of principal and $86 million in capitalized interest, were encumbered related to these transactions.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of June 30, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,231,926	$4,231,926	$5,337,560	$147,104	$308,918	$5,793,582
Secured Borrowing Facility	—	—	—	—	—	2,483	2,483
Total	$—	$4,231,926	$4,231,926	$5,337,560	$147,104	$311,401	$5,796,065

As of December 31, 2021 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$357,982	$6,597,757
Secured Borrowing Facility	—	—	—	—	—	867	867
Total	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$358,849	$6,598,624

(1) Other assets primarily represent accrued interest receivable.

SLM CORPORATION 37

8.	Borrowings (Continued)

Unconsolidated VIEs
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts to meet risk retention requirements. We were not required to consolidate these entities because our servicer/administrator decision-maker fees are not variable interests and our other interests in the VIE, which are in the form of our five percent vertical interest, do not absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns.
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
2022-B Transaction
On May 27, 2022, we closed an SMB Private Education Loan Trust 2022-B term ABS transaction (the “2022-B Transaction”), in which an unaffiliated third-party sold to the trust approximately $2.0 billion of Private Education Loans that the third-party seller previously purchased from us on April 27, 2022. In the 2022-B Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $107 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-B Transaction and we recorded an $11 million gain on sale associated with this transaction. In connection with the 2022-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2022-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$318,310	$47,707	$366,017	$192,245	$37,465	$229,710

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

38 SLM CORPORATION

8.	Borrowings (Continued)

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2022 or in the year ended December 31, 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.1 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2022 or in the year ended December 31, 2021.

SLM CORPORATION 39

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2022, $3.6 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 93.2 percent and 6.8 percent, respectively, of our total notional derivative contracts of $3.9 billion at June 30, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2022 was $(52) million and $(4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $8 million and $9 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2022 and December 31, 2021, and their impact on earnings and other comprehensive income for the six months ended June 30, 2022 and June 30, 2021. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2021 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.
40 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)		2022	2021	2022	2021	2022	2021	2022	2021
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$1,781	$—	$—	$5	$1,781	$5
Other	Other	—	—	—	—	—	1,317	—	1,317
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(3,853)	(231)	—	(21)	—	—	(3,853)	(252)
Total net derivatives		$(3,853)	$(231)	$1,781	$(21)	$—	$1,322	$(2,072)	$1,070

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2022	2021	2022	2021
Gross position(1)	$1,781	$1,322	$(3,853)	$(252)
Impact of master netting agreement	(1,781)	(5)	1,781	5
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	1,317	(2,072)	(247)
Cash collateral pledged(2)	10,183	9,655	—	—
Net position	$10,183	$10,972	$(2,072)	$(247)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Interest rate swaps	$1,376,671	$1,438,144	$2,533,445	$3,915,999	$—	$181,953	$3,910,116	$5,536,096
Other	—	—	—	—	—	1,053,760	—	1,053,760
Net total notional	$1,376,671	$1,438,144	$2,533,445	$3,915,999	$—	$1,235,713	$3,910,116	$6,589,856

SLM CORPORATION 41

9.	Derivative Financial Instruments (Continued)
As of June 30, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021

Deposits	$(2,508,378)	$(3,963,268)	$21,971	$(50,784)

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$8,912	$22,857	$26,200	$45,467
Hedged items recorded in interest expense	21,487	20,948	72,755	52,224
Derivatives recorded in interest expense	(21,152)	(20,934)	(72,471)	(52,185)
Total	$9,247	$22,871	$26,484	$45,506

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(2,264)	$(5,294)	$(6,805)	$(10,563)
Total	$(2,264)	$(5,294)	$(6,805)	$(10,563)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$(6,948)	$(248)	$(17,812)
Total	—	(6,948)	(248)	(17,812)
Total	$6,983	$10,629	$19,431	$17,131

42 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021

Amount of gain (loss) recognized in other comprehensive income (loss)	$13,631	$(4,438)	$61,620	$13,716
Less: amount of gain (loss) reclassified in interest expense	(2,264)	(5,294)	(6,805)	(10,563)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$15,895	$856	$68,425	$24,279

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $23 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of June 30, 2022, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held related to derivative exposure between us and our derivatives counterparties at June 30, 2022 and December 31, 2021, respectively. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $10 million and $10 million at June 30, 2022 and December 31, 2021, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION 43

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2022	2021	2022	2021
Common stock repurchased under repurchase programs(1)(2)(3)	19,997,008	22,806,841	29,530,400	71,509,671
Average purchase price per share(4)	$18.01	$19.27	$18.15	$16.87
Shares repurchased related to employee stock-based compensation plans(5)	196,301	192,432	1,130,903	1,252,412
Average purchase price per share	$17.45	$18.80	$18.36	$14.32
Common shares issued(6)	493,893	454,920	3,088,710	3,281,307

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $753 million of capacity remaining under the 2022 Share Repurchase Program at June 30, 2022.
(2) For the six months ended June 30, 2021, the amount includes 13 million shares related to the completion of the accelerated share repurchase agreement in the first quarter of 2021. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in our 2021 Form 10-K for additional information.
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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2022 was $15.94.

Common Stock Dividends

In June 2022, we paid a common stock dividend of $0.11 per common share. In June 2021, we paid a common stock dividend of $0.03 per common share.

Share Repurchases
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 53.8 million shares of common stock for $957 million in the six months ended June 30, 2021. (Those amounts include the shares repurchased under the common stock tender offer that settled in the first quarter of 2021.)
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program. This is in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Under the 2021 Share Repurchase Program, we repurchased 2.0 million shares of common stock for $38 million in the six months ended June 30, 2022. We have now utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 20.0 million shares of common stock for $360 million in the three months ended June 30, 2022, and 27.5 million shares of common stock for $498 million in the six months ended June 30, 2022. We had $753 million of capacity remaining under the 2022 Share Repurchase Program at June 30, 2022.
44 SLM CORPORATION

10.	Stockholders’ Equity (Continued)
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended June 30, 2022 and 2021, we repurchased 20.0 million shares and 22.8 million shares, respectively, of our common stock at a total cost of $360 million and $439 million, respectively, and during the six months ended June 30, 2022 and 2021, we repurchased 29.5 million shares and 29.6 million shares, respectively, of our common stock at a total cost of $536 million and $560 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

SLM CORPORATION 45

11. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$342,073	$140,201	$470,885	$781,408
Preferred stock dividends	1,757	1,192	3,032	2,393
Net income attributable to SLM Corporation common stock	$340,316	$139,009	$467,853	$779,015
Denominator:
Weighted average shares used to compute basic EPS	261,333	312,183	269,112	336,478
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,789	4,936	3,231	5,066
Weighted average shares used to compute diluted EPS	264,122	317,119	272,343	341,544

Basic earnings per common share	$1.30	$0.45	$1.74	$2.32

Diluted earnings per common share	$1.29	$0.44	$1.72	$2.28

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended June 30, 2022 and 2021, securities covering approximately 2 million shares and 1 million shares, respectively, and for the six months ended June 30, 2022 and 2021, securities covering approximately 1 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

46 SLM CORPORATION

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

During the six months ended June 30, 2022, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2022				December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$47,707	$47,707	$—	$—	$37,465	$37,465
Available-for-sale investments	—	2,566,556	—	2,566,556	—	2,517,956	—	2,517,956
Derivative instruments	—	1,781	—	1,781	—	1,322	—	1,322
Total	$—	$2,568,337	$47,707	$2,616,044	$—	$2,519,278	$37,465	$2,556,743

Liabilities:
Derivative instruments	$—	$(3,853)	$—	$(3,853)	$—	$(252)	$—	$(252)
Total	$—	$(3,853)	$—	$(3,853)	$—	$(252)	$—	$(252)

SLM CORPORATION 47

12.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$20,378,259	$18,511,250	$1,867,009	$22,919,836	$19,625,374	$3,294,462
FFELP Loans	675,651	663,452	12,199	705,644	692,954	12,690
Credit Cards	28,931	26,626	2,305	25,037	22,955	2,082
Cash and cash equivalents	3,649,651	3,649,651	—	4,334,603	4,334,603	—
Trading investments	47,707	47,707	—	37,465	37,465	—
Available-for-sale investments	2,566,556	2,566,556	—	2,517,956	2,517,956	—
Accrued interest receivable	1,233,370	1,192,610	40,760	1,306,410	1,205,667	100,743
Tax indemnification receivable	8,268	8,268	—	8,047	8,047	—
Derivative instruments	1,781	1,781	—	1,322	1,322	—
Total earning assets	$28,590,174	$26,667,901	$1,922,273	$31,856,320	$28,446,343	$3,409,977
Interest-bearing liabilities:
Money-market and savings accounts	$11,666,178	$11,752,487	$86,309	$11,457,490	$11,432,691	$(24,799)
Certificates of deposit	8,062,560	8,224,778	162,218	9,451,528	9,394,001	(57,527)
Long-term borrowings	4,955,323	5,219,310	263,987	6,000,174	5,930,990	(69,184)
Accrued interest payable	44,065	44,065	—	46,600	46,600	—
Derivative instruments	3,853	3,853	—	252	252	—
Total interest-bearing liabilities	$24,731,979	$25,244,493	$512,514	$26,956,044	$26,804,534	$(151,510)

Excess of net asset fair value over carrying value			$2,434,787			$3,258,467

Please refer to Notes to Consolidated Financial Statements, Note 16, “Fair Value Measurements” in our 2021 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

48 SLM CORPORATION

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
At June 30, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Six Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	June 30, 2022	June 30, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

SLM CORPORATION 49

13.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,236,740	14.3%	$1,579,060	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,236,740	14.3%	$1,917,430	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,519,403	15.6%	$2,368,590	>	10.5%
Tier 1 Capital (to Average Assets)	$3,236,740	11.2%	$1,153,540	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For June 30, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $293 million and $401 million in dividends to the Company for the three and six months ended June 30, 2022, respectively, and $123 million and $1.1 billion in dividends to the Company for the three and six months ended June 30, 2021, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
50 SLM CORPORATION

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2022, we had $1.4 billion of outstanding contractual loan commitments which we expect to fund during the 2022/2023 academic year. At June 30, 2022, we had a $114 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

SLM CORPORATION 51

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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—Non-GAAP ‘Core Earnings’ ” in this Form 10-Q for the
52 SLM CORPORATION

quarter ended June 30, 2022 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
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
For further discussion of the impact of the coronavirus 2019 or COVID-19 (“COVID-19”) pandemic on the Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in the 2021 Form 10-K.
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
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to SLM Corporation common stock	$340,316	$139,009	$467,853	$779,015
Diluted earnings per common share	$1.29	$0.44	$1.72	$2.28
Weighted average shares used to compute diluted earnings per common share	264,122	317,119	272,343	341,544
Return on assets(1)	4.9%	1.9%	3.3%	5.2%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$18,511,250	$19,389,089	$18,511,250	$19,389,089
Ending FFELP Loans, net	663,452	714,609	663,452	714,609
Ending total education loans, net	$19,174,702	$20,103,698	$19,174,702	$20,103,698

Ending Credit Cards, net	$26,626	$11,446	$26,626	$11,446

Average education loans	$20,935,037	$21,377,676	$21,737,466	$21,547,286
Average Credit Cards	$28,220	$11,694	$27,425	$11,767
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2022.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan
SLM CORPORATION 53

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on instruments not in a hedging relationship	$—	$(6,949)	$(248)	$(17,812)
Interest reclassification	—	7,038	243	17,929
Gains (losses) on derivatives and hedging activities, net	$—	$89	$(5)	$117

54 SLM CORPORATION

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$342,073	$140,201	$470,885	$781,408
Preferred stock dividends	1,757	1,192	3,032	2,393
GAAP net income attributable to SLM Corporation common stock	$340,316	$139,009	$467,853	$779,015

Adjustments:
Net impact of derivative accounting(1)	—	6,949	248	17,812
Net tax expense(2)	—	1,681	60	4,308
Total non-GAAP “Core Earnings” adjustments to GAAP	—	5,268	188	13,504
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$340,316	$144,277	$468,041	$792,519

GAAP diluted earnings per common share	$1.29	$0.44	$1.72	$2.28
Derivative adjustments, net of tax	—	0.01	—	0.04
Non-GAAP “Core Earnings” diluted earnings per common share	$1.29	$0.45	$1.72	$2.32

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
(2) Non-GAAP “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Provisions for credit losses	$30,545	$69,677	$128,595	$(156,090)
Total portfolio net charge-offs	$(96,022)	$(43,050)	$(172,052)	$(90,662)

We evaluate management’s performance internally using a measure that starts with non-GAAP “Core Earnings” net income as disclosed above for a period, and further adjusting it by increasing it by the impact of GAAP provisions for credit losses and decreasing it by the total portfolio net charge-offs recorded in that period, net of the tax impact of these adjustments.

SLM CORPORATION 55

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
The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In May 2022, we renewed the Secured Borrowing Facility with an index based on SOFR and, in the third quarter of 2022, subject to market conditions and investor demand, we expect to begin issuing ABS that are indexed to SOFR.
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023, although we may accelerate the transition of our legacy Private Education Loans depending upon a number of considerations, including regulatory guidance. Approximately $266 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.

56 SLM CORPORATION

The chart below depicts our current LIBOR exposure at June 30, 2022.

As of June 30, 2022 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$7,752,945
FFELP Loans	563,641
Available-for-sale investments	56,839
Total Assets	$8,373,425

Deposits	$2,298,945
Private Education Loan term securitizations - no contractual fallback	265,680
Private Education Loan term securitizations - alternative reference rate fallback	599,003
Total Liabilities	3,163,628

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$3,414,698

Off-Balance Sheet:
Pay LIBOR derivative notional	$2,533,445
Receive LIBOR derivative notional	1,376,671
Total derivative notional	3,910,116

Total Off-Balance Sheet	$3,910,116

See Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.

SLM CORPORATION 57

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
During the first six months of 2022, we made the following progress on the above corporate strategic imperatives.
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
2022 Loan Sales and 2022-A and 2022-B Transactions
During the first six months of 2022, we sold $2.24 billion of our Private Education Loans, including $2.10 billion in principal and $142 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $250 million during the first six months of 2022. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 8, “Borrowings - Unconsolidated VIEs in this Form 10-Q.”
Secured Borrowing Facility
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur).
Share Repurchases under our Rule 10b5-1 trading plan
During the six months ended June 30, 2022, we repurchased 29.5 million shares of our common stock at a total cost of $536 million under Rule 10b5-1 trading plans authorized under our share repurchase programs.

58 SLM CORPORATION

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Interest income:
Loans	$446	$430	$16	4%	$904	$862	$42	5%
Investments	9	3	6	200	14	6	8	133
Cash and cash equivalents	8	2	6	300	10	3	7	233
Total interest income	463	435	28	6	928	871	57	7
Total interest expense	100	96	4	4	190	201	(11)	(5)
Net interest income	363	339	24	7	738	670	68	10
Less: provisions for credit losses	31	70	(39)	(56)	129	(156)	285	183
Net interest income after provisions for credit losses	332	269	63	23	609	826	(217)	(26)
Non-interest income:
Gains on sales of loans, net	240	4	236	5,900	250	403	(153)	(38)
Other income	18	48	(30)	(63)	30	63	(33)	(52)
Total non-interest income	258	52	206	396	280	466	(186)	(40)
Non-interest expenses:
Total operating expenses	132	128	4	3	264	253	11	4
Acquired intangible assets amortization expense	2	—	2	100	3	—	3	100
Restructuring expenses	—	—	—	—	—	1	(1)	(100)
Total non-interest expenses	134	128	6	5	267	254	13	5
Income before income tax expense	456	193	263	136	623	1,038	(415)	(40)
Income tax expense	114	53	61	115	152	257	(105)	(41)
Net income	342	140	202	144	471	781	(310)	(40)
Preferred stock dividends	2	1	1	100	3	2	1	50
Net income attributable to SLM Corporation common stock	$340	$139	$201	145%	$468	$779	$(311)	(40)%
Basic earnings per common share	$1.30	$0.45	$0.85	189%	$1.74	$2.32	$(0.58)	(25)%
Diluted earnings per common share	$1.29	$0.44	$0.85	193%	$1.72	$2.28	$(0.56)	(25)%
Declared dividends per common share	$0.11	$0.03	$0.08	267%	$0.22	$0.06	$0.16	267%

SLM CORPORATION 59

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
For the three months ended June 30, 2022, net income was $342 million, or $1.29 diluted earnings per common share, compared with net income of $140 million, or $0.44 diluted earnings per common share, for the three months ended June 30, 2021.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $24 million in the current quarter compared with the year-ago quarter primarily due to a 59-basis point increase in our net interest margin, which more than offset a $1.4 billion reduction in our average interest-earning assets. Average Private Education Loans outstanding declined $394 million as a result of a $2.1 billion Private Education Loan sale that occurred during the second quarter of 2022. Our net interest margin increased in the current quarter from the year-ago quarter because of a combination of factors, including a $1.4 billion reduction in low-yielding average cash and other short-term investments and an increase in the yield on our loans and other interest-earning assets. Historically, during a period of rising interest rates, our net interest margin will typically increase because the yields on interest-earning assets reprice more quickly than our cost of funds, and during a period of declining interest rates we typically see our net interest margin decrease.
•Provision for credit losses in the current quarter was $31 million, compared with $70 million the year-ago quarter. During the second quarter of 2022, the provision for credit losses was primarily affected by a $116 million negative provision as a result of the $2.1 billion Private Education Loan sale and improved economic forecasts, which were partially offset by a $51 million increase in provision for new loan commitments. In the year-ago quarter, the provision for credit losses was affected by improved economic forecasts and slower prepayments speeds. Also contributing to the provision for credit losses for the second quarter of 2021 were new provisions for new loan commitments and the adoption of a new default model.
•Gains on sales of loans were $240 million in the current quarter, compared with $4 million in the year-ago quarter. The increase in gains on sales of loans was primarily the result of selling $2.1 billion of Private Education Loans in the second quarter of 2022, compared with the sale of $27 million of Private Education Loans in the year-ago quarter.
•Other income was $18 million in the second quarter of 2022, compared with $48 million in the year-ago quarter. The decrease in other income compared with the year-ago quarter was primarily the result of a $35 million gain recorded in the year-ago quarter related to changes in the valuation of certain non-marketable securities. In addition, the second quarter of 2021 was negatively affected by a $3 million reduction in the tax indemnification receivable related to uncertain tax positions. In the second quarter of 2022 there was a $3 million increase in third-party servicing fees versus the year-ago quarter, offset by a $1 million mark-to-fair value loss on our trading investments.
•Second-quarter 2022 total operating expenses were $132 million, compared with $128 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and higher initiative spending, partially offset by lower FDIC assessment fees.
•During the second quarter of 2022, we recorded $2 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets.”
•Second-quarter 2022 income tax expense was $114 million, compared with $53 million in the year-ago quarter. Our effective income tax rate decreased to 25.0 percent in the second quarter of 2022 from 27.5 percent in the year-ago quarter. The decrease in the effective rate for the second quarter of 2022 was primarily due to lower reserves for uncertain tax positions in 2022 compared to 2021.

60 SLM CORPORATION

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
For the six months ended June 30, 2022, net income was $471 million, or $1.72 diluted earnings per common share, compared with net income of $781 million, or $2.28 diluted earnings per common share, for the six months ended June 30, 2021.
The primary drivers of changes in net income for the first six months of 2022 compared with the first six months of 2021 are as follows:
•Net interest income increased by $68 million in the first six months of 2022 compared with the year-ago period primarily due to a $206 million increase in average loans outstanding and a 74-basis point increase in our net interest margin, which more than offset a $1.6 billion reduction in average interest-earning assets. Our net interest margin increased in the current period from the year-ago period because of a combination of factors, including a $2.3 billion reduction in low-yielding average cash and other short-term investments, and the yield on our interest-earning assets increasing faster than our cost of funds. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased in the first six months of 2022, we saw the yields on our interest-earning assets increase while our cost of funds declined slightly compared with the first six months of 2021. The higher level of cash and other short-term investments in 2021 was primarily the result of the $3.19 billion Private Education Loan sale that occurred in the first six months of 2021.
•Provision for credit losses in the first six months of 2022 was $129 million, compared with a $156 million negative provision in the year-ago period. During the first six months of 2022, the provision for credit losses was primarily affected by new loan commitments and additional management overlays, which were partially offset by negative provisions recorded related to $2.24 billion in Private Education Loans sold, improved economic forecasts, and faster prepayment rates. In the year-ago period, the provision for credit losses was favorably affected by improved economic forecasts and faster prepayments speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayment speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
•Gains on sales of loans were $250 million in the first six months of 2022, compared with $403 million in the year-ago period. The decrease in gains on sales of loans was primarily the result of selling $2.24 billion of Private Education Loans in the first six months of 2022, compared with the sale of $3.19 billion of Private Education Loans in the year-ago period.
•Other income was $30 million in the first six months of 2022, compared with $63 million in the year-ago period. The decrease in other income compared with the year-ago period was primarily the result of a $35 million gain recorded in the year-ago period related to changes in the valuation of certain non-marketable securities. In addition, other income in the first six months of 2021 was negatively affected by a $6 million reduction in the tax indemnification receivable related to uncertain tax positions. In the first six months of 2022 we recorded a $5 million mark-to-fair value loss on our trading investments, offset by a $1 million increase in third-party servicing fees versus the year-ago period.
•First-half 2022 total operating expenses were $264 million, compared with $253 million in the year-ago period. The increase in total operating expenses was primarily driven by transaction costs related to our acquisition of Nitro, higher personnel costs, and higher initiative spending.
•During the first six months of 2022, we recorded $3 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets.”
•First-half 2022 income tax expense was $152 million, compared with $257 million in the year-ago period. Our effective income tax rate decreased to 24.4 percent in the first half of 2022 from 24.7 percent in the year-ago period. The decrease in the effective rate in the first-half of 2022 was primarily due to lower reserves for uncertain tax positions in 2022 compared to 2021.
SLM CORPORATION 61

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,259,956	8.69%	$20,654,285	8.22%	$21,054,698	8.53%	$20,818,476	8.22%
FFELP Loans	675,081	4.01	723,391	3.41	682,768	3.76	728,810	3.41
Credit Cards	28,220	4.00	11,694	6.64	27,425	3.97	11,767	3.71
Taxable securities	2,473,128	1.38	2,021,321	0.63	2,559,284	1.10	1,996,749	0.60
Cash and other short-term investments	4,059,318	0.86	5,481,741	0.12	3,798,706	0.55	6,131,914	0.11
Total interest-earning assets	27,495,703	6.75%	28,892,432	6.03%	28,122,881	6.65%	29,687,716	5.92%

Non-interest-earning assets	630,300		554,588		551,588		656,900

Total assets	$28,126,003		$29,447,020		$28,674,469		$30,344,616

Average Liabilities and Equity
Brokered deposits	$9,405,932	1.53%	$11,252,705	1.36%	$9,766,954	1.39%	$11,574,397	1.44%
Retail and other deposits	11,114,151	0.90	10,542,913	0.70	11,086,710	0.78	10,612,877	0.76
Other interest-bearing liabilities(1)	5,420,897	2.91	5,143,011	3.06	5,599,332	2.89	5,165,647	3.05
Total interest-bearing liabilities	25,940,980	1.55%	26,938,629	1.43%	26,452,996	1.45%	27,352,921	1.48%

Non-interest-bearing liabilities	31,975		143,663		64,597		406,449
Equity	2,153,048		2,364,728		2,156,876		2,585,246
Total liabilities and equity	$28,126,003		$29,447,020		$28,674,469		$30,344,616

Net interest margin		5.29%		4.70%		5.29%		4.55%

(1)  Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

62 SLM CORPORATION

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2022 vs. 2021
Interest income	$28,341	$50,078	$(21,737)
Interest expense	4,317	7,961	(3,644)
Net interest income	$24,024	$40,973	$(16,949)

Six Months Ended June 30, 2022 vs. 2021
Interest income	$57,221	$104,825	$(47,604)
Interest expense	(10,721)	(4,195)	(6,526)
Net interest income	$67,942	$104,658	$(36,716)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
SLM CORPORATION 63

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of June 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,003,299	$58	$—	$3,003,357
Grace, repayment and other(2)	16,515,886	665,608	28,900	17,210,394
Total, gross	19,519,185	665,666	28,900	20,213,751
Deferred origination costs and unamortized premium/(discount)	66,809	1,715	119	68,643
Allowance for credit losses	(1,074,744)	(3,929)	(2,393)	(1,081,066)
Total loans held for investment portfolio, net	$18,511,250	$663,452	$26,626	$19,201,328

% of total	96%	4%	—%	100%

As of December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,544,030	$82	$—	$3,544,112
Grace, repayment and other(2)	17,172,833	695,134	25,014	17,892,981
Total, gross	20,716,863	695,216	25,014	21,437,093
Deferred origination costs and unamortized premium/(discount)	67,488	1,815	222	69,525
Allowance for credit losses	(1,158,977)	(4,077)	(2,281)	(1,165,335)
Total loans held for investment portfolio, net	$19,625,374	$692,954	$22,955	$20,341,283

% of total	97%	3%	—%	100%
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

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022		2021		2022		2021
Private Education Loans	$20,259,956	97%	$20,654,285	97%	$21,054,698	97%	$20,818,476	97%
FFELP Loans	675,081	3	723,391	3	682,768	3	728,810	3
Credit Cards	28,220	—	11,694	—	27,425	—	11,767	—
Total portfolio	$20,963,257	100%	$21,389,370	100%	$21,764,891	100%	$21,559,053	100%

64 SLM CORPORATION

Loans Held for Investment, Net — Activity

Three Months Ended June 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$20,586,223	$680,044	$25,408	$21,291,675
Acquisitions and originations:
Fixed-rate	430,623	—	—	430,623
Variable-rate	189,944	—	20,886	210,830
Total acquisitions and originations	620,567	—	20,886	641,453
Capitalized interest and deferred origination cost premium amortization	96,721	6,046	(74)	102,693
Sales	(2,019,812)	—	—	(2,019,812)
Loan consolidations to third-parties	(336,478)	(9,035)	—	(345,513)
Allowance	146,309	70	(84)	146,295
Repayments and other	(582,280)	(13,673)	(19,510)	(615,463)
Ending balance	$18,511,250	$663,452	$26,626	$19,201,328

Three Months Ended June 30, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,632,933	$725,300	$10,054	$20,368,287
Acquisitions and originations:
Fixed-rate	301,072	—	—	301,072
Variable-rate	237,951	—	12,398	250,349
Total acquisitions and originations	539,023	—	12,398	551,421
Capitalized interest and deferred origination cost premium amortization	115,294	6,500	(23)	121,771
Sales	(25,136)	—	—	(25,136)
Loan consolidations to third-parties	(337,518)	(7,209)	—	(344,727)
Allowance	18,835	56	(114)	18,777
Repayments and other	(554,342)	(10,038)	(10,869)	(575,249)
Ending balance	$19,389,089	$714,609	$11,446	$20,115,144
SLM CORPORATION 65

Six Months Ended June 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	1,788,341	—	—	1,788,341
Variable-rate	1,026,860	—	42,210	1,069,070
Total acquisitions and originations	2,815,201	—	42,210	2,857,411
Capitalized interest and deferred origination cost premium amortization	211,412	12,613	(154)	223,871
Sales	(2,108,870)	—	—	(2,108,870)
Loan consolidations to third-parties	(835,909)	(17,717)	—	(853,626)
Allowance	84,233	149	(113)	84,269
Repayments and other	(1,280,191)	(24,547)	(38,272)	(1,343,010)
Ending balance	$18,511,250	$663,452	$26,626	$19,201,328

Six Months Ended June 30, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	1,316,859	—	—	1,316,859
Variable-rate	1,290,039	—	21,158	1,311,197
Total acquisitions and originations	2,606,898	—	21,158	2,628,056
Capitalized interest and deferred origination cost premium amortization	200,764	14,129	(208)	214,685
Sales	(150,928)	—	—	(150,928)
Transfer from loans held-for-sale	25,040	—	—	25,040
Loan consolidations to third-parties	(726,727)	(13,879)	—	(740,606)
Allowance	201,304	116	59	201,479
Repayments and other	(1,204,230)	(20,965)	(20,530)	(1,245,725)
Ending balance	$19,389,089	$714,609	$11,446	$20,115,144

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at June 30, 2022 increased by 5 percent compared with June 30, 2021, and now total 43 percent of our Private Education Loans held for investment portfolio at June 30, 2022.
“Loan consolidations to third-parties” for the three months ended June 30, 2022 total 4.2 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at June 30, 2022, or 1.8 percent of our total Private Education Loans held for investment portfolio at June 30, 2022, compared with the year-ago period of 4.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.7 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.
66 SLM CORPORATION

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended June 30,
(Dollars in thousands)	2022	%	2021	%
Smart Option - interest only(1)	$100,672	16%	$100,519	19%
Smart Option - fixed pay(1)	197,552	32	161,663	30
Smart Option - deferred(1)	218,334	36	172,122	32
Graduate Loan(2)	98,233	16	93,456	18
Parent Loan(3)	857	—	5,044	1
Total Private Education Loan originations	$615,648	100%	$532,804	100%

Percentage of loans with a cosigner	74.4%		75.7%
Average FICO at approval(4)	746		750

	Six Months Ended June 30,
(Dollars in thousands)	2022	%	2021	%
Smart Option - interest only(1)	$531,001	19%	$575,961	22%
Smart Option - fixed pay(1)	908,947	32	776,546	30
Smart Option - deferred(1)	1,085,442	39	945,714	36
Graduate Loan(2)	248,693	9	255,939	10
Parent Loan(3)	30,222	1	43,557	2
Total Private Education Loan originations	$2,804,305	100%	$2,597,717	100%

Percentage of loans with a cosigner	85.0%		85.9%
Average FICO at approval(4)	747		751

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2021 Form 10-K for a further discussion.
(2) For the three months ended June 30, 2022, the Graduate Loan originations include $0.3 million of Parent Loans and $4.2 million of Smart Option Loans where the student was in a graduate status. For the three months ended June 30, 2021, the Graduate Loan originations include $0.9 million of Parent Loans and $3.6 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2022, the Graduate Loan originations include $1.7 million of Parent Loans and $13.9 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2021, the Graduate Loan originations include $2.6 million of Parent Loans and $10.4 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid-December 2022.
(4) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 67

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended June 30, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,221,053	$3,999	$2,310	$1,227,362	$1,173,375	$4,318	$1,328	$1,179,021
Transfer from unfunded commitment liability(1)	40,528	—	—	40,528	24,556	—	—	24,556
Less:
Charge-offs	(106,493)	(130)	(376)	(106,999)	(49,900)	(54)	(74)	(50,028)
Plus:
Recoveries	10,977	—	—	10,977	6,972	—	6	6,978
Provisions for credit losses:
Provision, current period	24,531	60	459	25,050	1,014	(2)	182	1,194
Loan sale reduction to provision	(115,852)	—	—	(115,852)	(1,477)	—	—	(1,477)
Loans transferred from held-for-sale	—	—	—	—	—	—	—	—
Total provisions for credit losses(2)	(91,321)	60	459	(90,802)	(463)	(2)	182	(283)
Ending balance	$1,074,744	$3,929	$2,393	$1,081,066	$1,154,540	$4,262	$1,442	$1,160,244

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, (dollars in thousands)
	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(91,321)	$(463)
Provisions for unfunded loan commitments	121,347	69,960
Total Private Education Loan provisions for credit losses	30,026	69,497
Other impacts to the provisions for credit losses:
FFELP Loans	60	(2)
Credit Cards	459	182
Total	519	180
Provisions for credit losses reported in consolidated statements of income	$30,545	$69,677

68 SLM CORPORATION

Six Months Ended June 30, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	135,214	—	—	135,214	151,436	—	—	151,436
Less:
Charge-offs	(190,349)	(229)	(487)	(191,065)	(105,039)	(143)	(162)	(105,344)
Plus:
Recoveries	19,010	—	3	19,013	14,675	—	7	14,682
Provisions for credit losses:
Provision, current period	72,991	81	596	73,668	(253,928)	27	96	(253,805)
Loan sale reduction to provision	(121,099)	—	—	(121,099)	(10,335)	—	—	(10,335)
Loans transferred from held-for-sale	—	—	—	—	1,887	—	—	1,887
Total provisions for credit losses(2)	(48,108)	81	596	(47,431)	(262,376)	27	96	(262,253)
Ending balance	$1,074,744	$3,929	$2,393	$1,081,066	$1,154,540	$4,262	$1,442	$1,160,244

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, (dollars in thousands)
	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(48,108)	$(262,376)
Provisions for unfunded loan commitments	176,026	106,163
Total Private Education Loan provisions for credit losses	127,918	(156,213)
Other impacts to the provisions for credit losses:
FFELP Loans	81	27
Credit Cards	596	96
Total	677	123
Provisions for credit losses reported in consolidated statements of income	$128,595	$(156,090)
SLM CORPORATION 69

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2022, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 43 percent of our total Private Education Loans held for investment portfolio at June 30, 2022, compared with 39 percent at June 30, 2021.
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
70 SLM CORPORATION

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2022		2021
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$4,810,023		$5,199,207
Loans in forbearance(1)(3)	183,903		453,175
Loans in repayment(1) and percentage of each status:
Loans current	13,980,810	96.3%	14,514,659	97.9%
Loans delinquent 30-59 days(4)	255,277	1.7	162,538	1.1
Loans delinquent 60-89 days(4)	169,656	1.2	85,451	0.6
Loans 90 days or greater past due(4)	119,516	0.8	62,727	0.4
Total Private Education Loans in repayment	14,525,259	100.0%	14,825,375	100.0%
Total Private Education Loans, gross	19,519,185		20,477,757
Private Education Loans deferred origination costs and unamortized premium/(discount)	66,809		65,872
Total Private Education Loans	19,585,994		20,543,629
Private Education Loans allowance for losses	(1,074,744)		(1,154,540)
Private Education Loans, net	$18,511,250		$19,389,089

Percentage of Private Education Loans in repayment		74.4%		72.4%

Delinquencies as a percentage of Private Education Loans in repayment		3.7%		2.1%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.3%		3.0%
(1)At June 30, 2021, the loans in the “in-school/grace/deferment” category above include $249 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the COVID-19 pandemic, or for other reasons, and who then received an extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in forbearance” category above include $23 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. At June 30, 2021, the loans in the “in repayment” category above include $479 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. This program ended in September 2021. For further discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Financial Results” in the 2021 Form 10-K.
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.7 percent at June 30, 2022 from 2.1 percent at June 30, 2021, and the forbearance rate decreased to 1.3 percent at June 30, 2022 from 3.0 percent at June 30, 2021. The delinquency rate on June 30, 2022 was higher than the year-ago quarter due to several factors, including the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase are certain loans whose borrowers took a “gap year” during the pandemic entering full principal and interest repayment status starting in late 2021, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The lower forbearance rate was the result of the aforementioned credit administration practices changes. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2021 Form 10-K.
SLM CORPORATION 71

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$1,221,053	$1,173,375	$1,158,977	$1,355,844
Transfer from unfunded commitment liability(1)	40,528	24,556	135,214	151,436
Provision for credit losses:
Provision, current period	24,531	1,014	72,991	(253,928)
Loan sale reduction to provision	(115,852)	(1,477)	(121,099)	(10,335)
Loans transferred from held-for-sale	—	—	—	1,887
Total provision	(91,321)	(463)	(48,108)	(262,376)
Net charge-offs:
Charge-offs	(106,493)	(49,900)	(190,349)	(105,039)
Recoveries	10,977	6,972	19,010	14,675
Net charge-offs	(95,516)	(42,928)	(171,339)	(90,364)
Ending balance	$1,074,744	$1,154,540	$1,074,744	$1,154,540

Allowance as a percentage of the ending total loan balance	5.51%	5.64%	5.51%	5.64%
Allowance as a percentage of the ending loans in repayment(2)	7.40%	7.79%	7.40%	7.79%
Allowance coverage of net charge-offs (annualized)	2.81	6.72	3.14	6.39
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.56%	1.16%	2.23%	1.23%
Delinquencies as a percentage of ending loans in repayment(2)	3.75%	2.10%	3.75%	2.10%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.25%	2.97%	1.25%	2.97%
Ending total loans, gross	$19,519,185	$20,477,757	$19,519,185	$20,477,757
Average loans in repayment(2)	$14,901,040	$14,743,360	$15,366,023	$14,738,505
Ending loans in repayment(2)	$14,525,259	$14,825,375	$14,525,259	$14,825,375
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
Charge-offs increased in both the three and six months ended June 30, 2022 compared to the respective year-ago periods because of the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase were elevated losses on loans whose borrowers took a “gap year” during the pandemic and entered full principal and interest repayment status starting in late 2021, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The increased charge-offs caused the allowance coverage of net charge-offs (annualized) ratio to decline for the three and six months ended June 30, 2022 compared with the respective year-ago periods.
72 SLM CORPORATION

The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2022, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 0.9 percent. Approximately 71 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of June 30, 2022 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,810	$4,810
Loans in forbearance	103	28	19	14	20	—	184
Loans in repayment - current	4,592	2,766	2,125	1,466	3,032	—	13,981
Loans in repayment - delinquent 30-59 days	85	47	38	25	60	—	255
Loans in repayment - delinquent 60-89 days	67	29	22	17	35	—	170
Loans in repayment - 90 days or greater past due	42	22	18	12	25	—	119
Total	$4,889	$2,892	$2,222	$1,534	$3,172	$4,810	19,519
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,075)
Total Private Education Loans, net							$18,511

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.70%	0.19%	0.13%	0.09%	0.14%	—%	1.25%

As of June 30, 2021 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,199	$5,199
Loans in forbearance	246	68	48	35	56	—	453
Loans in repayment - current	4,537	3,230	2,188	1,589	2,971	—	14,515
Loans in repayment - delinquent 30-59 days	63	30	22	18	30	—	163
Loans in repayment - delinquent 60-89 days	36	16	11	8	14	—	85
Loans in repayment - 90 days or greater past due	26	11	9	6	11	—	63
Total	$4,908	$3,355	$2,278	$1,656	$3,082	$5,199	20,478
Deferred origination costs and unamortized premium/(discount)							66
Allowance for credit losses							(1,155)
Total Private Education Loans, net							$19,389

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.61%	0.45%	0.31%	0.23%	0.37%	—%	2.97%

SLM CORPORATION 73

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2022 and December 31, 2021.

As of June 30, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$230,998	$293,272	$13,052,473	$6,489	$942,027	$14,525,259
$ in total	$322,766	$293,924	$17,513,690	$6,583	$1,382,222	$19,519,185

As of December 31, 2021 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$221,637	$301,422	$14,097,819	$9,354	$880,980	$15,511,212
$ in total	$318,055	$302,764	$18,789,771	$9,402	$1,296,871	$20,716,863
(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid–December 2022.
(2) In May 2022, we discontinued offering our Career Training loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until May 2023.
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest
June 30, 2022	$1,171,910	$5,433	$7,344
December 31, 2021	$1,187,123	$3,635	$4,937
June 30, 2021	$1,305,640	$3,469	$4,104

74 SLM CORPORATION

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2022	December 31, 2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,055	$2,588
Sallie Mae Bank(1)	3,645,596	4,332,015
Available-for-sale investments	2,248,247	2,325,711
Total unrestricted cash and liquid investments	$5,897,898	$6,660,314

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
SLM CORPORATION 75

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$11,230	$4,361	$10,730	$4,050
Sallie Mae Bank(1)	3,853,025	5,283,623	3,582,328	5,929,576
Available-for-sale investments	2,196,627	1,813,325	2,323,704	1,825,277
Total unrestricted cash and liquid investments	$6,060,882	$7,101,309	$5,916,762	$7,758,903
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest bearing	$19,977,265	$20,826,692
Deposits - non-interest bearing	2,456	1,432
Total deposits	$19,979,721	$20,828,124

Our total deposits of $20.0 billion were comprised of $9.0 billion in brokered deposits and $11.0 billion in retail and other deposits at June 30, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of June 30, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.7 billion and $7.3 billion of our deposit total as of June 30, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $4 million and $4 million in the three months ended June 30, 2022 and 2021, respectively, and placement fee expense of $7 million and $8 million in the six months ended June 30, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and fees paid to third-party brokers related to brokered CDs were $4 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.

76 SLM CORPORATION

Interest bearing deposits at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$10,807,991	1.46%	$10,473,569	0.69%
Savings	944,496	1.11	959,122	0.43
Certificates of deposit	8,224,778	1.74	9,394,001	1.20
Deposits - interest bearing	$19,977,265		$20,826,692
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of June 30, 2022, and December 31, 2021, there were $523 million and $743 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $33 million and $35 million at June 30, 2022 and December 31, 2021, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2022, $3.6 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 93.2 percent and 6.8 percent, respectively, of our total notional derivative contracts of $3.9 billion at June 30, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2022 was $(52) million and $(4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $8 million and $9 million, respectively.
SLM CORPORATION 77

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2022.

As of June 30, 2022 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$8,110
Exposure to counterparties with credit ratings, net of collateral	$8,110
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2022. As of June 30, 2022, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
78 SLM CORPORATION

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
At June 30, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Six Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	June 30, 2022	June 30, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,236,740	14.3%	$1,579,060	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,236,740	14.3%	$1,917,430	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,519,403	15.6%	$2,368,590	>	10.5%
Tier 1 Capital (to Average Assets)	$3,236,740	11.2%	$1,153,540	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For June 30, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.

SLM CORPORATION 79

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $293 million and $401 million in dividends to the Company for the three and six months ended June 30, 2022, respectively, and $123 million and $1.1 billion in dividends to the Company for the three and six months ended June 30, 2021, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2022 and December 31, 2021, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings” in this Form 10-Q.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$987,384	$987,384	$—	$986,138	$986,138
Total unsecured borrowings	—	987,384	987,384	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,368,758	3,368,758	—	3,897,996	3,897,996
Variable-rate	—	863,168	863,168	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,231,926	4,231,926	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,231,926	4,231,926	—	4,944,852	4,944,852
Total	$—	$5,219,310	$5,219,310	$—	$5,930,990	$5,930,990

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both June 30, 2022, and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2022 or in the year ended December 31, 2021.
80 SLM CORPORATION

We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.1 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2022 or in the year ended December 31, 2021.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2022, we had $1.4 billion of outstanding contractual loan commitments that we expect to fund during the 2022/2023 academic year. At June 30, 2022, we had a $114 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties.
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies, can be found in our 2021 Form 10-K. During the six months ended June 30, 2022, we adopted ASU No. 2022-02, which affects the accounting and disclosure of TDRs, as discussed below.
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
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted CECL, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We elected to early adopt ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Notes to Consolidated Financial Statements, Note 4, "Allowance for Credit Losses" in this Form 10-Q.

SLM CORPORATION 81

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2022 and 2021, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates levels, a 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for that scenario have not been presented. At June 30, 2022, rates have increased enough to run the 100-basis point downward rate shock on the model for the first time since March 31, 2020. The EAR results for June 30, 2022 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. This position has shifted slightly negative but demonstrates a very balanced position. The EVE metrics demonstrate lower sensitivity than results from one year ago.

	2022			2021
As of June 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points
EAR - Shock	+0.8%	+0.3%	-0.6%	+2.4%	+0.9%	N/A
EAR - Ramp	+0.4%	+0.1%	-0.3%	+2.4%	+0.8%	N/A
EVE	-10.8%	-3.7%	+3.6%	-14.6%	-5.2%	N/A

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
82 SLM CORPORATION

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of June 30, 2022 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$688.5	$(688.5)
SOFR Rate	monthly	2,016.7	2,866.9	(850.2)
3-month Treasury bill	weekly	102.0	—	102.0
Prime	monthly	29.8	—	29.8
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	7,809.8	4,320.4	3,489.4
1-month LIBOR	daily	563.6	—	563.6
Non-Discrete reset(2)	daily/weekly	3,844.5	4,223.5	(379.0)
Fixed-Rate(3)		13,132.4	15,148.4	(2,016.0)
Total		$27,498.8	$27,498.8	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, SOFR, 1-Month LIBOR monthly, Non-Discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate, SOFR, 3-month LIBOR and 1-Month LIBOR daily categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.7 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
SLM CORPORATION 83

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2022.

As of June 30, 2022 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.83
Cash and investments	1.62
Total earning assets	4.04

Deposits
Short-term deposits	0.96
Long-term deposits	2.71
Total deposits	1.32

Borrowings
Long-term borrowings	3.44
Total borrowings	3.44

84 SLM CORPORATION

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SLM CORPORATION 85

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2022.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2022	2,277	$17.63	2,083	$1,076,000
May 1 - May 31, 2022	13,166	$17.55	13,166	$845,000
June 1 - June 30, 2022	4,750	$19.45	4,748	$753,000
Total second-quarter 2022	20,193	$18.00	19,997

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
(2)     In the first quarter of 2022, we utilized all capacity then remaining under the 2021 Share Repurchase Program. As of June 30, 2022, we had $753 million remaining under the 2022 Share Repurchase Program.
(3)    In the second quarter of 2022, we repurchased 20 million shares under our 10b5-1 trading plan. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2022 was $15.94.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
86 SLM CORPORATION

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2022.

10.2	Offer Letter between Kerri Palmer and the Company dated January 7, 2021.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SLM CORPORATION 87

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 27, 2022

88 SLM CORPORATION