Form 10-Q
period 2022-09-30
SLM Corp
filed 2022-10-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2022, there were 250,196,830 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$4,846,754	$4,334,603
Investments:
Trading investments at fair value (cost of $46,051 and $29,049, respectively)	52,450	37,465
Available-for-sale investments at fair value (cost of $2,643,540 and $2,535,568, respectively)	2,427,540	2,517,956
Other investments	136,803	140,037
Total investments	2,616,793	2,695,458
Loans held for investment (net of allowance for losses of $1,194,238 and $1,165,335, respectively)	19,622,302	20,341,283
Loans held for sale	28,880	—
Restricted cash	177,917	210,741
Other interest-earning assets	11,025	9,655
Accrued interest receivable	1,223,647	1,205,667
Premises and equipment, net	144,031	150,516
Goodwill and acquired intangible assets, net	120,570	—
Income taxes receivable, net	305,836	239,578
Tax indemnification receivable	8,392	8,047
Other assets	32,941	26,351
Total assets	$29,139,088	$29,221,899

Liabilities
Deposits	$21,276,748	$20,828,124
Long-term borrowings	5,522,311	5,930,990
Other liabilities	357,801	313,074
Total liabilities	27,156,860	27,072,188
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 435.1 million and 432.0 million shares issued, respectively	87,022	86,403
Additional paid-in capital	1,101,761	1,074,384
Accumulated other comprehensive loss (net of tax benefit of ($29,809) and ($5,707), respectively)	(93,477)	(17,897)
Retained earnings	3,270,896	2,817,134
Total SLM Corporation stockholders’ equity before treasury stock	4,617,272	4,211,094
Less: Common stock held in treasury at cost: 184.9 million and 153.1 million shares, respectively	(2,635,044)	(2,061,383)
Total equity	1,982,228	2,149,711
Total liabilities and equity	$29,139,088	$29,221,899

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans	$483,327	$442,576	$1,387,411	$1,304,479
Investments	10,260	3,366	24,252	9,262
Cash and cash equivalents	26,324	1,613	36,317	4,662
Total interest income	519,911	447,555	1,447,980	1,318,403
Interest expense:
Deposits	105,468	51,629	215,473	175,483
Interest expense on short-term borrowings	3,054	5,458	8,902	14,360
Interest expense on long-term borrowings	41,879	32,950	116,255	101,144
Total interest expense	150,401	90,037	340,630	290,987
Net interest income	369,510	357,518	1,107,350	1,027,416
Less: provisions for credit losses	207,598	138,442	336,193	(17,648)
Net interest income after provisions for credit losses	161,912	219,076	771,157	1,045,064
Non-interest income:
Gains (losses) on sales of loans, net	74,978	(10)	324,856	402,780
Gains (losses) on derivatives and hedging activities, net	—	44	(5)	161
Other income	20,125	13,879	50,430	76,747
Total non-interest income	95,103	13,913	375,281	479,688
Non-interest expenses:
Operating expenses:
Compensation and benefits	65,003	66,229	202,995	200,426
FDIC assessment fees	4,592	6,521	11,501	17,634
Other operating expenses	80,369	67,899	199,204	175,098
Total operating expenses	149,964	140,649	413,700	393,158
Acquired intangible assets amortization expense	2,328	—	5,478	—
Restructuring expenses	—	108	—	1,255
Total non-interest expenses	152,292	140,757	419,178	394,413
Income before income tax expense	104,723	92,232	727,260	1,130,339
Income tax expense	29,551	19,392	181,203	276,091
Net income	75,172	72,840	546,057	854,248
Preferred stock dividends	2,531	1,166	5,563	3,559
Net income attributable to SLM Corporation common stock	$72,641	$71,674	$540,494	$850,689
Basic earnings per common share	$0.29	$0.24	$2.05	$2.62
Average common shares outstanding	251,266	299,890	263,098	324,148
Diluted earnings per common share	$0.29	$0.24	$2.03	$2.59
Average common and common equivalent shares outstanding	253,716	304,511	266,065	329,064
Declared dividends per common share	$0.11	$0.03	$0.33	$0.09

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$75,172	$72,840	$546,057	$854,248
Other comprehensive income (loss):
Unrealized losses on investments	(68,701)	(2,539)	(197,930)	(10,256)
Unrealized gains on cash flow hedges	29,823	5,095	98,248	29,374
Total unrealized gains (losses)	(38,878)	2,556	(99,682)	19,118
Income tax (expense) benefit	9,400	(619)	24,102	(4,621)
Other comprehensive income (loss), net of tax (expense) benefit	(29,478)	1,937	(75,580)	14,497
Total comprehensive income	$45,694	$74,777	$470,477	$868,745

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2022	2,510,696	435,102,082	(183,717,942)	251,384,140	$251,070	$87,021	$1,095,296	$(63,999)	$3,225,610	$(2,618,188)	$1,976,810
Net income	—	—	—	—	—	—	—	—	75,172	—	75,172
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(29,478)	—	—	(29,478)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	45,694
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(27,643)	—	(27,643)
Preferred Stock, Series B ($1.01 per share)	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(539)	—	(1)	—	(540)
Issuance of common shares	—	4,682	—	4,682	—	1	539	—	—	—	540
Stock-based compensation expense	—	—	—	—	—	—	6,465	—	289	—	6,754
Common stock repurchased	—	—	(1,191,544)	(1,191,544)	—	—	—	—	—	(16,849)	(16,849)
Shares repurchased related to employee stock-based compensation plans	—	—	(448)	(448)	—	—	—	—	—	(7)	(7)
Balance at September 30, 2022	2,510,696	435,106,764	(184,909,934)	250,196,830	$251,070	$87,022	$1,101,761	$(93,477)	$3,270,896	$(2,635,044)	$1,982,228

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	2,510,696	456,729,251	(81,441,252)	375,287,999	$251,070	$91,346	$1,331,247	$(34,200)	$1,722,365	$(798,993)	$2,562,835
Net income	—	—	—	—	—	—	—	—	854,248	—	854,248
Other comprehensive income, net of tax	—	—	—	—	—	—	—	14,497	—	—	14,497
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	868,745
Cash dividends declared:
Common stock ($0.09 per share)	—	—	—	—	—	—	—	—	(29,104)	—	(29,104)
Preferred Stock, Series B ($1.42 per share)	—	—	—	—	—	—	—	—	(3,559)	—	(3,559)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	522	—	(539)	—	(17)
Issuance of common shares	—	3,785,490	—	3,785,490	—	757	4,134	—	—	—	4,891
Stock-based compensation expense	—	—	—	—	—	—	24,254	—	—	—	24,254
Common stock repurchased and cancelled	—	(28,502,460)	—	(28,502,460)	—	(5,700)	(466,782)	—	—	—	(472,482)
Common stock repurchased	—	—	(56,025,796)	(56,025,796)	—	—	174,684	—	—	(978,883)	(804,199)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,367,826)	(1,367,826)	—	—	—	—	—	(20,103)	(20,103)
Balance at September 30, 2021	2,510,696	432,012,281	(138,834,874)	293,177,407	$251,070	$86,403	$1,068,059	$(19,703)	$2,543,411	$(1,797,979)	$2,131,261

See accompanying notes to consolidated financial statements.

8 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	546,057	—	546,057
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(75,580)	—	—	(75,580)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	470,477
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(86,219)	—	(86,219)
Preferred Stock, Series B ($2.22 per share)	—	—	—	—	—	—	—	—	(5,563)	—	(5,563)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	245	—	(802)	—	(557)
Issuance of common shares	—	3,093,392		3,093,392	—	619	371	—	—	—	990
Stock-based compensation expense	—	—	—	—	—	—	26,761	—	289	—	27,050
Common stock repurchased	—	—	(30,721,944)	(30,721,944)	—	—	—	—	—	(552,887)	(552,887)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,131,351)	(1,131,351)	—	—	—	—	—	(20,774)	(20,774)
Balance at September 30, 2022	2,510,696	435,106,764	(184,909,934)	250,196,830	$251,070	$87,022	$1,101,761	$(93,477)	$3,270,896	$(2,635,044)	$1,982,228

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Operating activities
Net income	$546,057	$854,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	336,193	(17,648)
Income tax expense	181,203	276,091
Amortization of brokered deposit placement fee	9,757	11,932
Amortization of Secured Borrowing Facility upfront fee	1,930	1,845
Amortization of deferred loan origination costs and loan premium/(discounts), net	11,619	11,851
Net amortization of discount on investments	802	5,902
(Increase) reduction in tax indemnification receivable	(345)	6,006
Depreciation of premises and equipment	12,840	11,445
Acquired intangible assets amortization expense	5,478	—
Stock-based compensation expense	27,152	24,254
Unrealized (gains) losses on derivatives and hedging activities, net	247	21,434
Gains on sales of loans, net	(324,856)	(402,780)
Acquisition transaction costs, net	2,602	—
Other adjustments to net income, net	13,174	(29,229)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(580,704)	(556,143)
Increase in trading investments	(5,064)	—
Increase in non-marketable securities	(2,050)	(9,415)
(Increase) decrease in other interest-earning assets	(1,370)	30,983
Decrease (increase) in other assets	(20,725)	(110,841)
Decrease in income taxes payable, net	(217,909)	(230,072)
Increase in accrued interest payable	25,307	4,153
(Decrease) increase in other liabilities	(15,471)	860
Total adjustments	(540,190)	(949,372)
Total net cash provided by (used in) operating activities	5,867	(95,124)
Investing activities
Loans acquired and originated	(5,234,895)	(4,744,212)
Net proceeds from sales of loans held for investment	3,460,758	3,436,075
Proceeds from FFELP Loan claim payments	22,587	14,653
Net decrease in loans held for investment (other than loan sales)	2,833,822	2,835,850
Purchases of available-for-sale securities	(753,129)	(1,159,667)
Proceeds from sales and maturities of available-for-sale securities	812,712	799,193
Purchase of subsidiary, net of cash acquired	(127,654)	—
Total net cash provided by investing activities	1,014,201	1,181,892
Financing activities
Brokered deposit placement fee	(8,147)	(11,182)
Net decrease in certificates of deposit	(77,938)	(1,690,990)
Net increase (decrease) in other deposits	611,851	(12,172)
Issuance costs for collateralized borrowings	(40)	—
Borrowings collateralized by loans in securitization trusts - issued	572,640	1,053,633
Borrowings collateralized by loans in securitization trusts - repaid	(988,505)	(830,026)
Issuance costs for unsecured debt offering	(375)	(325)
Fees paid on Secured Borrowing Facility	(2,838)	(2,846)
Common stock dividends paid	(86,219)	(29,104)
Preferred stock dividends paid	(5,563)	(3,559)
Common stock repurchased	(555,607)	(1,276,681)
10 SLM CORPORATION

Total net cash used in financing activities	(540,741)	(2,803,252)
Net increase (decrease) in cash, cash equivalents and restricted cash	479,327	(1,716,484)
Cash, cash equivalents and restricted cash at beginning of period	4,545,344	4,609,709
Cash, cash equivalents and restricted cash at end of period	$5,024,671	$2,893,225
Cash disbursements made for:
Interest	$285,626	$261,205
Income taxes paid	$219,975	$237,882
Income taxes refunded	$(2,023)	$(7,610)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,846,754	$2,717,752
Restricted cash	177,917	175,473
Total cash, cash equivalents and restricted cash	$5,024,671	$2,893,225

See accompanying notes to consolidated financial statements.
SLM CORPORATION 11

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
Business Combination
On March 4, 2022, we completed the previously announced acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. The addition of Nitro will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. The acquisition of the Nitro assets, including its employees and intellectual property, has expanded our digital marketing capabilities, reduced the cost to acquire customer accounts, and accelerated our progress to become a broader education solutions provider for students before, during, and immediately after college.
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
The results of operations of Nitro have been included in our consolidated financial statements since the acquisition date. We have not disclosed the pro forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2022, as the pro forma impact was deemed immaterial. Transaction costs associated with the Nitro acquisition were approximately $3 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income.
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
See Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q for additional details.

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
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We have elected to early adopt all aspects of ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Notes to Consolidated Financial Statements, Note 5, "Allowance for Credit Losses," in this Form 10-Q.

SLM CORPORATION 13

2. Investments
Trading Investments
We periodically sell Private Education Loans through off-balance sheet securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings.
In the third quarter of 2022 we invested $5 million in a debt security classified as a trading investment and recorded the initial investment at cost. The investment will subsequently be measured at fair value with changes in market value recorded through earnings.
At September 30, 2022 and December 31, 2021, we had $52 million and $37 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of September 30, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$394,753	$—	$1	$(71,682)	$323,072
Utah Housing Corporation bonds	3,584	—	—	(279)	3,305
U.S. government-sponsored enterprises and Treasuries	1,928,886	—	—	(124,239)	1,804,647
Other securities	316,317	—	—	(19,801)	296,516
Total	$2,643,540	$—	$1	$(216,001)	$2,427,540

As of December 31, 2021 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$376,313	$—	$1,857	$(7,073)	$371,097
Utah Housing Corporation bonds	6,943	—	18	—	6,961
U.S. government-sponsored enterprises and Treasuries	1,958,943	—	603	(11,893)	1,947,653
Other securities	193,369	—	439	(1,563)	192,245
Total	$2,535,568	$—	$2,917	$(20,529)	$2,517,956

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2022:
Mortgage-backed securities	$(21,060)	$126,053	$(50,622)	$196,946	$(71,682)	$322,999
Utah Housing Corporation bonds	(279)	3,305	—	—	(279)	3,305
U.S. government-sponsored enterprises and Treasuries	(84,320)	1,430,124	(39,919)	374,523	(124,239)	1,804,647
Other securities	(15,459)	264,836	(4,342)	31,680	(19,801)	296,516
Total	$(121,118)	$1,824,318	$(94,883)	$603,149	$(216,001)	$2,427,467

As of December 31, 2021:
Mortgage-backed securities	$(5,534)	$261,404	$(1,540)	$36,587	$(7,074)	$297,991
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(11,892)	1,199,367	—	—	(11,892)	1,199,367
Other securities	(1,563)	132,884	—	—	(1,563)	132,884
Total	$(18,989)	$1,593,655	$(1,540)	$36,587	$(20,529)	$1,630,242

At September 30, 2022 and December 31, 2021, 190 of 191 and 60 of 180, respectively, of our available-for-sale securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2021 to September 30, 2022 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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
As of September 30, 2022, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of September 30, 2022 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2022	$124,994	$124,744
2023	162,549	157,988
2024	697,586	660,951
2025	297,572	282,163
2026	548,076	484,902
2027	98,109	93,900
2038	72	73
2039	831	810
2042	2,742	2,347
2043	4,834	4,285
2044	5,597	5,047
2045	5,699	5,002
2046	8,170	7,138
2047	8,718	7,750
2048	2,154	2,050
2049	16,820	14,799
2050	119,167	95,297
2051	165,761	131,838
2052	57,773	49,940
2053	117,467	107,891
2054	92,527	85,057
2055	106,322	103,568
Total	$2,643,540	$2,427,540

Some of our securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $627 million and $888 million par value of securities pledged to this borrowing facility at September 30, 2022 and December 31, 2021, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 9, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer in determining any changes in the value of the securities. As of both September 30, 2022 and December 31, 2021, our total investment in these securities was $69 million.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $62 million at September 30, 2022 and $68 million at December 31, 2021. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $27 million at September 30, 2022 and $30 million at December 31, 2021.
16 SLM CORPORATION

2.	Investments (Continued)
Related to these investments, we recognized tax credits and other tax benefits through tax expense of more than $1 million at September 30, 2022 and $7 million at December 31, 2021. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, and Credit Cards. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Credit Cards” to refer to our suite of Credit Cards with bonus rewards. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale as we plan to sell our Credit Card portfolio. For additional information, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale.”
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of September 30, 2022 and December 31, 2021, 47 percent and 52 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first nine months of 2022, we recognized $325 million in gains from the sale of approximately $3.29 billion of our Private Education Loans, including $3.08 billion of principal and $213 million in capitalized interest, to unaffiliated third parties. In the first nine months of 2021, we recognized $403 million in gains from the sale of approximately $3.19 billion of our Private Education Loans, including $2.99 billion of principal and $195 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings - Unconsolidated VIEs.”

SLM CORPORATION 17

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Private Education Loans:
Fixed-rate	$10,693,123	$9,920,547
Variable-rate	9,411,340	10,796,316
Total Private Education Loans, gross	20,104,463	20,716,863
Deferred origination costs and unamortized premium/(discount)	66,816	67,488
Allowance for credit losses	(1,190,427)	(1,158,977)
Total Private Education Loans, net	18,980,852	19,625,374

FFELP Loans	643,614	695,216
Deferred origination costs and unamortized premium/(discount)	1,647	1,815
Allowance for credit losses	(3,811)	(4,077)
Total FFELP Loans, net	641,450	692,954

Credit Cards (fixed-rate)	—	25,014
Deferred origination costs and unamortized premium/(discount)	—	222
Allowance for credit losses	—	(2,281)
Total Credit Cards, net	—	22,955
Loans held for investment, net	$19,622,302	$20,341,283

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years and 4.7 years at September 30, 2022 and December 31, 2021, respectively.

The average balance (net of unamortized premium/discount) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2022		2021
Three Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$19,958,763	9.43%	$20,944,581	8.26%
FFELP Loans	655,724	5.03	713,517	3.45
Credit Cards	—	—	14,894	6.95
Total portfolio	$20,614,487		$21,672,992

18 SLM CORPORATION

3.	Loans Held for Investment (Continued)

	2022		2021
Nine Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,685,372	8.82%	$20,860,973	8.23%
FFELP Loans	673,654	4.18	723,656	3.43
Credit Cards	—	—	12,821	4.97
Total portfolio	$21,359,026		$21,597,450

4. Loans Held for Sale

We had $29 million in loans held for sale at September 30, 2022 and no loans held for sale at December 31, 2021. The balance at September 30, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred to held for sale. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million.

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

SLM CORPORATION 19

5.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Three Months Ended September 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,929	$1,074,744	$2,393	$1,081,066
Transfer from unfunded commitment liability(1)	—	168,377	—	168,377
Provisions:
Provision for current period	29	95,482	2,039	97,550
Loan sale reduction to provision	—	(50,226)	—	(50,226)
Loans transferred to held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	29	45,256	(333)	44,952
Net charge-offs:
Charge-offs	(147)	(109,350)	(2,062)	(111,559)
Recoveries	—	11,400	2	11,402
Net charge-offs	(147)	(97,950)	(2,060)	(100,157)
Ending Balance	$3,811	$1,190,427	$—	$1,194,238
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,811	$1,190,427	$—	$1,194,238
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$643,614	$20,104,463	$—	$20,748,077
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.11%	2.67%	—%
Allowance as a percentage of the ending total loan balance	0.59%	5.92%	—%
Allowance as a percentage of the ending loans in repayment(3)	0.78%	8.18%	—%
Allowance coverage of net charge-offs (annualized)	6.48	3.04	—
Ending total loans, gross	$643,614	$20,104,463	$—
Average loans in repayment(3)	$518,226	$14,674,437	$—
Ending loans in repayment(3)	$489,920	$14,546,556	$—

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$45,256
Provisions for unfunded loan commitments	162,646
Total Private Education Loan provisions for credit losses	207,902
Other impacts to the provisions for credit losses:
FFELP Loans	29
Credit Cards	(333)
Total	(304)
Provisions for credit losses reported in consolidated statements of income	$207,598

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
20 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Three Months Ended September 30, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,262	$1,154,540	$1,442	$1,160,244
Transfer from unfunded commitment liability(1)	—	110,613	—	110,613
Provisions:
Provision for current period	50	(6,995)	415	(6,530)
Loan sale reduction to provision	—	—	—	—
Total provisions(2)	50	(6,995)	415	(6,530)
Net charge-offs:
Charge-offs	(106)	(56,000)	(119)	(56,225)
Recoveries	—	7,302	3	7,305
Net charge-offs	(106)	(48,698)	(116)	(48,920)
Ending Balance	$4,206	$1,209,460	$1,741	$1,215,407
Allowance:
Ending balance: individually evaluated for impairment	$—	$69,626	$—	$69,626
Ending balance: collectively evaluated for impairment	$4,206	$1,139,834	$1,741	$1,145,781
Loans:
Ending balance: individually evaluated for impairment	$—	$1,148,282	$—	$1,148,282
Ending balance: collectively evaluated for impairment	$705,691	$20,554,555	$17,766	$21,278,012
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.08%	1.29%	3.07%
Allowance as a percentage of the ending total loan balance	0.60%	5.57%	9.80%
Allowance as a percentage of the ending loans in repayment(3)	0.79%	7.81%	9.80%
Allowance coverage of net charge-offs (annualized)	9.92	6.21	3.75
Ending total loans, gross	$705,691	$21,702,837	$17,766
Average loans in repayment(3)	$540,018	$15,108,802	$15,098
Ending loans in repayment(3)	$530,476	$15,490,132	$17,766
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
Three Months Ended September 30, 2021 (dollars in thousands)
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

SLM CORPORATION 21

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	303,591	—	303,591
Provisions:
Provision for current period	110	168,473	2,635	171,218
Loan sale reduction to provision	—	(171,325)	—	(171,325)
Loans transferred to held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	110	(2,852)	263	(2,479)
Net charge-offs:
Charge-offs	(376)	(299,699)	(2,549)	(302,624)
Recoveries	—	30,410	5	30,415
Net charge-offs	(376)	(269,289)	(2,544)	(272,209)
Ending Balance	$3,811	$1,190,427	$—	$1,194,238
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,811	$1,190,427	$—	$1,194,238
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$643,614	$20,104,463	$—	$20,748,077
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.09%	2.37%	—%
Allowance as a percentage of the ending total loan balance	0.59%	5.92%	—%
Allowance as a percentage of the ending loans in repayment(4)	0.78%	8.18%	—%
Allowance coverage of net charge-offs (annualized)	7.60	3.32	—
Ending total loans, gross	$643,614	$20,104,463	$—
Average loans in repayment(3)	$532,275	$15,173,465	$—
Ending loans in repayment(3)	$489,920	$14,546,556	$—

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(2,852)
Provisions for unfunded loan commitments	338,672
Total Private Education Loan provisions for credit losses	335,820
Other impacts to the provisions for credit losses:
FFELP Loans	110
Credit Cards	263
Total	373
Provisions for credit losses reported in consolidated statements of income	$336,193

(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
22 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	262,049	—	262,049
Provisions:
Provision for current period	77	(260,923)	511	(260,335)
Loan sale reduction to provision	—	(10,335)	—	(10,335)
Loans transferred from held-for-sale	—	1,887	—	1,887
Total provisions(2)	77	(269,371)	511	(268,783)
Net charge-offs:
Charge-offs	(249)	(161,039)	(281)	(161,569)
Recoveries	—	21,977	10	21,987
Net charge-offs	(249)	(139,062)	(271)	(139,582)
Ending Balance	$4,206	$1,209,460	$1,741	$1,215,407
Allowance:
Ending balance: individually evaluated for impairment	$—	$69,626	$—	$69,626
Ending balance: collectively evaluated for impairment	$4,206	$1,139,834	$1,741	$1,145,781
Loans:
Ending balance: individually evaluated for impairment	$—	$1,148,282	$—	$1,148,282
Ending balance: collectively evaluated for impairment	$705,691	$20,554,555	$17,766	$21,278,012
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.06%	1.25%	2.75%
Allowance as a percentage of the ending total loan balance	0.60%	5.57%	9.80%
Allowance as a percentage of the ending loans in repayment(3)	0.79%	7.81%	9.80%
Allowance coverage of net charge-offs (annualized)	12.67	6.52	4.82
Ending total loans, gross	$705,691	$21,702,837	$17,766
Average loans in repayment(3)	$547,394	$14,877,937	$13,136
Ending loans in repayment(3)	$530,476	$15,490,132	$17,766
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
Nine Months Ended September 30, 2021 (dollars in thousands)
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

Allowance for Credit Losses - Forecast Assumptions
In determining the adequacy of the allowance for credit losses, we include forecasts of, among other macroeconomic inputs, college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for all macroeconomic inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At September 30, 2021, December 31, 2021, and September 30, 2022, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the nine months ended September 30, 2022 increased by $354 million compared with the year-ago period. During the nine months ended September 30, 2022, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by a negative provision recorded related to $3.29 billion in Private Education Loans sold in 2022. During the first nine months of 2021, the provision for credit losses was primarily affected by improvements in the economic forecasts and faster prepayment speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises.
As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and of ending loans in repayment; and delinquency and forbearance percentages.
Charge-offs increased in both the three and nine months ended September 30, 2022 compared to the respective year-ago periods because of the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase were elevated losses on loans whose borrowers took a “gap year” during the pandemic and entered full principal and interest repayment status starting in late 2021, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The increased charge-offs caused the allowance coverage of net charge-offs (annualized) ratio to decline for the three and nine months ended September 30, 2022 compared with the respective year-ago periods.
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
24 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$9,750	0.05%	$79,765	0.40%
Total	$9,750	0.05%	$79,765	0.40%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$25,065	0.12%	$237,588	1.18%
Total	$25,065	0.12%	$237,588	1.18%

SLM CORPORATION 25

5.	Allowance for Credit Losses (Continued)
The following tables describes the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended September 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 11.31% to 4.00%	Private Education Loans	Added a weighted average 10.24 years to the life of loans Reduced average contractual rate from 10.87% to 4.00%

Nine Months Ended September 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.76% to 4.00%	Private Education Loans	Added a weighted average 10.38 years to the life of loans Reduced average contractual rate from 10.17% to 4.00%

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

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default	Modified Loans(1)(2)	Payment Default
Loan Type:
Private Education Loans	$9,467	$9,289	$12,660	$12,463
Total	$9,467	$9,289	$12,660	$12,463
(1) Represents amortized cost basis of loans that have been modified.
(2) For the three months ended September 30, 2022, the modified loans include $8.5 million of interest rate reduction and term extension loan modifications and $1.0 million of interest rate reduction only loan modifications. For the nine months ended September 30, 2022, the modified loans include $11.4 million of interest rate reduction and term extension loan modifications and $1.2 million of interest rate reduction only loan modifications.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have
26 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)
been modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period.

	Payment Status (Amortized Cost Basis)
At September 30, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)
Loan Type:
Private Education Loans	$5,575	$236,477	$10,335	$5,835	$4,431
Total	$5,575	$236,477	$10,335	$5,835	$4,431
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

As of September 30, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,047,398	$3,994,466	$2,273,147	$1,903,962	$1,443,011	$4,871,685	$17,533,669	87%
Without cosigner	491,319	618,831	392,461	333,419	224,139	510,625	2,570,794	13
Total	$3,538,717	$4,613,297	$2,665,608	$2,237,381	$1,667,150	$5,382,310	$20,104,463	100%

FICO at Origination(2):
Less than 670	$271,510	$308,184	$161,273	$180,403	$146,085	$460,074	$1,527,529	8%
670-699	490,170	615,019	364,369	348,359	266,501	922,131	3,006,549	15
700-749	1,106,786	1,457,396	859,924	739,722	554,847	1,813,627	6,532,302	32
Greater than or equal to 750	1,670,251	2,232,698	1,280,042	968,897	699,717	2,186,478	9,038,083	45
Total	$3,538,717	$4,613,297	$2,665,608	$2,237,381	$1,667,150	$5,382,310	$20,104,463	100%

FICO Refreshed(2)(3):
Less than 670	$330,446	$431,998	$233,480	$239,180	$206,833	$811,604	$2,253,541	11%
670-699	494,948	594,535	292,414	246,158	179,979	589,077	2,397,111	12
700-749	1,092,230	1,402,767	778,630	649,713	466,824	1,458,193	5,848,357	29
Greater than or equal to 750	1,621,093	2,183,997	1,361,084	1,102,330	813,514	2,523,436	9,605,454	48
Total	$3,538,717	$4,613,297	$2,665,608	$2,237,381	$1,667,150	$5,382,310	$20,104,463	100%

Seasoning(4):
1-12 payments	$1,961,724	$1,921,089	$323,754	$305,985	$224,662	$482,794	$5,220,008	26%
13-24 payments	—	946,963	1,028,413	169,959	156,320	489,470	2,791,125	14
25-36 payments	—	—	583,318	909,963	130,692	508,953	2,132,926	11
37-48 payments	—	—	42	362,762	639,349	483,212	1,485,365	7
More than 48 payments	—	—	—	—	231,269	2,886,910	3,118,179	16
Not yet in repayment	1,576,993	1,745,245	730,081	488,712	284,858	530,971	5,356,860	26
Total	$3,538,717	$4,613,297	$2,665,608	$2,237,381	$1,667,150	$5,382,310	$20,104,463	100%

2022 Current period(5) gross charge-offs	$(696)	$(13,397)	$(33,009)	$(44,122)	$(42,589)	$(165,886)	$(299,699)
2022 Current period(5) recoveries	40	928	2,901	4,092	4,049	18,400	30,410
2022 Current period(5) net charge-offs	$(656)	$(12,469)	$(30,108)	$(40,030)	$(38,540)	$(147,486)	$(269,289)

Total accrued interest by origination vintage	$72,446	$292,512	$222,265	$217,871	$149,759	$246,305	$1,201,158

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2022.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2022 through September 30, 2022.

28 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

As of December 31, 2021 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)	2016 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,263,892	$3,604,553	$2,778,262	$2,025,463	$1,765,719	$4,753,775	$18,191,664	88%
Without cosigner	558,469	561,730	438,263	294,597	212,514	459,626	2,525,199	12
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO at Origination(2):
Less than 670	$248,368	$238,005	$251,157	$193,123	$166,048	$428,416	$1,525,117	7%
670-699	508,264	564,497	493,237	363,313	329,807	884,981	3,144,099	15
700-749	1,210,833	1,348,269	1,057,001	770,452	660,270	1,753,709	6,800,534	33
Greater than or equal to 750	1,854,896	2,015,512	1,415,130	993,172	822,108	2,146,295	9,247,113	45
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

FICO Refreshed(2)(3):
Less than 670	$326,613	$279,578	$273,652	$235,684	$233,022	$739,268	$2,087,817	10%
670-699	506,021	475,674	365,133	256,400	209,536	570,605	2,383,369	12
700-749	1,209,493	1,285,015	978,763	682,024	568,766	1,448,692	6,172,753	30
Greater than or equal to 750	1,780,234	2,126,016	1,598,977	1,145,952	966,909	2,454,836	10,072,924	48
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

Seasoning(4):
1-12 payments	$2,265,811	$594,850	$515,328	$385,246	$340,242	$501,269	$4,602,746	22%
13-24 payments	—	2,287,737	362,674	203,674	211,064	479,540	3,544,689	17
25-36 payments	—	173	1,565,203	312,049	164,575	482,369	2,524,369	12
37-48 payments	—	—	—	983,434	295,206	464,563	1,743,203	8
More than 48 payments	—	—	—	—	671,138	2,726,304	3,397,442	16
Not yet in repayment	1,556,550	1,283,523	773,320	435,657	296,008	559,356	4,904,414	25
Total	$3,822,361	$4,166,283	$3,216,525	$2,320,060	$1,978,233	$5,213,401	$20,716,863	100%

2021 Current period(5) gross charge-offs	$(1,183)	$(8,604)	$(23,866)	$(32,741)	$(37,186)	$(126,011)	$(229,591)
2021 Current period(5) recoveries	35	540	2,092	3,693	4,450	18,684	29,494
2021 Current period(5) net charge-offs	$(1,148)	$(8,064)	$(21,774)	$(29,048)	$(32,736)	$(107,327)	$(200,097)

Total accrued interest by origination vintage	$109,233	$247,418	$270,242	$198,816	$131,685	$229,729	$1,187,123
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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of September 30, 2022 (dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Total

Loans in-school/grace/deferment(1)	$1,576,993	$1,745,245	$730,081	$488,712	$284,858	$530,971	$5,356,860
Loans in forbearance(2)	4,034	19,309	21,994	24,534	24,589	106,587	201,047
Loans in repayment:
Loans current	1,950,830	2,802,675	1,854,054	1,654,125	1,293,502	4,447,769	14,002,955
Loans delinquent 30-59 days(3)	4,690	25,836	28,361	32,374	28,952	135,028	255,241
Loans delinquent 60-89 days(3)	1,542	13,268	17,592	19,004	18,721	81,685	151,812
Loans 90 days or greater past due(3)	628	6,964	13,526	18,632	16,528	80,270	136,548
Total Private Education Loans in repayment	1,957,690	2,848,743	1,913,533	1,724,135	1,357,703	4,744,752	14,546,556
Total Private Education Loans, gross	3,538,717	4,613,297	2,665,608	2,237,381	1,667,150	5,382,310	20,104,463
Private Education Loans deferred origination costs and unamortized premium/(discount)	20,938	16,761	9,719	5,935	3,867	9,596	66,816
Total Private Education Loans	3,559,655	4,630,058	2,675,327	2,243,316	1,671,017	5,391,906	20,171,279
Private Education Loans allowance for losses	(260,520)	(296,638)	(153,743)	(135,939)	(91,886)	(251,701)	(1,190,427)
Private Education Loans, net	$3,299,135	$4,333,420	$2,521,584	$2,107,377	$1,579,131	$5,140,205	$18,980,852

Percentage of Private Education Loans in repayment	55.3%	61.8%	71.8%	77.1%	81.4%	88.2%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.4%	1.6%	3.1%	4.1%	4.7%	6.3%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	0.7%	1.1%	1.4%	1.8%	2.2%	1.4%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest

September 30, 2022	$1,201,159	$6,515	$7,783
December 31, 2021	$1,187,123	$3,635	$4,937

32 SLM CORPORATION

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
At September 30, 2022, we had $2.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2022/2023 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2022		2021
Three Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$113,525	$1,413,840	$64,772	$1,161,696
Provision/New commitments - net(1)	192,559	3,148,434	129,904	2,885,024
Other provision items	(29,913)	—	15,068	—
Transfer - funded loans(2)	(168,377)	(2,345,348)	(110,613)	(2,083,128)
Ending Balance	$107,794	$2,216,926	$99,131	$1,963,592

	2022		2021
Nine Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$72,713	$1,776,976	$110,044	$1,673,018
Provision/New commitments - net(1)	339,705	5,584,129	218,304	4,963,789
Other provision items	(1,033)	—	32,831	—
Transfer - funded loans(2)	(303,591)	(5,144,179)	(262,048)	(4,673,215)
Ending Balance	$107,794	$2,216,926	$99,131	$1,963,592
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

SLM CORPORATION 33

7. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the Nitro acquisition in the first quarter of 2022. Goodwill is not amortized but is tested periodically for impairment. We plan to test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At September 30, 2022 we had $51 million in total goodwill. See Notes to Consolidated Financial Statements, Note 1, “Significant Accounting Policies” in this Form 10-Q for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		September 30, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(3,994)	$64,476
Customer relationships	5	5,670	(1,239)	4,431
Developed technology	3	1,260	(245)	1,015
Total acquired intangible assets		$75,400	$(5,478)	$69,922
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $2 million and $5 million in the three and nine months ended September 30, 2022, respectively. There was no amortization of acquired intangible assets recorded in the three and nine months ended September 30, 2021. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $8 million, $9 million, $8 million, $8 million, and $7 million in 2022, 2023, 2024, 2025, and 2026, respectively.
34 SLM CORPORATION

8. Deposits

The following table summarizes total deposits at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest-bearing	$21,276,181	$20,826,692
Deposits - non-interest-bearing	567	1,432
Total deposits	$21,276,748	$20,828,124

Our total deposits of $21.3 billion were comprised of $10.2 billion in brokered deposits and $11.1 billion in retail and other deposits at September 30, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest-bearing deposits as of September 30, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion and $7.3 billion of our deposit total as of September 30, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended September 30, 2022 and 2021, respectively, and placement fee expense of $10 million and $12 million in the nine months ended September 30, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $4 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and fees paid to third-party brokers related to brokered CDs were $8 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest bearing deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$11,053,370	2.57%	$10,473,569	0.69%
Savings	947,870	2.14	959,122	0.43
Certificates of deposit	9,274,941	2.29	9,394,001	1.20
Deposits - interest bearing	$21,276,181		$20,826,692
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2022 and December 31, 2021, there were $538 million and $743 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $48 million and $35 million at September 30, 2022 and December 31, 2021, respectively.

SLM CORPORATION 35

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in our 2021 Form 10-K. The following table summarizes our borrowings at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,182	$988,182	$—	$986,138	$986,138
Total unsecured borrowings	—	988,182	988,182	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,673,627	3,673,627	—	3,897,996	3,897,996
Variable-rate	—	860,502	860,502	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,534,129	4,534,129	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,534,129	4,534,129	—	4,944,852	4,944,852
Total	$—	$5,522,311	$5,522,311	$—	$5,930,990	$5,930,990

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both September 30, 2022, and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility.

36 SLM CORPORATION

9.	Borrowings (Continued)
Long-term Borrowings
Secured Financings
2022 Transactions
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. On September 30, 2022, $658 million of our Private Education Loans, including $613 million of principal and $45 million in capitalized interest, were encumbered because of this transaction.
Secured Financings at Issuance
The following table summarizes our secured financings issued in 2021. There was one secured financing issued in the nine months ended September 30, 2022.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
2021-E	November 2021	534,000	1-month LIBOR plus 0.69%	4.15
Total notes issued in 2021		$1,592,000

Total loan and accrued interest amount securitized at inception in 2021(2)		$1,656,263

2022-C	August 2022	$575,000	SOFR plus 1.76%	4.69
Total notes issued in 2022		$575,000

Total loan and accrued interest amount securitized at inception in 2022(3)		$674,387

(1) Represents LIBOR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At September 30, 2022, $1.33 billion of our Private Education Loans, including $1.25 billion of principal and $84 million in capitalized interest, were encumbered related to these transactions.
(3) At September 30, 2022, $658 million of our Private Education Loans, including $613 million of principal and $45 million in capitalized interest, were encumbered related to these transactions.

SLM CORPORATION 37

9.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of September 30, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,534,129	$4,534,129	$5,665,062	$177,917	$345,436	$6,188,415
Secured Borrowing Facility	—	—	—	—	—	1,775	1,775
Total	$—	$4,534,129	$4,534,129	$5,665,062	$177,917	$347,211	$6,190,190

As of December 31, 2021 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$357,982	$6,597,757
Secured Borrowing Facility	—	—	—	—	—	867	867
Total	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$358,849	$6,598,624

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

38 SLM CORPORATION

9.	Borrowings (Continued)

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
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$296,516	$47,386	$343,902	$192,245	$37,465	$229,710

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2022 or in the year ended December 31, 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.6 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2022 or in the year ended December 31, 2021.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2022, $3.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 93.0 percent and 7.0 percent, respectively, of our total notional derivative contracts of $3.5 billion at September 30, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2022 was $(56) million and $(7) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million and $9 million, respectively.

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2022 and December 31, 2021, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2022 and September 30, 2021. Please refer to Notes to Consolidated Financial Statements, Note 12, “Derivative Financial Instruments” in our 2021 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.
40 SLM CORPORATION

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2022	2021	2022	2021	2022	2021	2022	2021
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$2,172	$—	$—	$—	$—	$5	$2,172	$5
Other	Other	—	—	—	—	—	1,317	—	1,317
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(231)	(1,051)	(21)	—	—	(1,051)	(252)
Total net derivatives		$2,172	$(231)	$(1,051)	$(21)	$—	$1,322	$1,121	$1,070

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2022	2021	2022	2021
Gross position(1)	$2,172	$1,322	$(1,051)	$(252)
Impact of master netting agreement	(1,051)	(5)	1,051	5
Derivative values with impact of master netting agreements (as carried on balance sheet)	1,121	1,317	—	(247)
Cash collateral pledged(2)	11,025	9,655	—	—
Net position	$12,146	$10,972	$—	$(247)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Interest rate swaps	$1,345,688	$1,438,144	$2,130,049	$3,915,999	$—	$181,953	$3,475,737	$5,536,096
Other	—	—	—	—	—	1,053,760	—	1,053,760
Net total notional	$1,345,688	$1,438,144	$2,130,049	$3,915,999	$—	$1,235,713	$3,475,737	$6,589,856
SLM CORPORATION 41

10.	Derivative Financial Instruments (Continued)
As of September 30, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021

Deposits	$(2,090,825)	$(3,963,268)	$36,114	$(50,784)

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(1,783)	$21,763	$24,418	$67,230
Hedged items recorded in interest expense	14,143	20,551	86,899	72,774
Derivatives recorded in interest expense	(14,425)	(20,602)	(86,896)	(72,787)
Total	$(2,065)	$21,712	$24,421	$67,217

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$2,771	$(5,228)	$(4,033)	$(15,791)
Total	$2,771	$(5,228)	$(4,033)	$(15,791)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$(3,571)	$(248)	$(21,383)
Total	—	(3,571)	(248)	(21,383)
Total	$706	$12,913	$20,140	$30,043

42 SLM CORPORATION

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021

Amount of gain (loss) recognized in other comprehensive income (loss)	$32,594	$(133)	$94,215	$13,583
Less: amount of gain (loss) reclassified in interest expense	2,771	(5,228)	(4,033)	(15,791)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$29,823	$5,095	$98,248	$29,374

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $38 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2022, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at September 30, 2022 and December 31, 2021, respectively. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $11 million and $10 million at September 30, 2022 and December 31, 2021, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

SLM CORPORATION 43

11. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2022	2021	2022	2021
Common stock repurchased under repurchase programs(1)(2)(3)	1,191,544	13,018,585	30,721,944	84,528,256
Average purchase price per share(4)	$14.14	$18.75	$18.00	$17.17
Shares repurchased related to employee stock-based compensation plans(5)	448	115,414	1,131,351	1,367,826
Average purchase price per share	$13.99	$18.83	$18.36	$14.70
Common shares issued(6)	4,682	504,183	3,093,392	3,785,490

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $736 million of capacity remaining under the 2022 Share Repurchase Program at September 30, 2022.
(2) For the nine months ended September 30, 2021, the amount includes 13 million shares related to the completion of the accelerated share repurchase agreement in the first quarter of 2021. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in our 2021 Form 10-K for additional information.
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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2022 was $13.99.

Common Stock Dividends

In September 2022, we paid a common stock dividend of $0.11 per common share. In September 2021, we paid a common stock dividend of $0.03 per common share. In the nine months ended September 2022 and 2021, we paid a common stock dividend of $0.33 per common share and $0.09 per common share, respectively.

Share Repurchases
On January 27, 2021, we announced a share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expires on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2021 Share Repurchase Program, we repurchased 13.0 million shares of common stock for $244 million in the three months ended September 31, 2021, and we repurchased 66.8 million shares of common stock for $1.2 billion in the nine months ended September 30, 2021. (For the nine months ended September 30, 2021, those amounts include the shares repurchased under the common stock tender offer that settled in the first quarter of 2021.)
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Under the 2021 Share Repurchase Program, we repurchased 2.0 million shares of common stock for $38 million in the nine months ended September 30, 2022. We have now utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 1.2 million shares of common stock for $17 million in the three months ended
44 SLM CORPORATION

11.	Stockholders’ Equity (Continued)
September 30, 2022, and 28.7 million shares of common stock for $515 million in the nine months ended September 30, 2022. We had $736 million of capacity remaining under the 2022 Share Repurchase Program at September 30, 2022.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended September 30, 2022 and 2021, we repurchased 1.2 million shares and 13.0 million shares, respectively, of our common stock at a total cost of $17 million and $244 million, respectively, and during the nine months ended September 30, 2022 and 2021, we repurchased 30.7 million shares and 42.6 million shares, respectively, of our common stock at a total cost of $553 million and $804 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

SLM CORPORATION 45

12. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$75,172	$72,840	$546,057	$854,248
Preferred stock dividends	2,531	1,166	5,563	3,559
Net income attributable to SLM Corporation common stock	$72,641	$71,674	$540,494	$850,689
Denominator:
Weighted average shares used to compute basic EPS	251,266	299,890	263,098	324,148
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,450	4,621	2,967	4,916
Weighted average shares used to compute diluted EPS	253,716	304,511	266,065	329,064

Basic earnings per common share	$0.29	$0.24	$2.05	$2.62

Diluted earnings per common share	$0.29	$0.24	$2.03	$2.59

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended September 30, 2022 and 2021, securities covering approximately 1 million shares and 1 million shares, respectively, and for the nine months ended September 30, 2022 and 2021, securities covering approximately 1 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2022, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2022				December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$52,450	$52,450	$—	$—	$37,465	$37,465
Available-for-sale investments	—	2,427,540	—	2,427,540	—	2,517,956	—	2,517,956
Derivative instruments	—	2,172	—	2,172	—	1,322	—	1,322
Total	$—	$2,429,712	$52,450	$2,482,162	$—	$2,519,278	$37,465	$2,556,743

Liabilities:
Derivative instruments	$—	$(1,051)	$—	$(1,051)	$—	$(252)	$—	$(252)
Total	$—	$(1,051)	$—	$(1,051)	$—	$(252)	$—	$(252)

SLM CORPORATION 47

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$20,932,120	$18,980,852	$1,951,268	$22,919,836	$19,625,374	$3,294,462
FFELP Loans	653,268	641,450	11,818	705,644	692,954	12,690
Credit Cards	—	—	—	25,037	22,955	2,082
Loans held for sale	28,880	28,880	—	—	—	—
Cash and cash equivalents	4,846,754	4,846,754	—	4,334,603	4,334,603	—
Trading investments	52,450	52,450	—	37,465	37,465	—
Available-for-sale investments	2,427,540	2,427,540	—	2,517,956	2,517,956	—
Accrued interest receivable	1,262,493	1,223,647	38,846	1,306,410	1,205,667	100,743
Tax indemnification receivable	8,392	8,392	—	8,047	8,047	—
Derivative instruments	2,172	2,172	—	1,322	1,322	—
Total earning assets	$30,214,069	$28,212,137	$2,001,932	$31,856,320	$28,446,343	$3,409,977
Interest-bearing liabilities:
Money-market and savings accounts	$11,885,984	$12,001,240	$115,256	$11,457,490	$11,432,691	$(24,799)
Certificates of deposit	8,977,283	9,274,941	297,658	9,451,528	9,394,001	(57,527)
Long-term borrowings	5,163,501	5,522,311	358,810	6,000,174	5,930,990	(69,184)
Accrued interest payable	71,907	71,907	—	46,600	46,600	—
Derivative instruments	1,051	1,051	—	252	252	—
Total interest-bearing liabilities	$26,099,726	$26,871,450	$771,724	$26,956,044	$26,804,534	$(151,510)

Excess of net asset fair value over carrying value			$2,773,656			$3,258,467

Please refer to Notes to Consolidated Financial Statements, Note 16, “Fair Value Measurements” in our 2021 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

48 SLM CORPORATION

14. Regulatory Capital

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
At September 30, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Nine Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	September 30, 2022	September 30, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

SLM CORPORATION 49

14.	Regulatory Capital (Continued)

The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,098,799	13.3%	$1,626,628	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,098,799	13.3%	$1,975,191	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,391,178	14.6%	$2,439,942	>	10.5%
Tier 1 Capital (to Average Assets)	$3,098,799	10.6%	$1,170,406	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For September 30, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $241 million and $642 million in dividends to the Company for the three and nine months ended September 30, 2022, respectively, and $50 million and $1.2 billion in dividends to the Company for the three and nine months ended September 30, 2021, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
50 SLM CORPORATION

15. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2022, we had $2.2 billion of outstanding contractual loan commitments which we expect to fund during the 2022/2023 academic year. At September 30, 2022, we had a $108 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

SLM CORPORATION 51

16. Subsequent Event

2022-D Transaction
On October 19, 2022, we closed an SMB Private Education Loan Trust 2022-D term ABS transaction (the “2022-D Transaction”), in which an unaffiliated third-party sold to the trust approximately $1.0 billion of Private Education Loans that the third-party seller previously purchased from us on September 15, 2022. In the 2022-D Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $54 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-D transaction. The gain on sale of loans sold expressed as a percentage was in the single-digits and will be recognized in the fourth-quarter 2022 consolidated statements of income.
52 SLM CORPORATION

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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—Non-GAAP ‘Core Earnings’ ” in this Form 10-Q for the
SLM CORPORATION 53

quarter ended September 30, 2022 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
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
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to SLM Corporation common stock	$72,641	$71,674	$540,494	$850,689
Diluted earnings per common share	$0.29	$0.24	$2.03	$2.59
Weighted average shares used to compute diluted earnings per common share	253,716	304,511	266,065	329,064
Return on assets(1)	1.0%	1.0%	2.6%	3.8%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$18,980,852	$20,561,961	$18,980,852	$20,561,961
Ending FFELP Loans, net	641,450	703,355	641,450	703,355
Ending total education loans, net	$19,622,302	$21,265,316	$19,622,302	$21,265,316

Ending Credit Cards, net(2)	$—	$16,211	$—	$16,211

Average education loans	$20,614,487	$21,658,098	$21,359,026	$21,584,629
Average Credit Cards(2)	$—	$14,894	$—	$12,821
(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.
(2) Credit Card loans were transferred to loans held-for-sale at September 30, 2022.

54 SLM CORPORATION

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2022.
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

SLM CORPORATION 55

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on instruments not in a hedging relationship	$—	$(3,571)	$(248)	$(21,383)
Interest reclassification	—	3,615	243	21,544
Gains (losses) on derivatives and hedging activities, net	$—	$44	$(5)	$161

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$75,172	$72,840	$546,057	$854,248
Preferred stock dividends	2,531	1,166	5,563	3,559
GAAP net income attributable to SLM Corporation common stock	$72,641	$71,674	$540,494	$850,689

Adjustments:
Net impact of derivative accounting(1)	—	3,571	248	21,383
Net tax expense(2)	—	864	60	5,172
Total non-GAAP “Core Earnings” adjustments to GAAP	—	2,707	188	16,211
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$72,641	$74,381	$540,682	$866,900

GAAP diluted earnings per common share	$0.29	$0.24	$2.03	$2.59
Derivative adjustments, net of tax	—	—	—	0.04
Non-GAAP “Core Earnings” diluted earnings per common share	$0.29	$0.24	$2.03	$2.63

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
(2) Non-GAAP “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Provisions for credit losses	$207,598	$138,442	$336,193	$(17,648)
Total portfolio net charge-offs	$(100,157)	$(48,920)	$(272,209)	$(139,582)

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
The project team monitors developments, assesses impacts, proposes plans and, with the approval of an executive committee, implements changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In May 2022, we renewed the Secured Borrowing Facility with an index based on SOFR and, in the third quarter of 2022, we began issuing ABS that are indexed to SOFR.
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023, although we may accelerate the transition of our legacy Private Education Loans depending upon a number of considerations, including regulatory guidance. Approximately $228 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.

SLM CORPORATION 57

The chart below depicts our current LIBOR exposure at September 30, 2022.

As of September 30, 2022 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$6,833,357
FFELP Loans	544,795
Available-for-sale investments	52,726
Total Assets	$7,430,878

Deposits	$1,871,135
Private Education Loan term securitizations - no contractual fallback	227,645
Private Education Loan term securitizations - alternative reference rate fallback	634,422
Total Liabilities	2,733,202

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$2,984,272

Off-Balance Sheet:
Pay LIBOR derivative notional	$2,130,049
Receive LIBOR derivative notional	1,345,688
Total derivative notional	3,475,737

Total Off-Balance Sheet	$3,475,737

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
During the first nine months of 2022, we made the following progress on the above corporate strategic imperatives.
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
The acquisition of Nitro enhances future strategic growth opportunities for Sallie Mae and expands our digital marketing capabilities, reduces the cost to acquire customer accounts, and accelerates our progress to become a broader education solutions provider helping students to, through, and immediately after college. For additional information on this transaction, see Notes to Consolidated Financial Statements, Note 1, “Significant Accounting Policies — Business Combination,” and Note 7, “Goodwill and Acquired Intangible Assets.”
58 SLM CORPORATION

2022 Loan Sales and 2022-A and 2022-B Transactions
During the first nine months of 2022, we sold $3.29 billion of our Private Education Loans, including $3.08 billion in principal and $213 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $325 million during the first nine months of 2022. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 9, “Borrowings - Unconsolidated VIEs in this Form 10-Q.”
2022-C Securitization
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. On September 30, 2022, $658 million of our Private Education Loans, including $613 million of principal and $45 million in capitalized interest, were encumbered because of this transaction.
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
Disposition of Credit Card Business
We plan to exit and sell our credit card business to focus resources on our core business strategies. We will process completed credit card applications received through the end of December 2022. At September 30, 2022, we had $29 million in Credit Card receivables in loans held for sale.
Share Repurchases under our Rule 10b5-1 trading plan
During the nine months ended September 30, 2022, we repurchased 30.7 million shares of our common stock at a total cost of $553 million under Rule 10b5-1 trading plans authorized under our share repurchase programs.

SLM CORPORATION 59

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Interest income:
Loans	$483	$443	$40	9%	$1,388	$1,304	$84	6%
Investments	10	3	7	233	24	9	15	167
Cash and cash equivalents	26	2	24	1,200	36	5	31	620
Total interest income	520	448	72	16	1,448	1,318	130	10
Total interest expense	150	90	60	67	341	291	50	17
Net interest income	370	358	12	3	1,107	1,027	80	8
Less: provisions for credit losses	208	138	70	51	336	(18)	354	1,967
Net interest income after provisions for credit losses	162	219	(57)	(26)	771	1,045	(274)	(26)
Non-interest income:
Gains on sales of loans, net	75	—	75	100	325	403	(78)	(19)
Other income	20	14	6	43	50	77	(27)	(35)
Total non-interest income	95	14	81	579	375	480	(105)	(22)
Non-interest expenses:
Total operating expenses	150	141	9	6	414	393	21	5
Acquired intangible assets amortization expense	2	—	2	100	5	—	5	100
Restructuring expenses	—	—	—	—	—	1	(1)	(100)
Total non-interest expenses	152	141	11	8	419	394	25	6
Income before income tax expense	105	92	13	14	727	1,130	(403)	(36)
Income tax expense	30	19	11	58	181	276	(95)	(34)
Net income	75	73	2	3	546	854	(308)	(36)
Preferred stock dividends	2	1	1	100	6	4	2	50
Net income attributable to SLM Corporation common stock	$73	$72	$1	1%	$540	$850	$(310)	(36)%
Basic earnings per common share	$0.29	$0.24	$0.05	21%	$2.05	$2.62	$(0.57)	(22)%
Diluted earnings per common share	$0.29	$0.24	$0.05	21%	$2.03	$2.59	$(0.56)	(22)%
Declared dividends per common share	$0.11	$0.03	$0.08	267%	$0.33	$0.09	$0.24	267%

60 SLM CORPORATION

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
For the three months ended September 30, 2022, net income was $75 million, or $0.29 diluted earnings per common share, compared with net income of $73 million, or $0.24 diluted earnings per common share, for the three months ended September 30, 2021.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $12 million in the current quarter compared with the year-ago quarter primarily due to a 24-basis point increase in our net interest margin, which more than offset a $1.0 billion reduction in our average Private Education Loans and FFELP Loans outstanding. Average Private Education Loans outstanding declined $986 million as a result of a $1.0 billion Private Education Loan sale that occurred during the third quarter of 2022. Our net interest margin increased in the current quarter from the year-ago quarter primarily due to our interest-earning assets repricing faster than our cost of funds as interest rates increased over the past year. Historically, during a period of rising interest rates, our net interest margin will typically increase because the yields on interest-earning assets reprice more quickly than our cost of funds, and during a period of declining interest rates we typically see our net interest margin decrease.
•Provision for credit losses in the current quarter was $208 million, compared with $138 million the year-ago quarter. During the third quarter of 2022, the provision for credit losses was primarily affected by slower than expected prepayment rates, new loan commitments made during the period, and additional management overlays, which were partially offset by a negative provision recorded as a result of a $1.0 billion Private Education Loan sale that occurred during the quarter. In the year-ago quarter, the provision for credit losses was affected by provisions for new loan commitments and increased provisions related to our continuing implementation of new credit administration practices in 2021. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2021 Form 10-K.
•Gains on sales of loans were $75 million in the current quarter as a result of selling $1.0 billion of Private Education Loans in the quarter. There were no loan sales in the year-ago quarter.
•Other income was $20 million in the third quarter of 2022, compared with $14 million in the year-ago quarter. In the third quarter of 2022, there was a $4 million increase in third-party servicing fees from the year-ago quarter and a $1 million increase in Private Education Loan late fees from the year-ago quarter. The increase in third-party servicing fees was due to an additional $4.3 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans.
•Third-quarter 2022 total operating expenses were $150 million, compared with $141 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher marketing costs, staffing, and initiative spending, partially offset by lower FDIC assessment fees.
•During the third quarter of 2022, we recorded $2 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets.”
•Third-quarter 2022 income tax expense was $30 million, compared with $19 million in the year-ago quarter. Our effective income tax rate increased to 28.2 percent in the third quarter of 2022 from 21.0 percent in the year-ago quarter. The increase in the effective rate for the third quarter of 2022 was primarily due to lower than expected tax credits in 2022.

SLM CORPORATION 61

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, net income was $546 million, or $2.03 diluted earnings per common share, compared with net income of $854 million, or $2.59 diluted earnings per common share, for the nine months ended September 30, 2021.
The primary drivers of changes in net income for the first nine months of 2022 compared with the first nine months of 2021 are as follows:
•Net interest income increased by $80 million in the first nine months of 2022 compared with the year-ago period primarily due to a 57-basis point increase in our net interest margin, which more than offset a $1.2 billion reduction in average interest-earning assets. Our net interest margin increased in the current period from the year-ago period because of a combination of factors, including a $1.5 billion reduction in low-yielding average cash and other short-term investments, and the yield on our interest-earning assets increasing faster than our cost of funds. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased over the past year, we saw the yields on our interest-earning assets increase 87 basis points, while our cost of funds increased 28 basis points, compared with the first nine months of 2021. The higher level of cash and other short-term investments in 2021 was primarily the result of the $3.19 billion Private Education Loan sale that occurred in the first nine months of 2021.
•Provision for credit losses in the first nine months of 2022 was $336 million, compared with a negative provision of $18 million in the year-ago period. During the first nine months of 2022, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.29 billion in Private Education Loans sold in 2022. In the year-ago period, the provision for credit losses was favorably affected by improved economic forecasts in 2021, a change in the economic scenarios used and their respective weightings when estimating our allowance for credit losses, and faster prepayments speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayment speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
•Gains on sales of loans were $325 million in the first nine months of 2022, compared with $403 million in the year-ago period. Higher interest rates in 2022 compared with 2021 caused the decrease in gains on sales of loans in the first nine months of 2022, compared with the year-ago period.
•Other income was $50 million in the first nine months of 2022, compared with $77 million in the year-ago period. The decrease in other income compared with the year-ago period was primarily the result of a $35 million gain recorded in the year-ago period related to changes in the valuation of certain non-marketable securities. In addition, other income in the first nine months of 2021 was negatively affected by a $6 million reduction in the tax indemnification receivable related to uncertain tax positions. In the first nine months of 2022, we recorded a $5 million mark-to-fair value loss on our trading investments, offset by a $5 million increase in third-party servicing fees versus the year-ago period.
•Total operating expenses for the first nine months of 2022 were $414 million, compared with $393 million in the year-ago period. The increase in total operating expenses was primarily driven by transaction costs related to our acquisition of Nitro, higher personnel costs, and marketing and initiative spending.
•During the first nine months of 2022, we recorded $5 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets.”
•Income tax expense for the first nine months of 2022 was $181 million, compared with $276 million in the year-ago period. Our effective income tax rate was 24.9 percent for the nine months ending September 30, 2022, compared with 24.4 percent for the year-ago period. The increase in the effective rate for the first nine months of 2022 was primarily due to a lower than expected tax credits in 2022.
62 SLM CORPORATION

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$19,958,763	9.43%	$20,944,581	8.26%	$20,685,372	8.82%	$20,860,973	8.23%
FFELP Loans	655,724	5.03	713,517	3.45	673,654	4.18	723,656	3.43
Credit Cards	29,443	4.77	14,894	6.95	28,219	4.24	12,821	4.97
Taxable securities	2,539,115	1.60	2,029,739	0.66	2,552,487	1.27	2,007,867	0.62
Cash and other short-term investments	4,625,523	2.27	4,477,634	0.16	4,077,340	1.21	5,574,427	0.13
Total interest-earning assets	27,808,568	7.42%	28,180,365	6.30%	28,017,072	6.91%	29,179,744	6.04%

Non-interest-earning assets	687,518		655,288		597,283		656,357

Total assets	$28,496,086		$28,835,653		$28,614,355		$29,836,101

Average Liabilities and Equity
Brokered deposits	$9,905,248	2.23%	$10,706,147	1.26%	$9,813,559	1.67%	$11,281,800	1.38%
Retail and other deposits	10,970,838	1.89	10,377,808	0.66	11,047,661	1.15	10,533,660	0.73
Other interest-bearing liabilities(1)	5,453,219	3.09	5,371,756	2.88	5,550,092	2.96	5,235,105	2.99
Total interest-bearing liabilities	26,329,305	2.27%	26,455,711	1.35%	26,411,312	1.72%	27,050,565	1.44%

Non-interest-bearing liabilities	188,532		159,371		106,363		323,184
Equity	1,978,249		2,220,571		2,096,680		2,462,352
Total liabilities and equity	$28,496,086		$28,835,653		$28,614,355		$29,836,101

Net interest margin		5.27%		5.03%		5.28%		4.71%

(1)  Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

SLM CORPORATION 63

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2022 vs. 2021
Interest income	$72,356	$78,333	$(5,977)
Interest expense	60,364	60,797	(433)
Net interest income	$11,992	$16,757	$(4,765)

Nine Months Ended September 30, 2022 vs. 2021
Interest income	$129,577	$183,748	$(54,171)
Interest expense	49,643	56,665	(7,022)
Net interest income	$79,934	$122,102	$(42,168)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
64 SLM CORPORATION

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of September 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,554,254	$57	$3,554,311
Grace, repayment and other(2)	16,550,209	643,557	17,193,766
Total, gross	20,104,463	643,614	20,748,077
Deferred origination costs and unamortized premium/(discount)	66,816	1,647	68,463
Allowance for credit losses	(1,190,427)	(3,811)	(1,194,238)
Total loans held for investment portfolio, net	$18,980,852	$641,450	$19,622,302

% of total	97%	3%	100%

As of December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,544,030	$82	$—	$3,544,112
Grace, repayment and other(2)	17,172,833	695,134	25,014	17,892,981
Total, gross	20,716,863	695,216	25,014	21,437,093
Deferred origination costs and unamortized premium/(discount)	67,488	1,815	222	69,525
Allowance for credit losses	(1,158,977)	(4,077)	(2,281)	(1,165,335)
Total loans held for investment portfolio, net	$19,625,374	$692,954	$22,955	$20,341,283

% of total	97%	3%	—%	100%
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

Average Loans Held for Investment Balances (net of unamortized premium/discount)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022		2021		2022		2021
Private Education Loans	$19,958,763	97%	$20,944,581	97%	$20,685,372	97%	$20,860,973	97%
FFELP Loans	655,724	3	713,517	3	673,654	3	723,656	3
Credit Cards	—	—	14,894	—	—	—	12,821	—
Total portfolio	$20,614,487	100%	$21,672,992	100%	$21,359,026	100%	$21,597,450	100%

SLM CORPORATION 65

Loans Held for Investment, Net — Activity

Three Months Ended September 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,511,250	$663,452	$26,626	$19,201,328
Acquisitions and originations:
Fixed-rate	1,740,029	—	—	1,740,029
Variable-rate	616,333	—	21,122	637,455
Total acquisitions and originations	2,356,362	—	21,122	2,377,484
Capitalized interest and deferred origination cost premium amortization	91,637	6,096	(41)	97,692
Sales	(976,888)	—	—	(976,888)
Transfer to loans held-for-sale	—	—	(28,458)	(28,458)
Loan consolidations to third-parties	(290,727)	(16,163)	—	(306,890)
Allowance	(115,683)	118	2,393	(113,172)
Repayments and other	(595,099)	(12,053)	(21,642)	(628,794)
Ending balance	$18,980,852	$641,450	$—	$19,622,302

Three Months Ended September 30, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,389,089	$714,609	$11,446	$20,115,144
Acquisitions and originations:
Fixed-rate	1,253,720	—	—	1,253,720
Variable-rate	844,110	—	18,326	862,436
Total acquisitions and originations	2,097,830	—	18,326	2,116,156
Capitalized interest and deferred origination cost premium amortization	96,385	6,892	(43)	103,234
Loan consolidations to third-parties	(408,414)	(6,441)	—	(414,855)
Allowance	(54,920)	56	(298)	(55,162)
Repayments and other	(558,009)	(11,761)	(13,220)	(582,990)
Ending balance	$20,561,961	$703,355	$16,211	$21,281,527
66 SLM CORPORATION

Nine Months Ended September 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	3,528,370	—	—	3,528,370
Variable-rate	1,643,194	—	63,331	1,706,525
Total acquisitions and originations	5,171,564	—	63,331	5,234,895
Capitalized interest and deferred origination cost premium amortization	303,049	18,709	(195)	321,563
Sales	(3,085,758)	—	—	(3,085,758)
Transfer to loans held-for-sale	—	—	(28,458)	(28,458)
Loan consolidations to third-parties	(1,126,636)	(33,880)	—	(1,160,516)
Allowance	(31,450)	266	2,281	(28,903)
Repayments and other	(1,875,291)	(36,599)	(59,914)	(1,971,804)
Ending balance	$18,980,852	$641,450	$—	$19,622,302

Nine Months Ended September 30, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	2,570,579	—	—	2,570,579
Variable-rate	2,134,149	—	39,484	2,173,633
Total acquisitions and originations	4,704,728	—	39,484	4,744,212
Capitalized interest and deferred origination cost premium amortization	297,149	21,022	(251)	317,920
Sales	(150,928)	—	—	(150,928)
Transfer from loans held-for-sale	25,040	—	—	25,040
Loan consolidations to third-parties	(1,135,141)	(20,320)	—	(1,155,461)
Allowance	146,384	171	(239)	146,316
Repayments and other	(1,762,239)	(32,726)	(33,750)	(1,828,715)
Ending balance	$20,561,961	$703,355	$16,211	$21,281,527

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. Loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at September 30, 2022 decreased by 1 percent compared with September 30, 2021, and now total 39 percent of our Private Education Loans held for investment portfolio at September 30, 2022.
“Loan consolidations to third-parties” for the three months ended September 30, 2022 total 3.9 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at September 30, 2022, or 1.5 percent of our total Private Education Loans held for investment portfolio at September 30, 2022, compared with the year-ago period of 5.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 2.0 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time. In addition, in higher interest rate environments, such as occurred in the third quarter of 2022, we typically experience reduced loan consolidated activity.
The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.
SLM CORPORATION 67

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

	Three Months Ended September 30,
(Dollars in thousands)	2022	%	2021	%
Smart Option - interest only(1)	$464,602	20%	$412,877	20%
Smart Option - fixed pay(1)	770,183	33	672,068	32
Smart Option - deferred(1)	939,835	40	791,716	38
Graduate Loan(2)	176,114	7	176,898	8
Parent Loan(3)	217	—	34,400	2
Total Private Education Loan originations	$2,350,951	100%	$2,087,959	100%

Percentage of loans with a cosigner	88.6%		87.8%
Average FICO at approval(4)	747		749

	Nine Months Ended September 30,
(Dollars in thousands)	2022	%	2021	%
Smart Option - interest only(1)	$995,603	19%	$988,838	21%
Smart Option - fixed pay(1)	1,679,130	33	1,448,614	31
Smart Option - deferred(1)	2,025,277	39	1,737,430	37
Graduate Loan(2)	424,807	8	432,837	9
Parent Loan(3)	30,439	1	77,957	2
Total Private Education Loan originations	$5,155,256	100%	$4,685,676	100%

Percentage of loans with a cosigner	86.6%		86.7%
Average FICO at approval(4)	747		750

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2021 Form 10-K for a further discussion.
(2) For the three months ended September 30, 2022, the Graduate Loan originations include $0.1 million of Parent Loans and $10.7 million of Smart Option Loans where the student was in a graduate status. For the three months ended September 30, 2021, the Graduate Loan originations include $2.3 million of Parent Loans and $9.8 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2022, the Graduate Loan originations include $1.8 million of Parent Loans and $24.5 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2021, the Graduate Loan originations include $4.8 million of Parent Loans and $20.2 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until mid-December 2022.
(4) Represents the higher credit score of the cosigner or the borrower.
68 SLM CORPORATION

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended September 30, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,074,744	$3,929	$2,393	$1,081,066	$1,154,540	$4,262	$1,442	$1,160,244
Transfer from unfunded commitment liability(1)	168,377	—	—	168,377	110,613	—	—	110,613
Less:
Charge-offs	(109,350)	(147)	(2,062)	(111,559)	(56,000)	(106)	(119)	(56,225)
Plus:
Recoveries	11,400	—	2	11,402	7,302	—	3	7,305
Provisions for credit losses:
Provision, current period	95,482	29	2,039	97,550	(6,995)	50	415	(6,530)
Loan sale reduction to provision	(50,226)	—	—	(50,226)	—	—	—	—
Loans transferred to held-for-sale	—	—	(2,372)	(2,372)	—	—	—	—
Total provisions for credit losses(2)	45,256	29	(333)	44,952	(6,995)	50	415	(6,530)
Ending balance	$1,190,427	$3,811	$—	$1,194,238	$1,209,460	$4,206	$1,741	$1,215,407

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, (dollars in thousands)
	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$45,256	$(6,995)
Provisions for unfunded loan commitments	162,646	144,972
Total Private Education Loan provisions for credit losses	207,902	137,977
Other impacts to the provisions for credit losses:
FFELP Loans	29	50
Credit Cards	(333)	415
Total	(304)	465
Provisions for credit losses reported in consolidated statements of income	$207,598	$138,442

SLM CORPORATION 69

Nine Months Ended September 30, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	303,591	—	—	303,591	262,049	—	—	262,049
Less:
Charge-offs	(299,699)	(376)	(2,549)	(302,624)	(161,039)	(249)	(281)	(161,569)
Plus:
Recoveries	30,410	—	5	30,415	21,977	—	10	21,987
Provisions for credit losses:
Provision, current period	168,473	110	2,635	171,218	(260,923)	77	511	(260,335)
Loan sale reduction to provision	(171,325)	—	—	(171,325)	(10,335)	—	—	(10,335)
Loans transferred (to) from held-for-sale	—	—	(2,372)	(2,372)	1,887	—	—	1,887
Total provisions for credit losses(2)	(2,852)	110	263	(2,479)	(269,371)	77	511	(268,783)
Ending balance	$1,190,427	$3,811	$—	$1,194,238	$1,209,460	$4,206	$1,741	$1,215,407

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, (dollars in thousands)
	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(2,852)	$(269,371)
Provisions for unfunded loan commitments	338,672	251,135
Total Private Education Loan provisions for credit losses	335,820	(18,236)
Other impacts to the provisions for credit losses:
FFELP Loans	110	77
Credit Cards	263	511
Total	373	588
Provisions for credit losses reported in consolidated statements of income	$336,193	$(17,648)
70 SLM CORPORATION

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2022, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 39 percent of our total Private Education Loans held for investment portfolio at September 30, 2022, compared with 36 percent at September 30, 2021.
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
SLM CORPORATION 71

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2022		2021
September 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,356,860		$5,855,280
Loans in forbearance(2)	201,047		357,425
Loans in repayment and percentage of each status:
Loans current	14,002,955	96.3%	15,115,541	97.6%
Loans delinquent 30-59 days(3)	255,241	1.8	199,942	1.3
Loans delinquent 60-89 days(3)	151,812	1.0	101,512	0.6
Loans 90 days or greater past due(3)	136,548	0.9	73,137	0.5
Total Private Education Loans in repayment	14,546,556	100.0%	15,490,132	100.0%
Total Private Education Loans, gross	20,104,463		21,702,837
Private Education Loans deferred origination costs and unamortized premium/(discount)	66,816		68,584
Total Private Education Loans	20,171,279		21,771,421
Private Education Loans allowance for losses	(1,190,427)		(1,209,460)
Private Education Loans, net	$18,980,852		$20,561,961

Percentage of Private Education Loans in repayment		72.4%		71.4%

Delinquencies as a percentage of Private Education Loans in repayment		3.7%		2.4%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.4%		2.3%
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.7 percent at September 30, 2022 from 2.4 percent at September 30, 2021, and the forbearance rate decreased to 1.4 percent at September 30, 2022 from 2.3 percent at September 30, 2021. The delinquency rate at September 30, 2022 was higher than for the year-ago quarter due to several factors, including the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase are certain loans whose borrowers took a “gap year” during the pandemic entering full principal and interest repayment status starting in late 2021 and early 2022, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The lower forbearance rate was the result of the aforementioned credit administration practices changes. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2021 Form 10-K.

72 SLM CORPORATION

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$1,074,744	$1,154,540	$1,158,977	$1,355,844
Transfer from unfunded commitment liability(1)	168,377	110,613	303,591	262,049
Provision for credit losses:
Provision, current period	95,482	(6,995)	168,473	(260,923)
Loan sale reduction to provision	(50,226)	—	(171,325)	(10,335)
Loans transferred from held-for-sale	—	—	—	1,887
Total provision	45,256	(6,995)	(2,852)	(269,371)
Net charge-offs:
Charge-offs	(109,350)	(56,000)	(299,699)	(161,039)
Recoveries	11,400	7,302	30,410	21,977
Net charge-offs	(97,950)	(48,698)	(269,289)	(139,062)
Ending balance	$1,190,427	$1,209,460	$1,190,427	$1,209,460

Allowance as a percentage of the ending total loan balance	5.92%	5.57%	5.92%	5.57%
Allowance as a percentage of the ending loans in repayment(2)	8.18%	7.81%	8.18%	7.81%
Allowance coverage of net charge-offs (annualized)	3.04	6.21	3.32	6.52
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.67%	1.29%	2.37%	1.25%
Delinquencies as a percentage of ending loans in repayment(2)	3.74%	2.42%	3.74%	2.42%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.36%	2.26%	1.36%	2.26%
Ending total loans, gross	$20,104,463	$21,702,837	$20,104,463	$21,702,837
Average loans in repayment(2)	$14,674,437	$15,108,802	$15,173,465	$14,877,937
Ending loans in repayment(2)	$14,546,556	$15,490,132	$14,546,556	$15,490,132
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
Charge-offs increased in both the three and nine months ended September 30, 2022 compared to the respective year-ago periods because of the credit administration practices changes we implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance. Also contributing to the increase were elevated losses on loans whose borrowers took a “gap year” during the pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022, and the overall strain on our collections team arising from increased collections activity and staffing shortages driven by tight labor markets. The increased charge-offs caused the allowance coverage of net charge-offs (annualized) ratio to decline for the three and nine months ended September 30, 2022 compared with the respective year-ago periods.
SLM CORPORATION 73

The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2022, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1 percent. Approximately 75 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of September 30, 2022 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,357	$5,357
Loans in forbearance	117	33	20	13	18	—	201
Loans in repayment - current	4,918	2,659	2,032	1,418	2,975	—	14,002
Loans in repayment - delinquent 30-59 days	88	45	38	24	60	—	255
Loans in repayment - delinquent 60-89 days	53	27	22	16	34	—	152
Loans in repayment - 90 days or greater past due	44	27	21	14	31	—	137
Total	$5,220	$2,791	$2,133	$1,485	$3,118	$5,357	20,104
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,190)
Total Private Education Loans, net							$18,981

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.79%	0.22%	0.14%	0.09%	0.12%	—%	1.36%

As of September 30, 2021 (dollars in millions)	Private Education Loans Held for Investment Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,855	$5,855
Loans in forbearance	195	56	37	27	42	—	357
Loans in repayment - current	4,853	3,364	2,244	1,625	3,030	—	15,116
Loans in repayment - delinquent 30-59 days	74	37	28	21	40	—	200
Loans in repayment - delinquent 60-89 days	43	19	14	9	17	—	102
Loans in repayment - 90 days or greater past due	28	14	10	7	14	—	73
Total	$5,193	$3,490	$2,333	$1,689	$3,143	$5,855	21,703
Deferred origination costs and unamortized premium/(discount)							68
Allowance for credit losses							(1,209)
Total Private Education Loans, net							$20,562

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.23%	0.35%	0.24%	0.17%	0.27%	—%	2.26%

74 SLM CORPORATION

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2022 and December 31, 2021.

As of September 30, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$225,630	$275,581	$13,042,595	$5,441	$997,309	$14,546,556
$ in total	$316,076	$276,608	$18,029,447	$5,509	$1,476,823	$20,104,463

As of December 31, 2021 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$221,637	$301,422	$14,097,819	$9,354	$880,980	$15,511,212
$ in total	$318,055	$302,764	$18,789,771	$9,402	$1,296,871	$20,716,863
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest
September 30, 2022	$1,201,159	$6,515	$7,783
December 31, 2021	$1,187,123	$3,635	$4,937
September 30, 2021	$1,386,427	$3,636	$4,351

SLM CORPORATION 75

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans, and our ability to meet any outflows of our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, and maintain excess liquidity and access to diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations, and other financing facilities, and loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2022	December 31, 2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$467	$2,588
Sallie Mae Bank(1)	4,846,288	4,332,015
Available-for-sale investments	2,131,024	2,325,711
Total unrestricted cash and liquid investments	$6,977,779	$6,660,314

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
76 SLM CORPORATION

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$1,391	$4,621	$7,661	$3,903
Sallie Mae Bank(1)	4,432,386	4,271,373	3,868,795	5,370,768
Available-for-sale investments	2,229,465	1,817,721	2,291,946	1,822,730
Total unrestricted cash and liquid investments	$6,663,242	$6,093,715	$6,168,402	$7,197,401
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits - interest-bearing	$21,276,181	$20,826,692
Deposits - non-interest-bearing	567	1,432
Total deposits	$21,276,748	$20,828,124

Our total deposits of $21.3 billion were comprised of $10.2 billion in brokered deposits and $11.1 billion in retail and other deposits at September 30, 2022, compared to total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest-bearing deposits as of September 30, 2022 and December 31, 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion and $7.3 billion of our deposit total as of September 30, 2022 and December 31, 2021, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended September 30, 2022 and 2021, respectively, and placement fee expense of $10 million and $12 million in the nine months ended September 30, 2022 and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $4 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and fees paid to third-party brokers related to brokered CDs were $8 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively.

SLM CORPORATION 77

Interest bearing deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$11,053,370	2.57%	$10,473,569	0.69%
Savings	947,870	2.14	959,122	0.43
Certificates of deposit	9,274,941	2.29	9,394,001	1.20
Deposits - interest bearing	$21,276,181		$20,826,692
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of September 30, 2022 and December 31, 2021, there were $538 million and $743 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $48 million and $35 million at September 30, 2022 and December 31, 2021, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2022, $3.2 billion notional of our derivative contracts were cleared on the CME and $0.3 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 93.0 percent and 7.0 percent, respectively, of our total notional derivative contracts of $3.5 billion at September 30, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2022 was $(56) million and $(7) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million and $9 million, respectively.
78 SLM CORPORATION

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2022.

As of September 30, 2022 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$12,146
Exposure to counterparties with credit ratings, net of collateral	$12,146
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2022. As of September 30, 2022, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
SLM CORPORATION 79

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
At September 30, 2022, the adjusted transition amounts, reflecting changes over the phase-in period, that will be deferred for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Adjustments for the Nine Months Ended	Adjusted Transition Amounts
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	September 30, 2022	September 30, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,098,799	13.3%	$1,626,628	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,098,799	13.3%	$1,975,191	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,391,178	14.6%	$2,439,942	>	10.5%
Tier 1 Capital (to Average Assets)	$3,098,799	10.6%	$1,170,406	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For September 30, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.

80 SLM CORPORATION

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $241 million and $642 million in dividends to the Company for the three and nine months ended September 30, 2022, respectively, and $50 million and $1.2 billion in dividends to the Company for the three and nine months ended September 30, 2021, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2022 and December 31, 2021, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,182	$988,182	$—	$986,138	$986,138
Total unsecured borrowings	—	988,182	988,182	—	986,138	986,138
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,673,627	3,673,627	—	3,897,996	3,897,996
Variable-rate	—	860,502	860,502	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,534,129	4,534,129	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,534,129	4,534,129	—	4,944,852	4,944,852
Total	$—	$5,522,311	$5,522,311	$—	$5,930,990	$5,930,990

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both September 30, 2022, and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2022 or in the year ended December 31, 2021.
SLM CORPORATION 81

We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.6 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2022 or in the year ended December 31, 2021.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2022, we had $2.2 billion of outstanding contractual loan commitments that we expect to fund during the 2022/2023 academic year. At September 30, 2022, we had a $108 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses - 2021 and 2020 — Off-Balance Sheet Exposure for Contractual Loan Commitments - 2021 and 2020” in our 2021 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies can be found in our 2021 Form 10-K. During the nine months ended September 30, 2022, we adopted ASU No. 2022-02, which affects the accounting and disclosure of TDRs, as discussed below.
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
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We elected to early adopt ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Notes to Consolidated Financial Statements, Note 5, "Allowance for Credit Losses" in this Form 10-Q.

82 SLM CORPORATION

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2022 and 2021, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
With current interest rates levels, a 300-basis point downward rate shock does not provide a meaningful indication of interest rate sensitivity, so results for that scenario have not been presented. The EAR results for September 30, 2022 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate lower sensitivity than results from one year ago.

	2022			2021
As of September 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points
EAR - Shock	+1.8%	+0.6%	-0.7%	+2.6%	+1.0%	N/A
EAR - Ramp	+1.0%	+0.3%	-0.4%	+1.8%	+0.7%	N/A
EVE	-6.0%	-2.0%	+1.8%	-9.3%	-2.8%	N/A

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable LIBOR, SOFR, and Prime-based loans, and fully variable funding, including brokered CDs that have been converted to LIBOR or SOFR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is the impact of FFELP Loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks.
SLM CORPORATION 83

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of September 30, 2022 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$1,499.9	$(1,499.9)
SOFR Rate	daily/weekly/monthly	2,618.7	2,910.2	(291.5)
3-month Treasury bill	weekly	98.8	—	98.8
Prime	monthly	31.1	—	31.1
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	6,886.1	3,442.6	3,443.5
1-month LIBOR	daily	544.8	—	544.8
Non-Discrete reset(2)	daily/weekly	5,072.1	4,154.9	917.2
Fixed-Rate(3)		13,887.5	16,880.4	(2,992.9)
Total		$29,139.1	$29,139.1	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, SOFR, 3-month LIBOR, 1-Month LIBOR monthly, 1-Month LIBOR daily, Non-Discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate, SOFR, 3-month LIBOR, and 1-Month LIBOR categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.7 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
84 SLM CORPORATION

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2022.

As of September 30, 2022 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.96
Cash and investments	1.29
Total earning assets	3.96

Deposits
Short-term deposits	1.01
Long-term deposits	2.62
Total deposits	1.36

Borrowings
Long-term borrowings	3.46
Total borrowings	3.46

SLM CORPORATION 85

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

86 SLM CORPORATION

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2022.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2022	—	$—	—	$753,000
August 1 - August 31, 2022	—	$—	—	$753,000
September 1 - September 30, 2022	1,192	$14.14	1,191	$736,000
Total third-quarter 2022	1,192	$14.14	1,191

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
(2)     In the first quarter of 2022, we utilized all capacity then remaining under the 2021 Share Repurchase Program. As of September 30, 2022, we had $736 million remaining under the 2022 Share Repurchase Program.
(3)    In the third quarter of 2022, we repurchased 1.2 million shares under our 10b5-1 trading plan. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2022 was $13.99.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
SLM CORPORATION 87

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

88 SLM CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 26, 2022

SLM CORPORATION 89