Form 10-K
period 2022-12-31
SLM Corp
filed 2023-02-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2022 was $4.0 billion (based on closing sale price of $15.94 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2023, there were 241,188,972 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name:    KPMG LLP     Auditor Location:     McLean, Virginia            Auditor Firm ID:    185

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2023 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

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

2 SLM CORPORATION — 2022 Form 10-K

PART I.

Item 1. Business

Our Company Mission
SLM Corporation, more commonly known as Sallie Mae, is the premier financial brand in higher education. As an education solutions company, our mission is to power confidence as students begin their unique journey to, through, and immediately after college. We simplify the college planning process by providing tools, resources, and information to help students and families make informed decisions and to improve access and support college completion through our scholarship programs and responsible financing options.
We believe education, in all forms, is the foundation for success, an equalizer of opportunities, and a proven pathway to economic mobility. Higher education increases lifetime wages and enables economic mobility. For example, data from the U.S. Bureau of Labor and Statistics confirms those with bachelor’s degrees earn 65 percent more than those with a high school diploma.1 Those with advanced degrees earn an even greater percentage than those with a high school diploma.1 This effect is multigenerational, as children of parents who are college educated are more likely to earn a bachelor’s degree than students whose parents did not go to college. Most would agree our society prospers and becomes more economically inclusive when each of its members is provided access to post-secondary education.2 Education represents a transformative investment in one’s future that yields our country’s next nurses, teachers, engineers, business leaders, and more.

Our History
While the Sallie Mae name has existed for more than 50 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, servicing, asset recovery, and consolidation loan business. Navient retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement (as hereinafter defined) executed in connection with the Spin-Off. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
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

______________________
1 https://www.bls.gov/careeroutlook/2022/data-on-display/education-pays.htm
2 https://research.collegeboard.org/trends/education-pays
2022 Form 10-K — SLM CORPORATION 3

Our Business
Our business is focused and aligned to strategic imperatives that set the foundation for our continued success. These imperatives include: maximizing the profitability and growth of our core private student loan business; harnessing and optimizing the power of our brand and attractive client base; seeking to better inform the external narrative about student lending and Sallie Mae; maintaining a rigorous and predictable capital allocation and return program to create shareholder value; and fostering a true mission- and performance-led culture.
Private Education Loans
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured, or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”). In 2022, approximately 369,000 families chose us as their Private Education Loan provider, more than any other private student loan lender. We originated approximately $6.0 billion of Private Education Loans in 2022, an increase of 10 percent from the year ended December 31, 2021. As of December 31, 2022, we had $19.0 billion of Private Education Loans held for investment, net, outstanding.
The Private Education Loans we make to students and families serve primarily to bridge the gap between the cost of higher education and the amount funded through family income and savings, scholarships and grants, and federal financial aid. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive.
Our primary Private Education Loan product is the Smart Option Student Loan, which emphasizes in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, interest only and fixed payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately half of the Private Education Loans the Bank originated during 2022. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans.) Lower interest rates on the interest only and fixed payment options encourage customers to elect those options, which help customers reduce their total loan cost compared with the traditional deferred option loan. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
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
We regularly review and update the terms of our Private Education Loan products. As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2022, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 747, and approximately 86 percent of those loans were cosigned. In addition, we require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,100 higher education institutions are led by our relationship management team, the largest in the industry, which has become a trusted resource for financial aid offices.
4 SLM CORPORATION — 2022 Form 10-K

Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Private Education Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2022, 3.8 percent of Private Education Loans (held for investment) in repayment were 30 days or more delinquent, and Private Education Loans (held for investment) in forbearance were 1.8 percent of loans in repayment and forbearance. In 2022, Private Education Loan net charge-offs as a percentage of average loans in repayment were 2.55 percent.
Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), originates Private Education Loans, and manages a loan portfolio that also includes loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP Loans”). At December 31, 2022, the Bank had total assets of $28.3 billion, including $19.0 billion of Private Education Loans (held for investment), net, and $607 million of FFELP Loans (held for investment), and total deposits of $21.6 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain our Private Education Loan originations and achieve other business goals. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We maintained our diversified funding base by raising $575 million in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2022. This brought our total ABS funding outstanding at December 31, 2022 to $4.2 billion, or 22 percent of our total Private Education Loans held for investment portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
SmartyPig
Our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings. At December 31, 2022, we had $330 million in SmartyPig deposits.
Credit Cards
We plan to exit and sell our credit card business to focus resources on our core business strategies. We processed completed credit card applications received through the end of December 2022. At December 31, 2022, we had $29 million in Credit Card receivables in loans held-for-sale.
2022 Form 10-K — SLM CORPORATION 5

Our Lending Philosophy
Sallie Mae is committed to responsible lending and encourages responsible borrowing by advising students and families to follow this three-step approach to paying for college:
Start with money you won’t have to pay back. Supplement college savings and income by maximizing scholarships, grants, and work-study.
Explore federal student loans. Explore federal student loan options by completing the Free Application for Federal Student Aid (“FAFSA”).
Consider a responsible private student loan. Fill the gap between available resources and any remaining costs of college.
The best interests of our customers are front-and-center and integral to our responsible lending philosophy. We reward financial responsibility, emphasize building good credit, and provide flexible repayment terms to help customers manage and eliminate debt. We also embed customer protections in our products. To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan, and the loan’s total cost under the available repayment options. Our Private Education Loans generally feature (i) no origination fees and no prepayment penalties, (ii) interest rate reductions for those who enroll in and make monthly payments through auto debit, (iii) free access to quarterly FICO credit scores to help customers monitor their credit health, (iv) a choice of repayment options, (v) a choice of either variable or fixed interest rates at origination, and (vi) loan forgiveness in the case of death or permanent disability of the student borrower.
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
Our experience has taught us the successful transition from school to full principal and interest repayment status involves making and carrying out a financial plan. As customers approach the principal and interest repayment period on their loans, Sallie Mae engages with them and communicates what to expect during the transition. In addition, SallieMae.com provides educational content for customers on how to organize loans, set up a monthly budget, and understand repayment obligations. Examples are provided to help explain how payments are applied and allocated, and how the accrued interest on alternative repayment programs could affect the cost of customers’ loans. The site also provides important information on benefits available to servicemembers under the Servicemembers Civil Relief Act (the “SCRA”).
After graduation, a customer may apply for the cosigner to be released from the loan. This option is available after 12 principal and interest payments are made and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
6 SLM CORPORATION — 2022 Form 10-K

If a customer’s account becomes delinquent, our collections centers work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions and, if appropriate, short-term hardship forbearance. These arrangements are suited to the customer’s individual circumstances and ability to make payments. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for additional information about our credit administration practices.
COVID-19 Response
We are accommodating to customers who face special circumstances or have trouble making loan payments. Like many Americans, some of our customers faced unforeseen challenges due to the coronavirus 2019 or COVID-19 pandemic (“COVID-19”). In response, we took significant steps to provide relief to assist those customers. On March 10, 2020, we proactively posted assistance information on our web site and communicated to all Sallie Mae customers, including cosigners, to inform them assistance was available. We enhanced the functionality of our chat, automated phone system, mobile app, and website features to help all our customers manage their accounts, make or postpone payments, and request hardship relief.
Historically, we also have utilized disaster forbearance to assist borrowers affected by material events, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time. In accordance with regulatory guidance that encouraged lenders to work constructively with customers who have been impacted by COVID-19, we invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations.
Beginning in June 2021, the COVID-19 related disaster forbearance program ended. As borrowers in the various delinquency buckets exited disaster forbearance and began to enter repayment, we expected and experienced elevated levels of losses on this segment of our customers. For further information on the impact of COVID-19 on the Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae,” in this annual report on Form 10-K.
Customer Service
We perform the origination, servicing, and collections activities for all of our Private Education Loans with dedicated representatives assisting customers with various needs, including the military personnel customers who may be eligible for military benefits. We expect the Bank or affiliates of the Bank to retain servicing of all Private Education Loans the Bank originates, regardless of whether the loans are held, sold, or securitized.
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
2022 Form 10-K — SLM CORPORATION 7

Scholarship Search, our free online scholarship database, is home to more than 6 million scholarships collectively worth over $30 billion. Our Scholarship Search for Graduate Students includes access to approximately 1 million graduate school scholarships with an aggregate value of more than $1.35 billion.
In 2022, we acquired the assets of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation.
We expect the acquisition of Nitro to enhance future strategic growth opportunities for us and expand our digital marketing capabilities, reduce the cost to acquire customer accounts, and accelerate our progress to become a broader education solutions provider helping students to, through, and immediately after college.
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
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. Approximately 15 percent or $876 million of our 2022 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.

8 SLM CORPORATION — 2022 Form 10-K

Our competitors1 in the Private Education Loan market include large banks such as Discover Bank, Citizens Financial Group, Inc., and PNC Bank, as well as a number of smaller specialty finance companies and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.
Enrollment

We expect enrollment to remain relatively flat over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•According to the U.S. Department of Education’s projections released in November 2021, the enrollment is projected to remain relatively flat from 2020 to 2029.2

______________________
1Source: Enterval LLC 2022 Q3 Private Student Loan Report, November 2022. www.enterval.com
2Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2029 (NCES, January 2022), Enrollment in Postsecondary Institutions (NCES, January 2022). These are the most recent sources available to us for this information. Given the dates these sources were published, however, the information from these sources may be limited and may not contemplate or reflect the full effects and impacts of COVID-19 on students and college enrollment in future years.

2022 Form 10-K — SLM CORPORATION 9

Tuition Rates

•Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 1.7 percent and 2.5 percent, respectively, from AYs 2018-2019 through 2022-2023. Average published tuition and fees at public and private four-year not-for-profit institutions grew 1.7 percent and 2.1 percent, respectively, between AYs 2020-2021 and 2021-2022 and 1.8 percent and 3.5 percent, respectively, between AYs 2021-2022 and 2022-2023.3

Published Tuition and Fees3
(Dollars in actuals)

3 Source: The College Board-Trends in College Pricing 2022. © 2022 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.
10 SLM CORPORATION — 2022 Form 10-K

Sources of Funding

Private Education Loan originations remained at an estimated $11 billion in AY 2021-2022, unchanged from the previous year.4

_______
4 Source: The College Board-Trends in Student Aid 2016. © 2016 The College Board. www.collegeboard.org and The College Board-Trends in Student Aid 2022. © 2022 The College Board. www.collegeboard.org. Enterval LLC. www.enterval.com. Funding sources in current dollars and include federal and private loan data. 2022 Private Education Loan market assumptions use The College Board-Trends in Student Aid 2016© 2016 trends and College Board-Trends in Student Aid 2022 © 2022 data, and Enterval report. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. The College Board restates its data annually, which may cause previously reported results to vary. We rely on publicly available sources for market estimates, because we believe it provides a more appropriate basis for comparison of the performance of our business.

2022 Form 10-K — SLM CORPORATION 11

•We estimate total spending on higher education was $483 billion in AY 2021-2022, up from $447 billion in AY 2017-2018. Private Education Loan originations remained unchanged at an estimated $11 billion in AY 2021-2022, and represent just 2.4 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.5

Education Funding Sources[5]
(Dollars in Billions)

$600
$500
$400
$300
$200
$100
$0
$447
$458
$477
$469
$483
Family Contribution
Grants
State & Federal Loans
Tax Benefits & Work Study
Private Education Loans

	AY 17/18	AY 18/19	AY 19/20	AY 20/21	AY 21/22
Private Education Loans	$11	$12	$13	$11	$11
Tax Benefits & Work Study	$16	$15	$14	$13	$12
State & Federal Loans	$93	$91	$90	$85	$79
Grants	$131	$136	$140	$139	$140
Family Contribution	$196	$204	$220	$222	$241

•Over the AYs 2017-2022 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Digest of Education Statistics to 2030 (NCES 2022, October 2022), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in College Pricing and Student Aid 2022. © 2022 The College Board, www.collegeboard.org, and Company analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

12 SLM CORPORATION — 2022 Form 10-K

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
Additionally, states are taking an increased interest in directly regulating the conduct and practices of student loan lenders and servicers. Some states have enacted legislation creating specialized offices within state government to oversee the student loan origination and servicing industry operating within those states, as well as to set minimum standards governing the practices of student loan lenders and servicers. This represents a significant change from the past in which states generally did not issue laws and regulations tailored specifically to the student loan origination and servicing industry.
Consumer Protection Laws and Regulations
Our origination, servicing, first-party collection, and deposit taking activities subject us to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant laws and regulations applicable to our business include:
•various state and federal laws governing unfair, deceptive, or abusive acts or practices;
•various state laws and regulations imposing specific, mandated standards and requirements on the conduct and practices of student loan lenders and servicers;
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
•the Expedited Funds Availability Act, Check Clearing for the 21st Century Act and Regulation CC issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which relate to the availability of deposit funds to consumers;
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
2022 Form 10-K — SLM CORPORATION 13

•the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third-parties; and
•the California Consumer Privacy Act and California Privacy Rights Act, which govern transparency and disclosure obligations regarding personal information of residents of the State of California.

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
The Private Education Loan Ombudsman within the CFPB is authorized to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman is required by law to report to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. In early February 2020, the CFPB entered into a Memorandum of Understanding with the U.S. Department of Education (the “CFPB/DOE MOU”) in order to better serve student loan borrowers. Under the agreement, the agencies share complaint information from borrowers and meet quarterly to discuss, among other things, the nature of complaints received and available information about the resolution of complaints.
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
14 SLM CORPORATION — 2022 Form 10-K

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
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries were named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims were asserted against them. The Company and the Bank were not parties to the Navient settlement and have not contributed any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contained releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed multistate litigation and investigation matters, as well as related lawsuits in which the Bank has been named as a party. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.

2022 Form 10-K — SLM CORPORATION 15

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
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based upon the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. For additional information, see Notes to Consolidated Financial Statements, Note 14, “Stockholders’ Equity.”
16 SLM CORPORATION — 2022 Form 10-K

Under the 2020 Share Repurchase Program, we repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have utilized all capacity under the 2020 Share Repurchase Program.
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
On January 27, 2021, the Company announced another share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expired on January 26, 2023, and originally permitted the Company to repurchase shares of its common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
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
On October 20, 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described above.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022. There was $581 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2022.
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
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. The Bank declared $700 million, $1.4 billion, and $579 million in dividends for the years ended December 31, 2022, 2021, and 2020, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 Share Repurchase Programs and stock dividends.
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
2022 Form 10-K — SLM CORPORATION 17

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1 of each year from 2023 to 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At December 31, 2022, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629
Stress Testing Requirements
The Bank is not currently subject to stress testing requirements under the Dodd-Frank Act. However, under regulatory guidance, the Bank still conducts annual capital stress tests, the results of which it presents to its prudential regulators - the FDIC and the UDFI - for their review. The Bank also conducts quarterly liquidity stress tests to evaluate the adequacy of its liquidity sources under various stress scenarios and provides the results to its Board of Directors. These results are submitted to the Bank’s prudential regulators at their request.
18 SLM CORPORATION — 2022 Form 10-K

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
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act (“GLBA”), have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers
2022 Form 10-K — SLM CORPORATION 19

in the event of a security breach. In addition, we must comply with increasingly complex and rigorous data privacy and data security laws and regulatory standards enacted to protect business and personal data. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risk. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA and brought additional compliance obligations with respect to certain processing of personal information of California residents once it came into effect in most material respects on January 1, 2023. The CCPA and CCRA apply to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA and CCRA contain several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. However, the definition of personal information is expanded under the California statutes to apply to certain data beyond the scope of the GLBA exemption. Misuse of or failure to secure certain personal information could result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility, and could negatively affect our business, financial condition, and results of operations. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable additional resources to meet these requirements and the overall risk to the Company could incrementally increase depending upon the reach and application of any such laws.
State Regulation of Student Loan Lenders and Servicers
In certain states, laws regulating the conduct of student loan lenders and servicers may apply to and impact the origination and servicing practices of the Bank. While these state laws vary in content, they generally include components relating to licensure and oversight by state authorities and the creation of specialized student loan ombudsman offices to oversee the student loan industry operating within these states. These laws may also include requirements pertaining to payment processing, customer communications, the handling of customer inquiries and complaints, information concerning loan repayment options, access to borrower account records, the processing of disability applications and borrower requests to remove cosigners from loans, and debt collection, among other requirements. Notably, these laws often include provisions for enforcement of alleged violations by state regulators as well as private litigation by aggrieved consumers.
Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2022, $2.6 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and the LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $2.8 billion at December 31, 2022. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
The Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. We early adopted the Dodd-Frank risk retention rules beginning with our 2016-A securitization transaction completed in May 2016. For our 2016-A transaction and subsequent securitizations that are treated as on-balance sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal residual interest” comprised of residual certificates representing at least five percent of the fair value of all ABS interests issued in the securitization transaction, determined as of the date of transfer. With any securitizations, including any loan sale transactions structured as securitizations, that are treated as off-balance
20 SLM CORPORATION — 2022 Form 10-K

sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction; for future off-balance securitizations, we may also comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) a single interest entitling the holder to five percent of any amounts payable by the trustee in respect of each interest issued by the issuing trust.
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
As of December 31, 2022, we had approximately 1,700 team members, all located in the United States. We believe an engaged workforce leads to a more innovative, productive, and profitable company. For this reason, we measure employee engagement through culture surveys. These culture surveys provide insights we use to create an environment in which team members thrive and bring their full selves to work.
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
2022 Form 10-K — SLM CORPORATION 21

team members with the tools and resources necessary to support their success and drive performance of the Company.
Our team members are involved in the communities in which they live and work through the Sallie Mae Employee Volunteer Program and the Sallie Mae Employee Matching Gift Program. In 2022, our team members donated 1,928 hours through our community engagement programs. We also provide matching gifts for team members to support their interests and needs and those of their communities.
22 SLM CORPORATION — 2022 Form 10-K

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
•We are subject to the creditworthiness of third-parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
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
•The transition from LIBOR to alternative reference “benchmark” interest rates has no precedent, its impact is uncertain, and it could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
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
2022 Form 10-K — SLM CORPORATION 23

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
•We are subject to reputational risk, including risk arising from environmental, social, and governance matters or other areas or events, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
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
•We depend significantly on third parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third parties, could disrupt our business.
•We may face risks from our operations related to litigation or regulatory or supervisory actions that could result in significant legal expenses and settlement or damage awards.
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

24 SLM CORPORATION — 2022 Form 10-K

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
At December 31, 2022, approximately 70 percent of our total assets, and 84 percent of our total assets excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation, or other negative event or trend in the Private Education Loan market or the overall economic environment, including an inflationary and rising interest rate environment or a recession in the U.S., could disproportionately and adversely affect our business, financial condition, and results of operations. We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. Many of those lenders also have a greater level of diversification in their mix of assets, which can enable them to be more competitive in uncertain or challenging economic times. The use of marketplace lending sites is growing in popularity in the student loan sector. This new market channel may erode our more traditional lending channels and increase our cost to originate Private Education Loans. Moreover, our competition will increase as various lending institutions and other competitors, including Navient, through its Earnest subsidiary, enter or re-enter the Private Education Loan market. We also compete with FinTech companies (as defined below), many of whom have lower return hurdles than more traditional consumer lending institutions. We compete based on our brand products, origination capability, and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them or subject our existing loans to consolidation or refinancing risk.
In addition to competition with banks and other consumer lending institutions, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge the gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress. Reauthorization, as well as measures to provide relief for COVID-19 or for borrowers of student loans in general, could provide a legislative vehicle for changes to student loan programs. Possible components that could impact the Private Education Loan market are changes to federal education loan limits, private loan refinancing programs, or Private Education Loan forgiveness. Other components of any legislation also could have a negative impact on our business and financial condition. See “— POLITICAL/REPUTATIONAL RISK.”
Competition also plays a significant role in our online deposit gathering activities. The market for online deposits is highly competitive, based primarily on a combination of reputation, rate, and availability of information about our deposit products. Our new depositor acquisition marketing is partly dependent on search engines, as well as bank deposit information aggregators, to direct a significant amount of traffic to our website via organic ranking and paid search advertising. Our bank competitors’ paid search activities, such as pay per click marketing, may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such depositor acquisition for us. In addition, changes to search engines and deposit information aggregators’ methodologies and business practices could result in a decline in our new deposit growth or existing customer
2022 Form 10-K — SLM CORPORATION 25

retention. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin. See also “- LIQUIDITY RISK.”
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
•demand for higher education decreases (which can occur, among other times, during periods of strong employment in the United States);
•the cost of attendance of higher education decreases;
•consumers increase their targeted savings for higher education;
•prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors;
•there is broader public resistance to increasing higher education costs; or
•proposals for new federal and state education spending described below in “—POLITICAL/REPUTATIONAL RISK” gain broader appeal or momentum.
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
We bear the full credit exposure on our Private Education Loans and Credit Card loans, which are unsecured loans. If they were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial position, results of operations, and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of our loan portfolios. Many factors can have an
26 SLM CORPORATION — 2022 Form 10-K

impact on borrower delinquencies, including, without limitation, economic conditions (including inflationary, rising interest rate, and recessionary environments), changes in interest rates, personal circumstances and hardships, risk characteristics such as school type, loan status, loan seasoning, underwriting criteria, presence of a cosigner, changes made in credit administration practices from time to time, changes in loan underwriting criteria made from time to time, regulatory and operational changes, servicing and collections staffing challenges, other operational challenges we may encounter, and unforeseen events or trends. Rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults, and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios. Likewise, high unemployment may impede Private Education Loan originations growth, as loan applicants and cosigners may experience trouble repaying credit obligations or may not meet our credit standards. Additionally, if interest rates rise causing payments on variable-rate loans to increase, borrowers and cosigners could experience trouble repaying loans we have made to them. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our loans. As part of our underwriting process, we rely heavily upon information supplied by applicants and third parties. If any of this information is intentionally or negligently misrepresented and is not detected by us before completing the transaction, we may experience increased credit risk. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition, and results of operations and limit funding options, which could also adversely impact our liquidity position. Our Private Education Loan (held for investment) delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans (held for investment) in repayment, were 3.8 percent at December 31, 2022.
Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
We are required to measure our allowance for credit losses based on our estimate of all current expected credit losses (“CECL”) over the remaining contractual term of the assets. The CECL standard resulted in a significant change in how we recognize credit losses and has had a material impact on our financial condition, results of operations, and capital levels. The evaluation of our allowance for credit losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The measurement of expected credit losses is based on historical information, current conditions, and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. (This differs significantly from the “incurred loss” model, which was in effect during 2019 and delayed recognition until it was probable a loss had been incurred.) Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time (“reasonable and supportable period”), at which point we revert expected losses to our historical rates. Defaults can be higher than anticipated due to a variety of factors, and our models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, the weighting of economic forecasts, prepayment speeds, and recovery rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for credit losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations, and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. Additionally, regulatory agencies may periodically review our allowance for credit losses, including our methodology and models used in calculating the allowance, and could insist on an increase in the allowance or recognition of additional charge-offs based on judgments different than those used by our management. If these differences in judgment are significant, our allowance could increase significantly and result in sizable decreases in our net income and capital. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses” for further details regarding our allowance for credit losses.
We are subject to the creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
We are also subject to the creditworthiness of third parties, including various lending, investment, and derivative counterparties. Our overall counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital
2022 Form 10-K — SLM CORPORATION 27

Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, or the ability of our counterparties to perform their obligations becomes less certain or impaired, the obligations of our counterparties to us or our investments in any counterparties or their securities could become impaired, which could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
INTEREST RATE RISK
The levels of or changes in interest rates could adversely affect our results of operations, financial condition, regulatory capital, and/or liquidity.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies of governmental agencies, general economic conditions, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future. We may be adversely affected by policies or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), compressing interest rates on our earnings assets closer to interest rates on our deposits and borrowings, increasing the volatility of market rates of interest, or changing the spreads among different interest rate indices. Changes in interest rate levels also can lead to other adverse impacts, such as reducing the demand for or increasing the prepayment speeds of our Private Education Loans, increasing the delinquencies or defaults of our borrowers or other counterparties, reducing the value of our assets, or increasing our liabilities. Many of these adverse impacts can occur in an inflationary and rising interest rate environment, such as that experienced in the United States in 2022 and projected by economists and regulators to continue in 2023. These adverse impacts may materially adversely affect our operations, our regulatory capital and liquidity position, the credit performance of our Private Education Loans and other assets, the number of borrowers seeking payment relief, our results of operations and financial condition, and/or our cash flows. The level of and changes in market rates of interest and, as a result, these risks and uncertainties, are beyond our control.
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
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans, which can increase uncertainty as we manage our interest rate risk. Consolidations and refinancings contribute to increased prepayment rates. In addition, increases in employment levels, wages, family income, alternative sources of financing, and government support for student loan borrowers during times of crisis or otherwise, such as during the COVID-19 pandemic or the forgiveness for certain borrowers of federal student loan indebtedness, may also contribute to higher-than-expected prepayment rates, which can adversely affect our interest rate and repricing risk and our financial condition and results of operations.
28 SLM CORPORATION — 2022 Form 10-K

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
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the interest rate swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of the swaps that do not qualify as accounting hedges is included in our statement of income. A decline in the fair value of those derivatives could have a material adverse effect on our reported earnings. Also, see “— We are subject to the creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.”
The transition from LIBOR to alternative reference “benchmark” interest rates has no precedent, its impact is uncertain, and it could adversely affect the value of or the interest rates on our assets and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.
Following announcements by the United Kingdom’s Financial Conduct Authority (the “UKFCA”), which regulates LIBOR, the London interbank offered rate, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
The Alternative Reference Rates Committee (the “ARRC”), a group of market participants that includes both banks and a number of non-banks, was convened by the Federal Reserve Board and the Federal Reserve Bank of New York in 2014 to identify alternative reference rates to LIBOR. In 2017, the ARRC identified the Secured Overnight Financing Rate (“SOFR”), which is a rate based on overnight U.S. Treasury repurchase agreement transactions, as its recommended alternative to USD LIBOR.
The interest rates on our variable-rate Private Education Loans issued before April 1, 2021 and certain other assets are indexed to LIBOR. Certain of our interest rate swaps, notes issued under ABS and our education loan-backed multi-lender secured borrowing facility (the “Secured Borrowing Facility”), brokered and non-brokered deposits, and other obligations also are indexed to LIBOR. In each case, the terms of the relevant agreements define LIBOR and provide differing methods for how it may be replaced or computed if LIBOR is no longer available as defined. LIBOR has been used worldwide as a reference for setting interest rates on loans, derivatives, and other assets and obligations.
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
2022 Form 10-K — SLM CORPORATION 29

The Company has actively monitored market developments with respect to LIBOR replacement since 2017 and during 2020 launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations. The Chief Financial Officer and the project team monitor developments, assess impacts, propose plans, and, with the approval of an executive committee, implement changes. The Chief Financial Officer and/or the project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In 2022, we began issuing ABS that are indexed to SOFR and renewed the Secured Borrowing Facility with an index based on SOFR. We plan to significantly reduce the number of contracts that reference LIBOR, either through modification or replacement, by June 2023. There can be no guarantee our reference rate replacement plan will occur as expected, however, and failure to implement the plan effectively or changes in how LIBOR transition occurs could have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — LIBOR Transition” for further details.
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
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, and payment for any shares of common stock acquired under any common stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales and securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs, or availability. At December 31, 2022, our brokered deposits totaled $9.9 billion, which represented 46 percent of our total deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing balances of all deposit types or obtain additional deposits of any type may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, and general economic conditions, including high unemployment and decreased savings rates. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
Our success also depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:
•Persistent and prolonged disruption or volatility in the capital markets (which could occur as a result of, among other things, a government debt default or a government shutdown) or in the education loan ABS sector specifically;
30 SLM CORPORATION — 2022 Form 10-K

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
If we require funding beyond that which we may be able to obtain through deposits and proceeds from ABS transactions at attractive prices, we may need to raise additional liquidity through other forms of secured and unsecured debt financing, which, in turn, could increase our funding costs and reduce our net interest margin. Future downgrades to our credit ratings, or to the credit ratings of our subsidiaries or to the securities issued in our securitization transactions, also could result in higher funding costs and reduce our net interest margin.
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
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable to an investor or other transaction party. In transactions involving the sale of loans in non-securitized form where we remain the servicer of the loans, it is possible we could be sued and ultimately held liable to the purchaser of the loans or another transaction party for breaches of representations or warranties or breaches of servicing covenants. If any of those liabilities are significant, they could adversely affect our business, financial condition, results of operations, and/or cash flows.
2022 Form 10-K — SLM CORPORATION 31

CAPITAL RISK
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations, and/or financial condition.
Under U.S. Basel III and the regulatory framework for prompt corrective action, the Bank must meet specific capital standards that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital adequacy and its classification under the prompt corrective action framework are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.
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
If the Bank fails to satisfy regulatory risk-based or leverage capital requirements, it would be subject to serious regulatory consequences, including restrictions on the ability to make dividend payments or share repurchases, that could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Regulatory Capital Requirements.”
Unfavorable results from the periodic stress scenarios we model under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect our cost of capital and liquidity position.
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests, modeling systemic and company-specific stress scenarios. In 2022, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors, and the Board’s Financial Risk Committee. In addition, the Bank made the results of the stress tests (its current business forecast) available to its prudential regulators - the FDIC and the UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. On the basis of a stress analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so or may not be able to do so on terms that are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders. Our regulators may also update their supervisory expectations applicable to the Bank’s stress tests, which could change how the Bank conducts stress tests or how senior management uses the results of the stress tests to inform business plans and capital targets.
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
We are subject to the requirements of entities that set and interpret the accounting standards governing the preparation of our financial statements and other financial reports. These entities, which include the Financial Accounting Standards Board (the “FASB”), the SEC, and banking regulators, may add new requirements or change their interpretations of how those standards should be applied. Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and/or results of operations. As a result of
32 SLM CORPORATION — 2022 Form 10-K

changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our financial condition, results of operations, and capital levels.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws, regulations, and supervisory actions may, among other matters:
•increase minimum capital requirements;
•reclassify the types of assets we hold for regulatory capital purposes, including for risk-weightings;
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
•result in changes from time to time in our practices, policies, procedures, and personnel in various areas of our business (including, without limitation, practices and policies regarding the dischargeability of certain Private Education Loans in the event of a borrower’s bankruptcy); and
•result in greater or earlier charges to earnings or reductions in our capital.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in recent years. There can be no assurance that limitations will not be imposed in the future, however.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional costs and could result in additional charge-offs. The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years. Regulatory enforcement and fines have also increased across the banking and financial services sector. Further, the scope of regulation and the intensity of supervision will likely become higher under the current presidential administration, including increased scrutiny, supervisory discouragement, or even possible denials, of bank mergers and acquisitions by federal bank regulators.
We expect that we will remain subject to increased regulation and more intense supervision by bank regulatory agencies and that there may be additional and changing requirements and conditions imposed on us, any of which could increase our costs and levels of charge-offs, require increased management attention, and adversely impact our results of operations.
2022 Form 10-K — SLM CORPORATION 33

In connection with their continuous supervision and examinations of us, the FDIC, the UDFI, the CFPB, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities or to increase our level of charge-offs within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects. Restrictions or limitations on our operations, or other directives, imposed by our regulators may be confidential and thus, in some instances, we may not be permitted to publicly disclose the actions.
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
The CFPB and the FDIC issued guidance to supervised banks with respect to increased responsibilities to supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business may increase our costs, require increased management attention, and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties, or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results, and/or cash flows.
We are also subject to a dynamically changing landscape of privacy, data protection, and cybersecurity laws, regulations, and requirements. Various federal and state regulators, including governmental agencies, have adopted, or are considering adopting, laws and regulations regarding personal information and data privacy and security. This patchwork of legislation and regulation may lead to conflicts or differing views of personal privacy rights. As an example, certain state laws regarding personal information may be broader in scope or more stringent than federal laws or the laws of other states regarding personal information. As an illustration of that point, the CCPA took effect on January 1, 2020, and is broad, sweeping legislation that gives California consumers certain
34 SLM CORPORATION — 2022 Form 10-K

rights similar to those provided by the European General Data Protection Regulation. Among other things, the CCPA provides for enhanced regulatory penalties and potential statutory damages in relation to certain types of data breaches. The passage of the CPRA, which expands upon the CCPA, may necessitate additional compliance obligations regarding the processing of personal information of California residents once many of the provisions amending the CCPA become effective on January 1, 2023. Additionally, numerous other states have enacted or are in the process of enacting state-level data privacy and security laws and regulations. The enactment of new federal data protection and privacy laws also is possible and could impact us and our business. See Item 1. “Business — Supervision and Regulation —Regulation of Sallie Mae Bank — Privacy Laws” for additional information. In addition, in November 2021, the FDIC, OCC, and the Federal Reserve Board adopted a regulation that took effect in early 2022 and imposes requirements on banking organizations to report certain covered cybersecurity events. New regulations from the SEC regarding the public reporting of certain cybersecurity events also are expected to be finalized in 2023.
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
We operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing, and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing amount of student loan debt outstanding in the
2022 Form 10-K — SLM CORPORATION 35

United States have prompted this heightened and ongoing scrutiny. This environment could lead to further proposals by political candidates and state and federal legislators and regulators, and to the enactment of laws and regulations, applicable to, or limiting, our business. For instance, over the last several years, numerous proposals for new federal spending have been discussed by political candidates and/or introduced by legislators to make higher education “free” or substantially so. Some proposals have included the potential forgiveness of substantial amounts of existing outstanding student loan indebtedness. In 2022, the Biden Administration proposed to forgive up to $20,000 in federal student loan indebtedness for certain borrowers. Also, various states have proposed and/or enacted legislation providing for “free” or “substantially free” higher education to residents of the state having incomes below a certain level and who attend publicly-funded universities in the state. Moreover, since 2010, a number of bills have been introduced in the United States Congress to promote federal financing for consolidation or refinancing of existing student loans. The regulatory environment at the state level has shifted such that many states recently have enacted new legislation specifically restricting the conduct and practices of student loan servicers. The enactment of any of the proposed legislation or policies described above, even if they do not apply specifically to Private Education Loans, could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows. In addition, the continued ongoing publicity regarding these various proposals, even if they are not enacted, could negatively impact the market price of our common stock.
We are subject to reputational risk, including risk arising from environmental, social, and governance matters or other areas or events, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
Our brand is very important to us and our business. Our reputation as an originator, servicer, and securitizer of high-quality Private Education Loans and as a depository for online deposits is very dependent upon how our customers, our regulators, legislators, the education community, our employees, and the broader market perceive our business practices, financial heath, and integrity, and the business practices, financial health, and integrity of the overall student loan market, other loan markets, or the market for online deposits, as applicable. Negative publicity, including as a result of our culture, actual or alleged conduct by us, our employees, or our vendors, or public opinion of the student loan industry or other relevant industries generally, could damage our reputation and business and adversely impact the price of our common stock or other securities.
Environmental, social, and governance matters, or “ESG,” include, but are not limited to, climate risk, hiring practices, the diversity of our work force, community impact issues, and our overall governance environment. We may be exposed to negative publicity based on the identity and activities of those with whom we do business and the public’s view of our approach and performance, and that of our business partners, regarding ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties with whom we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG topics into their investment theses. These shifts in investing priorities could result in adverse effects on the price of our common stock or other securities to the extent investors determine that we have not made sufficient progress on ESG matters.
Additionally, as described above, proposals of political candidates, administrations, or legislators that may affect the financial industry, or the student loan industry in particular, could damage our reputation and business and adversely impact the price of our common stock.
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
36 SLM CORPORATION — 2022 Form 10-K

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
Our loan originations and deposits and the servicing, financial, accounting, data processing, communications, or other operating systems, processes, and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control, or be unable to be rapidly configured to timely address regulatory changes or other business requirements, in each case potentially adversely affecting our ability to process these transactions adequately. Any such failure could adversely affect our ability to service our customers, result in financial loss or liability to our customers and investors, disrupt our business, result in regulatory action or litigation, or cause reputational damage. Despite the plans we have in place from time to time, our ability to operate may be adversely affected by a disruption in the infrastructure that supports our businesses. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations, a failure to adequately anticipate the level of staffing or effort needed to efficiently and effectively communicate with and service our customers or to service and collect on our loans, or another similar operational event could adversely affect our business, financial condition, results of operations, and/or cash flows.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to underwrite and approve loans, process loan applications and payments, and provide other customer services, in a safe, automated manner with high-quality service standards. The volume of loan originations we are able to process is reliant on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the internet or mobile applications, accept electronic signatures, and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that keep pace with continuing changes in technology, industry standards, and client preferences, including FinTech developments. We may not be successful in anticipating or responding to these developments in a timely manner. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services and to reduce the number of manual processes we employ. We may be required to expend significant funds to develop or acquire new technologies. If competitors introduce products, services, and systems that are better than ours or that are more cost-effective or that gain greater market acceptance, we could lose market share. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients and, therefore, could materially adversely affect our business, financial condition, and/or results of operations.
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
Our operations rely on the secure collection, processing, storage, and transmission of personal, confidential, and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. Information security risks for financial institutions and third-party service providers have increased in recent years and continue to evolve in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored actors. These parties also may fraudulently
2022 Form 10-K — SLM CORPORATION 37

induce employees, customers, and others who use our or our service providers’ systems or have access to our or our customers’ data, to gain access to our and our customers’ data or our assets.
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
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, prevent, or detect cyberattacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyberattacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software, and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control. We also routinely transmit and receive personal, confidential, and proprietary information, some through third parties, which may be vulnerable to interception, misuse, or mishandling.
If one or more of such events occur, personal, confidential, and other information processed by, stored in, or transmitted through, our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our or our customers’ or service providers’ operations that could result in significant losses, loss of business by us and loss of confidence in us, customer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation and brand. In addition, we may be required to expend significant resources to modify our protective measures, to investigate the circumstances surrounding the event, and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and other financial losses. If one or more of such events occur, our business, financial condition, and/or results of operations could be significantly and adversely affected.
While we seek to mitigate cyber and related risks associated with outsourcing to third-party service providers, including through our vendor management processes, both operational and technological cyber risks remain, and certain risks are beyond our security and control systems. Cyberattacks targeted at our service providers or in other areas of the supply chain may result in unauthorized interception, misuse, mishandling, access, acquisition, loss, or destruction of our or our customers’ data, or other cyber incidents that may affect the availability of our services, and impose costs and other liabilities that significantly and adversely affect us in the ways discussed above.
While we maintain insurance coverage that may apply to various cybersecurity risks and liabilities, there is no guarantee that any or all costs or losses incurred would be partially or fully covered.
We depend significantly on third parties for a wide array of our operations and customer services and key components of our information technology infrastructure, and a breach of security or service levels, or violation of law by one of these third parties, could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We depend significantly on third parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans, FFELP Loans, Bank deposit-taking activities, payroll software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for “cloud” computing services and other
38 SLM CORPORATION — 2022 Form 10-K

telecommunications, email, processing, storage, remittance, and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brand, and could materially adversely affect our business, financial condition, and/or results of operations.
We may face risks from our operations related to litigation or regulatory or supervisory actions that could result in significant legal expenses and settlement or damage awards.
Defending against litigation or regulatory or supervisory actions may require significant attention and resources of management and, regardless of the outcome, such actions could result in significant expenses. If we are a party to material litigation or regulatory or supervisory actions and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable outcome, we could be liable for large damages, penalties, or other costs or charge-offs and that could have a material adverse effect on our business, results of operations, and/or financial condition.
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
Our business operations and those of our third-party vendors are subject to interruption by, among other things, geopolitical events, terrorism, cyberattacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes, and other unpredictable catastrophic events, which could decrease demand for our products and services or make it difficult or impossible for us to deliver a satisfactory experience to our customers. For instance, collateral impacts of the war between Russia and Ukraine, and the imposition of sanctions on Russia by the United States, could include potential retaliatory action by Russia in the form of cyberattacks and sanctions against other countries, as well as escalation or further spread of the conflict, which could adversely affect the global economy and markets in the United States.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures, and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current presidential administration. In March 2022, the FDIC published proposed principles for climate risk management by “large financial institutions.” Although the Bank currently does not meet the definition of a “large financial institution” with over $100 billion in total consolidated assets, if it were ever to become subject to final principles in the future, such measures could result in the implementation of significant operational changes and
2022 Form 10-K — SLM CORPORATION 39

increased costs. We also might voluntarily choose to follow some of the principles for climate risk management in the future. Required or voluntary compliance with such principles could lead us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations.
Any of the unpredictable catastrophic events discussed above could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage, and result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
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
Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. Moreover, we may not be successful in identifying appropriate acquisition candidates, integrating acquired businesses or companies, or realizing expected value from acquisitions. Significant competition exists for valuable acquisition targets, and we may not be able to acquire other businesses or companies on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.
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
The COVID-19 pandemic has caused significant disruption to the U.S. and world economies. As the distribution, public acceptance, and administration of COVID-19 vaccines and other therapies became more successful in 2021 and 2022, certain impacts of the pandemic on the U.S. and world economies lessened, yet other impacts persisted and new impacts continued to arise. For instance, many schools and businesses were open throughout 2022, certain supply chain disruptions lessened to some extent, yet extreme volatility in equity market valuations and the U.S. and world financial markets persisted. An environment of rapid and high economic inflation developed in the U. S. and many other countries throughout 2022, reaching the highest level in four decades, in part due to the ongoing effects of the pandemic such as supply chain shocks. This inflationary environment has had a significant adverse impact on consumers, businesses, governments, financial markets, and economies. In its effort to reduce inflationary pressures on the U.S. economy, the Federal Reserve Board increased interest rates numerous times and by significant amounts in 2022, which has led to interest rates equaling their highest levels in over a decade.
As described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance,” in this annual report on
40 SLM CORPORATION — 2022 Form 10-K

Form 10-K, during 2022 some of our borrowers experienced higher levels of financial hardship, which could lead to increased levels of delinquencies and defaults for those borrowers in the future.
In addition, we adopted a hybrid work environment during 2022 pursuant to which our employees are able to work from home for portions of the regular work week. Unanticipated issues arising from handling personal, confidential, and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.
The extent to which the COVID-19 pandemic, including related inflationary and rising interest rate pressures, impacts our business, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including the further impact of the pandemic and related inflationary and interest rate pressures on colleges and universities, student enrollment, and the need for Private Education Loans, and any actions taken by governmental authorities. There can be no assurance that colleges and universities will fully return to or remain at normal pre-pandemic operational levels, which could adversely affect enrollments and, consequently, the need for Private Education Loans. In addition, the impact of the COVID-19 pandemic and related inflationary and rising interest rate environment on our business, results of operations, financial condition, and/or cash flows will depend upon, among other factors: the scope and duration of the pandemic and related inflationary and rising interest rate environment; the number of our employees, customers, and vendors adversely affected by the pandemic and rising interest rate environment; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the COVID-19 pandemic and related inflationary and rising interest rate pressures; any legislative, regulatory, or executive changes that suspend or reduce payments or cancel or discharge obligations for education loan borrowers; any reputational damage related to the broader reception and perception of our response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic and related inflationary and rising interest rate pressures on local, U.S., and world economies. In particular, any cessation by the federal government in 2023 or afterwards of its payment suspension program for borrowers of federal student loans, or the invalidation or failure of the Biden Administration’s effort to forgive up to $20,000 in federal student loan indebtedness for certain borrowers, could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows if borrowers have insufficient funds to make payments on both their federal student loans and our Private Education Loans. Moreover, we expect that effects of the COVID-19 pandemic will heighten many of the other known risks to our business described in this Item 1A, and the impact of COVID-19 and related inflationary and rising interest rate pressures on our business could be material and adverse. Any additional COVID-19 outbreaks, spikes, and subsequent waves, new COVID-19 strains, and/or widespread ineffectiveness of the COVID-19 vaccines in the future could have material and adverse impacts on our business. In addition, any future pandemic could subject our business to the same or greater risks than the COVID-19 pandemic.
RISKS RELATED TO SPIN-OFF
Because of Navient’s indemnification obligations, we have exposures to risks related to its creditworthiness. If we are unable to obtain indemnification payments from Navient, we could experience higher-than-expected costs and operating expenses and our results of operations, cash flows, and/or financial condition could be materially and adversely affected.
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
At December 31, 2022, we had issued and outstanding 2.5 million shares of our Series B Preferred Stock. Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before
2022 Form 10-K — SLM CORPORATION 41

any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our common stock share repurchase program. In the event of our bankruptcy, dissolution, or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common shareholders.
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
Our share repurchase programs permit us to repurchase from time-to-time shares of our common stock up to an aggregate repurchase price not to exceed the authorized limits described in this Form 10-K. We may not be able to sell loans at prices, in volumes, or on a schedule, that will provide us with sufficient funds to effect share repurchases under our share repurchase programs. Additionally, we may pause or discontinue our share repurchase programs for other reasons, such as legal or regulatory considerations, or because we decide to allocate available funds for other corporate priorities. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that we will repurchase up to the limit of any program or at all, which could adversely affect the market price of our common stock.
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
Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees and subject matter experts. We depend on our senior leaders and skilled employees and subject matter experts to oversee initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the cost associated with attracting and retaining them, is high. Recent scrutiny of compensation in the financial services industry has introduced additional challenges in this area. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our profile in the regions where we have offices, and the professional opportunities we offer. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop, and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership and subject matter experts, our business could be negatively affected.

Item 2. Properties
The following table lists the principal facility owned by us as of December 31, 2022:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

42 SLM CORPORATION — 2022 Form 10-K

The following table lists the principal facilities leased by us as of December 31, 2022:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	115,000
New Castle, DE	Loan Servicing Center	125,000
Sterling, VA	Administrative Offices	27,000
Newton, MA	Administrative Offices	14,000
Salt Lake City, UT	Sallie Mae Bank	17,000
The facility that we own is not encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility, and data management and collection centers are generally adequate to meet our long-term lending and business goals. Our headquarters are currently located in owned space at 300 Continental Drive, Newark, Delaware, 19713.

2022 Form 10-K — SLM CORPORATION 43

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
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries were named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims were asserted against them. The Company and the Bank were not parties to the Navient settlement and have not contributed any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contained releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed multistate litigation and investigation matters, as well as related lawsuits in which the Bank had been named as a party. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.
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
44 SLM CORPORATION — 2022 Form 10-K

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

Item 4.    Mine Safety Disclosures
N/A

2022 Form 10-K — SLM CORPORATION 45

Item 1B. Unresolved Staff Comments
None.

46 SLM CORPORATION — 2022 Form 10-K

PART II.
Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and has traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. As of January 31, 2023, there were 241,188,972 shares of our common stock outstanding and 250 holders of record.
We paid quarterly cash dividends on our common stock of $0.11 per share for each quarter of 2022. We paid quarterly cash dividends on our common stock of $0.03 per share for the first, second, and third quarters of 2021, respectively, and $0.11 per share for the fourth quarter of 2021. We paid quarterly cash dividends on our common stock of $0.03 per share for each quarter of 2020. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2022.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
October 1 - October 31, 2022	4,519	$15.66	4,519	$665,000
November 1 - November 30, 2022	2,488	$16.90	2,488	$623,000
December 1 - December 31, 2022	2,529	$16.65	2,525	$581,000
Total fourth-quarter 2022	9,536	$16.25	9,532

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

(2) In the first quarter of 2022, we utilized all capacity then remaining under the 2021 Share Repurchase Program. As of December 31, 2022, we had $581 million of capacity remaining under the 2022 Share Repurchase Program.

(3) In the fourth quarter of 2022, we repurchased 9.5 million common shares under our 10b5-1 trading plans. See Note 14, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-K for further discussion.

The closing price of our common stock on Nasdaq on December 30, 2022 was $16.60.
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
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an ASR with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at
2022 Form 10-K — SLM CORPORATION 47

which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. Under the 2020 Share Repurchase Program, we also repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have utilized all capacity under the 2020 Share Repurchase Program. For additional information, see Notes to Consolidated Financial Statements, Note 14, “Stockholders’ Equity.”
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
On January 27, 2021, we announced the 2021 Share Repurchase Program, which was effective upon announcement and expired on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On October 20, 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced the 2022 Share Repurchase Program, which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022. There was $581 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2022.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the years ended December 31, 2022 and 2021, we repurchased 40 million and 57 million shares, respectively, of our common stock at a total cost of $708 million and $1.1 billion, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
In addition to any repurchases that we may make under the share repurchase programs, we expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

48 SLM CORPORATION — 2022 Form 10-K

Stock Performance
The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2017, and also assumes the reinvestment of dividends through December 31, 2022.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
SLM Corporation	$100.0	$73.5	$79.9	$112.5	$180.6	$156.3
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	83.9	113.2	114.1	155.8	125.5
S&P 400 Regional Bank Sub-Industry Index	100.0	78.6	97.9	89.5	126.8	121.5
     Source: Bloomberg Total Return Analysis

2022 Form 10-K — SLM CORPORATION 49

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

Years Ended December 31, (dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
Operating Data:

Net interest income	$1,489	$1,395	$1,480	$1,623	$1,413
Non-interest income (loss)	335	632	331	49	(52)
Total revenue	1,824	2,027	1,811	1,672	1,361
Net income	$469	$1,161	$881	$578	$487
Basic earnings per common share	$1.78	$3.67	$2.27	$1.31	$1.08
Diluted earnings per common share	$1.76	$3.61	$2.25	$1.30	$1.07
Dividends per common share(1)	$0.44	$0.20	$0.12	$0.12	$—
Return on common stockholders’ equity	25%	54%	45%	21%	20%
Net interest margin	5.31	4.81	4.81	5.76	6.10
Return on assets	1.64	3.92	2.84	1.96	2.01
Dividend payout ratio	25	6	5	9	—
Average equity/average assets	7.19	8.09	7.23	10.56	11.22

Balance Sheet Data:
Total education loans held for investment portfolio, net	$19,627	$20,318	$19,172	$23,680	$21,143
Total assets	28,811	29,222	30,770	32,686	26,638
Total deposits	21,448	20,828	22,666	24,284	18,943
Total borrowings	5,235	5,931	5,189	4,643	4,284
Total SLM Corporation stockholders’ equity	1,727	2,150	2,563	3,312	2,973
Book value per common share	6.13	6.81	6.16	6.91	5.90
(1) Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time. We did not pay common stock dividends in fiscal year 2018.

50 SLM CORPORATION — 2022 Form 10-K

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
The impact of COVID-19 has been felt by our colleagues, our customers, and our communities. In response to COVID-19, we implemented efforts to safeguard our team members and enabled a remote work environment. In addition, we took steps to help our customers during the crisis. Further, The Sallie Mae Fund, our charitable arm, made contributions to assist in our hometown communities.
The COVID-19 crisis was unprecedented and had a significant impact on the economic environment globally and in the U.S. While we have highlighted below how we responded to the pandemic in 2020 and 2021, the pandemic continued to have lingering impacts on our financial results in 2022. As COVID-19 mutates into newer strains, there is a significant amount of uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on us. The information below should be read in conjunction with our COVID-19 pandemic risk factor, see Part I, Item 1A. “Risk Factors - Pandemic Risk ” in this annual report on Form 10-K. In addition, see the forward-looking and cautionary statements discussion in this annual report on Form 10-K. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this annual report on Form 10-K.
Financial Results
We continued to see an impact to our financial results as a direct result of COVID-19 in 2022. The economic upheaval that occurred in 2022 (e.g., higher inflation, higher interest rates, and lower stock market) as the country began to recover from the initial effects of the pandemic and the resulting government stimulus programs also affected our financial results and operations through increased loan yields and deposit costs, increased losses on loans and increased allowance for credit losses, increased employee compensation costs, and reduced staffing. Difficulty in hiring and retaining servicing and collections staff contributed to the higher charge-off rates in 2022, as did losses from the “gap year” program we implemented in 2020 to help our borrowers. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans, and in the fourth quarter of 2021 we increased them again for the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflected the significant improvement in economic forecasts at the time, as well as the implementation of an updated prepayment speed model. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. In 2022, as interest rates rose from the low levels experienced during the pandemic, we saw prepayments slow down, which resulted in an increase in our allowance for credit losses.
Private Education Loans (held for investment) in forbearance as a percentage of held for investment Private Education Loans in repayment and forbearance was 1.8 percent at December 31, 2022, compared to 1.9 percent at December 31, 2021. The forbearance rate on December 31, 2022 was lower than on December 31, 2021 due to our ending disaster forbearance related to COVID-19 in June 2021 and our adoption of the previously announced planned credit administration practices changes. Delinquencies at December 31, 2022, as a percentage of Private Education Loans in repayment, increased to 3.8 percent from 3.3 percent at December 31, 2021. The increase in delinquencies was primarily due to the ending of the disaster forbearance program related to COVID-19, the adoption of new credit administration practices changes in the latter part of 2021, and operational challenges we experienced during 2022.
2022 Form 10-K — SLM CORPORATION 51

For the start of the 2021-2022 academic year, the majority of colleges, universities, and trade schools returned to in-person classes while offering full residential options. For the start of the 2022-2023 academic year, we continued to see colleges, universities, and trade schools returning to in-person classes and full residential options. While these schools moved away from an emphasis on hybrid and online classes, some colleges maintained the option for online classes as a safety precaution.
For some students, going back to school in the fall of 2020 was not an option because of the pandemic or for other reasons. Therefore, some students took a “gap year” before returning to school. In 2020, for those students that had unexpectedly separated from school, we had provided an extension of time, until the fall of 2021, to re-enroll before beginning their grace period that occurs upon separation from school and prior to entering full principal and interest repayment status. At December 31, 2020, $1.0 billion of Private Education Loans had been granted this extended period of time. Beginning September 30, 2021, we no longer granted this “gap year” extension. Losses on these “gap year” loans, which totaled $59 million, were higher than expected and contributed to the higher charge-offs in 2022.
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
We elected to suspend TDR accounting for modifications of loans that occurred as a result of COVID-19 for the applicable period of the CARES Act and CAA relief. The relief from TDR guidance applied to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occurred during the period beginning on March 1, 2020, and ending on the earlier of (i) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated, or (ii) January 1, 2022. We continued to apply TDR accounting to those loans that were more than 30 days past due as of December 31, 2019 and were subsequently modified through December 31, 2021. Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU No. 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses —Adoption of ASU No. 2022-02 ‘Troubled Debt Restructurings and Vintage Disclosures’ ” for additional details about the adoption of the new accounting guidance.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopt CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1 of each year from 2023 to 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
52 SLM CORPORATION — 2022 Form 10-K

At December 31, 2022, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629
Customers and Credit Performance
COVID-19 had a far reaching, negative impact on individuals and businesses. Specifically, COVID-19 materially disrupted business operations throughout the country, resulting in supply chain disruptions and inflationary pressures. As a result, we expected many of our individual customers to experience financial hardship, creating a challenge to meet credit standards for new loan originations and making it difficult, if not impossible, to fulfill their payment obligations to us without temporary assistance. We monitored key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
As a result of the negative impact on employment from COVID-19, our customers experienced higher levels of financial hardship, which initially led to elevated levels of forbearance, as we provided disaster forbearance to borrowers who requested it. We saw higher levels of delinquencies and defaults as borrowers who had received disaster forbearance from us re-entered repayment status. For the year ended December 31, 2022, we considered the multiple economic forecasts in estimating our allowance for credit losses. We could experience significant changes in our allowance for credit losses if there are significant changes in the rate of occurrence and the severity of infections from COVID-19 increases. The process for determining our allowance contemplates material external factors that may require management adjustments. We used Moody’s Analytics economic forecasts in estimating the losses on our loan portfolio.
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, typically federally-declared disasters, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described later in this Form 10-K. In accordance with regulatory guidance that encouraged lenders to work constructively with customers who were affected by COVID-19, we invoked this same disaster forbearance program to assist our customers through COVID-19 and offered this program across our operations. During 2021, we ended all COVID-19 disaster forbearances and at December 31, 2022, there were no loans under a disaster forbearance program related to COVID-19.
We continue to adapt and evolve our customer care and collections practices to meet the needs of our customers, while operating in a safe and sound manner. See also “— Financial Results” in this section for further discussion of the impact of the COVID-19 pandemic on students returning to college campuses.
Our Team Members
Our team members have been affected by COVID-19 in many ways, including sickness, disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely with, in some cases, new tools and technology to learn and support that work. Our goal has been to support our team members during the present uncertainty while meeting the needs of our customers and providing business continuity. In April 2022, we returned to our offices, with most team members working under a hybrid model of some days in the office and other days working from home.
Operations
We have robust pandemic and business continuity plans that include our business units and technology environments. When COVID-19 was declared a pandemic, we activated our pandemic response plan. Sallie Mae’s response was initiated by the Incident Management Office (“IMO”), a group of key stakeholders representing members of senior and executive management. The IMO directed the activities of the operational response group to address the
2022 Form 10-K — SLM CORPORATION 53

health and safety of our workforce, assist customers, sustain business operations, and address the management of other ongoing pandemic activities.
In response to a growing infected population across the United States in 2020, we executed plans for social-distancing and mask wearing in our facilities, implemented work-from-home contingencies and instituted a voluntary vaccination incentive program for our team members. As the impact of the virus progressed, we expanded remote-working capabilities for our teams and consulted with regulators about our plans. We closely monitored directives and guidance from both the Centers for Disease Control and Prevention and local health departments to ensure compliance with any requirements. We also completed a series of additional steps to appropriately ensure data security through compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our customers’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our team members.
In addition, we enhanced the functionality of our chatbot, IVR, mobile app, and website features to help our customers manage their accounts.
Most team members currently are working on a hybrid model of some days in the office and the other days working from home.
Liquidity and Capital
Over the course of 2019, we significantly increased our overall liquidity position for risk management purposes and enhanced our liquidity stress testing regime. As a result of these efforts, we currently believe our liquidity position is stable and we expect to be able to fund our business operations. Because of the disruptions in the capital markets that occurred at the onset of the pandemic, in the first quarter of 2020 we implemented our Contingency Funding Plan, which entailed monitoring and reporting to management our liquidity position and the health of deposit and asset-backed securities markets. In times of financial distress, we often see a flight to quality, where investors seek safer places to invest their money, such as insured bank deposits and in securities such as U.S. Treasuries and government- sponsored debt and mortgage-backed securities. We saw similar trends in the marketplace during this crisis and expect that as a well-capitalized insured depository institution, we will have ample access to deposit markets. As pandemic-related capital market disruptions abated, we de-activated the Contingency Funding Plan in October 2020, but have continued to remain watchful for signs of renewed market stress as the pandemic evolves. Maintaining our focus on earnings quality as well as prudent liquidity management, we actively managed the cost of our retail deposits downward in response to the rapid downturn in short-term interest rates in 2020. As the economy recovered and inflation increased in 2022, we saw deposit rates increase as market rates began to rise. In addition, we were able to access the brokered deposit, asset-backed security, and unsecured debt markets throughout 2021 and 2022. We manage our capital position through a rigorous capital stress testing regime. As a result, we believe that, given the quality of our Private Education Loan portfolio, we have sufficient capital to withstand our current estimate in the event of a downturn. If circumstances surrounding COVID-19 change in a significantly more adverse way, however, it is possible our liquidity and regulatory capital position could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition. See “Liquidity and Capital Resources” and “Borrowings” in Item 7 for additional discussion of our capital and funding activities.
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
The federal banking regulators have stated that working with customers who are current on existing loans, either individually or as part of a program for creditworthy customers who are experiencing short-term financial or operational problems as a result COVID-19, generally would not be considered TDRs (as hereinafter defined). For modification programs, such as forbearance, designed to provide short-term relief for current customers affected by COVID-19, we may presume that customers who are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis was required for each loan modification in the program.
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
54 SLM CORPORATION — 2022 Form 10-K

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2022.
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
Net Interest Income
Most of our earnings are generated from the interest income earned on assets in our education loan portfolios, net of the interest expense we pay on the funding for those loans. We report these earnings as net interest income. We also often refer to the net interest margin, which is the net interest yield earned on our interest-earning assets less the rate paid on our related interest-bearing liabilities. The majority of our interest income comes from our Private Education Loan portfolio. FFELP Loans have a lower net interest yield and carry lower risk than Private Education Loans, as a result of the federal government guarantee supporting FFELP Loans.
Loan Sales and Secured Financings
We may sell loans to third-parties through whole loan sales, securitizations, or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital, and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or secured funding facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. In 2022, we recognized $328 million in gains from the sale of approximately $3.34 billion of our Private Education Loans, including $3.13 billion of principal and $217 million in capitalized interest, to unaffiliated third-parties. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment.”
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
The allowance for credit losses and provision expense rise in periods of high loan origination, when future charge-offs are expected to increase, and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans and Credit Cards. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment, and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner, servicing and collections practices, and the current economic environment. See “CREDIT RISK - Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations, and/or cash flows.” in Item 1A. “Risk Factors” for additional information. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of charge-offs to increase.
2022 Form 10-K — SLM CORPORATION 55

Our allowance for credit losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for credit losses and tailoring its future collections strategies. We manage our charged-off loans through a mix of in-house collectors, third-party collectors, and sales to third-parties.
Operating Expenses
The cost of operating our business directly affects our profitability. We strive to manage growth in our business in a prudent fashion by focusing on investments to improve efficiency. We monitor and report internally various metrics, including cost to acquire and cost to service our loans (which include both owned and serviced loans), among others. The cost to acquire is affected by such variables as technology, personnel, and marketing costs. Servicing expenses primarily include compensation and benefit expenses related to our collections, customer support, and payment processing employees, and technology costs and other expenses associated with facilitating and servicing borrowers. Costs to service can vary period to period based upon seasonality and borrower payment status. The cost to service a delinquent borrower is significantly higher than the cost to service a current or in-school borrower.
Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Deposits
We utilize brokered, retail, and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Our term brokered deposits have terms as long as seven years. Interest rates on a portion of our long-term deposits are swapped into one-month LIBOR. This structure has the effect of transforming the interest rate characteristics of these deposits to match the index on which the majority of our assets reset, thereby minimizing our exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. We diversify our funding sources with deposits from Educational 529 savings plan and Health Savings plans. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion of our deposit totals as of December 31, 2022.
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
56 SLM CORPORATION — 2022 Form 10-K

LIBOR Transition
Following announcements by the UKFCA, which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index for our LIBOR-based assets and obligations with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations.
The Chief Financial Officer and the project team monitor developments, assess impacts, propose plans and, with the approval of an executive committee, implement changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In May 2022, we renewed the Secured Borrowing Facility with an index based on SOFR and, in the third quarter of 2022, we began issuing ABS that are indexed to SOFR.
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS issued before 2022, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023. Approximately $192 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.
The chart below depicts our current LIBOR exposure at December 31, 2022.
2022 Form 10-K — SLM CORPORATION 57

As of December 31, 2022 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$6,501,635
FFELP Loans	513,839
Available-for-sale investments	48,637
Total Assets	$7,064,111

Deposits	$1,872,647
Private Education Loan term securitizations - no contractual fallback	192,366
Private Education Loan term securitizations - alternative reference rate fallback	524,123
Total Liabilities	2,589,136

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$2,840,206

Off-Balance Sheet:
Pay LIBOR derivative notional	$1,528,186
Receive LIBOR derivative notional	1,314,660
Total derivative notional	2,842,846

Total Off-Balance Sheet	$2,842,846

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
During 2022, we made the following progress on the above corporate strategic imperatives.
Acquisition of Nitro College
On March 4, 2022, we completed the acquisition of Nitro, which provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. The addition of Nitro brought innovative products, tools, and resources to help students and families confidently navigate their higher education journey.
The acquisition of Nitro enhances future strategic growth opportunities for Sallie Mae and expands our digital marketing capabilities, reduces the cost to acquire customer accounts, and accelerates our progress to become a broader education solutions provider helping students to, through, and immediately after college. For additional information on this transaction, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination,” and Note 10, “Goodwill and Acquired Intangible Assets.”
2022 Loan Sales and 2022-A, 2022-B, and 2022-D Transactions
During 2022, we sold $3.34 billion of our Private Education Loans, including $3.13 billion of principal and $217 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed
58 SLM CORPORATION — 2022 Form 10-K

the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. These sales resulted in our recognizing a gain of $328 million during the year ended December 31, 2022. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment” and Note 12, “Borrowings - Unconsolidated VIEs.”
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
Disposition of Credit Card Business
We plan to exit and sell our credit card business to focus resources on our core business strategies. We processed completed credit card applications received through the end of December 2022. At December 31, 2022, we had $29 million in Credit Card receivables in loans held for sale.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the year ended December 31, 2022, we repurchased 40 million shares of our common stock at a total cost of $708 million under Rule 10b5-1 trading plans authorized under our share repurchase programs.
See “Item 1. Business — Human Capital Resources and Talent Development” for a discussion regarding our mission-led culture.

2022 Form 10-K — SLM CORPORATION 59

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

Years ended December 31, (dollars in millions, except per share amounts)				Increase (Decrease)
				2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Interest income:
Loans	$1,915	$1,757	$1,989	$158	9%	$(232)	(12)%
Investments	35	14	12	21	150	2	17
Cash and cash equivalents	82	6	21	76	1,267	(15)	(71)
Total interest income	2,032	1,777	2,022	255	14	(245)	(12)
Total interest expense	543	382	542	161	42	(160)	(30)
Net interest income	1,489	1,395	1,480	94	7	(85)	(6)
Less: provisions for credit losses	633	(33)	93	666	2,018	(126)	(135)
Net interest income after provisions for credit losses	855	1,428	1,387	(573)	(40)	41	3
Non-interest income:
Gains on sales of loans, net	328	548	238	(220)	(40)	310	130
Gains (losses) on securities, net	(60)	39	4	(99)	(254)	35	875
Gains on derivatives and hedging activities, net	—	—	50	—	—	(50)	(100)
Other income	67	45	39	22	49	6	(15)
Total non-interest income	335	632	331	(297)	(47)	301	91
Non-interest expenses:
Total operating expenses	551	519	538	32	6	(19)	(4)
Acquired intangible assets amortization expense	8	—	—	8	100	—	—
Restructuring expenses	—	1	26	(1)	(100)	(25)	(96)
Total non-interest expenses	559	520	564	39	8	(44)	(8)
Income before income tax expense	631	1,540	1,154	(909)	(59)	386	33
Income tax expense	162	380	273	(218)	(57)	107	39
Net income	469	1,160	881	(691)	(60)	279	32
Preferred stock dividends	9	4	10	5	125	(6)	(60)
Net income attributable to SLM Corporation common stock	$460	$1,156	$871	$(696)	(60)%	$285	33%
Basic earnings per common share	$1.78	$3.67	$2.27	$(1.89)	(51)%	$1.40	62%
Diluted earnings per common share	$1.76	$3.61	$2.25	$(1.85)	(51)%	$1.36	60%
Declared dividends per common share	$0.44	$0.20	$0.12	$0.24	120%	$0.08	67%

60 SLM CORPORATION — 2022 Form 10-K

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
For the year ended December 31, 2022, net income was $469 million, or $1.76 diluted earnings per common share, compared with net income of $1.16 billion, or $3.61 diluted earnings per common share, for the year ended December 31, 2021. The year-over-year decrease was primarily attributable to higher provisions for credit losses, decreases in gains on sales of loans, net, and other income, and higher operating expenses, which were offset by an increase in total net interest income.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:
•Net interest income in 2022 increased by $94 million compared with the year-ago period primarily due to a 50-basis point increase in our net interest margin, which more than offset a $922 million reduction in average interest-earning assets. Our net interest margin increased in the current period from the year-ago period because of a combination of factors, including an $855 million reduction in low-yielding average cash and other short-term investments, and a $367 million increase in average taxable securities. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased in 2022, the yields on our interest-earning assets increased 111 basis points, while the cost of our interest-bearing liabilities only increased 63 basis points, compared with 2021. The higher level of cash and other short-term investments in 2021 was primarily the result of the $4.2 billion Private Education Loan sale that occurred in 2021.
•Provision for credit losses in 2022 was $633 million, compared with a negative provision of $33 million in the year-ago period. During 2022, the provision for credit losses was primarily affected by new loan commitments made during the period, slower prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.34 billion in Private Education Loans sold in 2022, and the adoption of a new loss model that included a reduction in the long-term estimate of losses after the reasonable and supportable period. Management overlays increased in 2022 due to several factors, including additional provisions for our expectation of higher future loan losses related to the previously announced credit administration practices changes we implemented in 2021, “gap year” loans, a shortage and lack of tenured collections staff, and other operational challenges we experienced in 2022. We expect the lack of tenured collections staff and operational challenges to persist into 2023 and, to a lesser extent, 2024. “Gap year” loans refer to loans to borrowers who took a “gap year” during the COVID-19 pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher provision expense recorded in 2022 to cover the higher-than-expected losses. In the year-ago period, the provision for credit losses was favorably affected by improved economic forecasts in 2021 and faster prepayments speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayment speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
•Gains on sales of loans, net, were $328 million in 2022, compared with $548 million in the year-ago period. Higher interest rates in 2022 compared with 2021 resulted in the amount the buyers were willing to pay on our loans in 2022 to decrease compared with the year-ago period. The decrease in gains on sales of loans, net, also was the result of $90 million less in Private Education Loan sales in 2022 when compared with the year-ago period.
•Gains (losses) on securities, net was a loss of $60 million in 2022, compared with a gain of $39 million in the year ago period. During 2022, we determined that an investment in non-marketable equity securities was impaired. As such, we wrote down the value based upon an estimate of the value of these securities. The gain recorded in 2021 was primarily the result of a $35 million increase in the valuation of the same non-marketable securities.
•Other income was $67 million in 2022, compared with $45 million in the year-ago period. Other income in 2021 was negatively affected by a $5 million reduction in the tax indemnification receivable related to uncertain tax positions and by a $3 million loss from fees related to the redemption of $200 million of our 5.125 percent unsecured senior notes due in April 2022. Also, in the year ended December 31, 2022, we recorded a $10 million increase in third-party servicing fees and a $4 million increase in Private Education Loan late fees versus the year-ago period.
2022 Form 10-K — SLM CORPORATION 61

•For the year ended December 31, 2022, total operating expenses were $551 million, compared with $519 million in the year-ago period. The increase in total operating expenses was primarily driven by transaction costs related to our acquisition of Nitro, higher personnel costs, and initiative spending.
•In 2022, we recorded $8 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets.”
•Income tax expense for the year ended December 31, 2022 was $162 million, compared with $380 million in the year-ago period. The effective tax rate increased in 2022 to 25.6 percent from 24.7 percent in the year-ago period. The increase in the effective rate for 2022 was primarily due to an increase in the valuation allowance against future tax benefits, and lower-than-expected tax credits in 2022.

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
The primary contributors to each of the identified drivers of change in net income for 2021 compared with 2020 are as follows:
•Net interest income in 2021 decreased by $85 million compared with 2020 primarily due to a $2.1 billion reduction in average loans outstanding. The decline in average loans outstanding was due to the sale of our Personal Loan portfolio that occurred in the third quarter of 2020 and the sale of $4.2 billion of Private Education Loans in 2021. Net interest margin in 2021 was unchanged from 2020 as the lower yield on our interest earning assets was offset by lower cost of funds.
•Provisions for credit losses for the year ended December 31, 2021 decreased by $126 million compared with 2020. This decrease of $126 million in 2021 compared with 2020 was primarily the result of improving economic forecasts in 2021 and faster prepayment speeds. During the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. These faster estimated prepayment speeds during the two-year reasonable and supportable period reflect the significant improvement in economic forecasts, as well as the implementation of an updated prepayment speed model. In the fourth quarter of 2021, we increased our long-term estimate of prepayment speeds to reflected higher long-term prepayment experience. Partially offsetting these benefits were additional provisions to reflect the adoption of our credit administration practices changes and other management overlays.
•Gains on sales of loans, net, were $548 million in 2021, compared with $238 million in 2020. The increase in gains on sales of loans was primarily the result of $1.14 billion in additional Private Education Loan sales in 2021 when compared with 2020 and improved pricing on the sale of those loans in 2021 compared with 2020.
•Gains on derivatives and hedging activities, net, decreased $50 million in 2021 compared with 2020. The year ended December 31, 2020 was favorably impacted by a significant decrease in interest rates caused by the economic fallout from the COVID-19 pandemic, which made our receive fixed/pay variable interest rate swaps that are not designated as accounting hedges, but are economic hedges, to increase in value.
•Gains (losses) on securities, net was a gain of $39 million in 2021, compared with a gain of $4 million in 2020. The gain recorded in 2021 was primarily the result of a $35 million increase in the valuation of our investment in non-marketable securities.
•Other income increased $6 million in 2021 from 2020. The increase in other income compared with 2020 was primarily the result of a $26 million increase in third-party servicing fees, offset by an $11 million gain from the sale of our former Upromise subsidiary recognized in 2020 and $6 million in lower revenue related to our former Upromise subsidiary. In addition, other income during the year ended December 31, 2021 was negatively affected by a $3 million loss from fees related to the redemption of $200 million of our 5.125 percent unsecured senior notes due in April 2022. Third-party servicing fees increased in 2021 because we sold $4.24 billion in loans in 2021 where we retained servicing rights.
62 SLM CORPORATION — 2022 Form 10-K

•For the year ended December 31, 2021, total operating expenses were $519 million, compared with $538 million in 2020. The decrease in total operating expenses was primarily driven by lower personnel costs as a result of the corporate reorganization that occurred in the second half of 2020, the divestiture of our former Upromise subsidiary in 2020, the sale of the Personal Loan portfolio in 2020, and lower initiative spending and improved servicing efficiencies in 2021.
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
•Income tax expense for the year ended December 31, 2021 was $380 million, compared with $273 million in 2020. The effective tax rate increased in 2021 to 24.7 percent from 23.7 percent in 2020. The increase in the effective tax rate was primarily driven by higher state income tax expense related to an increase in our uncertain tax positions.
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

2022 Form 10-K — SLM CORPORATION 63

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Unrealized gains (losses) on instruments not in a hedging relationship	$(248)	$(23,216)	$10,164
Interest reclassification	243	23,360	39,380
Gains on derivatives and hedging activities, net	$(5)	$144	$49,544

The following table reflects adjustments associated with our derivative activities.

Years Ended December 31, (dollars in thousands, except per share amounts)	2022	2021	2020

Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$469,014	$1,160,513	$880,690
Preferred stock dividends	9,029	4,736	9,734
GAAP net income attributable to SLM Corporation common stock	$459,985	$1,155,777	$870,956

Adjustments:
Net impact of derivative accounting(1)	248	23,216	(10,164)
Net tax expense (benefit)(2)	60	5,615	(2,481)
Total non-GAAP “Core Earnings” adjustments to GAAP	188	17,601	(7,683)
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$460,173	$1,173,378	$863,273

GAAP diluted earnings per common share	$1.76	$3.61	$2.25
Derivative adjustments, net of tax	—	0.06	(0.02)
Non-GAAP “Core Earnings” diluted earnings per common share	$1.76	$3.67	$2.23

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

(2) Non-GAAP “Core Earnings” tax rate is based on the effective tax rate at the Bank, where the derivative instruments are held.

The following table reflects our provisions for credit losses and total portfolio net charge-offs:

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Provisions for credit losses	$633,453	$(32,957)	$93,133
Total portfolio net charge-offs	(389,502)	(200,762)	(216,036)

64 SLM CORPORATION — 2022 Form 10-K

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

Years ended December 31, (dollars in thousands)	2022		2021		2020
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,576,737	9.14%	$20,968,061	8.25%	$22,426,216	8.42%
FFELP Loans	662,194	4.62	718,186	3.43	757,953	3.76
Personal Loans	—	—	—	—	582,552	12.43
Credit Cards	28,547	5.10	14,982	4.67	9,390	(6.04)
Taxable securities	2,509,215	1.41	2,142,025	0.65	1,547,837	0.73
Cash and other short-term investments	4,284,442	1.93	5,139,731	0.14	5,447,844	0.41
Total interest-earning assets	28,061,135	7.24%	28,982,985	6.13%	30,771,792	6.57%

Non-interest-earning assets	605,447		636,691		236,536

Total assets	$28,666,582		$29,619,676		$31,008,328

Average Liabilities and Equity
Brokered deposits	$9,871,787	1.95%	$11,015,170	1.35%	$12,777,874	1.84%
Retail and other deposits	11,109,675	1.65	10,540,170	0.70	10,772,161	1.47
Other interest-bearing liabilities(1)	5,517,489	3.03	5,390,098	2.94	4,982,771	2.98
Total interest-bearing liabilities	26,498,951	2.05%	26,945,438	1.42%	28,532,806	1.90%

Non-interest-bearing liabilities	107,611		279,344		234,798
Equity	2,060,020		2,394,894		2,240,724
Total liabilities and equity	$28,666,582		$29,619,676		$31,008,328

Net interest margin		5.31%		4.81%		4.81%

(1) Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

2022 Form 10-K — SLM CORPORATION 65

Rate/Volume Analysis - GAAP
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

Years Ended December 31, (dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2022 vs. 2021
Interest income	$254,736	$312,781	$(58,045)
Interest expense	160,721	167,154	(6,433)
Net interest income	$94,015	$139,455	$(45,440)

2021 vs. 2020
Interest income	$(244,816)	$(130,949)	$(113,867)
Interest expense	(159,589)	(130,830)	(28,759)
Net interest income	$(85,227)	$857	$(86,084)

(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,659,323	$57	$3,659,380
Grace, repayment and other(2)	16,644,365	608,993	17,253,358
Total, gross	20,303,688	609,050	20,912,738
Deferred origination costs and unamortized premium/(discount)	69,656	1,549	71,205
Allowance for credit losses	(1,353,631)	(3,444)	(1,357,075)
Total loans held for investment portfolio, net	$19,019,713	$607,155	$19,626,868

% of total	97%	3%	100%
(1)      Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)     Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

66 SLM CORPORATION — 2022 Form 10-K

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

2022 Form 10-K — SLM CORPORATION 67

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

68 SLM CORPORATION — 2022 Form 10-K

Average Loans Held for Investment Balances (net of unamortized premium/discount)

Years Ended December 31, (dollars in thousands)	2022		2021		2020
Private Education Loans	$20,576,737	97%	$20,968,061	97%	$22,426,216	94%
FFELP Loans	662,194	3	718,186	3	757,953	3
Personal Loans	—	—	—	—	582,552	3
Credit Cards	—	—	14,982	—	9,390	—
Total portfolio	$21,238,931	100%	$21,701,229	100%	$23,776,111	100%
Loans Held for Investment, Net — Activity

Year Ended December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	4,189,269	—	—	4,189,269
Variable-rate	1,809,301	—	82,819	1,892,120
Total acquisitions and originations	5,998,570	—	82,819	6,081,389
Capitalized interest and deferred origination cost premium amortization	550,474	24,642	(195)	574,921
Sales	(3,136,302)	—	—	(3,136,302)
Loan consolidations to third parties	(1,384,950)	(61,529)	—	(1,446,479)
Allowance	(194,654)	633	2,281	(191,740)
Transfer to loans held-for-sale	—	—	(28,905)	(28,905)
Repayments and other	(2,438,799)	(49,545)	(78,955)	(2,567,299)
Ending balance	$19,019,713	$607,155	$—	$19,626,868

Year Ended December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	3,027,440	—	—	3,027,440
Variable-rate	2,421,082	—	63,323	2,484,405
Total acquisitions and originations	5,448,522	—	63,323	5,511,845
Capitalized interest and deferred origination cost premium amortization	597,416	27,252	(323)	624,345
Sales	(1,138,726)	—	—	(1,138,726)
Loan consolidations to third parties	(1,583,691)	(27,031)	—	(1,610,722)
Allowance	196,868	300	(780)	196,388
Transfer from loans held-for-sale	25,040	—	—	25,040
Repayments and other	(2,357,023)	(42,775)	(50,232)	(2,450,030)
Ending balance	$19,625,374	$692,954	$22,955	$20,341,283
2022 Form 10-K — SLM CORPORATION 69

Year Ended December 31, 2020 (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$22,896,515	$783,816	$983,643	$3,818	$24,667,792
Day 1 CECL adjustment to allowance	(1,060,830)	(2,852)	(79,183)	(188)	(1,143,053)
Balance at January 1, 2020	21,835,685	780,964	904,460	3,630	23,524,739
Acquisitions and originations:
Fixed-rate	2,903,258	—	41	—	2,903,299
Variable-rate	2,439,029	—	—	35,955	2,474,984
Total acquisitions and originations	5,342,287	—	41	35,955	5,378,283
Capitalized interest and deferred origination cost premium amortization	616,115	27,558	(253)	(819)	642,601
Sales	(2,925,478)	—	(588,285)	—	(3,513,763)
Loan consolidations to third parties	(1,332,802)	(21,243)	—	—	(1,354,045)
Allowance	79,285	107	36,526	(1,211)	114,707
Transfer to loans held-for-sale	(2,885,640)	—	—	—	(2,885,640)
Repayments and other	(2,292,484)	(52,178)	(352,489)	(26,588)	(2,723,739)
Ending balance	$18,436,968	$735,208	$—	$10,967	$19,183,143

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at December 31, 2022 decreased by 2 percent compared with December 31, 2021, and now totals 45 percent of our Private Education Loans held for investment portfolio at December 31, 2022. The balance of loans held for investment in full principal and interest repayment status was affected in 2022 and 2021 by loan sales.
“Loan consolidations to third parties” for the year ended December 31, 2022 total 16.2 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at December 31, 2022, or 7.3 percent of our total Private Education Loans held for investment portfolio at December 31, 2022, compared with the year-ago period of 18.1 percent of our Private Education Loan held for investment portfolio in full principal and interest repayment status, or 8.1 percent of our total Private Education Loans held for investment portfolio, respectively. The decrease in consolidations is attributable to higher interest rates in 2022 that made it less competitive for consolidators. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
The “Repayments and other” category includes all scheduled repayments and returns, as well as voluntary prepayments, made on loans in repayment (including loans in full principal and interest repayment status) and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.
Historically, voluntary prepayments and loan consolidations decrease when unemployment increases as borrowers and lenders look to conserve liquidity. While we saw a decrease in voluntary prepayments in the second quarter of 2020 (as compared to the first quarter of 2020) as a result of the COVID-19 pandemic, the decrease was not as significant as we expected based upon historical experience during higher unemployment periods and increased to closer to pre-pandemic levels in 2021.

70 SLM CORPORATION — 2022 Form 10-K

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

Years Ended December 31, (dollars in thousands)	2022	%	2021	%	2020	%
Smart Option - interest only(1)	$1,146,365	19%	$1,128,176	21%	$1,228,603	23%
Smart Option - fixed pay(1)	1,950,048	33	1,685,519	31	1,503,948	28
Smart Option - deferred(1)	2,330,719	39	1,996,461	36	1,910,712	36
Graduate Loan(2)	516,877	8	525,050	10	579,451	11
Parent Loan(3)	30,515	1	87,325	2	98,023	2
Total Private Education Loan originations	$5,974,524	100%	$5,422,531	100%	$5,320,737	100%

Percentage of loans with a cosigner	86.0%		86.2%		86.0%
Average FICO at approval(4)	747		750		749

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for a further discussion.
(2) For the year ended December 31, 2022, the Graduate Loan originations include $1.8 million of Parent Loans and $29.1 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2021, the Graduate Loan originations include $5.8 million of Parent Loans and $24.4 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2020, the Graduate Loan originations include $6.6 million of Parent Loans and $21.0 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, with final disbursements under those loans occurring in mid-December 2022.
(4) Represents the higher credit score of the cosigner or the borrower.

2022 Form 10-K — SLM CORPORATION 71

Allowance for Credit Losses

Allowance for Credit Losses Activity

Years Ended December 31, (dollars in thousands)	2022				2021
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	344,310	—	—	344,310	301,655	—	—	301,655
Less:
Charge-offs	(427,416)	(613)	(3,215)	(431,244)	(229,591)	(321)	(356)	(230,268)
Loan sales	—	—	—	—	—	—	—	—
Plus:
Recoveries	41,737	—	5	41,742	29,494	—	12	29,506
Provisions for credit losses:
Provision, current period	410,254	(20)	3,301	413,535	(233,852)	20	1,124	(232,708)
Loan sale reduction to provision	(174,231)	—	—	(174,231)	(66,460)	—	—	(66,460)
Loans transferred (to) from held-for-sale	—	—	(2,372)	(2,372)	1,887	—	—	1,887
Total provisions for credit losses(2)	236,023	(20)	929	236,932	(298,425)	20	1,124	(297,281)
Ending balance	$1,353,631	$3,444	$—	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335

(1)  See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  For the years ended December 31, 2022 and 2021, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Years Ended December 31, (dollars in thousands)	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$236,023	$(298,425)
Provisions for unfunded loan commitments	396,521	264,324
Total Private Education Loan provisions for credit losses	632,544	(34,101)

Other impacts to the provisions for credit losses:
FFELP Loans	(20)	20
Credit Cards	929	1,124
Total	909	1,144
Provisions for credit losses reported in consolidated statements of income	$633,453	$(32,957)

72 SLM CORPORATION — 2022 Form 10-K

	2020					2019
Years Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$374,300	$1,633	$65,877	$102	$441,912	$277,943	$977	$62,201	$—	$341,121
Day 1 adjustment for adoption of CECL	1,060,830	2,852	79,183	188	1,143,053	—	—	—	—	—
Balance at January 1	1,435,130	4,485	145,060	290	1,584,965	277,943	977	62,201	—	341,121

Transfer from unfunded commitment liability(1)	320,808	—	—	—	320,808	—	—	—	—	—
Less:
Charge-offs	(205,326)	(519)	(39,079)	(119)	(245,043)	(208,978)	(822)	(74,313)	(1)	(284,114)
Loan sales(2)	—	—	(108,534)	—	(108,534)	—	—	—	—	—
Plus:
Recoveries	24,021	—	4,984	2	29,007	25,765	—	5,206	—	30,971
Provisions for credit losses:
Provision, current period	148,673	412	40,485	1,328	190,898	279,570	1,478	72,783	103	353,934
Loan sale reduction to provision	(161,793)	—	(42,916)	—	(204,709)	—	—	—	—	—
Loans transferred to held-for-sale	(205,669)	—	—	—	(205,669)	—	—	—	—	—
Total provisions for credit losses(3)	(218,789)	412	(2,431)	1,328	(219,480)	279,570	1,478	72,783	103	353,934
Ending balance	$1,355,844	$4,378	$—	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
(1)  See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Represents fair value adjustments on loans sold.
(3)  For the year ended December 31, 2020, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, (dollars in thousands)	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(218,789)
Provisions for unfunded loan commitments	312,613
Total Private Education Loan provisions for credit losses	93,824
Other impacts to the provisions for credit losses:
Personal Loans	(2,431)
FFELP Loans	412
Credit Cards	1,328
Total	(691)
Provisions for credit losses reported in consolidated statements of income	$93,133
2022 Form 10-K — SLM CORPORATION 73

	2018
Year Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Total Portfolio
Beginning balance	$243,715	$1,132	$6,628	$251,475
Less:
Charge-offs	(154,701)	(1,135)	(19,690)	(175,526)
Loan sales(1)	(1,216)	—	—	(1,216)
Plus:
Recoveries	20,858	—	946	21,804
Provisions for loan losses	169,287	980	74,317	244,584
Ending balance	$277,943	$977	$62,201	$341,121

(1) Represents fair value adjustments on loans sold.

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2022, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 45 percent of our total Private Education Loans held for investment portfolio at both December 31, 2022, and December 31, 2021.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “—Allowance for Credit Losses,” “— Critical Accounting Policies and Estimates — Allowance for Credit Losses,” and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-K.

74 SLM CORPORATION — 2022 Form 10-K

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2022		2021		2020
As of December 31, (dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)(2)	$4,895,053		$4,904,414		$4,779,040
Loans in forbearance(1)(3)	279,085		301,237		645,476
Loans in repayment and percentage of each status(1):
Loans current	14,559,347	96.2%	15,005,773	96.7%	13,898,948	97.2%
Loans delinquent 30-59 days(4)	287,308	1.9	308,559	2.0	205,528	1.4
Loans delinquent 60-89 days(4)	147,505	1.0	116,947	0.8	119,643	0.8
Loans 90 days or greater past due(4)	135,390	0.9	79,933	0.5	80,702	0.6
Total Private Education Loans in repayment	15,129,550	100.0%	15,511,212	100.0%	14,304,821	100.0%
Total Private Education Loans, gross	20,303,688		20,716,863		19,729,337
Private Education Loans deferred origination costs and unamortized premium/(discount)	69,656		67,488		63,475
Total Private Education Loans	20,373,344		20,784,351		19,792,812
Private Education Loans allowance for losses	(1,353,631)		(1,158,977)		(1,355,844)
Private Education Loans, net	$19,019,713		$19,625,374		$18,436,968

Percentage of Private Education Loans in repayment		74.5%		74.9%		72.5%

Delinquencies as a percentage of Private Education Loans in repayment		3.8%		3.3%		2.8%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.8%		1.9%		4.3%

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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.8 percent at December 31, 2022 from 3.3 percent at December 31, 2021, and the forbearance rate decreased to 1.8 percent at December 31, 2022 from 1.9 percent at December 31, 2021. The increase in delinquencies and the reduction in forbearance at December 31, 2022, compared with the prior year, were due to a combination of factors, including our new credit administration practices changes that imposed additional requirements for those borrowers requesting forbearance, operational challenges in 2022, including a shortage and lack of tenured collections staff, and the cessation of the use of disaster forbearance related to COVID-19. We stopped providing COVID-19 related disaster forbearances in June 2021. See additional discussion in “ — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool.”
2022 Form 10-K — SLM CORPORATION 75

The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

Years Ended December 31, (dollars in thousands)	2022	2021	2020	2019	2018
Beginning balance	$1,158,977	$1,355,844	$374,300	$277,943	$243,715
Day 1 adjustment for adoption of CECL	—	—	1,060,830	—	—
Balance at January 1	1,158,977	1,355,844	1,435,130	277,943	243,715
Transfer from unfunded commitment liability(1)	344,310	301,655	320,808	—	—
Provision for credit losses:
Provision, current period	410,254	(233,852)	148,673	279,570	169,287
Loan sale reduction to provision	(174,231)	(66,460)	(161,793)	—	—
Loans transferred (to) from held-for-sale	—	1,887	(205,669)	—	—
Total provision	236,023	(298,425)	(218,789)	279,570	169,287
Net charge-offs:
Charge-offs	(427,416)	(229,591)	(205,326)	(208,978)	(154,701)
Recoveries	41,737	29,494	24,021	25,765	20,858
Net charge-offs	(385,679)	(200,097)	(181,305)	(183,213)	(133,843)
Loan sales(2)	—	—	—	—	(1,216)
Ending Balance	$1,353,631	$1,158,977	$1,355,844	$374,300	$277,943

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(3)	6.37%	5.35%	6.55%	—%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(3)(4)	8.76%	7.32%	9.28%	—%	—%
Allowance as a percentage of the ending total loan balance	6.67%	5.59%	6.87%	1.61%	1.36%
Allowance as a percentage of the ending loans in repayment(4)	8.95%	7.47%	9.48%	2.23%	1.90%
Allowance coverage of net charge-offs	3.51	5.79	7.48	2.04	2.08
Net charge-offs as a percentage of average loans in repayment(4)	2.55%	1.33%	1.17%	1.17%	1.01%
Delinquencies as a percentage of ending loans in repayment(4)	3.77%	3.26%	2.84%	2.81%	2.57%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	1.81%	1.91%	4.32%	4.08%	3.79%
Ending total loans, gross	$20,303,688	$20,716,863	$19,729,337	$23,189,591	$20,504,465
Average loans in repayment(4)	$15,103,123	$15,019,869	$15,518,851	$15,605,927	$13,303,801
Ending loans in repayment(4)	$15,129,550	$15,511,212	$14,304,821	$16,787,670	$14,666,856
Accrued interest to be capitalized(3)	$936,837	$947,391	$973,201	$—	$—
Accrued interest to be capitalized on loans in repayment(3)(5)	$324,384	$312,537	$308,655	$—	$—
(1)    See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)    Represents fair value adjustments on loans sold.
(3) Related metrics and ending balances for the years ended December 31, 2019 and 2018, respectively, are not available, as CECL had not yet been adopted, and the allowance for credit losses only covered expected losses over the next twelve months.
(4)    Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.
(5)    Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest payment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).

As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans and accrued interest to be capitalized and of ending loans in repayment and accrued interest to be capitalized on loans in repayment; and delinquency and forbearance percentages.
76 SLM CORPORATION — 2022 Form 10-K

Charge-offs increased in the year ending December 31, 2022 compared with the year-ago period because of a combination of factors, including the previously announced credit administration practices changes the Company implemented in 2021 that imposed additional requirements for those borrowers requesting forbearance, as well as a shortage and lack of tenured collections staff, and other operational challenges during much of 2022. In the fourth quarter of 2022, we charged off $13 million of delinquent loans that had received certain grants of forbearance under previous credit administration practices (which have been discontinued) and which were classified as a loss and charged off prior to their reaching 120 days delinquent. Also contributing to the increase in the full-year 2022 charge-offs compared with the prior year were $59 million in losses on loans whose borrowers took a “gap year” during the pandemic. “Gap year” loans refer to loans to borrowers who took a “gap year” during the COVID pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher charge-offs in 2022.
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
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, typically federally-declared disasters, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
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
2022 Form 10-K — SLM CORPORATION 77

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
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, we expect that the credit administration practices described above, including the changes we implemented in 2021, will accelerate periodic defaults and will increase periodic defaults in our Private Education Loan held for investment portfolio. For 2021, we increased our allowance for credit losses as a result of the new credit administration practices. In the fourth quarter of 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflects our estimate that the elevated default rates experienced in the latter half of 2022 will continue into 2023 and then decline over time. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., GRP and rate modifications), the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies, and implementation of potential new risk mitigation and collection strategies.
78 SLM CORPORATION — 2022 Form 10-K

The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at December 31, 2022, our loan loss reserves were significantly affected because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. We expect to learn more about how our borrowers are reacting to these changes to credit administration practices and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2022, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of loans in repayment and forbearance were 1 percent. Approximately 75 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of December 31, 2022 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,895	$4,895
Loans in forbearance	165	43	26	19	26	—	279
Loans in repayment - current	4,131	3,393	2,129	1,603	3,303	—	14,559
Loans in repayment - delinquent 30-59 days	80	58	44	31	74	—	287
Loans in repayment - delinquent 60-89 days	43	30	20	17	38	—	148
Loans in repayment - 90 days or greater past due	41	27	20	14	34	—	136
Total	$4,460	$3,551	$2,239	$1,684	$3,475	$4,895	20,304
Deferred origination costs and unamortized premium/(discount)							70
Allowance for credit losses							(1,354)
Total Private Education Loans, net							$19,020

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.07%	0.28%	0.17%	0.12%	0.17%	—%	1.81%

2022 Form 10-K — SLM CORPORATION 79

As of December 31, 2021 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,904	$4,904
Loans in forbearance	180	44	30	21	26	—	301
Loans in repayment - current	4,234	3,405	2,424	1,671	3,272	—	15,006
Loans in repayment - delinquent 30-59 days	125	54	41	29	60	—	309
Loans in repayment - delinquent 60-89 days	38	25	17	13	24	—	117
Loans in repayment - 90 days or greater past due	26	18	12	9	15	—	80
Total	$4,603	$3,546	$2,524	$1,743	$3,397	$4,904	20,717
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,159)
Total Private Education Loans, net							$19,625

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.14%	0.28%	0.20%	0.13%	0.16%	—%	1.91%

As of December 31, 2020 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,779	$4,779
Loans in forbearance	353	91	71	54	76	—	645
Loans in repayment - current	3,987	3,181	2,215	1,624	2,892	—	13,899
Loans in repayment - delinquent 30-59 days	76	39	30	22	38	—	205
Loans in repayment - delinquent 60-89 days	49	21	17	12	21	—	120
Loans in repayment - 90 days or greater past due	33	15	12	8	13	—	81
Total	$4,498	$3,347	$2,345	$1,720	$3,040	$4,779	19,729
Deferred origination costs and unamortized premium/(discount)							64
Allowance for credit losses							(1,356)
Total Private Education Loans, net							$18,437

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	2.36%	0.61%	0.48%	0.36%	0.51%	—%	4.32%

80 SLM CORPORATION — 2022 Form 10-K

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type for the years ended December 31, 2022 and 2021.

As of December 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$216,513	$261,316	$13,599,750	$4,565	$1,047,406	$15,129,550
$ in total	$308,884	$262,602	$18,218,925	$4,602	$1,508,675	$20,303,688

As of December 31, 2021 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$221,637	$301,422	$14,097,819	$9,354	$880,980	$15,511,212
$ in total	$318,055	$302,764	$18,789,771	$9,402	$1,296,871	$20,716,863

(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date continued to be processed, with final disbursements under those loans occurring until mid–December 2022.
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

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans held for investment. The table also discloses the amount of accrued interest on loans 90 days or greater past due as compared to our allowance for uncollectible interest. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on that loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school, and the current expected credit losses on accrued interest that will be capitalized is included in our allowance for credit losses. The allowance for uncollectible interest shown below represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period. The allowance for this portion of interest is included in our allowance for credit losses. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Private Education Loans
	Accrued Interest Receivable
(dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)
December 31, 2022	$1,177,562	$6,609	$8,121
December 31, 2021	$1,187,123	$3,635	$4,937
December 31, 2020	$1,168,895	$4,354	$4,467
December 31, 2019	$1,366,158	$2,390	$5,309
December 31, 2018	$1,168,823	$1,920	$6,322
(1) The allowance for uncollectible interest at December 31, 2022, 2021, and 2020 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at December 31, 2022 relates to $240 million of accrued interest receivable on those loans that are not expected to be capitalized). The accrued interest receivable that is expected to be capitalized ($937 million at December 31, 2022) is reserved in the allowance for credit losses.
2022 Form 10-K — SLM CORPORATION 81

Liquidity and Capital Resources

Funding and Liquidity Risk Management
Our primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles, including during periods of financial stress, our ongoing ability to fund originations of Private Education Loans, and our ability to meet any outflows of our Bank deposits. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access to diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations, other financing facilities, and loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and marketable investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. By early 2020 and continuing through 2022, we held a significant liquidity buffer of cash and securities, which we expect to maintain through 2023. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

As of December 31, (dollars in thousands)	2022	2021	2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$—	$2,588	$1,117
Sallie Mae Bank(1)	4,617,533	4,332,015	4,454,175
Available-for-sale investments	2,012,901	2,325,711	1,927,726
Total unrestricted cash and liquid investments	$6,630,434	$6,660,314	$6,383,018

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
82 SLM CORPORATION — 2022 Form 10-K

Average Balances

Years Ended December 31, (dollars in thousands)	2022	2021	2020
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$7,954	$3,739	$20,307
Sallie Mae Bank(1)	4,080,312	4,934,506	5,202,302
Available-for-sale investments	2,230,118	1,953,154	1,495,155
Total unrestricted cash and liquid investments	$6,318,384	$6,891,399	$6,717,764

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

As of December 31, (dollars in thousands)	2022	2021
Deposits - interest bearing	$21,446,647	$20,826,692
Deposits - non-interest bearing	1,424	1,432
Total deposits	$21,448,071	$20,828,124

Our total deposits of $21.4 billion were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits at December 31, 2022, compared with total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of December 31, 2022 and 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”), and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion of our deposit total as of December 31, 2022, compared with $7.3 billion at December 31, 2021.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $13 million, $16 million, and $19 million in the years ended December 31, 2022, 2021, and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $13 million, $13 million, and $5 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Interest bearing deposits at December 31, 2022 and 2021 are summarized as follows:

	2022		2021
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,977,242	3.75%	$10,473,569	0.69%
Savings	982,586	3.15	959,122	0.43
Certificates of deposit	9,486,819	2.57	9,394,001	1.20
Deposits - interest bearing	$21,446,647		$20,826,692
(1) Includes the effect of interest rate swaps in effective hedge relationships.

2022 Form 10-K — SLM CORPORATION 83

As of December 31, 2022 and 2021, there were $615 million and $743 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $59 million and $35 million at December 31, 2022 and 2021, respectively.
Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment, or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the Federal Reserve Bank of San Francisco (the “FRB”) on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2022, $2.6 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $2.8 billion at December 31, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2022 was $(58) million and $(7) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2022 and 2021, we had a net positive exposure (derivative gain positions to us, less collateral held by us, and plus collateral posted with counterparties) related to derivatives of $12 million and $9 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2022.

As of December 31, 2022 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$11,566
Exposure to counterparties with credit ratings, net of collateral	$11,566
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%
84 SLM CORPORATION — 2022 Form 10-K

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
We believe that current and projected capital levels are appropriate for 2023. As of December 31, 2022, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1 of each year from 2023 to 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

2022 Form 10-K — SLM CORPORATION 85

At December 31, 2022, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3) For December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.
86 SLM CORPORATION — 2022 Form 10-K

Dividends
The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $700 million, $1.4 billion, and $579 million in dividends to the Company for the years ended December 31, 2022, 2021, and 2020, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 Share Repurchase Programs and stock dividends. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends and Share Repurchase Programs,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See also Part I, Item 1A. “Risk Factors — General Risks” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2022 and 2021. For additional information, see Notes to Consolidated Financial Statements, Note 12, “Borrowings.”

	2022			2021
As of December 31, (dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,986	$988,986	$—	$986,138	$986,138
Total unsecured borrowings	—	988,986	988,986	—	986,138	986,138

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,462,363	3,462,363	—	3,897,996	3,897,996
Variable-rate	—	783,765	783,765	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,246,128	4,246,128	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,246,128	4,246,128	—	4,944,852	4,944,852
Total	$—	$5,235,114	$5,235,114	$—	$5,930,990	$5,930,990

Short-term Borrowings
Unsecured Debt
On November 15, 2021, we redeemed our $200 million, 5.125 percent Senior Notes due April 5, 2022. The Senior Notes were redeemed at 101.39 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $3 million loss on the transaction. At December 31, 2022, and December 31, 2021, there were no borrowings outstanding classified as short-term.
Secured Financings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts
2022 Form 10-K — SLM CORPORATION 87

outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both December 31, 2022 and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 12, “Borrowings.”
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
Long-term Borrowings
Unsecured Debt
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2022, the outstanding balance was $496 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2022, the outstanding balance was $493 million.
Secured Financings
2022 Transactions
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. At December 31, 2022, $635 million of our Private Education Loans, including $597 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
2021 Transactions
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2022, $410 million of our Private Education Loans, including $389 million of principal and $21 million in capitalized interest, were encumbered because of this transaction.
On August 18, 2021, we executed our $527 million SMB Private Education Loan Trust 2021-D term ABS transaction, which was accounted for as a secured financing. We sold $527 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $525 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.22 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2022, $425 million of our Private Education Loans, including $403 million of principal and $22 million in capitalized interest, were encumbered because of this transaction.
On November 9, 2021, we executed our $534 million SMB Private Education Loan Trust 2021-E term ABS transaction, which was accounted for as a secured financing. We sold $534 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $532 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.15 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2022, $439 million of our Private Education Loans, including $416 million of principal and $23 million in capitalized interest, were encumbered because of this transaction.
Pre-2021 Transactions
Prior to 2021, we executed a total of $8.21 billion in ABS transactions that were accounted for as secured financings. At December 31, 2022, $3.75 billion of our Private Education Loans, including $3.63 billion of principal and $120 million in capitalized interest, were encumbered as a result of these transactions.
88 SLM CORPORATION — 2022 Form 10-K

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2022 and 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2022 and December 31, 2021, the value of our pledged collateral at the FRB was $2.2 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2022 and 2021.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2022, we had $2.0 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2022/2023 academic year. At December 31, 2022, we had a $125 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
In addition to our contractual loan commitments, we have certain other contractual cash obligations and commitments. This includes contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, and lease obligations. Our material contractual cash obligations relate to Bank deposits. At December 31, 2022, we had $3.9 billion of principal obligations related to Bank deposits due in the next year, and $11.6 billion thereafter. At December 31, 2022, our contractual cash obligations due in the next year for secured borrowings and lease obligations were $729 million and $7 million, respectively, and our contractual cash obligations due thereafter for our secured borrowings, unsecured debt, and lease obligations were $3.5 billion, $1.0 billion, and $38 million, respectively.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2022, 241 million shares were issued and outstanding and 38 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 14, “Stockholders’ Equity” for additional details.
Arrangements with Navient Corporation
In connection with the Spin-Off, we entered into a Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement, and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired. In the case of the loan servicing and administration agreement for those FFELP Loans that we hold and Navient services for us, the agreement is scheduled to expire or be renewed by the end of 2026.

We continue to have exposure to risks related to Navient’s creditworthiness. If we are unable to obtain indemnification payments from Navient, our results of operations and financial condition could be materially and adversely affected.

2022 Form 10-K — SLM CORPORATION 89

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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

•the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third parties;

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

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2022, the remaining balance of the indemnification receivable related to those uncertain tax positions was $3 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration, and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information
90 SLM CORPORATION — 2022 Form 10-K

with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to December 31, 2026.

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

2022 Form 10-K — SLM CORPORATION 91

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

92 SLM CORPORATION — 2022 Form 10-K

Allowance for Credit Losses
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan portfolio loan segments, we use a discounted cash flow method. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
To estimate the future expected cash flows, we use a vintage-based model that considers life of loan loss expectations, prepayments, defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses.
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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.
2022 Form 10-K — SLM CORPORATION 93

Management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in servicing policies, collection administration practices, state law changes that could impact servicing and collection practices, and observed differences between forecasted and actual results. In the fourth quarter of 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflects our estimate that the elevated default rates experienced in the latter half of 2022 will continue into 2023 and then decline over time. This estimate of future losses, like other aspects of our estimate of current expected credit losses, is susceptible to significant changes.
Of the model inputs outlined above, economic forecasts, weighting of economic forecasts, prepayments speeds, and recovery rates are subject to estimation uncertainty, and changes in these inputs could have a material impact to our allowance for credit losses and the related provision for credit losses.
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, the home price index, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we included forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At December 31, 2020, December 31, 2021, and December 31, 2022, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
During 2022, we experienced slower prepayment rates due to the rising interest rate environment. Historically, when rates rise loan prepayments and consolidation activity by third parties decline, and when rates decline loan prepayments and consolidation activity increase. During 2022, we reduced our estimates of future prepayment speeds to reflect the impact of the rising rate environment. Slower prepayment speeds increase the allowance for credit losses because the loss rates applied in the future periods are applied to higher loan balances. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. As a result, during 2021 we increased our estimate of prepayment speeds to reflect higher short-term and long-term prepayment experience, which had a beneficial impact on the allowance for credit losses at that time.
A 100-basis point increase or decrease in the following inputs to the CECL loss model is estimated to change the allowance as follows:

	Estimated Increase (Decrease) to the Allowance for Credit Losses(1)
(Dollars in millions)	+100 Basis Points	-100 Basis Points

College graduate unemployment rate(2)	$46,587	$(63,157)
Prepayment speeds(2)	(15,659)	15,760
Recovery rates(3)	(14,637)	14,637
(1) Based on our Private Education Loan Portfolio at December 31, 2022.
(2)The estimated impacts of changes were calculated for the two-year reasonable and supportable period, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods will not change.
(3)The estimated change in the recovery rate is based on long-term assumptions.

A 100-basis point increase or decrease in the home price index or median family income does not result in material changes to our allowance for credit losses. Increases in the weighting of economic forecasts resulting in greater weight given to more severe economic forecasts would result in an increase in the allowance for credit losses.
The estimated impacts of changes in the above table were calculated for the two-year reasonable and supportable period, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for
94 SLM CORPORATION — 2022 Form 10-K

the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect long-term rates.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan and FFELP Loan portfolios. During the third quarter of 2022, we reclassified our Credit Card loan portfolio to loans held-for-sale, as we plan to exit and sell our credit card business. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
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
Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for credit losses. Credit scores are an indicator of the creditworthiness of borrowers, and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for credit losses on a quarterly basis.
We collect on defaulted loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For December 31, 2022 and 2021, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At both December 31, 2022 and 2021, 24 percent of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for credit losses.
As part of concluding on the adequacy of the allowance for credit losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans and accrued interest to be capitalized and of ending loans in repayment and accrued interest to be capitalized on loans in repayment, delinquency percentages, and forbearance percentages.
We consider a Private Education Loan to be delinquent if the borrower has not made a required payment prior to the 31st day after such payment was contractually due.

2022 Form 10-K — SLM CORPORATION 95

Adoption of ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”
On March 31, 2022, the FASB issued ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU No. 2022-02”), which eliminates the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The enhanced disclosures are required to be provided for modifications made starting in the period of adoption. Information about modifications in periods before adoption is not required to be provided.
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted the amendments in CECL, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
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
Troubled Debt Restructurings
For the year ended December 31, 2021, the allowance for our TDR portfolio was included in our overall allowance for Private Education Loans. In estimating the expected defaults for our Private Education Loans that were considered TDRs, we followed the same discounted cash flow process described above but used the historical loss rates related to past TDR loans. The appropriate gross loss rates were determined for each individual loan by evaluating loan maturity, risk characteristics, and macroeconomic conditions. Our TDR portfolio was comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
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
Prior to January 1, 2022, we classified a loan as a TDR due to forbearance using a two-step process. The first step was to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit. The second step was to evaluate the creditworthiness of the loan by examining its most recent refreshed FICO score. Loans that met the criteria in the first test and had a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) were not classified as TDRs. Loans that met the criteria in the first test and had a FICO score under the threshold (based on the most recent quarterly FICO score refresh) were classified as TDRs.
A loan also became a TDR when it was modified to reduce the interest rate on the loan (regardless of when such modification occurred and/or whether such interest rate reduction was temporary). Once a loan qualified for TDR status, it remained a TDR for allowance purposes for the remainder of its life. About half our loans that were considered TDRs involved a temporary forbearance of payments and did not change the contractual interest rate of the loan.
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
96 SLM CORPORATION — 2022 Form 10-K

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
2022 Form 10-K — SLM CORPORATION 97

Risk Management
Our Approach
Risk is inherent in our business activities and the specialized lending industry we serve. The ability of management to identify, manage, and remediate risk in a timely manner is critical to our continued success. Our risk management framework is designed to assess, manage, and report these risks and escalate as appropriate to the Board of Directors or its designee.
Risk Oversight
Our Board of Directors oversees our overall strategic direction, including our risk management capability and effectiveness. The Board of Directors has oversight of key policies as well as the risk management framework developed and administered by the management team. We have a robust process to escalate meaningful departures from our risk appetite statements to the Board. The Board of Directors oversees the continued development of the risk management framework.
The Governance Framework
Our overall objective is to ensure all significant risks inherent in our business can be identified and appropriately mitigated. To this end, we have adopted the “three lines of defense” approach to governance. Specifically, the business units form the “first line of defense” and are the “owners” of risks in their business activities. As the risk owner, the first line of defense is accountable for the day-to-day execution of risk and control policies and procedures (including activities performed by third-party contractors). The “second line of defense” is our Risk Management function, which is independent from the first line of defense. The second line of defense conducts oversight and effective challenge of the risk-taking activities within the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense, as reflected in audit reports.

Risk Management Policy and Risk Appetite Framework
The Risk Management Policy and Risk Appetite Framework are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, assessed, measured, monitored, and reported. The Risk Management Policy, the Risk Appetite Framework, and the related policies and procedures constitute the core of the risk management program.
Sallie Mae leverages risk appetite to outline the level of risk we are willing to accept within each risk category, as described below, in pursuit of our business objectives. Compliance with our risk appetite is monitored using a set of risk metrics, with defined thresholds and limits, for each risk type. The Enterprise Risk Committee (the “ERC”) provides oversight of the risk appetite framework with escalation to the Board of Directors, as appropriate.

Board of Directors Committee Structure
We have a robust Board of Directors committee structure as outlined below that facilitates oversight, effective challenge, and escalation of risk and control issues.
•Financial Risk Committee. The Financial Risk Committee assists the Board of Directors in fulfilling its risk management oversight responsibilities with regard to the Company’s major financial risks, including credit risk, market risk, and liquidity risk. The Financial Risk Committee, along with the Operational and Compliance Risk Committee, provides oversight of the development, maintenance, and monitoring of the Company’s risk management framework, risk governance structure, and risk appetite statement and thresholds, and the promotion of our risk management culture. The Financial Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
•Operational and Compliance Risk Committee. The Operational and Compliance Risk Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the major non-financial risks, including compliance risks, operational risks, information security risk, and model risk. The Operational and Compliance Risk Committee, along with the Financial Risk Committee, provides oversight of the development, maintenance, and monitoring of our risk management framework, risk governance structure, and risk appetite statement and
98 SLM CORPORATION — 2022 Form 10-K

thresholds, and the promotion of our risk management culture. The Operational and Compliance Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
•Audit Committee. The Audit Committee is responsible for oversight of the quality and integrity of our financial statements, accounting and reporting processes, the performance of the internal audit function, and the qualifications, hiring, performance, and independence of our independent registered accounting firm.
•Nominations and Governance Committee. The Nominations and Governance Committee recommends to the Board appropriate standards of corporate governance, and assists the Board of Directors in fulfilling its obligations with regard to oversight of the operations of the Board, the qualifications and independence of directors, nominations to the Board of Directors, and compliance with the corporate governance standards. The Nominations and Governance Committee also provides oversight of the ESG matters of the Company.
•Compensation Committee. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities related to the compensation and benefits of our Chief Executive Officer (“CEO”) and the non-employee members of the Board of Directors, our incentive compensation and benefits practices for employees of all levels, and management’s succession planning. Additionally, the Compensation Committee provides oversight of human capital management, including in the areas of diversity, equity, and inclusion.
•Preferred Stock Committee. The Preferred Stock Committee monitors and evaluates proposed actions that may impact the rights of holders of our preferred stock.

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
•Enterprise Risk Committee (“ERC”). The ERC provides independent oversight and monitoring of the risk and control environment. The ERC is jointly accountable to the Financial Risk Committee and the Operational and Compliance Risk Committee of the Board of Directors and provides for escalation accordingly.
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
Internal Audit
Internal Audit provides independent assurance to the Audit Committee of the Board of Directors and management as to the adequacy and effectiveness of our risk management, control, and governance processes, and assists management by providing objective assurance, advisory, and consulting services designed to add value and improve operations. Internal Audit regularly monitors and performs selected reviews of our risk management and compliance functions, to assess the effectiveness of the overall risk management framework, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of the Board of Directors. Annually, Internal Audit performs an independent risk assessment to evaluate the risk of all significant components of the Company and uses the results to develop their annual Internal Audit plan. The Internal Audit function provides challenge to the first and second lines of defense and also provides opinions to the Board of Directors on the effectiveness of the first and second lines of defense.

2022 Form 10-K — SLM CORPORATION 99

Risk Categories

Risk categories are a foundational element of the Risk Management Framework; they are widely used in risk identification and provide the basis for risk aggregation and reporting. The Company has identified six major risk categories:

Strategic Risk. Strategic risk is the risk of opportunity costs or of adverse impacts to the value of future business from external threats or from internal constraints and/or failings. The overall development of the strategic plan includes extensive engagement with the Board of Directors. Similarly, the Board of Directors provides oversight and effective challenge on performance relative to the strategic plan.

Credit Risk. Credit risk is the risk of adverse impacts to earnings, capital, or reputation resulting from obligors’ failure, or the increased probability thereof, to meet the terms of a lending, issuer, or counterparty agreement. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

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

Credit risk exposure is managed primarily through the Credit Committee, and regular reporting on credit programs and credit metrics is provided to the Financial Risk Committee of the Board of Directors.

Market Risk. Market risk is the risk of adverse impacts to earnings, capital, or reputation resulting from changes in market conditions and prices. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk, and other risks that arise through the management of our investment, debt, and loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Financial Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Chief Financial Officer provides reports to the Financial Risk Committee of the Board of Directors on market risk management.

Liquidity Risk. Liquidity risk is the risk of adverse impacts to earnings, capital, reputation, or survival resulting from not being able to meet the Company’s financial obligations when they become due.

Our primary liquidity needs include our ongoing ability to: meet our funding needs through market cycles, including periods of financial stress; manage the relative maturities of assets and liabilities on our balance sheet; fund disbursements of Private Education Loans and other loans; and service our indebtedness and bank deposits. Ultimately, our liquidity risk relates to our ability to access the capital markets at reasonable rates and to maintain deposits and other funding sources through the Bank, as well as our maintenance of a reserve of cash and unencumbered highly liquid investment securities that may be readily converted to cash if needed.

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

100 SLM CORPORATION — 2022 Form 10-K

Operational Risk. Operational risk is the risk of adverse impacts to earnings, capital, or reputation resulting from inadequate or failed internal processes, people, and systems, or from external events that are not directly attributable to other risk categories. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities, and geographic locations.

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

Compliance Risk. The risk of adverse impacts to earnings, capital, or reputation resulting from violations of, or non-conformance with, the Code of Business Conduct and with laws, rules, regulations, and self regulatory organizations’ standards.

Primary ownership and responsibility for compliance risk is placed with the first line of defense to identify and manage. Compliance supports these activities by providing extensive training, monitoring, and testing of the processes, policies, and procedures utilized by the first line of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal department. Compliance risk metrics and regular reporting on compliance programs are provided to the Operational and Compliance Risk Committee of the Board of Directors.
2022 Form 10-K — SLM CORPORATION 101

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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2022 and 2021, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The 300-basis point downward rate shock was added to the model run for the first time in several years. The EAR results for December 31, 2022 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than results from one year ago, but remain well within established trigger and threshold limits.

As of December 31,	2022				2021
	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points

EAR - Shock	+3.0%	+1.0%	-1.1%	-3.7%	+5.3%	+1.9%	N/A	N/A
EAR - Ramp	+2.5%	+0.9%	-0.9%	-2.9%	+3.5%	+1.2%	N/A	N/A
EVE	-9.5%	-3.2%	+3.1%	+6.2%	-5.9%	-1.9%	N/A	N/A

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
102 SLM CORPORATION — 2022 Form 10-K

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of December 31, 2022 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$1,494.9	$(1,494.9)
SOFR Rate	daily/weekly/monthly	2,753.3	2,830.1	(76.8)
3-month Treasury bill	weekly	95.2	—	95.2
Prime	monthly	30.0	—	30.0
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	6,550.3	2,802.7	3,747.6
1-month LIBOR	daily	513.8	—	513.8
Non-Discrete reset(2)	daily/weekly	4,823.6	4,177.5	646.1
Fixed-Rate(3)		14,044.8	17,254.7	(3,209.9)
Total		$28,811.0	$28,811.0	$—

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
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR (monthly), fixed-rate, and Fed Funds Effective Rate categories. Changes in the Non-Discrete reset, 1-month LIBOR, 3-month LIBOR, and SOFR Rate categories are generally quite highly correlated, and should offset each other effectively. The funding in 3-month LIBOR bucket includes $0.3 billion of equity and the funding in the fixed-rate bucket includes $1.5 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider our overall risk to be low and our strategies are designed to maintain low to moderate levels of market exposure.
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
2022 Form 10-K — SLM CORPORATION 103

occurred in recent years) can lead to a temporary divergence between indices, resulting in a negative impact to our earnings.
Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2022.

As of December 31, 2022 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.95
Cash and investments	1.32
Total earning assets	4.00

Deposits
Short-term deposits	0.92
Long-term deposits	2.43
Total deposits	1.29

Borrowings
Long-term borrowings	3.38
Total borrowings	3.38

104 SLM CORPORATION — 2022 Form 10-K

Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.
2022 Form 10-K — SLM CORPORATION 105

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information contained in the 2023 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2023 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation
The information contained in the 2023 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the 2023 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers” in the 2023 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the 2023 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2023 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information contained in the 2023 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2023 Proxy Statement, is incorporated herein by reference.

106 SLM CORPORATION — 2022 Form 10-K

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
2022 Form 10-K — SLM CORPORATION 107

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

108 SLM CORPORATION — 2022 Form 10-K

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

2022 Form 10-K — SLM CORPORATION 109

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

110 SLM CORPORATION — 2022 Form 10-K

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

2022 Form 10-K — SLM CORPORATION 111

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

10.82†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.83†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.84†
Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022).

10.85†	Offer Letter between Kerri Palmer and the Company dated January 7, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†     Management Contract or Compensatory Plan or Arrangement
*     Filed herewith

112 SLM CORPORATION — 2022 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 23, 2023

SLM CORPORATION

By:	/S/ JONATHAN W. WITTER
Jonathan W. Witter Chief Executive Officer and Director
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JONATHAN W. WITTER
Jonathan W. Witter	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 23, 2023

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Chair of the Board of Directors	February 23, 2023

/S/ R. SCOTT BLACKLEY
R. Scott Blackley	Director	February 23, 2023

/S/ PAUL G. CHILD
Paul G. Child	Director	February 23, 2023

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 23, 2023

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 23, 2023

/S/ TED MANVITZ
Ted Manvitz	Director	February 23, 2023

2022 Form 10-K — SLM CORPORATION 113

/S/ JIM MATHESON
Jim Matheson	Director	February 23, 2023

/S/ SAMUEL T. RAMSEY
Samuel T. Ramsey	Director	February 23, 2023

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 23, 2023

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 23, 2023

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 23, 2023

114 SLM CORPORATION — 2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

F-1 SLM CORPORATION — 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Assessment of the Allowance for Credit Losses related to Private Education Loans Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2022 was $1,357 million, of which $1,354 million related to the
2022 Form 10-K — SLM CORPORATION F-2

Company’s allowance for credit losses on private education loans evaluated on a collective basis (the Collective ACL). For all loans carried at amortized cost, upon loan origination, the Company is required to measure the allowance for credit losses based on the estimate of all current expected credit losses over the remaining contractual term of the loans. In determining the lifetime expected credit losses on the private education loan portfolio, the Company applies a discounted cash flow method that incorporates a probability of default model and a prepayment model. This method requires the Company to project future principal and interest cash flows on the loans in this portfolio following a vintage-based methodology that considers life of loan loss expectations, prepayments, defaults, recoveries, and any other adjustments deemed necessary to determine the adequacy of the allowance for credit losses. In estimating current expected credit losses, the Company uses a combination of expected economic scenarios, which are weighted based upon the current economic conditions and the Company’s view of the risks of alternate outcomes. In determining the loss rates used for the vintage-based approach, the Company uses the probability of default model which starts with historical loss rates, stratifies the loans within each vintage, and then adjusts the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the forecast is immediately reverted to historical averages. The cash flows are then discounted at the loan’s effective interest rate to calculate the present value of those cash flows. The Company also takes certain qualitative factors into consideration when calculating the Collective ACL, which could result in management overlays.
We identified the assessment of the Collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the Collective ACL methodology encompassed the evaluation of the conceptual soundness and performance of the probability of default and prepayment models, including their significant assumptions. Such significant assumptions included (1) economic factors, (2) loss rates derived from the probability of default model, and (3) prepayment rates derived from the prepayment model. The assessment also encompassed the conceptual soundness of the methods and significant assumptions used to determine certain individual management overlays. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective ACL estimate, including controls over the:
•development of the Collective ACL methodology
•development of the probability of default model
•continued use and appropriateness of the prepayment model
•performance monitoring of the probability of default and prepayment models
•determination and measurement of the significant assumptions used in the models
•development of the individual management overlay methods and assumptions
•analysis of the Collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the Collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
F-3 SLM CORPORATION — 2022 Form 10-K

•evaluating the Company’s Collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development of the probability of default model and performance testing of the probability of default and prepayment models by comparing them to the relevant Company-specific metrics and trends
•assessing the conceptual soundness and performance testing of the probability of default and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic factors used to adjust loss rates over the reasonable and supportable forecast period by comparing them to the Company’s business environment and relevant industry practices
•evaluating the conceptual soundness of the methods and assumptions used to develop the individual management overlays and their impact on the Collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying probability of default and prepayment models

We also assessed the sufficiency of the audit evidence obtained related to the Collective ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

We have served as the Company’s auditor since 2013.

/s/ KPMG LLP

McLean, Virginia
February 23, 2023

2022 Form 10-K — SLM CORPORATION F-4

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
F-5 SLM CORPORATION — 2022 Form 10-K

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

/s/ KPMG LLP

McLean, Virginia
February 23, 2023

2022 Form 10-K — SLM CORPORATION F-6

CONSOLIDATED BALANCE SHEETS
As of December 31, (dollars in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$4,616,117	$4,334,603
Investments:
Trading investments at fair value (cost of $47,554 and $29,049, respectively )	55,903	37,465
Available-for-sale investments at fair value (cost of $2,554,332 and $2,535,568, respectively)	2,342,089	2,517,956
Other investments	94,716	140,037
Total investments	2,492,708	2,695,458
Loans held for investment (net of allowance for losses of $1,357,075 and $1,165,335, respectively)	19,626,868	20,341,283
Loans held for sale	29,448	—
Restricted cash	156,719	210,741
Other interest-earning assets	11,162	9,655
Accrued interest receivable	1,202,059	1,205,667
Premises and equipment, net	140,728	150,516
Goodwill and acquired intangible assets, net	118,273	—
Income taxes receivable, net	380,058	239,578
Tax indemnification receivable	2,816	8,047
Other assets	34,073	26,351
Total assets	$28,811,029	$29,221,899

Liabilities
Deposits	$21,448,071	$20,828,124
Long-term borrowings	5,235,114	5,930,990
Other liabilities	400,874	313,074
Total liabilities	27,084,059	27,072,188
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 435.1 million and 432.0 million shares issued, respectively	87,025	86,403
Additional paid-in capital	1,109,072	1,074,384
Accumulated other comprehensive loss (net of tax benefit of $(30,160) and $(5,707), respectively)	(93,870)	(17,897)
Retained earnings	3,163,640	2,817,134
Total SLM Corporation stockholders’ equity before treasury stock	4,516,937	4,211,094
Less: Common stock held in treasury at cost: 194.4 million and 153.1 million shares, respectively	(2,789,967)	(2,061,383)
Total equity	1,726,970	2,149,711
Total liabilities and equity	$28,811,029	$29,221,899

See accompanying notes to consolidated financial statements.
F-7 SLM CORPORATION — 2022 Form 10-K

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, (dollars in thousands, except per share amounts)	2022	2021	2020
Interest income:
Loans	$1,914,554	$1,756,945	$1,989,004
Investments	35,304	13,859	11,743
Cash and cash equivalents	81,722	6,040	20,913
Total interest income	2,031,580	1,776,844	2,021,660
Interest expense:
Deposits	368,914	225,370	393,194
Interest expense on short-term borrowings	11,956	18,945	14,459
Interest expense on long-term borrowings	161,929	137,763	134,014
Total interest expense	542,799	382,078	541,667
Net interest income	1,488,781	1,394,766	1,479,993
Less: provisions for credit losses	633,453	(32,957)	93,133
Net interest income after provisions for credit losses	855,328	1,427,723	1,386,860
Non-interest income:
Gains on sales of loans, net	327,750	548,315	238,315
Gains (losses) on securities, net	(60,267)	39,096	4,372
Gains (losses) on derivatives and hedging activities, net	(5)	144	49,544
Other income	67,160	44,894	39,218
Total non-interest income	334,638	632,449	331,449
Non-interest expenses:
Operating expenses:
Compensation and benefits	270,354	258,321	282,497
FDIC assessment fees	20,939	23,368	21,956
Other operating expenses	260,169	236,964	233,635
Total operating expenses	551,462	518,653	538,088
Acquired intangible assets amortization expense	7,779	—	—
Restructuring expenses	—	1,255	26,215
Total non-interest expenses	559,241	519,908	564,303
Income before income tax expense	630,725	1,540,264	1,154,006
Income tax expense	161,711	379,751	273,316
Net income	469,014	1,160,513	880,690
Preferred stock dividends	9,029	4,736	9,734
Net income attributable to SLM Corporation common stock	$459,985	$1,155,777	$870,956
Basic earnings per common share	$1.78	$3.67	$2.27
Average common shares outstanding	258,439	314,993	383,705
Diluted earnings per common share	$1.76	$3.61	$2.25
Average common and common equivalent shares outstanding	261,503	319,912	387,195
Declared dividends per common share	$0.44	$0.20	$0.12

See accompanying notes to consolidated financial statements.
2022 Form 10-K — SLM CORPORATION F-8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, (dollars in thousands)	2022	2021	2020
Net income	$469,014	$1,160,513	$880,690
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(194,157)	(26,606)	7,764
Unrealized gains (losses) on cash flow hedges	93,731	48,111	(36,511)
Total unrealized gains (losses)	(100,426)	21,505	(28,747)
Income tax (expense) benefit	24,453	(5,202)	6,914
Other comprehensive income (loss), net of tax (expense) benefit	(75,973)	16,303	(21,833)
Total comprehensive income	$393,041	$1,176,816	$858,857

See accompanying notes to consolidated financial statements.
F-9 SLM CORPORATION — 2022 Form 10-K

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
2022 Form 10-K — SLM CORPORATION F-10

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
F-11 SLM CORPORATION — 2022 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	469,014	—	469,014
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(75,973)	—	—	(75,973)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	393,041
Cash dividends declared:
Common stock (0.44 per share)	—	—	—	—	—	—	—	—	(112,961)	—	(112,961)
Preferred Stock, Series B ($3.60 per share)	—	—	—	—	—	—	—	—	(9,029)	—	(9,029)
Issuance of common shares	—	3,107,768		3,107,768	—	622	618	—	(807)	—	433
Stock-based compensation expense	—	—	—	—	—	—	34,070	—	289	—	34,359
Common stock repurchased	—	—	(40,253,548)	(40,253,548)	—	—	—	—	—	(707,742)	(707,742)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,135,509)	(1,135,509)	—	—	—	—	—	(20,842)	(20,842)
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970

See accompanying notes to consolidated financial statements.
2022 Form 10-K — SLM CORPORATION F-12

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (dollars in thousands)	2022	2021	2020
Operating activities
Net income	$469,014	$1,160,513	$880,690
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	633,453	(32,957)	93,133
Deferred tax provision (benefit)	(93,670)	55,372	72,776
Amortization of brokered deposit placement fee	12,904	15,516	19,401
Amortization of Secured Borrowing Facility upfront fee	2,634	2,415	2,976
Amortization of deferred loan origination costs and loan premium/(discounts), net	14,804	16,103	24,152
Net amortization of discount on investments	103	7,310	6,350
Reduction of tax indemnification receivable	5,231	10,445	9,066
Depreciation of premises and equipment	17,331	16,043	15,066
Acquired intangible assets amortization expense	7,779	—	—
Stock-based compensation expense	34,461	30,649	36,464
Unrealized (gains) losses on derivative and hedging activities, net	269	23,249	(10,333)
Gains on sale of loans, net	(327,750)	(548,315)	(238,315)
(Gains) losses on securities, net	60,267	(39,096)	(4,372)
Acquisition transaction costs, net	2,603	—	—
Gain on sale of Upromise subsidiary, net	—	—	(11,331)
Other adjustments to net income, net	14,213	15,686	13,182
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(819,958)	(743,757)	(876,703)
Increase in trading investments	(5,117)	—	—
Increase in non-marketable securities	(2,050)	(9,969)	(839)
(Increase) decrease in other interest-earning assets	(1,507)	33,219	9,690
Increase in other assets	(23,472)	(123,268)	(50,454)
Increase (decrease) in income tax payable, net	(15,063)	72,191	(45,611)
Increase (decrease) in accrued interest payable	24,986	(13,672)	(14,602)
Decrease in Upromise member accounts due to sale	—	—	(193,840)
Increase (decrease) in other liabilities	(6,473)	2,801	80,785
Total adjustments	(464,022)	(1,210,035)	(1,063,359)
Total net cash provided by (used in) operating activities	4,992	(49,522)	(182,669)
Investing activities
Loans acquired and originated	(6,081,389)	(5,511,845)	(5,378,283)
Net proceeds from sales of loans held for investment	3,459,527	4,642,505	3,875,737
Proceeds from claim payments	33,197	19,386	28,709
Net decrease in loans held for investment	3,586,825	3,845,990	3,832,991
Purchases of available-for-sale securities	(753,129)	(1,257,129)	(2,083,261)
Proceeds from sales and maturities of available-for-sale securities	960,015	865,766	654,515
Purchase of subsidiary, net of cash acquired	(127,654)	—	—
Proceeds for sale of Upromise subsidiary, net	—	—	16,922
Total net cash provided by investing activities	1,077,392	2,604,673	947,330
Financing activities
Brokered deposit placement fee	(11,170)	(12,565)	(4,810)
Net increase (decrease) in certificates of deposit	130,109	(2,130,728)	(2,428,094)
Net increase in other deposits	570,147	393,306	704,382
Issuance costs for collateralized borrowings	(40)	—	(1,402)
Borrowings collateralized by loans in securitization trusts - issued	572,640	1,585,125	1,338,641
Borrowings collateralized by loans in securitization trusts - repaid	(1,278,183)	(1,143,738)	(1,003,327)
Repayment of borrowings under Secured Borrowing Facility	—	—	(289,230)
Fees paid - Secured Borrowing Facility	(2,833)	(2,846)	(3,256)
F-13 SLM CORPORATION — 2022 Form 10-K

Issuance costs for unsecured debt offering	(375)	(1,540)	(1,309)
Unsecured debt issued	—	492,135	495,000
Unsecured debt repaid	—	(202,784)	—
Preferred stock dividends paid	(9,029)	(4,736)	(9,734)
Repurchase of Series B Preferred Stock	—	—	(68,055)
Common stock dividends paid	(112,961)	(60,462)	(46,351)
Common stock repurchased	(713,197)	(1,530,683)	(558,167)
Net cash used in financing activities	(854,892)	(2,619,516)	(1,875,712)
Net increase (decrease) in cash, cash equivalents and restricted cash	227,492	(64,365)	(1,111,051)
Cash, cash equivalents and restricted cash at beginning of year	4,545,344	4,609,709	5,720,760
Cash, cash equivalents and restricted cash at end of year	$4,772,836	$4,545,344	$4,609,709
Cash disbursements made for:
Interest	$482,974	$359,684	$517,444
Income taxes paid	$272,940	$261,473	$248,122
Income taxes refunded	$(2,043)	$(8,614)	$(6,219)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,616,117	$4,334,603	$4,455,292
Restricted cash	156,719	210,741	154,417
Total cash, cash equivalents and restricted cash	$4,772,836	$4,545,344	$4,609,709

See accompanying notes to consolidated financial statements.
2022 Form 10-K — SLM CORPORATION F-14

1.Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our,” or “us”) is a holding company that operates through a number of subsidiaries and is the premier financial brand for higher education.
While the Sallie Mae name has existed for more than 50 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, servicing, asset recovery, and consolidation loan business. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the documents executed in connection with the Spin-Off. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
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

F-15 SLM CORPORATION — 2022 Form 10-K

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
We also hold an investment in a debt security that is classified as a trading investment. We recorded the initial investment at cost and subsequently measure the investment at fair value with changes in market value recorded through earnings.
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
2022 Form 10-K — SLM CORPORATION F-16

2.	Significant Accounting Policies (Continued)
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
Loans Held for Investment
Loans, consisting of Private Education Loans, FFELP Loans, and our suite of credit cards (“Credit Cards”) that we have the ability and intent to hold for the foreseeable future, are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans that are held for investment are reported net of an allowance for credit losses. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale as we plan to sell our Credit Card portfolio. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Loans Held for Sale.”
Loans Held for Sale
Any loans we have not classified as held for investment are classified as held-for-sale and are carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. When a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of amortized cost basis (which excludes any allowance for credit losses) or fair value. At the time of the transfer to the held-for-sale classification, any amount by which the amortized cost basis exceeds fair value is accounted for as a valuation allowance. In addition, once a loan is classified as held-for-sale, we reverse any allowance for loan loss applicable to these loans.
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
F-17 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1 of each year from 2023 to 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. For additional information, see Note 19, “Regulatory Capital.”
Allowance for Credit Losses
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date.
In determining the lifetime expected credit losses on our Private Education Loan portfolio loan segments, we use a discounted cash flow method. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
To estimate the future expected cash flows, we use a vintage-based methodology that considers life of loan loss expectations, prepayments, defaults, recoveries, and any other adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows
2022 Form 10-K — SLM CORPORATION F-18

2.	Significant Accounting Policies (Continued)
and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as provision for credit loss expense.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies, collection administration practices, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan and FFELP Loan portfolios. During the third quarter of 2022, we reclassified our Credit Card loan portfolio to loans held-for-sale, as we plan to exit and sell our credit card business. During the third quarter of 2020, we sold our entire Personal Loan portfolio.
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
F-19 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
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
Key Credit Quality Indicators - Private Education Loans
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score at original approval and periodically refreshed/updated credit scores through the loan’s term, existence of a cosigner, loan status, and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for credit losses. Credit scores are an indicator of the creditworthiness of borrowers, and the higher the credit scores the more likely it is the borrowers will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for credit losses on a quarterly basis.
We collect on defaulted loans through a mix of in-house collectors, third-party collectors, and sales to third-parties. For December 31, 2022 and 2021, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At both December 31, 2022 and 2021, 24 percent of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance and is considered in estimating the allowance for credit losses.
As part of concluding on the adequacy of the allowance for credit losses for Private Education Loans, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance as a percentage of ending total loans and accrued interest to be capitalized and of ending loans in repayment and accrued interest to be capitalized on loans in repayment, delinquency percentages, and forbearance percentages.
We consider a Private Education Loan to be delinquent if the borrower has not made a required payment prior to the 31st day after such payment was contractually due.
Adoption of ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”
On March 31, 2022, the FASB issued ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU No. 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The enhanced disclosures are required to be provided for modifications made starting in the period of adoption. Information about modifications in periods before adoption is not required to be provided.
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted the amendments in CECL, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Early adoption of the amendments in ASU No. 2022-02 is permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We have elected to early adopt all aspects of ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Note 7, "Allowance for Credit Losses," in this Form 10-K.
2022 Form 10-K — SLM CORPORATION F-20

2.	Significant Accounting Policies (Continued)
Troubled Debt Restructurings - 2021 and 2020
In the years ended December 31, 2021 and 2020, in estimating the expected defaults for our Private Education Loans that were considered TDRs, we followed the same discounted cash flow process described above but used the historical loss rates related to past TDR loans. The appropriate gross loss rates were determined for each individual loan by evaluating loan maturity, risk characteristics, and macroeconomic conditions.
The allowance for our TDR portfolio was included in our overall allowance for Private Education Loans. Our TDR portfolio was comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
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
We classified a loan as a TDR due to forbearance using a two-step process. The first step was to identify a loan that was in full principal and interest repayment status and received more than three months of forbearance in a 24-month period; however, during the first nine months after a loan had entered full principal and interest repayment status, we did not count up to the first six months of forbearance received during that period against the three-month policy limit. The second step was to evaluate the creditworthiness of the loan by examining its most recent refreshed FICO score. Loans that met the criteria in the first test and had a FICO score above a certain threshold (based on the most recent quarterly FICO score refresh) were not classified as TDRs. Loans that met the criteria in the first test and had a FICO score under the threshold (based on the most recent quarterly FICO score refresh) were classified as TDRs.
A loan also became a TDR when it was modified to reduce the interest rate on the loan (regardless of when such modification occurred and/or whether such interest rate reduction was temporary). Once a loan qualified for TDR status, it remained a TDR for allowance purposes for the remainder of its life. About half our loans that were considered TDRs involved a temporary forbearance of payments and did not change the contractual interest rate of the loan.
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
F-21 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
Allowance for Credit Card Loans - 2021 and 2020
At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale as we plan to sell our Credit Card portfolio. At that time, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred to held for sale. For the years ended December 31, 2021 and 2020, we used the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio was new and we did not have sufficient historical loss experience, we used estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we used a model that utilizes purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then considered any qualitative factors that may change our future expectations of losses.
As all of our Credit Card loans are unconditionally cancelable by us, the issuer, we did not record any estimate of credit losses for unused portions of our Credit Card commitments.
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
Business Combination
On March 4, 2022, we completed the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation. The addition of Nitro will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. The acquisition of the Nitro assets, including its employees and intellectual property, has expanded our digital marketing capabilities, reduced the cost to acquire customer accounts, and accelerated our progress to become a broader education solutions provider for students before, during, and immediately after college.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with the FASB’s Accounting Standard Codification 805, “Business Combinations,” whereby as of the acquisition date, the acquired tangible assets and liabilities were recorded at their estimated fair values. The identifiable intangible assets were recorded at fair values as determined by an independent appraiser. The final purchase price allocation for Nitro resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $51 million.
The results of operations of Nitro have been included in our consolidated financial statements since the acquisition date. We have not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2022, as the pro forma impact was deemed immaterial. Transaction costs associated with the Nitro acquisition were approximately $3 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income.
Identifiable intangible assets at the acquisition date included definite life intangible assets with an aggregate fair value of approximately $75 million, including tradename and trademarks, customer relationships, and developed technology.
See “— Goodwill and Acquired Intangible Assets,” and Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
2022 Form 10-K — SLM CORPORATION F-22

2.	Significant Accounting Policies (Continued)
Goodwill and Acquired Intangible Assets
Acquisitions are accounted for under the acquisition method of accounting, which results in the Company allocating the purchase price to the fair value of the acquired assets, liabilities, and non-controlling interests, if any, with the remaining purchase price allocated to goodwill.
Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. We complete a goodwill impairment analysis, which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. In conjunction with a qualitative impairment analysis, we assess relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If, based on first assessing impairment utilizing a qualitative approach, we determine it is “more-likely-than not” that the fair value of the reporting unit is less than its carrying amount, we will also complete a quantitative impairment analysis. In conjunction with a quantitative impairment analysis, we compare the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is impaired in an amount equal to the amount by which the carrying value exceeds the fair value of the reporting unit, but not to exceed the goodwill amount attributed to the reporting unit.
Acquired intangible assets include trade names and trademarks, customer relationships, and developed technology. Our acquired intangible assets have finite lives and are amortized over their estimated useful lives in proportion to their estimated economic benefit. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
See Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
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
F-23 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
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
For loans not currently in full principal and interest repayment status or interest-only repayment status, we recognize the allowance for the portion of uncollectible interest representing amounts to be capitalized after separation from school
2022 Form 10-K — SLM CORPORATION F-24

2.	Significant Accounting Policies (Continued)
and the expiration of the grace period to the provisions for credit losses and classify this allowance as part of our allowance for credit losses.
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income. As we maintain an allowance for uncollectible interest on loans making full interest payments and an allowance for credit losses for the interest on loans where all, or a portion of the interest, will be capitalized in the future, we do not place loans in nonaccrual status prior to charge-off. However, if it is determined that an individual loan or pool of loans is high risk, they may be placed on nonaccrual status, which entails stopping the accrual of interest on those loans until such time that the borrower(s) have made a sufficient number of payments (typically six months) to return to accrual status. At December 31, 2022 and 2021, we had no loans in nonaccrual status.
We recognize certain fee income (primarily late fees) on all loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
Interest Expense
Interest expense is based upon contractual interest rates and other fees, adjusted for the amortization of issuance costs, premiums, and discounts. We incur interest expense on interest-bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, brokered and retail MMDAs, as well as unsecured and secured financings. Our Private Education Loan multi-lender secured borrowing facility also incurs an unused facility fee on the amount of unfunded commitments. Interest expense is recognized when amounts are contractually due and is adjusted for net payments/receipts related to qualifying interest rate swap agreements designated as hedges of interest-bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed qualifying hedge transactions. Amortization of debt issuance costs, premiums, discounts, and terminated hedge-basis adjustments are recognized using the effective interest rate method. Refer to Note 11, “Deposits,” and Note 12, “Borrowings” for further details of our interest-bearing liabilities.
Gains on Sale of Loans, Net
We may participate and sell loans to third parties and affiliates. These sales may occur through whole loan sales or securitization transactions that qualify for sales treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment and were transferred to held-for-sale immediately prior to sale or securitization.
Other Income
Included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, income for servicing private student loans for third-parties, and changes to our tax indemnification receivable from Navient. Other income also includes fees related to our Credit Card program. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale as we plan to sell our Credit Card portfolio.
Securitization Accounting
Our securitization transactions use a two-step structure with a special purpose entity VIE that legally isolates the transferred assets from us in the event of bankruptcy or receivership. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, the transaction does not meet the criteria for sale treatment and is accounted for as an on-balance sheet secured borrowing. If a securitization qualifies as a sale, we assess whether Sallie Mae is the primary beneficiary of the securitization trust and thus required to consolidate the trust. We are considered the primary beneficiary if we have both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As there is not a bright-line test for determining significance, the assessment of who has the power to significantly direct the activities of the VIE, and who has the obligation to absorb losses or receive benefits material to the VIE, can be qualitative and judgmental in nature. If we are determined to be the primary beneficiary, then no gain or loss is recognized on the transaction.
Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:
•Owning the equity certificates of certain trusts;
F-25 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
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
In 2022 and 2021, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (i) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (ii) the power to direct the activities of the VIE in our role as servicer.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust.
In 2022 and 2021, we also closed several loan sales and securitization transactions that were not consolidated on our balance sheet due to the transaction having met the criteria for sales treatment, for which Sallie Mae is not the primary beneficiary. In these transactions, we remove loans from our consolidated balance sheet and recognize any assets retained and liabilities assumed at fair value, and record a gain or loss on the transferred loans. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We provide additional information regarding these types of activities in Note 12, “Borrowings — Unconsolidated VIEs.”
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 13, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2022, $2.6 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $2.8 billion at December 31, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2022 was $(58) million and $(7) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
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
2022 Form 10-K — SLM CORPORATION F-26

2.	Significant Accounting Policies (Continued)
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
F-27 SLM CORPORATION — 2022 Form 10-K

2.	Significant Accounting Policies (Continued)
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
As of the date of the Spin-Off on April 30, 2014, we recorded liabilities related to deferred taxes and uncertain tax positions and an indemnification receivable of $291 million. As of December 31, 2022, with respect to those amounts recorded at the Spin-Off, the remaining liability balance is $3 million (related to uncertain tax positions) and the remaining indemnification receivable balance is $3 million (related to uncertain tax positions).

3. Cash and Cash Equivalents
As of December 31, 2022, cash and cash equivalents include cash due from the FRB of $4.6 billion and cash due from depository institutions of $63 million. As of December 31, 2021, cash and cash equivalents include cash due from the FRB of $4.3 billion and cash due from depository institutions of $75 million. As of December 31, 2022 and 2021, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We did not participate in these auctions in 2022 or 2021, resulting in no interest reported. As of December 31, 2022 and 2021, no funds were on deposit with the FRB under this program.

2022 Form 10-K — SLM CORPORATION F-28

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
In the third quarter of 2022, we invested $5 million in a debt security classified as a trading investment and recorded the initial investment at cost. The investment will subsequently be measured at fair value with changes in market value recorded through earnings.
At December 31, 2022 and 2021, we had $56 million and $37 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of December 31, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$389,067	$—	$2	$(68,705)	$320,364
Utah Housing Corporation bonds	3,584	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	1,804,726	—	—	(115,416)	1,689,310
Other securities	356,955	—	33	(27,800)	329,188
Total	$2,554,332	$—	$35	$(212,278)	$2,342,089

As of December 31, 2021 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$376,313	$—	$1,857	$(7,073)	$371,097
Utah Housing Corporation bonds	6,943	—	18	—	6,961
U.S. government-sponsored enterprises and Treasuries	1,958,943	—	603	(11,893)	1,947,653
Other securities	193,369	—	439	(1,563)	192,245
Total	$2,535,568	$—	$2,917	$(20,529)	$2,517,956

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.
F-29 SLM CORPORATION — 2022 Form 10-K

4.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, (dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
2022:
Mortgage-backed securities	$(13,956)	$99,598	$(54,749)	$220,576	$(68,705)	$320,174
Utah Housing Corporation bonds	(357)	3,227	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	(28,128)	689,300	(87,288)	1,000,010	(115,416)	1,689,310
Other securities	(15,852)	232,546	(11,948)	92,883	(27,800)	325,429
Total	$(58,293)	$1,024,671	$(153,985)	$1,313,469	$(212,278)	$2,338,140

2021:
Mortgage-backed securities	$(5,534)	$261,404	$(1,540)	$36,587	$(7,074)	$297,991
Utah Housing Corporation bonds	—	—	—	—	—	—
U.S. government-sponsored enterprises and Treasuries	(11,892)	1,199,367	—	—	(11,892)	1,199,367
Other securities	(1,563)	132,884	—	—	(1,563)	132,884
Total	$(18,989)	$1,593,655	$(1,540)	$36,587	$(20,529)	$1,630,242

As of December 31, 2022 and 2021, 191 of 194 and 60 of 180, respectively, of our available-for-sale securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Banks, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2021 to December 31, 2022 was driven by the current interest rate environment and is not credit-related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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

2022 Form 10-K — SLM CORPORATION F-30

4.	Investments (Continued)
As of December 31, 2022, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of December 31, 2022 Year of Maturity (Dollars in thousands)	Amortized Cost	Estimated Fair Value
2023	$162,526	$159,078
2024	697,970	663,206
2025	297,822	283,197
2026	548,199	489,551
2027	98,210	94,277
2038	71	73
2039	740	731
2042	2,699	2,331
2043	4,573	4,096
2044	5,464	5,012
2045	5,520	4,912
2046	8,110	7,151
2047	8,470	7,502
2048	2,149	2,070
2049	16,482	14,645
2050	117,659	94,680
2051	163,803	130,870
2052	56,910	49,518
2053	111,518	100,258
2054	88,335	79,101
2055	102,497	96,290
2058	54,605	53,540
Total	$2,554,332	$2,342,089

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $547 million and $888 million par value of securities pledged to this borrowing facility at December 31, 2022 and 2021, respectively, as discussed further in Note 12, “Borrowings.”
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the second quarter of 2021, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent equity raise to adjust the valuation of our previous investments, and, as a result, recorded a gain of $35 million on our earlier equity securities investments. This gain was recorded in “gains (losses) on securities, net” in the consolidated statements of income in 2021. In the fourth quarter of 2022, we determined that our investment in these non-marketable equity securities was impaired. As such, we wrote down the value based upon an estimate of the value of these securities and recorded a loss of $60 million in “gains (losses) on securities, net” in the consolidated
F-31 SLM CORPORATION — 2022 Form 10-K

4.	Investments (Continued)
statements of income in 2022. At December 31, 2022 and December 31, 2021, our total investment in the non-marketable securities of this issuer was $8 million and $69 million, respectively.

Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low income housing. We recognized $9 million, $7 million, and $6 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2022, 2021, and 2020, respectively. The amount of amortization of such investments reported in income tax expense was $7 million, $6 million, and $5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Total carrying value of the LIHTC investments was $80 million at December 31, 2022 and $68 million at December 31, 2021. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $46 million at December 31, 2022 and $30 million at December 31, 2021.

5. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, and Credit Cards. We use “Personal Loans” to mean those unsecured loans to individuals that may be used for non-educational purposes. We sold our entire Personal Loan portfolio in the third quarter of 2020. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale because we plan to sell our Credit Card portfolio. For additional information, see Note 6, “Loans Held for Sale.”
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of December 31, 2022 and 2021, 45 percent and 52 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In 2020, we recognized $238 million in gains from the sale of approximately $3.1 billion of our Private Education Loans, including $2.9 billion of principal and $199 million in capitalized interest, to unaffiliated third parties. In 2021, we recognized $548 million in gains from the sale of approximately $4.24 billion of our Private Education Loans, including $3.98 billion of principal and $264 million in capitalized interest, to unaffiliated third parties. In 2022, we recognized $328 million in gains from the sale of approximately $3.34 billion of our Private Education Loans, including $3.13 billion of principal and $217 million in capitalized interest, to unaffiliated third parties. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Note 12, “Borrowings - Unconsolidated VIEs.”

2022 Form 10-K — SLM CORPORATION F-32

5.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

As of December 31, (dollars in thousands)	2022	2021
Private Education Loans:
Fixed-rate	$11,108,079	$9,920,547
Variable-rate	9,195,609	10,796,316
Total Private Education Loans, gross	20,303,688	20,716,863
Deferred origination costs and unamortized premium/ (discount)	69,656	67,488
Allowance for credit losses	(1,353,631)	(1,158,977)
Total Private Education Loans, net	19,019,713	19,625,374

FFELP Loans	609,050	695,216
Deferred origination costs and unamortized premium/ (discount)	1,549	1,815
Allowance for credit losses	(3,444)	(4,077)
Total FFELP Loans, net	607,155	692,954

Credit Cards (fixed-rate)	—	25,014
Deferred origination costs and unamortized premium/ (discount)	—	222
Allowance for credit losses	—	(2,281)
Total Credit Cards, net	—	22,955
Loans held for investment, net	$19,626,868	$20,341,283

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years and 4.7 years at December 31, 2022 and 2021, respectively.

The average balance and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	2022		2021		2020
Years ended December 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,576,737	9.14%	$20,968,061	8.25%	$22,426,216	8.42%
FFELP Loans	662,194	4.62	718,186	3.43	757,953	3.76
Personal Loans	—	—	—	—	582,552	12.43
Credit Cards	—	—	14,982	4.67	9,390	(6.04)
Total portfolio	$21,238,931		$21,701,229		$23,776,111

F-33 SLM CORPORATION — 2022 Form 10-K

5.	Loans Held for Investment (Continued)

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
Historically, we have utilized disaster forbearance to assist borrowers affected by material events, typically federally-declared disasters, including hurricanes, wildfires, floods, and the COVID-19 pandemic. We typically grant disaster forbearance to affected borrowers in increments of up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below.
During COVID-19, our customers experienced higher levels of financial hardship, which initially led to higher levels of forbearance. We expect for some customers financial hardship may lead to higher levels of delinquencies and defaults in the future, as borrowers who had received disaster forbearance from us re-enter repayment status. Beginning in June 2021, we stopped granting disaster forbearance in response to the COVID-19 pandemic. As borrowers in the various delinquency buckets exited disaster forbearance and began to enter repayment, we experienced elevated levels of losses on this segment of our customers.
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
2022 Form 10-K — SLM CORPORATION F-34

5.	Loans Held for Investment (Continued)
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
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, we expect that the credit administration practices described above, including the changes we implemented in 2021, will accelerate periodic defaults and will increase periodic defaults in our Private Education Loan held for investment portfolio. For 2021, we increased our allowance for credit losses as a result of the new credit administration practices. In the fourth quarter of 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflects our estimate that the elevated default rates experienced in the latter half of 2022 will continue into 2023 and then decline over time. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., Graduated Repayment Period program (“GRP”) and rate modifications), the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies, and implementation of potential new risk mitigation and collection strategies.
The full impact of these changes to our collections practices described above will only be realized over the long term. When we calculated the allowance for credit losses under CECL at December 31, 2022, our loan loss reserves were significantly affected because we expect the life of loan defaults on our overall Private Education Loan portfolio to increase, in part as a result of the changes to our credit administration practices described above. We expect to learn more about how our borrowers are reacting to these changes to our credit administration practices and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2022 and 2021, we had $135 million and $80 million, respectively, of Private Education Loans held for investment and $68 million and $34 million, respectively, of FFELP Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2022 and 2021, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP Loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2022 and 2021, we had $2.7 billion and $2.9 billion, respectively, of
F-35 SLM CORPORATION — 2022 Form 10-K

5.	Loans Held for Investment (Continued)
Private Education Loans pledged to this borrowing facility, as discussed further in Note 12, “Borrowings.” We did not have any FFELP Loans pledged at December 31, 2022 or 2021.
Loans Held for Investment by Region
At December 31, 2022 and 2021, 43.1 percent and 38.4 percent, respectively, of total education loans were concentrated in the following states:

As of December 31,	2022	2021
California	9.8%	9.6%
New York	9.1	9.4
Pennsylvania	7.4	7.8
Texas	6.0	5.6
New Jersey	5.8	6.0
Florida	5.0	—
	43.1%	38.4%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment. (In 2021, the concentration of education loans in Florida was less than 5 percent.)

6. Loans Held for Sale
We had $29 million in loans held for sale at December 31, 2022 and no loans held for sale at December 31, 2021. The balance at December 31, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred from held for investment to held for sale. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million.

7. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses, — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses, — Allowance for Credit Card Loans - 2021 and 2020,” for a more detailed discussion.

2022 Form 10-K — SLM CORPORATION F-36

7.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Year Ended December 31, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	344,310	—	344,310
Provisions:
Provision for current period	(20)	410,254	3,301	413,535
Loan sale reduction to provision	—	(174,231)	—	(174,231)
Loans transferred to held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	(20)	236,023	929	236,932
Net charge-offs:
Charge-offs	(613)	(427,416)	(3,215)	(431,244)
Recoveries	—	41,737	5	41,742
Net charge-offs	(613)	(385,679)	(3,210)	(389,502)
Ending Balance	$3,444	$1,353,631	$—	$1,357,075
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,444	$1,353,631	$—	$1,357,075
Loans(3):
Ending balance: collectively evaluated for impairment	$609,050	$20,303,688	$—	$20,912,738
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$936,837	$—	$936,837
Net charge-offs as a percentage of average loans in repayment(4)	0.12%	2.55%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	0.57%	6.37%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)	0.76%	8.76%	—%
Allowance coverage of net charge-offs	5.62	3.51	—
Ending total loans, gross	$609,050	$20,303,688	$—
Average loans in repayment(4)	$517,139	$15,103,123	$—
Ending loans in repayment(4)	$453,915	$15,129,550	$—
Accrued interest to be capitalized on loans in repayment(5)	$—	$324,384	$—
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, 2022 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$236,023
Provisions for unfunded loan commitments	396,521
Total Private Education Loan provisions for credit losses	632,544

Other impacts to the provisions for credit losses:
FFELP Loans	(20)
Credit Cards	929
Total	909
Provisions for credit losses reported in consolidated statements of income	$633,453
(3) For the year ended December 31, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.
(5) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).
F-37 SLM CORPORATION — 2022 Form 10-K

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	301,655	—	301,655
Provisions:
Provision for current period	20	(233,852)	1,124	(232,708)
Loan sale reduction to provision	—	(66,460)	—	(66,460)
Loans transferred to held-for-sale	—	1,887	—	1,887
Total provisions(2)	20	(298,425)	1,124	(297,281)
Net charge-offs:
Charge-offs	(321)	(229,591)	(356)	(230,268)
Recoveries	—	29,494	12	29,506
Net charge-offs	(321)	(200,097)	(344)	(200,762)
Ending Balance	$4,077	$1,158,977	$2,281	$1,165,335
Allowance:
Ending balance: individually evaluated for impairment	$—	$47,712	$—	$47,712
Ending balance: collectively evaluated for impairment	$4,077	$1,111,265	$2,281	$1,117,623
Loans:
Ending balance: individually evaluated for impairment	$—	$1,057,665	$—	$1,057,665
Ending balance: collectively evaluated for impairment	$695,216	$19,659,198	$25,014	$20,379,428
Accrued interest to be capitalized:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$947,391	$—	$947,391
Net charge-offs as a percentage of average loans in repayment(3)	0.06%	1.33%	2.24%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	0.59%	5.35%	9.12%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(3)	0.74%	7.32%	9.12%
Allowance coverage of net charge-offs	12.70	5.79	6.63
Ending total loans, gross	$695,216	$20,716,863	$25,014
Average loans in repayment(3)	$545,689	$15,019,869	$15,343
Ending loans in repayment(3)	$553,980	$15,511,212	$25,014
Accrued interest to be capitalized on loans in repayment(4)	$—	$312,537	$—
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
(4) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include interest on those loans while they are in forbearance).
2022 Form 10-K — SLM CORPORATION F-38

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2020 (dollars in thousands)	FFELP Loans	Private Education Loans	Personal Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$1,633	$374,300	$65,877	$102	$441,912
Day 1 adjustment for the adoption of CECL	2,852	1,060,830	79,183	188	1,143,053
Balance at January 1, 2020	4,485	1,435,130	145,060	290	1,584,965
Transfer from unfunded commitment liability(1)	—	320,808	—	—	320,808
Provisions:
Provision for current period	412	148,673	40,485	1,328	190,898
Loan sale reduction to provision	—	(161,793)	(42,916)	—	(204,709)
Loans transferred to held-for-sale	—	(205,669)	—	—	(205,669)
Total provisions(2)	412	(218,789)	(2,431)	1,328	(219,480)
Net charge-offs:
Charge-offs	(519)	(205,326)	(39,079)	(119)	(245,043)
Recoveries	—	24,021	4,984	2	29,007
Net charge-offs	(519)	(181,305)	(34,095)	(117)	(216,036)
Loan sales	—	—	(108,534)	—	(108,534)
Ending Balance	$4,378	$1,355,844	$—	$1,501	$1,361,723
Allowance:
Ending balance: individually evaluated for impairment	$—	$104,265	$—	$—	$104,265
Ending balance: collectively evaluated for impairment	$4,378	$1,251,579	$—	$1,501	$1,257,458
Loans:
Ending balance: individually evaluated for impairment	$—	$1,274,590	$—	$—	$1,274,590
Ending balance: collectively evaluated for impairment	$737,593	$18,454,747	$—	$12,238	$19,204,578
Accrued interest to be capitalized:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$973,201	$—	$—	$973,201
Net charge-offs as a percentage of average loans in repayment(3)	0.09%	1.17%	—%	1.26%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	0.59%	6.55%	—%	12.27%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(3)	0.76%	9.28%	—%	12.27%
Allowance coverage of net charge-offs	8.44	7.48	—	12.83
Ending total loans, gross	$737,593	$19,729,337	$—	$12,238
Average loans in repayment(3)	$549,584	$15,518,851	$—	$9,286
Ending loans in repayment(3)	$573,361	$14,304,821	$—	$12,238
Accrued interest to be capitalized on loans in repayment(4)	$—	$308,655	$—	$—
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
(4) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest payment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
F-39 SLM CORPORATION — 2022 Form 10-K

7.	Allowance for Credit Losses (Continued)

Private Education Loans Allowance for Credit Losses - Forecast Assumptions
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, home price index, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we used forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At January 1, 2020 (the initial adoption date of CECL), December 31, 2020, December 31, 2021, and December 31, 2022, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provision for credit losses for the year ended December 31, 2022 was $633 million, compared with a negative provision of $33 million in the year-ago period. During 2022, the provision for credit losses was primarily affected by new loan commitments made during the period, slower prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.34 billion in Private Education Loans sold in 2022, and the adoption of a new loss model that included a reduction in the long-term estimate of losses after the reasonable and supportable period. Management overlays increased in 2022 due to several factors, including additional provisions arising from our expectation of higher future losses related to the previously announced credit administration practices changes we implemented in 2021, “gap year” loans, a shortage and lack of tenured collections staff, and other operational challenges we experienced in 2022. We expect the lack of tenured collections staff and operational challenges to persist into 2023 and, to a lesser extent, 2024. “Gap year” loans refer to loans to borrowers who took a “gap year” during the COVID-19 pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher provision expense recorded in 2022 to cover the higher-than-expected losses. In the year-ago period, the provision for credit losses was favorably affected by improved economic forecasts in 2021 and faster prepayments speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayment speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
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
2022 Form 10-K — SLM CORPORATION F-40

7.	Allowance for Credit Losses (Continued)
For additional information, see Note 2, “Significant Accounting Policies —Allowance for Credit Losses.”
Under our current forbearance practices, temporary forbearance of payments is generally granted in one-to-two month increments, for up to 12 months over the life of the loan, with 12 months of positive payment performance by a borrower required between grants (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan). See Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans.” In the first quarter of 2022, we adopted ASU No. 2022-02 (see Note 2, “Significant Accounting Policies”). Under this new amendment, if the debt has been previously restructured, an entity must consider the cumulative effect of past restructurings made within the 12-month period before the current restructuring when determining whether a delay in payment resulting from the current restructuring is insignificant. Due to our current forbearance practices, including the limitations on forbearances offered to borrowers, we do not believe the granting of forbearances will exceed the significance threshold and, therefore, we do not consider the forbearances as loan modifications.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$30,569	0.14%	$295,547	1.37%
Total	$30,569	0.14%	$295,547	1.37%

The following table describes the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Year Ended December 31, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 11.12% to 4.00%	Private Education Loans	Added a weighted average 10.40 years to the life of loans Reduced average contractual rate from 10.57% to 4.00%

Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Note 2,
F-41 SLM CORPORATION — 2022 Form 10-K

7.	Allowance for Credit Losses (Continued)
“Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, and — Allowance for FFELP Loan Losses” in this Form 10-K for a more detailed discussion.
The following table provides the amount of financing receivables whose borrowers were experiencing financial difficulty and had a payment default and were modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period. We define payment default as 60 days past due for purposes of this disclosure.

Year Ended December 31, 2022 (dollars in thousands)	Modified Loans(1)(2)	Payment Default
Loan Type:
Private Education Loans	$22,925	$22,621
Total	$22,925	$22,621
(1) Represents amortized cost basis of loans that have been modified.
(2) For the year ended December 31, 2022, the modified loans include $20.6 million of interest rate reduction and term extension loan modifications and $2.3 million of interest rate reduction only loan modifications.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified during the period from January 1, 2022 (the effective date of our adoption of ASU No. 2022-02) through the end of the reporting period.

	Payment Status (Amortized Cost Basis)
At December 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
Total	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
(1) Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation). Deferment also includes loans that have entered a forbearance after the loan modification was granted.
(2) Loans in repayment include loans on which borrowers are making full principal and interest payments after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(3) The period of delinquency is based on the number of days scheduled payments are contractually past due.

2022 Form 10-K — SLM CORPORATION F-42

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

As of December 31, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,656,111	$3,941,921	$2,208,033	$1,853,619	$1,402,828	$4,626,491	$17,689,003	87%
Without cosigner	620,422	605,238	376,589	319,041	213,014	480,381	2,614,685	13
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO at Origination(2):
Less than 670	$326,991	$307,646	$158,606	$177,098	$143,674	$439,587	$1,553,602	8%
670-699	593,216	611,649	356,541	339,685	259,142	878,426	3,038,659	15
700-749	1,336,765	1,440,510	834,819	719,777	537,680	1,722,068	6,591,619	32
Greater than or equal to 750	2,019,561	2,187,354	1,234,656	936,100	675,346	2,066,791	9,119,808	45
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO Refreshed(2)(3):
Less than 670	$443,868	$461,589	$242,310	$237,105	$204,894	$773,324	$2,363,090	12%
670-699	594,118	579,784	284,244	240,999	173,754	564,344	2,437,243	12
700-749	1,322,558	1,378,910	748,368	628,060	449,701	1,388,090	5,915,687	29
Greater than or equal to 750	1,915,989	2,126,876	1,309,700	1,066,496	787,493	2,381,114	9,587,668	47
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

Seasoning(4):
1-12 payments	$2,448,884	$636,073	$384,334	$330,316	$235,878	$424,636	$4,460,121	22%
13-24 payments	—	2,477,764	255,510	195,753	166,045	455,782	3,550,854	18
25-36 payments	—	—	1,366,398	257,534	126,223	489,157	2,239,312	11
37-48 payments	—	—	127	1,008,418	224,805	451,102	1,684,452	8
More than 48 payments	—	—	—	—	643,611	2,830,285	3,473,896	17
Not yet in repayment	1,827,649	1,433,322	578,253	380,639	219,280	455,910	4,895,053	24
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

2022 Current period(5) gross charge-offs	$(2,224)	$(25,698)	$(48,271)	$(62,071)	$(57,505)	$(231,647)	$(427,416)
2022 Current period(5) recoveries	124	1,841	4,170	5,556	5,407	24,639	41,737
2022 Current period(5) net charge-offs	$(2,100)	$(23,857)	$(44,101)	$(56,515)	$(52,098)	$(207,008)	$(385,679)

Total accrued interest by origination vintage	$142,915	$315,308	$207,858	$184,832	$116,211	$210,438	$1,177,562
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2022.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2022 through December 31, 2022.

F-43 SLM CORPORATION — 2022 Form 10-K

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

2022 Form 10-K — SLM CORPORATION F-44

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2022 (dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Total

Loans in-school/grace/deferment(1)	$1,827,649	$1,433,322	$578,253	$380,639	$219,280	$455,910	$4,895,053
Loans in forbearance(2)	16,046	64,360	38,613	37,802	30,583	91,681	279,085
Loans in repayment:
Loans current	2,411,441	2,991,839	1,907,574	1,683,986	1,301,809	4,262,698	14,559,347
Loans delinquent 30-59 days(3)	14,164	30,740	30,877	35,213	31,366	144,948	287,308
Loans delinquent 60-89 days(3)	5,523	15,056	14,433	18,201	16,697	77,595	147,505
Loans 90 days or greater past due(3)	1,710	11,842	14,872	16,819	16,107	74,040	135,390
Total Private Education Loans in repayment	2,432,838	3,049,477	1,967,756	1,754,219	1,365,979	4,559,281	15,129,550
Total Private Education Loans, gross	4,276,533	4,547,159	2,584,622	2,172,660	1,615,842	5,106,872	20,303,688
Private Education Loans deferred origination costs and unamortized premium/(discount)	26,714	15,933	9,062	5,496	3,575	8,876	69,656
Total Private Education Loans	4,303,247	4,563,092	2,593,684	2,178,156	1,619,417	5,115,748	20,373,344
Private Education Loans allowance for losses	(304,943)	(323,506)	(181,915)	(141,424)	(101,023)	(300,820)	(1,353,631)
Private Education Loans, net	$3,998,304	$4,239,586	$2,411,769	$2,036,732	$1,518,394	$4,814,928	$19,019,713

Percentage of Private Education Loans in repayment	56.9%	67.1%	76.1%	80.7%	84.5%	89.3%	74.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.9%	1.9%	3.1%	4.0%	4.7%	6.5%	3.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.7%	2.1%	1.9%	2.1%	2.2%	2.0%	1.8%

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
F-45 SLM CORPORATION — 2022 Form 10-K

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
2022 Form 10-K — SLM CORPORATION F-46

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

F-47 SLM CORPORATION — 2022 Form 10-K

7.	Allowance for Credit Losses (Continued)

Accrued Interest Receivable
The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans 90 days or greater past due as compared to our allowance for uncollectible interest on loans making full interest payments. The majority of the total accrued interest receivable represents accrued interest on deferred loans where no payments are due while the borrower is in school and fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accruing on the loan in that month. The accrued interest on these loans will be capitalized to the balance of the loans when the borrower exits the grace period after separation from school, and the current expected credit losses on accrued interest that will be capitalized is included in our allowance for credit losses. The allowance for uncollectible interest shown below represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period. The allowance for this portion of interest is included in our allowance for credit losses.

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

December 31, 2022	$1,177,562	$6,609	$8,121
December 31, 2021	$1,187,123	$3,635	$4,937
(1) The allowance for uncollectible interest at December 31, 2022 and 2021 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at December 31, 2022 and 2021, relates to $240 million and $240 million, respectively, of accrued interest receivable that is not expected to be capitalized). The accrued interest receivable that is expected to be capitalized ($937 million and $947 million at December 31, 2022 and 2021, respectively) is reserved in the allowance for credit losses.
2022 Form 10-K — SLM CORPORATION F-48

8. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses, — Off-Balance Sheet Exposure for Contractual Loan Commitments” for additional information.
At December 31, 2022, we had $2.0 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2022/2023 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

Years ended December 31, (dollars in thousands)	2022		2021		2020
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$72,713	$1,776,976	$110,044	$1,673,018	$2,481	$1,910,603
Day 1 adjustment for the adoption of CECL	—	—	—	—	115,758	—
Balance at January 1	72,713	1,776,976	110,044	1,673,018	118,239	1,910,603
Provision/New commitments - net(1)	365,359	6,180,805	232,822	5,512,841	311,659	5,070,175
Other provision items	31,162	—	31,502	—	954	—
Transfer - funded loans(2)	(344,310)	(5,961,973)	(301,655)	(5,408,883)	(320,808)	(5,307,760)
Ending Balance	$124,924	$1,995,808	$72,713	$1,776,976	$110,044	$1,673,018
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
F-49 SLM CORPORATION — 2022 Form 10-K

9. Premises and Equipment, net

    The following is a summary of our premises and equipment.

As of December 31, (dollars in thousands)	2022	2021
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	122,243	122,300
Furniture, fixtures, and equipment	32,170	29,955
Software	97,140	88,710
Premises and equipment, gross	263,909	253,321
Accumulated depreciation	(123,181)	(102,805)
Premises and equipment, net	$140,728	$150,516

    Depreciation expense for premises and equipment was $17 million, $16 million, and $15 million for the years ended December 31, 2022, 2021, and 2020, respectively.

10. Goodwill and Acquired Intangible Assets
Goodwill
At December 31, 2022 we had $51 million in total goodwill.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. Acquired intangible assets include the following:

		December 31, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(5,706)	$62,764
Customer relationships	5	5,670	(1,723)	3,947
Developed technology	3	1,260	(350)	910
Total acquired intangible assets		$75,400	$(7,779)	$67,621
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $8 million in the year ended December 31, 2022. There was no amortization of acquired intangible assets recorded in the years ended December 31, 2021 and 2020, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $9 million, $8 million, $8 million, $7 million, and $7 million in 2023, 2024, 2025, 2026, and 2027, respectively.
2022 Form 10-K — SLM CORPORATION F-50

11. Deposits
The following table summarizes total deposits at December 31, 2022 and 2021.

As of December 31, (dollars in thousands)	2022	2021
Deposits - interest bearing	$21,446,647	$20,826,692
Deposits - non-interest bearing	1,424	1,432
Total deposits	$21,448,071	$20,828,124

Our total deposits of $21.4 billion were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits at December 31, 2022, compared with total deposits of $20.8 billion, which were comprised of $10.1 billion in brokered deposits and $10.7 billion in retail and other deposits, at December 31, 2021.
Interest bearing deposits as of December 31, 2022 and 2021 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and add deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion of our deposit total as of December 31, 2022, compared with $7.3 billion at December 31, 2021.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $13 million, $16 million, and $19 million in the years ended December 31, 2022, 2021, and 2020, respectively. Fees paid to third-party brokers related to brokered CDs were $13 million, $13 million, and $5 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Interest bearing deposits at December 31, 2022 and 2021 are summarized as follows:

	2022		2021
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,977,242	3.75%	$10,473,569	0.69%
Savings	982,586	3.15	959,122	0.43
Certificates of deposit	9,486,819	2.57	9,394,001	1.20
Deposits - interest bearing	$21,446,647		$20,826,692
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

F-51 SLM CORPORATION — 2022 Form 10-K

11.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

As of December 31, (dollars in thousands)	2022	2021
One year or less	$3,224,573	$4,407,370
After one year to two years	2,954,257	2,297,955
After two years to three years	1,904,919	1,299,461
After three years to four years	1,031,881	299,737
After four years to five years	324,375	1,042,065
After five years	46,814	47,413
Total	$9,486,819	$9,394,001

 As of December 31, 2022 and 2021, there were $615 million and $743 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $59 million and $35 million at December 31, 2022 and 2021, respectively.

2022 Form 10-K — SLM CORPORATION F-52

12. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2022 and 2021.

As of December 31, (dollars in thousands)	2022			2021
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,986	$988,986	$—	$986,138	$986,138
Total unsecured borrowings	—	988,986	988,986	—	986,138	986,138

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,462,363	3,462,363	—	3,897,996	3,897,996
Variable-rate	—	783,765	783,765	—	1,046,856	1,046,856
Total Private Education Loan term securitizations	—	4,246,128	4,246,128	—	4,944,852	4,944,852
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,246,128	4,246,128	—	4,944,852	4,944,852
Total	$—	$5,235,114	$5,235,114	$—	$5,930,990	$5,930,990

Short-term Borrowings
Unsecured Debt
On November 15, 2021, we redeemed our $200 million, 5.125 percent Senior Notes due April 5, 2022. The Senior Notes were redeemed at 101.39 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $3 million loss on the transaction. These Senior Notes redeemed in the fourth quarter of 2021 were classified as short-term borrowings in April of 2021, and are included in the average table below. At December 31, 2022, and December 31, 2021, there were no borrowings outstanding classified as short-term.
Secured Financings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both December 31, 2022 and December 31, 2021, there were no secured borrowings outstanding under the Secured Borrowing Facility.
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
F-53 SLM CORPORATION — 2022 Form 10-K

12.	Borrowings (Continued)

	December 31, 2022		Year Ended December 31, 2022
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term borrowings:
Floating-rate borrowings	$—	—%	$—	—%
Fixed-rate borrowings(1)	—	—	—	—
Total short-term borrowings	$—	—%	$—	—%
Maximum outstanding at any month end	$—

	December 31, 2021		Year Ended December 31, 2021
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate(1)
Short-term borrowings:
Floating-rate borrowings	$—	—%	$—	—%
Fixed-rate borrowings(1)	—	—	122,396	5.78
Total short-term borrowings	$—	—%	$122,396	5.78%
Maximum outstanding at any month end	$199,651

(1) Included in floating-rate borrowings is the Secured Borrowing Facility, which also incurs a non-use fee based upon the facility’s maximum borrowing limit of $2 billion, for both 2022 and 2021, which is applied to the unfunded balance. The facility non-use fee was 45 basis points and 46 basis points in 2022 and 2021, respectively.

Long-term Borrowings
Unsecured Debt
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2022, the outstanding balance was $496 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2022, the outstanding balance was $493 million.
Secured Financings
2022 Transactions
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. At December 31, 2022, $635 million of our Private Education Loans, including $597 million of principal and $38 million in capitalized interest, were encumbered because of this transaction.
2021 Transactions
On May 19, 2021, we executed our $531 million SMB Private Education Loan Trust 2021-B term ABS transaction, which was accounted for as a secured financing. We sold $531 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $529 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.26 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.77 percent. At December 31, 2022, $410 million of our Private Education Loans, including $389 million of principal and $21 million in capitalized interest, were encumbered because of this transaction.
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
2022 Form 10-K — SLM CORPORATION F-54

12.	Borrowings (Continued)

cost of 1-month LIBOR plus 0.69 percent. At December 31, 2022, $425 million of our Private Education Loans, including $403 million of principal and $22 million in capitalized interest, were encumbered because of this transaction.
On November 9, 2021, we executed our $534 million SMB Private Education Loan Trust 2021-E term ABS transaction, which was accounted for as a secured financing. We sold $534 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $532 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.15 years and priced at a weighted average LIBOR equivalent cost of 1-month LIBOR plus 0.69 percent. At December 31, 2022, $439 million of our Private Education Loans, including $416 million of principal and $23 million in capitalized interest, were encumbered because of this transaction.
Pre-2021 Transactions
Prior to 2021, we executed a total of $8.21 billion in ABS transactions that were accounted for as secured financings. At December 31, 2022, $3.75 billion of our Private Education Loans, including $3.63 billion of principal and $120 million in capitalized interest, were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2025 to 2053.

	December 31, 2022		Year Ended December 31, 2022	December 31, 2021		Year Ended December 31, 2021
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Long-term borrowings:
Floating-rate borrowings	$783,765	5.26%	$898,002	$1,046,857	1.05%	$1,073,042
Fixed-rate borrowings	4,451,349	2.93	4,571,690	4,884,133	2.65	4,094,640
Total long-term borrowings	$5,235,114	3.28%	$5,469,692	$5,930,990	2.37%	$5,167,682

F-55 SLM CORPORATION — 2022 Form 10-K

12.	Borrowings (Continued)

As of December 31, 2022, the maturities of our brokered deposits and borrowings are summarized below.

As of December 31, 2022 (dollars in thousands)	Brokered Deposits	Unsecured Debt	Secured Borrowings(1)	Total

2023	$2,031,404	$—	$725,981	$2,757,385
2024	2,397,229	—	682,781	3,080,010
2025	1,681,406	496,240	678,633	2,856,279
2026	1,029,385	492,746	609,998	2,132,129
2027	152,227	—	530,521	682,748
2028 and after	47,221	—	1,018,214	1,065,435
	7,338,872	988,986	4,246,128	12,573,986
Hedge accounting adjustments	(5,599)	—	—	(5,599)
Total	$7,333,273	$988,986	$4,246,128	$12,568,387
(1)We view our secured borrowings as long-term based on the contractual maturity dates ranging from 2031 to 2053. However, the actual maturity of our secured borrowings depends on the prepayment speeds of the underlying collateralized loans. To disclose how we expect this debt to pay down over time, the maturities for our secured borrowings are based on the projected bond principal paydowns using the current estimated loan prepayment speeds.

2022 Form 10-K — SLM CORPORATION F-56

12.	Borrowings (Continued)

Secured Financings
The following summarizes our secured financings issued in 2021 and 2022:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)

2021-B	May 2021	$531,000	1-month LIBOR plus 0.77%	4.26
2021-D	August 2021	527,000	1-month LIBOR plus 0.69%	4.22
2021-E	November 2021	534,000	1-month LIBOR plus 0.69%	4.15
Total notes issued in 2021		$1,592,000

Total loan and accrued interest amount securitized at inception in 2021(2)		$1,656,263

2022-C	August 2022	575,000	SOFR plus 1.76%	4.69
Total notes issued in 2022		$575,000

Total loan and accrued interest amount securitized at inception in 2022(3)		$674,387
(1) Represents LIBOR or SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At December 31, 2022, $1.27 billion of our Private Education Loans, including $1.21 billion of principal and $66 million in capitalized interest, were encumbered related to the 2021 transactions.
(3) At December 31, 2022, $635 million of our Private Education Loans, including $597 million of principal and $38 million in capitalized interest, were encumbered related to the 2022 transactions.
F-57 SLM CORPORATION — 2022 Form 10-K

12.	Borrowings (Continued)

Consolidated Funding Vehicles

    We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of December 31, 2022 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$286,093	$5,876,414
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$287,159	$5,877,480

As of December 31, 2021 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$357,982	$6,597,757
Secured Borrowing Facility	—	—	—	—	—	867	867
Total	$—	$4,994,852	$4,994,852	$6,029,034	$210,741	$358,849	$6,598,624
(1) Other assets primarily represent accrued interest receivable.

Unconsolidated VIEs
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns.
2022-A Transaction
On March 16, 2022, we closed an SMB Private Education Loan Trust 2022-A term ABS transaction (the “2022-A Transaction”), in which an unaffiliated third party sold to the trust approximately $973 million of Private Education Loans that the third-party seller previously purchased from us on November 17, 2021. In the 2022-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $95 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-A Transaction and we recorded a $10 million gain on sale associated with this transaction. In connection with the 2022-A Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2022-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

2022 Form 10-K — SLM CORPORATION F-58

12.	Borrowings (Continued)

2022-B Transaction
On May 27, 2022, we closed an SMB Private Education Loan Trust 2022-B term ABS transaction (the “2022-B Transaction”), in which an unaffiliated third party sold to the trust approximately $2.0 billion of Private Education Loans that the third-party seller previously purchased from us on April 27, 2022. In the 2022-B Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $107 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-B Transaction and we recorded an $11 million gain on sale associated with this transaction. In connection with the 2022-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2022-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
2022-D Transaction
On October 19, 2022, we closed an SMB Private Education Loan Trust 2022-D term ABS transaction (the “2022-D Transaction”), in which an unaffiliated third party sold to the trust approximately $1.0 billion of Private Education Loans that the third-party seller previously purchased from us on September 15, 2022. In the 2022-D Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $54 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2022-D Transaction and we recorded a $3 million gain on sale associated with this transaction. In connection with the 2022-D Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2022-D Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
2021-A Transaction
On February 9, 2021, we closed an SMB Private Education Loan Trust 2021-A term ABS transaction (the “2021-A Transaction”), in which an unaffiliated third party sold to the trust approximately $2.5 billion of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-A Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $130 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-A Transaction and we recorded an $18 million gain on sale associated with this transaction. In connection with the 2021-A Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
2021-C Transaction
On May 27, 2021, we closed an SMB Private Education Loan Trust 2021-C term ABS transaction (the “2021-C Transaction”), in which an unaffiliated third party sold to the trust approximately $505 million of Private Education Loans that the third-party seller previously purchased from us on January 8, 2021. In the 2021-C Transaction, we were the sponsor, servicer and administrator, and the seller of an additional $27 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2021-C Transaction and we recorded an $4 million gain on sale associated with this transaction. In connection with the 2021-C Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2021-C Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	2022			2021
As of December 31, (dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$329,188	$50,786	$379,974	$192,245	$37,465	$229,710
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.
F-59 SLM CORPORATION — 2022 Form 10-K

12.	Borrowings (Continued)

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2022. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2022 and 2021.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2022 and December 31, 2021, the value of our pledged collateral at the FRB totaled $2.2 billion and $3.3 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2022 and 2021.

13. Derivative Financial Instruments
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2022, $2.6 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $2.8 billion at December 31, 2022.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2022 was $(58) million and $(7) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At
2022 Form 10-K — SLM CORPORATION F-60

13.	Derivative Financial Instruments (Continued)
December 31, 2022 and 2021, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million and $9 million, respectively.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $44 million will be reclassified as a decrease to interest expense.
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
F-61 SLM CORPORATION — 2022 Form 10-K

13.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2022 and 2021, and their impact on earnings and other comprehensive income for the years ended December 31, 2022, 2021, and 2020.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
As of December 31, (dollars in thousands)		2022	2021	2022	2021	2022	2021	2022	2021
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$972	$—	$—	$—	$—	$5	$972	$5
Other	Other	—	—	—	—	—	1,317	—	1,317
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(231)	(567)	(21)	—	—	(567)	(252)
Total net derivatives		$972	$(231)	$(567)	$(21)	$—	$1,322	$405	$1,070

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

(2)The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

As of December 31, (dollars in thousands)	Other Assets		Other Liabilities
	2022	2021	2022	2021
Gross position(1)	$972	$1,322	$(567)	$(252)
Impact of master netting agreement	(567)	(5)	567	5
Derivative values with impact of master netting agreements (as carried on balance sheet)	405	1,317	—	(247)
Cash collateral pledged(2)	11,162	9,655	—	—
Net position	$11,567	$10,972	$—	$(247)
    __________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
As of December 31, (dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021

Interest rate swaps	$1,314,660	$1,438,144	$1,528,186	$3,915,999	$—	$181,953	$2,842,846	$5,536,096
Other	—	—	—	—	—	1,053,760	—	1,053,760
Net total notional	$1,314,660	$1,438,144	$1,528,186	$3,915,999	$—	$1,235,713	$2,842,846	$6,589,856

2022 Form 10-K — SLM CORPORATION F-62

13.	Derivative Financial Instruments (Continued)
As of December 31, 2022 and 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

As of December 31, (dollars in thousands) Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	2022	2021	2022	2021

Deposits	$(1,494,087)	$(3,963,268)	$31,259	$(50,784)

Impact of Derivatives on the Consolidated Statements of Income

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$16,308	$85,850	$71,668
Hedged items recorded in interest expense	82,043	103,450	(91,087)
Derivatives recorded in interest expense	(82,063)	(103,431)	91,419
Total	$16,288	$85,869	$72,000

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$3,658	$(20,852)	$(16,000)
Total	$3,658	$(20,852)	$(16,000)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$(248)	$(23,216)	$10,164
Total	(248)	(23,216)	10,164
Total	$19,698	$41,801	$66,164

F-63 SLM CORPORATION — 2022 Form 10-K

13.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

Years Ended December 31, (dollars in thousands)	2022	2021	2020
Amount of gain (loss) recognized in other comprehensive income (loss)	$97,389	$27,259	$(52,511)
Less: Amount of gain (loss) reclassified in interest expense	3,658	(20,852)	(16,000)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$93,731	$48,111	$(36,511)

Cash Collateral
As of December 31, 2022, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at December 31, 2022 and 2021, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $11 million and $10 million at December 31, 2022 and 2021, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

14. Stockholders’ Equity
Preferred Stock
At December 31, 2022, we had 2.5 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets is made to holders of our common stock.
In October 2020, we initiated a cash tender offer to purchase up to 2,000,000 shares of our Series B Preferred Stock. On November 30, 2020, we accepted for purchase 1,489,304 shares of the Series B Preferred Stock at a purchase price of $45 per share plus an amount equal to accrued and unpaid dividends, for an aggregate purchase price of approximately $68 million.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2022, 241 million shares were issued and outstanding and 38 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Common Stock Dividends
In the year ended December 31, 2022, we paid a total common stock dividend of $0.44 per common share. In the year ended December 31, 2021, we paid a total common stock dividend of $0.20 per common share. In the year ended December 31, 2020, we paid a total common stock dividend of $0.12 per common share. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
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
2022 Form 10-K — SLM CORPORATION F-64

14.	Stockholders’ Equity (Continued)
that we may need to make payments in respect of our stock or to satisfy our other responsibilities. The FDIC has the authority to prohibit or limit the payment of dividends by the Bank and SLM Corporation.
Share Repurchases
The January 23, 2019 share repurchase program (the “2019 Share Repurchase Program”), which was effective upon announcement and expired on January 22, 2021, permitted us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. We utilized all capacity under our 2019 Share Repurchase Program, having repurchased 17 million shares of common stock for $167 million in the year ended December 31, 2019 and 3 million shares of common stock for $33 million in the year ended December 31, 2020.
On January 22, 2020, we announced another share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expired on January 21, 2022, and permitted us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 45 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On January 26, 2021, we completed the ASR and upon final settlement on January 28, 2021, we received an additional 13 million shares. In total, we repurchased 58 million shares under the ASR at an average price per share of $9.01. Under the 2020 Share Repurchase Program, we also repurchased an additional 4 million shares of common stock for $75 million in the three months ended March 31, 2021. We have utilized all capacity under the 2020 Share Repurchase Program.
On January 27, 2021, we announced another share repurchase program (the “2021 Share Repurchase Program”), which was effective upon announcement and expired on January 26, 2023, and originally permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion.
On October 20, 2021, we announced a $250 million increase in the amount of common stock that may be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022. There was $581 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2022.
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
F-65 SLM CORPORATION — 2022 Form 10-K

14.	Stockholders’ Equity (Continued)
This cancellation decreased the balances of common stock by $6 million and of additional paid-in capital by $466 million, respectively.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the years ended December 31, 2022 and 2021, we repurchased 40 million and 57 million shares, respectively, of our common stock at a total cost of $708 million and $1.1 billion, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
The following table summarizes our common share repurchases and issuances associated with these programs.

Years Ended December 31, (shares and per share amounts in actuals)	2022	2021	2020
Common stock repurchased under repurchase programs(1)(2)(3)	40,253,548	98,748,905	47,736,847
Average purchase price per share(4)	$17.58	$17.37	$9.66
Shares repurchased related to employee stock-based compensation plans(5)	1,135,509	1,368,942	1,197,843
Average purchase price per share	$18.36	$14.70	$10.93
Common shares issued(6)	3,107,768	3,786,581	3,129,325

(1)      Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $581 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2022.
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

The closing price of our common stock on the NASDAQ Global Select Market on December 30, 2022 was $16.60.
2022 Form 10-K — SLM CORPORATION F-66

15. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

Years ended December 31, (amounts in thousands, except per share data)	2022	2021	2020
Numerator:
Net income	$469,014	$1,160,513	$880,690
Preferred stock dividends	9,029	4,736	9,734
Net income attributable to SLM Corporation common stock	$459,985	$1,155,777	$870,956
Denominator:
Weighted average shares used to compute basic EPS	258,439	314,993	383,705
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,064	4,919	3,490
Weighted average shares used to compute diluted EPS	261,503	319,912	387,195

Basic earnings per common share	$1.78	$3.67	$2.27

Diluted earnings per common share	$1.76	$3.61	$2.25

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)     For the years ended December 31, 2022, 2021, and 2020, securities covering approximately 1 million shares, 1 million shares, and no shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

F-67 SLM CORPORATION — 2022 Form 10-K

16. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2022, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors.
The SLM Corporation 2021 Omnibus Incentive Plan was approved by shareholders on June 8, 2021, and at December 31, 2022, 19 million shares were authorized to be issued from this plan.
We also maintain an Employee Stock Purchase Plan (the “ESPP”). The number of shares authorized under the plan at December 31, 2022 was 14 million shares.
Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 was $34 million, $31 million, and $36 million, respectively. As of December 31, 2022, there was $20 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units, performance stock units, and ESPP awards, which is expected to be recognized over a weighted average period of 1.5 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
Stock Options
There were no stock options granted in the year ended December 31, 2020.
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
There were 86,536 time-vested options granted in the year ended December 31, 2022. The options were granted to team members of an acquisition that took place in the first half of the year in 2022. The exercise price of the options is equal to 100 percent of the fair market value of a share of our common stock as of the grant date. The options will vest 100 percent on the third anniversary of the respective grant date and expire ten years after the respective grant date. The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option pricing model. The expected volatility of our common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant.
2022 Form 10-K — SLM CORPORATION F-68

16.	Stock-Based Compensation Plans and Arrangements (Continued)

 The following table summarizes stock option activity for the year ended December 31, 2022.

(Dollars in thousands, shares and per share amounts in actuals)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2021	998,891	$17.65
Granted	86,536	16.73
Exercised(2)	—	—
Canceled	(19,230)	16.73
Outstanding at December 31, 2022(3)	1,066,197	$17.59	1.2	$—
Exercisable at December 31, 2022	—	$—	0.0	$—

(1)The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2022 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2022.
(2)No options were exercised in the year ended December 31, 2022. The total intrinsic value of options exercised was $2 million and $3 million for the years ended December 31, 2021 and 2020, respectively.
(3)For net-settled options, gross number is reflected.

    Restricted Stock
Restricted stock awards generally vest over one year. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

The following table summarizes restricted stock activity for the year ended December 31, 2022.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	49,180	$20.33
Granted	79,710	15.68
Vested(1)	(49,180)	20.33
Canceled	—	—
Non-vested at December 31, 2022(2)	79,710	$15.68
(1)The total fair value of shares that vested during the years ended December 31, 2022, 2021, and 2020 was $1 million, $1 million, and $1 million, respectively.
(2)As of December 31, 2022, there was $0.6 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.
F-69 SLM CORPORATION — 2022 Form 10-K

16.	Stock-Based Compensation Plans and Arrangements (Continued)
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
The following table summarizes RSU and PSU activity for the year ended December 31, 2022.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,308,496	$11.83
Granted	2,053,919	18.92
Vested and converted to common stock(1)	(2,960,936)	11.33
Canceled	(152,534)	16.30
Outstanding at December 31, 2022(2)	4,248,945	$15.44
(1)The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2022, 2021, and 2020 was $34 million, $31 million, and $26 million, respectively.
(2)As of December 31, 2022, there was $18 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

Years ended December 31, (per share amounts in actuals)	2022	2021	2020
Risk-free interest rate	3.02%	0.07%	0.12%
Expected volatility	39%	34%	49%
Expected dividend rate	2.78%	0.66%	1.76%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$4.17	$4.93	$1.74
The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the zero-coupon U.S. Treasury STRIPS rate at the grant date consistent with the expected life.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2022, there was less than $1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2023.
2022 Form 10-K — SLM CORPORATION F-70

16.	Stock-Based Compensation Plans and Arrangements (Continued)
During the year ended December 31, 2021, plan participants purchased approximately 496,000 shares of our common stock. No shares were purchased for the years ended December 31, 2022 and 2020, as our stock price on both July 31, 2022 and 2020 was less than the offering price for the ESPP plan.

17. Fair Value Measurements

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

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	2022				2021
As of December 31, (dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:

Trading investments	$—	$—	$55,903	$55,903	$—	$—	$37,465	$37,465
Available-for-sale investments	—	2,342,089	—	2,342,089	—	2,517,956	—	2,517,956
Derivative instruments	—	972	—	972	—	1,322	—	1,322
Total	$—	$2,343,061	$55,903	$2,398,964	$—	$2,519,278	$37,465	$2,556,743

Liabilities:
Derivative instruments	$—	$(567)	$—	$(567)	$—	$(252)	$—	$(252)
Total	$—	$(567)	$—	$(567)	$—	$(252)	$—	$(252)

F-71 SLM CORPORATION — 2022 Form 10-K

17.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

As of December 31, (dollars in thousands)	2022			2021
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$21,062,548	$19,019,713	$2,042,835	$22,919,836	$19,625,374	$3,294,462
FFELP Loans	618,186	607,155	11,031	705,644	692,954	12,690
Credit Cards	—	—	—	25,037	22,955	2,082
Loans held for sale	29,448	29,448	—	—	—	—
Cash and cash equivalents	4,616,117	4,616,117	—	4,334,603	4,334,603	—
Trading investments	55,903	55,903	—	37,465	37,465	—
Available-for-sale investments	2,342,089	2,342,089	—	2,517,956	2,517,956	—
Accrued interest receivable	1,237,074	1,202,059	35,015	1,306,410	1,205,667	100,743
Tax indemnification receivable	2,816	2,816	—	8,047	8,047	—
Derivative instruments	972	972	—	1,322	1,322	—
Total earning assets	$29,965,153	$27,876,272	$2,088,881	$31,856,320	$28,446,343	$3,409,977
Interest-bearing liabilities:
Money-market and savings accounts	$11,854,849	$11,959,828	$104,979	$11,457,490	$11,432,691	$(24,799)
Certificates of deposit	9,175,339	9,486,819	311,480	9,451,528	9,394,001	(57,527)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	4,813,233	5,235,114	421,881	6,000,174	5,930,990	(69,184)
Accrued interest payable	71,586	71,586	—	46,600	46,600	—
Derivative instruments	567	567	—	252	252	—
Total interest-bearing liabilities	$25,915,574	$26,753,914	$838,340	$26,956,044	$26,804,534	$(151,510)

Excess of net asset fair value over carrying value			$2,927,221			$3,258,467

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
2022 Form 10-K — SLM CORPORATION F-72

17.	Fair Value Measurements (Continued)

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
F-73 SLM CORPORATION — 2022 Form 10-K

17.	Fair Value Measurements (Continued)

exposure to us under derivative contracts with the Company, we fully collateralize the exposure (subject to certain thresholds).
Interest rate swaps are valued using a standard derivative cash flow model with a SOFR swap yield curve, which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy.
The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to changes in the benchmark interest rate (one-month LIBOR). These valuations are determined through standard pricing models using the stated terms of the borrowings and observable yield curves.

18. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Navient (the “Separation and Distribution Agreement”). We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement, and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired. In the case of the loan servicing and administration agreement for those FFELP Loans that we hold and Navient services for us, the agreement is scheduled to expire or be renewed by the end of 2026.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following activities:

•the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and Distribution Agreement and in connection with claims of third parties;

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
2022 Form 10-K — SLM CORPORATION F-74

18.	Arrangements with Navient Corporation (Continued)

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

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2022, the remaining balance of the indemnification receivable related to those uncertain tax positions was $3 million.

Long-Term Arrangements

The loan servicing and administration agreement governs the terms by which Navient provides servicing, administration, and collection services for the Bank’s portfolio of FFELP Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The term of the loan servicing and administration agreement has been extended to December 31, 2026.

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

F-75 SLM CORPORATION — 2022 Form 10-K

19. Regulatory Capital

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1 of each year from 2023 to 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At December 31, 2022, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Transition Amounts	Adjustments for the Year Ended	Adjustments for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	January 1, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2022

Retained earnings	$952,639	$(57,859)	$(58,429)	$(209,088)	$627,263
Allowance for credit losses	1,143,053	(55,811)	(49,097)	(259,536)	778,609
Liability for unfunded commitments	115,758	(2,048)	(9,333)	(26,094)	78,283
Deferred tax asset	306,171	—	—	(76,542)	229,629
2022 Form 10-K — SLM CORPORATION F-76

19.	Regulatory Capital (Continued)

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

As of December 31, 2021:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,643,132	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,314,657	14.1%	$1,995,232	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,410,183	14.5%	$2,464,699	>	10.5%
Tier 1 Capital (to Average Assets)	$3,314,657	11.1%	$1,198,808	>	4.0%

(1) Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2) The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3) For December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $700 million, $1.4 billion, and $579 million in dividends to the Company for the years ended December 31, 2022, 2021, and 2020, respectively, with the proceeds primarily used to fund the 2022, 2021, and 2020 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its repurchase programs.

20. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2022, 2021, and 2020, we contributed $7 million, $7 million, and $8 million, respectively, to this plan.

F-77 SLM CORPORATION — 2022 Form 10-K

21. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2022, we had $2.0 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2022/2023 academic year. At December 31, 2022, we had a $125 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.

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
On January 13, 2022, Navient announced agreements with a total of forty state attorneys general to resolve their previously disclosed multistate litigation and investigation matters, including but not limited to four lawsuits (brought by the attorneys general for the states of California, Washington, Pennsylvania, and New Jersey) arising out of the Multi-State Investigation. Neither SLM, the Bank, nor any of their current subsidiaries were named in, or otherwise a party to, the California, Washington, Pennsylvania, or New Jersey lawsuits, and no claims were asserted against them. The Company and the Bank were not parties to the Navient settlement and have not contributed any of the relief sought in the settlement. Further, the consent judgments between Navient and the various states contained releases of claims as to pre-Spin-Off SLM (including the Bank and other consolidated subsidiaries) for conduct occurring on or before the date of the Spin-Off.
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed multistate litigation and investigation matters, as well as related lawsuits in which the Bank had been named as a party. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue in the Multi-State Investigation and in the above-described lawsuits.

2022 Form 10-K — SLM CORPORATION F-78

21.	Commitments, Contingencies and Guarantees (Continued)
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
F-79 SLM CORPORATION — 2022 Form 10-K

22. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

Years ended December 31,	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1	3.1	2.9
Business credits	(1.5)	(0.8)	(2.2)
Other, net	2.0	1.4	2.0
Effective tax rate	25.6%	24.7%	23.7%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2022; due to the impact of state taxes, net of federal benefit, for the year ended December 31, 2021; and due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2020.
Income tax expense consists of:

As of December 31, (dollars in thousands)	2022	2021	2020
Current provision (benefit):
Federal	$205,954	$259,536	$172,153
State	49,427	64,843	28,387
Total current provision (benefit)	255,381	324,379	200,540
Deferred provision (benefit):
Federal	(75,978)	47,240	58,003
State	(17,692)	8,132	14,773
Total deferred provision (benefit)	(93,670)	55,372	72,776
Provision for income tax expense	$161,711	$379,751	$273,316

2022 Form 10-K — SLM CORPORATION F-80

22.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

As of December 31, (dollars in thousands)	2022	2021
Deferred tax assets:
Loan reserves	$362,368	$300,538
Net unrealized losses	30,160	—
Accrued expenses not currently deductible	12,949	14,307
Unrecorded tax benefits	12,916	11,016
Research and development costs	10,929	—
Stock-based compensation plans	9,624	10,174
Operating loss carryovers	300	394
Other	4,618	2,415
Total deferred tax assets	443,864	338,844
Deferred tax liabilities:
Student loan premiums and discounts, net	14,065	12,396
Fixed assets	9,347	10,131
Federal deferred for state receivable	2,111	1,921
Research and development costs	—	8,710
Net unrealized gains	—	6,459
Other	397	396
Total deferred tax liabilities	25,920	40,013
Net deferred tax assets	$417,944	$298,831

Included in operating loss carryovers are state net operating losses of $7 million and $286 million as of December 31, 2022 and 2021, respectively. The Company has recorded a valuation allowance against these net operating losses of $7 million and $285 million, respectively. Also included in operating loss carryovers is a capital loss of $16 million and $16 million as of December 31, 2022 and 2021, respectively. The Company has recorded a full valuation allowance against this capital loss. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses and capital losses that management believes is more likely than not to expire prior to being realized. Included in net unrealized losses is a valuation allowance of $4 million.
The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets (other than state net operating loss, net unrealized losses and capital loss carryovers as outlined above).
As of December 31, 2022, the state net operating loss carryforwards will begin to expire in 2029 and the capital losses in 2025.

F-81 SLM CORPORATION — 2022 Form 10-K

22.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

As of December 31, (dollars in thousands)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$75,328	$63,134	$53,509
Increases resulting from tax positions taken during a prior period	6,049	1,496	12,723
Decreases resulting from tax positions taken during a prior period	(1,327)	(1,481)	(817)
Increases resulting from tax positions taken during the current period	11,032	20,743	7,815
Decreases related to settlements with taxing authorities	(4,666)	(3,682)	(148)
Increases related to settlements with taxing authorities	—	96	—
Reductions related to the lapse of statute of limitations	(7,050)	(4,978)	(9,948)
Unrecognized tax benefits at end of year	$79,366	$75,328	$63,134

As of December 31, 2022, the gross unrecognized tax benefits are $79 million. Included in the $79 million are $68 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes,” for additional details.

Tax-related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2022, 2021, and 2020, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $8 million, $10 million, and $11 million, respectively.

For the years ended December 31, 2022, 2021, and 2020, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $(2) million, $(1) million, and $(1) million, respectively.
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
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $3 million during the next 12 months due to the expiration of statutes of limitations, some of which relate to the indemnified tax liabilities. The reduction in the uncertain tax position reserve would be reflected as a tax benefit. We recorded a tax indemnification receivable from Navient for the indemnified tax liabilities which are included in the uncertain tax position reserve. A portion of the tax benefit will be offset by an expense related to the write-down of the indemnification receivable.

2022 Form 10-K — SLM CORPORATION F-82

23. Concentrations of Risk
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
Concentration Risk in the Revenues Associated with Private Education Loans
We compete in the Private Education Loan market with banks and other consumer lending institutions, some with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability, and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher-than-expected losses.
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

F-83 SLM CORPORATION — 2022 Form 10-K

24. Parent Only Statements

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

Parent Only Condensed Balance Sheets
At December 31, (dollars in thousands, except share and per share amounts)	2022	2021
Assets
Cash and cash equivalents	$196,820	$570,726
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,476,020	2,527,780
Tax indemnification receivable	2,816	8,047
Due from subsidiaries, net	100,543	105,667
Other assets	3,052	3,361
Total assets	$2,779,251	$3,215,581

Liabilities and Equity
Liabilities
Long-term borrowings	$988,986	$986,138
Income taxes payable, net	26,211	34,822
Payable due to Navient	—	101
Other liabilities	37,084	44,809
Total liabilities	1,052,281	1,065,870

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 435.1 million and 432.0 million shares issued, respectively	87,025	86,403
Additional paid-in capital	1,109,072	1,074,384
Accumulated other comprehensive loss (net of tax benefit of $(30,160) and $(5,707), respectively)	(93,870)	(17,897)
Retained earnings	3,163,640	2,817,134
Total SLM Corporation stockholders’ equity before treasury stock	4,516,937	4,211,094
Less: Common stock held in treasury at cost: 194.4 million and 153.1 million shares, respectively	(2,789,967)	(2,061,383)
Total equity	1,726,970	2,149,711
Total liabilities and equity	$2,779,251	$3,215,581

2022 Form 10-K — SLM CORPORATION F-84

24.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income
Years ended December 31, (dollars in thousands)	2022	2021	2020
Interest income	$4,084	$392	$452
Interest expense	39,860	35,208	14,896
Net interest loss	(35,776)	(34,816)	(14,444)

Non-interest income (loss)	(5,117)	(13,078)	2,820
Non-interest expenses	55,466	54,352	57,945
Loss before income tax benefit and equity in net income from subsidiaries	(96,359)	(102,246)	(69,569)
Income tax expense (benefit)	(10,351)	8,477	(11,235)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	555,022	1,271,236	939,024
Net income	469,014	1,160,513	880,690
Preferred stock dividends	9,029	4,736	9,734
Net income attributable to SLM Corporation common stock	$459,985	$1,155,777	$870,956

F-85 SLM CORPORATION — 2022 Form 10-K

24.	Parent Only Statements (Continued)

Parent Only Condensed Statement of Cash Flows
Years ended December 31, (dollars in thousands)	2022	2021	2020

Cash flows from operating activities:
Net income	$469,014	$1,160,513	$880,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(555,022)	(1,271,236)	(939,024)
Dividends received from Sallie Mae Bank	699,500	1,444,500	579,400
Reduction of tax indemnification receivable	5,231	10,445	9,066
Amortization of unsecured debt upfront fees	2,651	2,663	1,029
Amortization of discount on unsecured borrowings	571	—	—
Loss on early extinguishment of unsecured debt	—	2,784	—
Acquisition related costs	2,603	—	—
Gain on sale of Upromise subsidiary, net	—	—	(11,331)
(Increase) decrease in investment in subsidiaries, net	(9,179)	34,935	53,698
(Increase) decrease in due from subsidiaries, net	5,124	(58,310)	(4,813)
Increase in other assets	(20,533)	(16,964)	(10,504)
Increase (decrease) in income taxes payable, net	(8,713)	36,657	(13,292)
Decrease in payable due to entity that is a subsidiary of Navient	(101)	(8,430)	(533)
Increase (decrease) in other liabilities	(1,836)	2,165	12,874
Total adjustments	120,296	179,209	(323,430)
Net cash provided by operating activities	589,310	1,339,722	557,260

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	(127,654)	—	—
Proceeds from the sale of Upromise subsidiary, net	—	—	16,922
Net cash (used in) provided by investing activities	(127,654)	—	16,922

Cash flows from financing activities:
Issuance costs for unsecured debt offering	(375)	(1,540)	(1,309)
Unsecured debt issued	—	492,135	495,000
Unsecured debt repaid	—	(202,784)	—
Repurchase of Series B Preferred Stock	—	—	(68,055)
Common stock dividends paid	(112,961)	(60,462)	(46,351)
Preferred stock dividends paid	(9,029)	(4,736)	(9,734)
Common stock repurchased	(713,197)	(1,530,683)	(558,167)
Net cash used in financing activities	(835,562)	(1,308,070)	(188,616)
Net increase (decrease) in cash and cash equivalents	(373,906)	31,652	385,566
Cash and cash equivalents at beginning of year	570,726	539,074	153,508
Cash and cash equivalents at end of year	$196,820	$570,726	$539,074

2022 Form 10-K — SLM CORPORATION F-86

25. Selected Quarterly Financial Information (unaudited)

2022
(Dollars in thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net interest income	$375,032	$362,808	$369,510	$381,431
Less: provisions for credit losses	98,050	30,545	207,598	297,260
Net interest income after provisions for credit losses	276,982	332,263	161,912	84,171
Gains on sales of loans, net	9,881	239,997	74,978	2,894
Gains (losses) on securities, net	(3,580)	667	891	(58,245)
Losses on derivative and hedging activities, net	(5)	—	—	—
Other income	15,629	17,589	19,234	14,708
Total operating expenses	132,006	131,730	149,964	137,762
Acquired intangible assets amortization expense	733	2,417	2,328	2,301
Income tax expense (benefit)	37,356	114,296	29,551	(19,492)
Net income (loss)	128,812	342,073	75,172	(77,043)
Preferred stock dividends	1,275	1,757	2,531	3,466
Net income (loss) attributable to SLM Corporation common stock	$127,537	$340,316	$72,641	$(80,509)
Basic earnings (loss) per common share(1)	$0.46	$1.30	$0.29	$(0.33)
Diluted earnings (loss) per common share(1)	$0.45	$1.29	$0.29	$(0.33)
Declared dividends per common share	$0.11	$0.11	$0.11	$0.11

(1) Basic and diluted earnings (loss) per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per common share information may not equal annual basic and diluted earnings (loss) per common share.

F-87 SLM CORPORATION — 2022 Form 10-K

25.	Selected Quarterly Financial Information (unaudited) (Continued)

2021
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$331,114	$338,784	$357,518	$367,350
Less: provisions for credit losses	(225,767)	69,677	138,442	(15,309)
Net interest income after provisions for credit losses	556,881	269,107	219,076	382,659
Gains (losses) on sales of loans, net	399,111	3,679	(10)	145,535
Gains on securities, net	3	37,534	893	666
Gains (losses) on derivative and hedging activities, net	28	89	44	(17)
Other income	14,285	11,046	12,986	6,577
Total operating expenses	124,499	128,010	140,649	125,495
Total restructuring expenses	1,077	70	108	—
Income tax expense	203,525	53,174	19,392	103,660
Net income	641,207	140,201	72,840	306,265
Preferred stock dividends	1,201	1,192	1,166	1,177
Net income attributable to SLM Corporation common stock	$640,006	$139,009	$71,674	$305,088
Basic earnings per common share(1)	$1.77	$0.45	$0.24	$1.06
Diluted earnings per common share(1)	$1.75	$0.44	$0.24	$1.04
Declared dividends per common share	$0.03	$0.03	$0.03	$0.11

(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

2022 Form 10-K — SLM CORPORATION F-88