Form 10-Q
period 2023-03-31
SLM Corp
filed 2023-04-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2023, there were 242,249,757 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,716,379	$4,616,117
Investments:
Trading investments at fair value (cost of $41,282 and $47,554, respectively)	51,342	55,903
Available-for-sale investments at fair value (cost of $2,487,749 and $2,554,332, respectively)	2,311,062	2,342,089
Other investments	98,067	94,716
Total investments	2,460,471	2,492,708
Loans held for investment (net of allowance for losses of $1,479,306 and $1,357,075, respectively)	21,087,563	19,626,868
Loans held for sale	26,202	29,448
Restricted cash	181,764	156,719
Other interest-earning assets	13,031	11,162
Accrued interest receivable	1,331,017	1,202,059
Premises and equipment, net	137,890	140,728
Goodwill and acquired intangible assets, net	116,001	118,273
Income taxes receivable, net	337,177	380,058
Tax indemnification receivable	2,858	2,816
Other assets	43,548	34,073
Total assets	$29,453,901	$28,811,029

Liabilities
Deposits	$21,803,666	$21,448,071
Long-term borrowings	5,513,976	5,235,114
Other liabilities	309,164	400,874
Total liabilities	27,626,806	27,084,059
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 437.6 million and 435.1 million shares issued, respectively	87,530	87,025
Additional paid-in capital	1,121,082	1,109,072
Accumulated other comprehensive loss (net of tax benefit of ($25,139) and ($30,160), respectively)	(78,333)	(93,870)
Retained earnings	3,250,478	3,163,640
Total SLM Corporation stockholders’ equity before treasury stock	4,631,827	4,516,937
Less: Common stock held in treasury at cost: 195.4 million and 194.4 million shares, respectively	(2,804,732)	(2,789,967)
Total equity	1,827,095	1,726,970
Total liabilities and equity	$29,453,901	$28,811,029

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Interest income:
Loans	$582,784	$458,044
Investments	11,331	5,479
Cash and cash equivalents	43,483	1,515
Total interest income	637,598	465,038
Interest expense:
Deposits	183,531	49,537
Interest expense on short-term borrowings	3,018	2,875
Interest expense on long-term borrowings	45,981	37,594
Total interest expense	232,530	90,006
Net interest income	405,068	375,032
Less: provisions for credit losses	114,112	98,050
Net interest income after provisions for credit losses	290,956	276,982
Non-interest income:
Gains (losses) on sales of loans, net	(9)	9,881
Gains (losses) on securities, net	1,711	(3,580)
Gains (losses) on derivatives and hedging activities, net	—	(5)
Other income	20,009	15,629
Total non-interest income	21,711	21,925
Non-interest expenses:
Operating expenses:
Compensation and benefits	87,649	71,981
FDIC assessment fees	11,529	5,684
Other operating expenses	55,361	54,341
Total operating expenses	154,539	132,006
Acquired intangible assets amortization expense	2,272	733
Total non-interest expenses	156,811	132,739
Income before income tax expense	155,856	166,168
Income tax expense	37,338	37,356
Net income	118,518	128,812
Preferred stock dividends	4,063	1,275
Net income attributable to SLM Corporation common stock	$114,455	$127,537
Basic earnings per common share	$0.47	$0.46
Average common shares outstanding	241,497	276,977
Diluted earnings per common share	$0.47	$0.45
Average common and common equivalent shares outstanding	243,549	280,654
Declared dividends per common share	$0.11	$0.11

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$118,518	$128,812
Other comprehensive income (loss):
Unrealized gains (losses) on investments	35,556	(81,041)
Unrealized gains (losses) on cash flow hedges	(14,999)	52,530
Total unrealized gains (losses)	20,557	(28,511)
Income tax (expense) benefit	(5,020)	6,894
Other comprehensive income (loss), net of tax (expense) benefit	15,537	(21,617)
Total comprehensive income	$134,055	$107,195

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	118,518	—	118,518
Other comprehensive income, net of tax	—	—	—	—	—	—	—	15,537	—	—	15,537
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	134,055
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(26,635)	—	(26,635)
Preferred Stock, Series B ($1.62 per share)	—	—	—	—	—	—	—	—	(4,063)	—	(4,063)
Issuance of common shares	—	2,523,744	—	2,523,744	—	505	474	—	(982)	—	(3)
Stock-based compensation expense	—	—	—	—	—	—	11,536	—	—	—	11,536
Shares repurchased related to employee stock-based compensation plans	—	—	(949,431)	(949,431)	—	—	—	—	—	(14,765)	(14,765)
Balance at March 31, 2023	2,510,696	437,644,884	(195,395,127)	242,249,757	$251,070	$87,530	$1,121,082	$(78,333)	$3,250,478	$(2,804,732)	$1,827,095

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating activities
Net income	$118,518	$128,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	114,112	98,050
Income tax expense	37,338	37,356
Amortization of brokered deposit placement fee	3,121	3,425
Amortization of Secured Borrowing Facility upfront fee	723	569
Amortization of deferred loan origination costs and loan premium/(discounts), net	3,421	4,455
Net amortization of discount on investments	(622)	965
Increase in tax indemnification receivable	(42)	(108)
Depreciation of premises and equipment	4,524	4,189
Acquired intangible assets amortization expense	2,272	733
Stock-based compensation expense	11,536	11,921
Unrealized (gains) losses on derivatives and hedging activities, net	(56)	315
(Gains) losses on sales of loans, net	9	(9,881)
(Gains) losses on securities, net	(1,711)	3,580
Acquisition transaction costs, net	—	2,511
Other adjustments to net income, net	3,063	3,655
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(257,888)	(185,294)
Increase in non-marketable securities	—	(992)
(Increase) decrease in other interest-earning assets	(1,869)	328
Increase in other assets	(26,632)	(17,529)
Increase (decrease) in income taxes payable, net	2,483	(4,243)
Increase in accrued interest payable	20,358	14,779
Decrease in other liabilities	(23,770)	(34,808)
Total adjustments	(109,630)	(66,024)
Total net cash provided by operating activities	8,888	62,788
Investing activities
Loans acquired and originated	(2,463,358)	(2,215,958)
Net proceeds from sales of loans held for investment	(9)	45,729
Proceeds from FFELP Loan claim payments	11,274	5,594
Net decrease in loans held for investment (other than loans acquired and originated, and loan sales)	912,681	1,153,297
Purchases of available-for-sale securities	(4,992)	(536,633)
Proceeds from sales and maturities of available-for-sale securities	73,352	686,806
Purchase of subsidiary, net of cash acquired	—	(127,702)
Total net cash used in investing activities	(1,471,052)	(988,867)
Financing activities
Brokered deposit placement fee	(2,634)	(2,207)
Net increase (decrease) in certificates of deposit	515,909	(127,815)
Net increase (decrease) in other deposits	(167,836)	543,767
Borrowings collateralized by loans in securitization trusts - issued	569,871	—
Borrowings collateralized by loans in securitization trusts - repaid	(293,120)	(381,005)
Issuance costs for unsecured debt offering	—	(360)
Fees paid on Secured Borrowing Facility	(16)	—
Common stock dividends paid	(26,635)	(30,493)
Preferred stock dividends paid	(4,063)	(1,275)
Common stock repurchased	(4,005)	(169,322)
Total net cash provided by (used in) financing activities	587,471	(168,710)
Net increase (decrease) in cash, cash equivalents and restricted cash	(874,693)	(1,094,789)
Cash, cash equivalents and restricted cash at beginning of period	4,772,836	4,545,344
8 SLM CORPORATION

Cash, cash equivalents and restricted cash at end of period	$3,898,143	$3,450,555
Cash disbursements made for:
Interest	$198,874	$68,458
Income taxes paid	$4,700	$5,066
Income taxes refunded	$(7,273)	$(916)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,716,379	$3,262,595
Restricted cash	181,764	187,960
Total cash, cash equivalents and restricted cash	$3,898,143	$3,450,555

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
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

10 SLM CORPORATION

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
At December 31, 2022 we had a $5 million investment in a convertible debt security classified as a trading investment. In March 2023, this security, and the related accrued interest, was converted into equity securities classified as investments in non-marketable securities.
At March 31, 2023 and December 31, 2022, we had $51 million and $56 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of March 31, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$387,158	$—	$62	$(61,886)	$325,334
Utah Housing Corporation bonds	3,460	—	—	(294)	3,166
U.S. government-sponsored enterprises and Treasuries	1,758,032	—	—	(92,548)	1,665,484
Other securities	339,099	—	334	(22,355)	317,078
Total	$2,487,749	$—	$396	$(177,083)	$2,311,062

As of December 31, 2022 (dollars in thousands	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$389,067	$—	$2	$(68,705)	$320,364
Utah Housing Corporation bonds	3,584	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	1,804,726	—	—	(115,416)	1,689,310
Other securities	356,955	—	33	(27,800)	329,188
Total	$2,554,332	$—	$35	$(212,278)	$2,342,089

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

SLM CORPORATION 11

2.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2023:
Mortgage-backed securities	$(1,138)	$22,201	$(60,748)	$297,543	$(61,886)	$319,744
Utah Housing Corporation bonds	—	—	(294)	3,166	(294)	3,166
U.S. government-sponsored enterprises and Treasuries	(4,463)	193,623	(88,085)	1,471,861	(92,548)	1,665,484
Other securities	(8,451)	156,624	(13,904)	128,538	(22,355)	285,162
Total	$(14,052)	$372,448	$(163,031)	$1,901,108	$(177,083)	$2,273,556

As of December 31, 2022:
Mortgage-backed securities	$(13,956)	$99,598	$(54,749)	$220,576	$(68,705)	$320,174
Utah Housing Corporation bonds	(357)	3,227	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	(28,128)	689,300	(87,288)	1,000,010	(115,416)	1,689,310
Other securities	(15,852)	232,546	(11,948)	92,883	(27,800)	325,429
Total	$(58,293)	$1,024,671	$(153,985)	$1,313,469	$(212,278)	$2,338,140

At March 31, 2023 and December 31, 2022, 182 of 193 and 191 of 194, respectively, of our available-for-sale securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Bank, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2022 to March 31, 2023 was driven by the current interest rate environment and is not credit related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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
12 SLM CORPORATION

2.	Investments (Continued)
As of March 31, 2023, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of March 31, 2023 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2023	$114,993	$113,061
2024	698,346	670,601
2025	298,066	286,613
2026	548,319	499,306
2027	98,309	95,902
2038	71	73
2039	718	719
2042	2,528	2,227
2043	4,434	4,055
2044	5,412	5,057
2045	5,443	4,940
2046	7,963	7,165
2047	8,386	7,586
2048	2,056	2,001
2049	16,374	14,836
2050	114,601	93,786
2051	161,035	130,855
2052	56,605	50,153
2053	109,892	100,141
2054	83,670	75,428
2055	98,051	94,030
2058	52,477	52,527
Total	$2,487,749	$2,311,062

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $530 million and $547 million par value of securities pledged to this borrowing facility at March 31, 2023 and December 31, 2022, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In March 2023 our $5 million investment in a convertible debt security, classified as a trading investment, and the related accrued interest were converted into a equity securities and were reclassified to investments in non-marketable securities. As of March 31, 2023, and December 31, 2022, our total investment in these securities was $14 million and $8 million, respectively.
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through
SLM CORPORATION 13

2.	Investments (Continued)
realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $78 million at March 31, 2023 and $80 million at December 31, 2022. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $40 million at March 31, 2023 and $46 million at December 31, 2022.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of less than $1 million at March 31, 2023 and $9 million at December 31, 2022. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans, FFELP Loans, and Credit Cards. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Credit Cards” to refer to our suite of Credit Cards with bonus rewards. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale because we plan to sell our Credit Card portfolio. For additional information, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale” in this Form 10-Q.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of March 31, 2023 and December 31, 2022, 42 percent and 45 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first quarter of 2022, we recognized $10 million in gains from the sale of approximately $95 million of our Private Education Loans, including $89 million of principal and $6 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q. There were no loan sales in the first quarter of 2023.

14 SLM CORPORATION

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Private Education Loans:
Fixed-rate	$12,726,875	$11,108,079
Variable-rate	9,171,128	9,195,609
Total Private Education Loans, gross	21,898,003	20,303,688
Deferred origination costs and unamortized premium/(discount)	75,051	69,656
Allowance for credit losses	(1,475,379)	(1,353,631)
Total Private Education Loans, net	20,497,675	19,019,713

FFELP Loans	592,318	609,050
Deferred origination costs and unamortized premium/(discount)	1,497	1,549
Allowance for credit losses	(3,927)	(3,444)
Total FFELP Loans, net	589,888	607,155
Loans held for investment, net	$21,087,563	$19,626,868

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years and 5.0 years at March 31, 2023 and December 31, 2022, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2023		2022
Three Months Ended March 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,755,202	10.66%	$21,858,270	8.38%
FFELP Loans	602,072	6.87	690,540	3.51
Credit Cards(1)	—	—	26,622	3.95
Total portfolio	$22,357,274		$22,575,432

(1) Credit Card loans were transferred to loans held for sale at September 30, 2022.

SLM CORPORATION 15

4. Loans Held for Sale
We had $26 million in loans held for sale at March 31, 2023 and $29 million in loans held for sale at December 31, 2022. The balance at both March 31, 2023 and December 31, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred to held for sale. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million.

5. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime losses expected to be incurred in the loan portfolios. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses” in our 2022 Form 10-K for a more detailed discussion.

16 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Three Months Ended March 31, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,444	$1,353,631	$—	$1,357,075
Transfer from unfunded commitment liability(1)	—	148,513	—	148,513
Provisions:
Provision for current period	739	56,334	730	57,803
Total provisions(2)	739	56,334	730	57,803
Net charge-offs:
Charge-offs	(256)	(95,085)	(741)	(96,082)
Recoveries	—	11,986	11	11,997
Net charge-offs	(256)	(83,099)	(730)	(84,085)
Ending Balance	$3,927	$1,475,379	$—	$1,479,306
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,927	$1,475,379	$—	$1,479,306
Loans(3):
Ending balance: collectively evaluated for impairment	$592,318	$21,898,003	$—	$22,490,321
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,150,802	$—	$1,150,802
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.23%	2.11%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.66%	6.40%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.88%	9.00%	—%
Allowance coverage of net charge-offs (annualized)	3.83	4.44	—
Ending total loans, gross	$592,318	$21,898,003	$—
Average loans in repayment(4)	$451,451	$15,764,143	$—
Ending loans in repayment(4)	$446,214	$15,990,459	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$408,263	$—
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$56,334
Provisions for unfunded loan commitments	56,309
Total Private Education Loan provisions for credit losses	112,643
Other impacts to the provisions for credit losses:
FFELP Loans	739
Credit Cards	730
Total	1,469
Provisions for credit losses reported in consolidated statements of income	$114,112

(3) For the three months ended March 31, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(5) Accrued interest to be capitalized on Private Education Loans only.
(6) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).
SLM CORPORATION 17

5.	Allowance for Credit Losses (Continued)

Three Months Ended March 31, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	94,686	—	94,686
Provisions:
Provision for current period	21	48,460	137	48,618
Loan sale reduction to provision	—	(5,247)	—	(5,247)
Total provisions(2)	21	43,213	137	43,371
Net charge-offs:
Charge-offs	(99)	(83,856)	(111)	(84,066)
Recoveries	—	8,033	3	8,036
Net charge-offs	(99)	(75,823)	(108)	(76,030)
Ending Balance	$3,999	$1,221,053	$2,310	$1,227,362
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,999	$1,221,053	$2,310	$1,227,362
Loans(3):
Ending balance: collectively evaluated for impairment	$682,273	$21,735,369	$27,547	$22,445,189
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$993,698	$—	$993,698
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.07%	1.89%	1.63%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.59%	5.37%	8.39%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.75%	7.43%	8.39%
Allowance coverage of net charge-offs (annualized)	10.10	4.03	5.35
Ending total loans, gross	$682,273	$21,735,369	$27,547
Average loans in repayment(4)	$543,303	$16,013,289	$26,551
Ending loans in repayment(4)	$535,080	$16,095,157	$27,547
Accrued interest to be capitalized on loans in repayment(6)	$—	$331,405	$—
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
(3) For the three months ended March 31, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(5) Accrued interest to be capitalized on Private Education Loans only.
(6) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).

18 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses - Forecast Assumptions
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, home price index, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we used forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At March 31, 2022, December 31, 2022, and March 31, 2023, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses in the three months ended March 31, 2023 increased by $16 million compared with the year-ago period. During the three months ended March 31, 2023, the increase in the provision for credit losses was primarily the result of new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook and recovery rates.
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
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary interest rate reduction, a temporary interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative.
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
For additional information, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Credit Losses,” and Note 7, “Allowance for Credit Losses” in our 2022 Form 10-K.
Under our current forbearance practices, temporary forbearance of payments is generally granted in one-to-two month increments, for up to 12 months over the life of the loan, with 12 months of positive payment performance by a borrower required between grants (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan). See Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in our 2022 Form 10-K. If the loan has been previously restructured, we consider the cumulative effect of past restructurings made within the 12-month period before the current restructuring when determining whether a delay in payment resulting from the current restructuring is insignificant. Due to
SLM CORPORATION 19

5.	Allowance for Credit Losses (Continued)
our current forbearance practices, including the limitations on forbearances offered to borrowers, we do not believe the granting of forbearances will exceed the significance threshold and, therefore, we do not consider the forbearances as loan modifications.
The limitations on granting of forbearances described above apply to hardship forbearances. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, disaster forbearance, and in school assistance) that are either required by law (such as by the Servicemembers Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications requiring disclosure. In addition, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. For purposes of this disclosure, we do not consider them modifications of loans to borrowers experiencing financial difficulty and they therefore are not included in the tables below.
The following tables show the amortized cost basis at the end of the respective reporting periods of the loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification. When we approve a Private Education Loan at the beginning of an academic year, we do not always disburse the full amount of the loan at the time of approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We consider borrowers to be in financial difficulty after they have exited school and have difficulty making their scheduled principal and interest payments.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$12,902	0.06%	$81,780	0.35%
Total	$12,902	0.06%	$81,780	0.35%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$7,679	0.04%	$79,597	0.37%
Total	$7,679	0.04%	$79,597	0.37%

20 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)
The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended March 31, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 12.47% to 4.00%	Private Education Loans	Added a weighted average 10.19 years to the life of loans Reduced average contractual rate from 12.74% to 4.00%

Three Months Ended March 31, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.09% to 4.00%	Private Education Loans	Added a weighted average 10.51 years to the life of loans Reduced average contractual rate from 9.43% to 4.00%

Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, and — Allowance for FFELP Loan Losses” in our 2022 Form 10-K for a more detailed discussion.

SLM CORPORATION 21

5.	Allowance for Credit Losses (Continued)
For the current period presented, the following table provides loan modifications for which a payment default occurred in the relevant period presented and within 12 months of the loan receiving a loan modification. Additionally, for the current period presented, the table summarizes charge-offs occurring in the relevant period presented and within 12 months of the loan receiving a loan modification. The charge-offs and payment defaults for the year-ago period are presented for loans receiving a loan modification during the reporting period rather than within 12 months of the loan receiving a loan modification, as the effective date of adoption for the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures, was January 1, 2022. We define payment default as 60 days past due for purposes of this disclosure.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)
Loan Type:
Private Education Loans	$11,624	$11,404	$4,628	$290	$287	$—
Total	$11,624	$11,404	$4,628	$290	$287	$—
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification (or within the reporting period, for the loans shown in in the year-ago period, as the case may be).
(2) For the three months ended March 31, 2023, the modified loans include $10.4 million of interest rate reduction and term extension loan modifications and $1.2 million of interest rate reduction only loan modifications. For the three months ended March 31, 2022, the modified loans include $0.3 million of interest rate reduction and term extension loan modifications and no interest rate reduction only loan modifications.
(3) Represents the unpaid principal balance at the time of payment default.
(4) Represents the unpaid principal balance at the time of charge off.
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following tables depict the performance of loans that have been modified during the respective reporting periods (first-quarter 2023 and full year 2022, respectively).

	Payment Status (Amortized Cost Basis)
At March 31, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$412	$92,213	$1,353	$358	$346	$94,682
Total	$412	$92,213	$1,353	$358	$346	$94,682

	Payment Status (Amortized Cost Basis)
At December 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
Total	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
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

As of March 31, 2023 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)	2018 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$728,950	$4,951,808	$3,858,219	$2,130,947	$1,782,069	$5,681,899	$19,133,892	87%
Without cosigner	123,455	736,310	586,435	360,304	305,385	652,222	2,764,111	13
Total	$852,405	$5,688,118	$4,444,654	$2,491,251	$2,087,454	$6,334,121	$21,898,003	100%

FICO at Origination(2):
Less than 670	$72,432	$438,029	$304,216	$154,665	$171,983	$554,184	$1,695,509	8%
670-699	125,846	785,900	602,706	346,297	327,433	1,077,557	3,265,739	15
700-749	270,689	1,771,760	1,410,157	806,546	692,615	2,132,757	7,084,524	32
Greater than or equal to 750	383,438	2,692,429	2,127,575	1,183,743	895,423	2,569,623	9,852,231	45
Total	$852,405	$5,688,118	$4,444,654	$2,491,251	$2,087,454	$6,334,121	$21,898,003	100%

FICO Refreshed(2)(3):
Less than 670	$88,378	$659,414	$498,641	$256,177	$249,547	$969,883	$2,722,040	12%
670-699	128,620	792,523	571,683	277,061	235,805	706,213	2,711,905	12
700-749	267,500	1,715,364	1,324,781	710,463	591,355	1,717,774	6,327,237	30
Greater than or equal to 750	367,907	2,520,817	2,049,549	1,247,550	1,010,747	2,940,251	10,136,821	46
Total	$852,405	$5,688,118	$4,444,654	$2,491,251	$2,087,454	$6,334,121	$21,898,003	100%

Seasoning(4):
1-12 payments	$443,563	$2,988,688	$522,305	$327,647	$271,788	$507,620	$5,061,611	23%
13-24 payments	—	324,873	2,414,470	201,750	211,025	586,952	3,739,070	17
25-36 payments	—	—	159,673	1,299,993	158,750	570,770	2,189,186	10
37-48 payments	—	—	—	118,240	1,023,883	568,996	1,711,119	8
More than 48 payments	—	—	—	—	62,249	3,448,382	3,510,631	16
Not yet in repayment	408,842	2,374,557	1,348,206	543,621	359,759	651,401	5,686,386	26
Total	$852,405	$5,688,118	$4,444,654	$2,491,251	$2,087,454	$6,334,121	$21,898,003	100%

2023 Current period(5) gross charge-offs	$—	$(2,262)	$(12,072)	$(10,615)	$(11,773)	$(58,363)	$(95,085)
2023 Current period(5) recoveries	—	207	1,428	1,167	1,460	7,723	11,985
2023 Current period(5) net charge-offs	$—	$(2,055)	$(10,644)	$(9,448)	$(10,313)	$(50,640)	$(83,100)

Total accrued interest by origination vintage	$13,564	$241,786	$351,527	$209,889	$177,587	$310,373	$1,304,726

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2023.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2023 through March 31, 2023.

SLM CORPORATION 23

5.	Allowance for Credit Losses (Continued)

As of December 31, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,656,111	$3,941,921	$2,208,033	$1,853,619	$1,402,828	$4,626,491	$17,689,003	87%
Without cosigner	620,422	605,238	376,589	319,041	213,014	480,381	2,614,685	13
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO at Origination(2):
Less than 670	$326,991	$307,646	$158,606	$177,098	$143,674	$439,587	$1,553,602	8%
670-699	593,216	611,649	356,541	339,685	259,142	878,426	3,038,659	15
700-749	1,336,765	1,440,510	834,819	719,777	537,680	1,722,068	6,591,619	32
Greater than or equal to 750	2,019,561	2,187,354	1,234,656	936,100	675,346	2,066,791	9,119,808	45
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO Refreshed(2)(3):
Less than 670	$443,868	$461,589	$242,310	$237,105	$204,894	$773,324	$2,363,090	12%
670-699	594,118	579,784	284,244	240,999	173,754	564,344	2,437,243	12
700-749	1,322,558	1,378,910	748,368	628,060	449,701	1,388,090	5,915,687	29
Greater than or equal to 750	1,915,989	2,126,876	1,309,700	1,066,496	787,493	2,381,114	9,587,668	47
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

Seasoning(4):
1-12 payments	$2,448,884	$636,073	$384,334	$330,316	$235,878	$424,636	$4,460,121	22%
13-24 payments	—	2,477,764	255,510	195,753	166,045	455,782	3,550,854	18
25-36 payments	—	—	1,366,398	257,534	126,223	489,157	2,239,312	11
37-48 payments	—	—	127	1,008,418	224,805	451,102	1,684,452	8
More than 48 payments	—	—	—	—	643,611	2,830,285	3,473,896	17
Not yet in repayment	1,827,649	1,433,322	578,253	380,639	219,280	455,910	4,895,053	24
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

2022 Current period(5) gross charge-offs	$(2,224)	$(25,698)	$(48,271)	$(62,071)	$(57,505)	$(231,647)	$(427,416)
2022 Current period(5) recoveries	124	1,841	4,170	5,556	5,407	24,639	41,737
2022 Current period(5) net charge-offs	$(2,100)	$(23,857)	$(44,101)	$(56,515)	$(52,098)	$(207,008)	$(385,679)

Total accrued interest by origination vintage	$142,915	$315,308	$207,858	$184,832	$116,211	$210,438	$1,177,562
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2022.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to January 1, 2022 through December 31, 2022.

24 SLM CORPORATION

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of March 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Total

Loans in-school/grace/deferment(1)	$408,842	$2,374,557	$1,348,206	$543,621	$359,759	$651,401	$5,686,386
Loans in forbearance(2)	1,256	20,755	42,385	27,115	28,094	101,553	221,158
Loans in repayment:
Loans current	441,192	3,263,917	2,972,969	1,859,452	1,632,668	5,275,984	15,446,182
Loans delinquent 30-59 days(3)	1,115	17,902	38,446	28,762	31,442	149,333	267,000
Loans delinquent 60-89 days(3)	—	6,395	22,104	17,136	18,428	76,723	140,786
Loans 90 days or greater past due(3)	—	4,592	20,544	15,165	17,063	79,127	136,491
Total Private Education Loans in repayment	442,307	3,292,806	3,054,063	1,920,515	1,699,601	5,581,167	15,990,459
Total Private Education Loans, gross	852,405	5,688,118	4,444,654	2,491,251	2,087,454	6,334,121	21,898,003
Private Education Loans deferred origination costs and unamortized premium/(discount)	5,089	29,718	15,151	8,476	5,109	11,508	75,051
Total Private Education Loans	857,494	5,717,836	4,459,805	2,499,727	2,092,563	6,345,629	21,973,054
Private Education Loans allowance for losses	(61,767)	(372,947)	(296,851)	(170,497)	(138,625)	(434,692)	(1,475,379)
Private Education Loans, net	$795,727	$5,344,889	$4,162,954	$2,329,230	$1,953,938	$5,910,937	$20,497,675

Percentage of Private Education Loans in repayment	51.9%	57.9%	68.7%	77.1%	81.4%	88.1%	73.0%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.3%	0.9%	2.7%	3.2%	3.9%	5.5%	3.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.3%	0.6%	1.4%	1.4%	1.6%	1.8%	1.4%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

March 31, 2023	$1,304,726	$6,638	$6,523
December 31, 2022	$1,177,562	$6,609	$8,121
(1)The allowance for uncollectible interest at March 31, 2023 and December 31, 2022 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at March 31, 2023 and December 31, 2022 relates to $154 million and $240 million, respectively, of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.2 billion and $937 million at March 31, 2023 and December 31, 2022, respectively) is reserved in the allowance for credit losses.

SLM CORPORATION 27

6. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses, — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K for additional information.
At March 31, 2023, we had $684 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2022/2023 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2023		2022
Three Months Ended March 31, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$124,924	$1,995,808	$72,713	$1,776,976
Provision/New commitments - net(1)	52,252	1,124,816	47,454	968,830
Other provision items	4,057	—	7,226	—
Transfer - funded loans(2)	(148,513)	(2,436,271)	(94,686)	(2,184,058)
Ending Balance	$32,720	$684,353	$32,707	$561,748
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
28 SLM CORPORATION

7. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”), in the first quarter of 2022. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At March 31, 2023 we had $51 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination” in our 2022 Form 10-K for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		March 31, 2023			December 31, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(7,418)	$61,052	$68,470	$(5,706)	$62,764
Customer relationships	5	5,670	(2,178)	3,492	5,670	(1,723)	3,947
Developed technology	3	1,260	(455)	805	1,260	(350)	910
Total acquired intangible assets		$75,400	$(10,051)	$65,349	$75,400	$(7,779)	$67,621
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $2 million and $1 million in the three months ended March 31, 2023 and 2022, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $9 million, $8 million, $8 million, $7 million, and $7 million in 2023, 2024, 2025, 2026, and 2027, respectively.
SLM CORPORATION 29

8. Deposits

The following table summarizes total deposits at March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$21,801,666	$21,446,647
Deposits - non-interest-bearing	2,000	1,424
Total deposits	$21,803,666	$21,448,071

Our total deposits of $21.8 billion were comprised of $10.3 billion in brokered deposits and $11.5 billion in retail and other deposits at March 31, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of March 31, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion and $8.0 billion of our deposit total as of March 31, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended March 31, 2023 and 2022, respectively. Fees paid to third-party brokers related to brokered CDs were $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

Interest bearing deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,788,126	4.26%	$10,977,242	3.75%
Savings	1,007,994	3.75	982,586	3.15
Certificates of deposit	10,005,546	2.97	9,486,819	2.57
Deposits - interest bearing	$21,801,666		$21,446,647
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

30 SLM CORPORATION

8.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
One year or less	$3,257,529	$3,224,573
After one year to two years	3,123,281	2,954,257
After two years to three years	2,199,697	1,904,919
After three years to four years	1,176,953	1,031,881
After four years to five years	207,676	324,375
After five years	40,410	46,814
Total	$10,005,546	$9,486,819

As of March 31, 2023 and December 31, 2022, there were $471 million and $615 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms. Accrued interest on deposits was $69 million and $59 million at March 31, 2023 and December 31, 2022, respectively.

SLM CORPORATION 31

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2022 Form 10-K. The following table summarizes our borrowings at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$989,788	$989,788	$—	$988,986	$988,986
Total unsecured borrowings	—	989,788	989,788	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,759,190	3,759,190	—	3,462,363	3,462,363
Variable-rate	—	764,998	764,998	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,524,188	4,524,188	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,524,188	4,524,188	—	4,246,128	4,246,128
Total	$—	$5,513,976	$5,513,976	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both March 31, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.

32 SLM CORPORATION

9.	Borrowings (Continued)

Long-term Borrowings
Secured Financings
2023 Transaction
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent. On March 31, 2023, $639 million of our Private Education Loans, including $598 million of principal and $41 million in capitalized interest, were encumbered because of this transaction.
Secured Financings at Issuance
The following table summarizes our secured financings issued in the year ended December 31, 2022 and in the three months ended March 31, 2023.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2022-C	August 2022	$575,000	SOFR plus 1.76%	4.69
Total notes issued in 2022		$575,000

Total loan and accrued interest amount securitized at inception in 2022(2)		$674,387

2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
Total notes issued in 2023		$579,000

Total loan and accrued interest amount securitized at inception in 2023(3)		$644,573

(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At March 31, 2023, $610 million of our Private Education Loans, including $572 million of principal and $38 million in capitalized interest, were encumbered related to these transactions.
(3) At March 31, 2023, $639 million of our Private Education Loans, including $598 million of principal and $41 million in capitalized interest, were encumbered related to these transactions.

SLM CORPORATION 33

9.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of March 31, 2023 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,524,188	$4,524,188	$5,728,010	$181,764	$322,715	$6,232,489
Secured Borrowing Facility	—	—	—	—	—	360	360
Total	$—	$4,524,188	$4,524,188	$5,728,010	$181,764	$323,075	$6,232,849

As of December 31, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$286,093	$5,876,414
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$287,159	$5,877,480

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
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$317,077	$51,342	$368,419	$329,188	$50,786	$379,974

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

34 SLM CORPORATION

9.	Borrowings (Continued)

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2023 or in the year ended December 31, 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $2.1 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2023 or in the year ended December 31, 2022.

10. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2022 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.0 percent and 10.0 percent, respectively, of our total notional derivative contracts of $2.0 billion at March 31, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2023 was $(47) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $11 million and $12 million, respectively.

SLM CORPORATION 35

10.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2023 and December 31, 2022, and their impact on earnings and other comprehensive income for the three months ended March 31, 2023 and March 31, 2022. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2022 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)		2023	2022	2023	2022	2023	2022	2023	2022
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$972	$—	$—	$—	$—	$—	$972
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(1,714)	—	(101)	(567)	—	—	(1,815)	(567)
Total net derivatives		$(1,714)	$972	$(101)	$(567)	$—	$—	$(1,815)	$405

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2023	2022	2023	2022
Gross position(1)	$—	$972	$(1,815)	$(567)
Impact of master netting agreement	—	(567)	—	567
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	405	(1,815)	—
Cash collateral pledged(2)	13,031	11,162	—	—
Net position	$13,031	$11,567	$(1,815)	$—

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Interest rate swaps	$1,285,120	$1,314,660	$702,309	$1,528,186	$—	$—	$1,987,429	$2,842,846
Net total notional	$1,285,120	$1,314,660	$702,309	$1,528,186	$—	$—	$1,987,429	$2,842,846

36 SLM CORPORATION

10.	Derivative Financial Instruments (Continued)
As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022

Deposits	$(677,893)	$(1,494,087)	$24,224	$31,259

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(6,405)	$17,287
Hedged items recorded in interest expense	(7,035)	51,268
Derivatives recorded in interest expense	7,096	(51,319)
Total	$(6,344)	$17,236

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$10,278	$(4,541)
Total	$10,278	$(4,541)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$(248)
Total	—	(248)
Total	$3,934	$12,447

SLM CORPORATION 37

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022

Amount of gain (loss) recognized in other comprehensive income (loss)	$(4,721)	$47,989
Less: amount of gain (loss) reclassified in interest expense	10,278	(4,541)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(14,999)	$52,530

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $41 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of March 31, 2023, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at March 31, 2023 and December 31, 2022, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $13 million and $11 million at March 31, 2023 and December 31, 2022, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

38 SLM CORPORATION

11. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2023	2022
Common stock repurchased under repurchase programs(1)	—	9,533,392
Average purchase price per share(2)	$—	$18.46
Shares repurchased related to employee stock-based compensation plans(3)	949,431	934,602
Average purchase price per share	$15.55	$18.55
Common shares issued(4)	2,523,744	2,594,817

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $581 million of capacity remaining under the 2022 Share Repurchase Program at March 31, 2023.
(2) Average purchase price per share includes purchase commission costs.
(3) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(4)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2023 was $12.39.

Common Stock Dividends

In both March 2023 and March 2022, we paid a common stock dividend of $0.11 per common share.

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
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 7.5 million shares of common stock for $138 million in the three months ended March 31, 2022. We did not repurchase shares of common stock in the three months ended March 31, 2023. We had $581 million of capacity remaining under the 2022 Share Repurchase Program at March 31, 2023.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended March 31, 2023 we did not repurchase shares of our common stock; during the three months ended March 31, 2022 we repurchased 9.5 million shares of our common stock at a total cost of $176 million under Rule 10b5-1 trading plans authorized under our share repurchase programs.
SLM CORPORATION 39

12. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Numerator:
Net income	$118,518	$128,812
Preferred stock dividends	4,063	1,275
Net income attributable to SLM Corporation common stock	$114,455	$127,537
Denominator:
Weighted average shares used to compute basic EPS	241,497	276,977
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,052	3,677
Weighted average shares used to compute diluted EPS	243,549	280,654

Basic earnings per common share	$0.47	$0.46

Diluted earnings per common share	$0.47	$0.45

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended March 31, 2023 and 2022, securities covering approximately 4 million shares and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

40 SLM CORPORATION

13. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2022 Form 10-K.

During the three months ended March 31, 2023, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2023				December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$51,342	$51,342	$—	$—	$55,903	$55,903
Available-for-sale investments	—	2,311,062	—	2,311,062	—	2,342,089	—	2,342,089
Derivative instruments	—	—	—	—	—	972	—	972
Total	$—	$2,311,062	$51,342	$2,362,404	$—	$2,343,061	$55,903	$2,398,964

Liabilities:
Derivative instruments	$—	$(1,815)	$—	$(1,815)	$—	$(567)	$—	$(567)
Total	$—	$(1,815)	$—	$(1,815)	$—	$(567)	$—	$(567)

SLM CORPORATION 41

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$23,088,030	$20,497,675	$2,590,355	$21,062,548	$19,019,713	$2,042,835
FFELP Loans	601,203	589,888	11,315	618,186	607,155	11,031
Loans held for sale	26,202	26,202	—	29,448	29,448	—
Cash and cash equivalents	3,716,379	3,716,379	—	4,616,117	4,616,117	—
Trading investments	51,342	51,342	—	55,903	55,903	—
Available-for-sale investments	2,311,062	2,311,062	—	2,342,089	2,342,089	—
Accrued interest receivable	1,393,556	1,331,017	62,539	1,237,074	1,202,059	35,015
Tax indemnification receivable	2,858	2,858	—	2,816	2,816	—
Derivative instruments	—	—	—	972	972	—
Total earning assets	$31,190,632	$28,526,423	$2,664,209	$29,965,153	$27,876,272	$2,088,881
Interest-bearing liabilities:
Money-market and savings accounts	$11,671,878	$11,796,120	$124,242	$11,854,849	$11,959,828	$104,979
Certificates of deposit	9,637,370	10,005,546	368,176	9,175,339	9,486,819	311,480
Long-term borrowings	5,106,299	5,513,976	407,677	4,813,233	5,235,114	421,881
Accrued interest payable	91,943	91,943	—	71,586	71,586	—
Derivative instruments	1,815	1,815	—	567	567	—
Total interest-bearing liabilities	$26,509,305	$27,409,400	$900,095	$25,915,574	$26,753,914	$838,340

Excess of net asset fair value over carrying value			$3,564,304			$2,927,221

Please refer to Notes to Consolidated Financial Statements, Note 17, “Fair Value Measurements” in our 2022 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1, 2023, an additional 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1 of 2024 and 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
SLM CORPORATION 43

14.	Regulatory Capital (Continued)
At March 31, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Three Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	March 31, 2023	March 31, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $133 million and $160 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,979,433	12.0%	$1,738,576	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,979,433	12.0%	$2,111,128	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,297,674	13.3%	$2,607,863	>	10.5%
Tier 1 Capital (to Average Assets)	$2,979,433	10.0%	$1,188,369	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both March 31, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared no dividends to the Company for the three months ended March 31, 2023 and $108 million in dividends to the Company for the three months ended March 31, 2022, with the proceeds primarily used to fund the 2022 and 2021 Share
44 SLM CORPORATION

14.	Regulatory Capital (Continued)
Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

15. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2023, we had $684 million of outstanding contractual loan commitments which we expect to fund during the 2022/2023 academic year. At March 31, 2023, we had a $33 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
Regulatory Matters
For additional information regarding our regulatory matters, see Notes to Consolidated Financial Statements, Note 21, “Commitments, Contingencies and Guarantees” in our 2022 Form 10-K.
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

16. Subsequent Event
2023 Loan Sale
In April 2023, we identified a pool of $2 billion of Private Education Loans that we intend to sell in a transaction that is expected to close in May 2023. The transaction will be recognized in the second-quarter 2023 consolidated financial statements.
SLM CORPORATION 45

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023) (the “2022 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2022 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2023 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in our 2022 Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—Non-GAAP ‘Core Earnings’ ” in this Form 10-Q for the
46 SLM CORPORATION

quarter ended March 31, 2023 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity, and cash flows.
Impact of COVID-19 on Sallie Mae
For further discussion of the impact of the coronavirus 2019 or COVID-19 (“COVID-19”) pandemic on the Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae” in the 2022 Form 10-K.
The COVID-19 crisis was unprecedented and has had a significant impact on the economic environment globally and in the U.S. On April 10, 2023, President Biden signed into law a joint resolution that immediately terminates the COVID-19 national emergency. There still remains some uncertainty as to the length and breadth of the COVID-19 impact to the U.S. economy and, consequently, on us. Economists expect the impact of COVID-19 on the U.S. economy to continue to be significant into 2023 and beyond. See Part I, Item 1A. “Risk Factors — Pandemic Risk” in the 2022 Form 10-K for additional discussion regarding the risks associated with COVID-19.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended March 31,
	2023	2022
Net income attributable to SLM Corporation common stock	$114,455	$127,537
Diluted earnings per common share	$0.47	$0.45
Weighted average shares used to compute diluted earnings per common share	243,549	280,654
Return on assets(1)	1.7%	1.8%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,497,675	$20,586,223
Ending FFELP Loans, net	589,888	680,044
Ending total education loans, net	$21,087,563	$21,266,267

Ending Credit Cards, net(2)	$—	$25,408

Average education loans	$22,357,274	$22,548,810
Average Credit Cards(2)	$—	$26,622

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.
(2) Credit Card loans were transferred to loans held-for-sale at September 30, 2022.

SLM CORPORATION 47

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2023.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; Private Education Loan originations; funding sources; and non-GAAP “Core Earnings;”) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
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
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. We plan to transition these exposures to LIBOR by changing them to an alternative reference rate, either through modification or replacement, by June 30, 2023. Approximately $157 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.

48 SLM CORPORATION

The chart below depicts our current LIBOR exposure at March 31, 2023.

As of March 31, 2023 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$6,103,128
FFELP Loans	499,647
Available-for-sale investments	45,818
Total Assets	$6,648,593

Deposits	$1,872,573
Private Education Loan term securitizations - no contractual fallback	156,920
Private Education Loan term securitizations - alternative reference rate fallback	485,069
Total Liabilities	2,514,562

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$2,765,632

Off-Balance Sheet:
Pay LIBOR derivative notional	$702,309
Receive LIBOR derivative notional	1,285,120
Total derivative notional	1,987,429

Total Off-Balance Sheet	$1,987,429

See Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.

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
During the first three months of 2023, we made the following progress on the above corporate strategic imperatives.
2023-A Securitization
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent.

SLM CORPORATION 49

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Interest income:
Loans	$583	$458	$125	27%
Investments	11	5	6	120
Cash and cash equivalents	44	2	42	2,100
Total interest income	638	465	173	37
Total interest expense	233	90	143	159
Net interest income	405	375	30	8
Less: provisions for credit losses	114	98	16	16
Net interest income after provisions for credit losses	291	277	14	5
Non-interest income:
Gains on sales of loans, net	—	10	(10)	(100)
Gains (losses) on securities, net	2	(4)	6	150
Other income	20	16	4	25
Total non-interest income	22	22	—	—
Non-interest expenses:
Total operating expenses	155	132	23	17
Acquired intangible assets amortization expense	2	1	1	100
Total non-interest expenses	157	133	24	18
Income before income tax expense	156	166	(10)	(6)
Income tax expense	37	37	—	—
Net income	119	129	(10)	(8)
Preferred stock dividends	4	1	3	300
Net income attributable to SLM Corporation common stock	$114	$128	$(14)	(11)%
Basic earnings per common share	$0.47	$0.46	$0.01	2%
Diluted earnings per common share	$0.47	$0.45	$0.02	4%
Declared dividends per common share	$0.11	$0.11	$—	—%
50 SLM CORPORATION

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
For the three months ended March 31, 2023, net income attributable to common stock was $114 million, or $0.47 diluted earnings per common share, compared with net income attributable to common stock of $128 million, or $0.45 diluted earnings per common share, for the three months ended March 31, 2022.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $30 million in the current quarter compared with the year-ago quarter primarily due to a 41-basis point increase in our net interest margin, which more than offset a $192 million reduction in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin increased in the current quarter from the year-ago quarter primarily because our interest-earning assets repriced faster than our cost of funds as interest rates increased dramatically over the past year. Historically, during a period of rising interest rates, our net interest margin will typically increase because the yields on interest-earnings assets reprice more quickly than our cost of funds, and during a period of declining interest rates, we typically see our net interest margin decline.
•Provision for credit losses in the current quarter was $114 million, compared with $98 million in the year-ago quarter. During the first quarter of 2023, the increase in the provision for credit losses was primarily the result of new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook and recovery rates.
•Gains on sales of loans, net, in the current quarter decreased $10 million from the year-ago quarter, as there were no loan sales in the first quarter of 2023, versus $95 million in loan sales that occurred in the year-ago quarter.
•Gains (losses) on securities, net, were $2 million of gains in the current quarter compared with $4 million of losses in the year-ago quarter. The increase was due to the change in mark-to-fair value of our trading investments.
•Other income was $20 million in the first quarter of 2023, compared with $16 million in the year-ago quarter. In the first quarter of 2023, there was a $4 million increase in third-party servicing fees from the year-ago quarter and a $1 million increase in Private Education Loan late fees from the year-ago quarter. The increase in third-party servicing fees was due to an additional $2.4 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans.
•First-quarter 2023 total operating expenses were $155 million, compared with $132 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs, initiative spending, and higher FDIC assessment fees.
•During the first quarter of 2023, we recorded $2 million in amortization of acquired intangible assets versus $1 million in the year-ago quarter related to our acquisition of Nitro in the first quarter of 2022.
•First-quarter 2023 income tax expense was $37 million, unchanged from $37 million in the year-ago quarter. Our effective income tax rate increased to 24.0 percent in the first quarter of 2023 from 22.5 percent in the year-ago quarter. The increase in the effective rate for the first quarter of 2023 was primarily due to an increase in non-deductible expenses.

SLM CORPORATION 51

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
Non-GAAP “Core Earnings” are not a substitute for reported results under GAAP. We provide a non-GAAP “Core Earnings” basis of presentation because we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our non-GAAP “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts for the three months ended March 31, 2022. There were no gains (losses) on derivative and hedging activities in the three months ended March 31, 2023.

Three Months Ended March 31,
(Dollars in thousands)	2022
Unrealized gains (losses) on instruments not in a hedging relationship	$(248)
Interest reclassification	243
Gains (losses) on derivatives and hedging activities, net	$(5)

52 SLM CORPORATION

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$118,518	$128,812
Preferred stock dividends	4,063	1,275
GAAP net income attributable to SLM Corporation common stock	$114,455	$127,537

Adjustments:
Net impact of derivative accounting(1)	—	248
Net tax expense(2)	—	60
Total non-GAAP “Core Earnings” adjustments to GAAP	—	188
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$114,455	$127,725

GAAP diluted earnings per common share	$0.47	$0.45
Derivative adjustments, net of tax	—	0.01
Non-GAAP “Core Earnings” diluted earnings per common share	$0.47	$0.46

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

SLM CORPORATION 53

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2023		2022
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,755,202	10.66%	$21,858,270	8.38%
FFELP Loans	602,072	6.87	690,540	3.51
Credit Cards	27,722	12.28	26,622	3.95
Taxable securities	2,529,536	1.82	2,646,397	0.84
Cash and other short-term investments	3,919,113	4.52	3,535,198	0.20
Total interest-earning assets	28,833,645	8.97%	28,757,027	6.56%

Non-interest-earning assets	165,444		472,002

Total assets	$28,999,089		$29,229,029

Average Liabilities and Equity
Brokered deposits	$10,278,132	3.08%	$10,131,989	1.25%
Retail and other deposits	11,681,489	3.86	11,058,963	0.66
Other interest-bearing liabilities(1)	5,243,091	3.36	5,779,749	2.87
Total interest-bearing liabilities	27,202,712	3.47%	26,970,701	1.35%

Non-interest-bearing liabilities	21,461		97,582
Equity	1,774,916		2,160,746
Total liabilities and equity	$28,999,089		$29,229,029

Net interest margin		5.70%		5.29%

(1)  Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

54 SLM CORPORATION

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2023 vs. 2022
Interest income	$172,560	$171,321	$1,239
Interest expense	142,524	141,743	781
Net interest income	$30,036	$29,036	$1,000

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of March 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,306,839	$57	$4,306,896
Grace, repayment and other(2)	17,591,164	592,261	18,183,425
Total, gross	21,898,003	592,318	22,490,321
Deferred origination costs and unamortized premium/(discount)	75,051	1,497	76,548
Allowance for credit losses	(1,475,379)	(3,927)	(1,479,306)
Total loans held for investment portfolio, net	$20,497,675	$589,888	$21,087,563

% of total	97%	3%	100%

As of December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,659,323	$57	$3,659,380
Grace, repayment and other(2)	16,644,365	608,993	17,253,358
Total, gross	20,303,688	609,050	20,912,738
Deferred origination costs and unamortized premium/(discount)	69,656	1,549	71,205
Allowance for credit losses	(1,353,631)	(3,444)	(1,357,075)
Total loans held for investment portfolio, net	$19,019,713	$607,155	$19,626,868

% of total	97%	3%	100%

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

SLM CORPORATION 55

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended March 31,
(Dollars in thousands)	2023		2022
Private Education Loans	$21,755,202	97%	$21,858,270	97%
FFELP Loans	602,072	3	690,540	3
Credit Cards(1)	—	—	26,622	—
Total portfolio	$22,357,274	100%	$22,575,432	100%

(1) Credit Card loans were transferred to loans held-for-sale at September 30, 2022.

Loans Held for Investment, Net — Activity

Three Months Ended March 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	1,977,845	—	1,977,845
Variable-rate	470,132	—	470,132
Total acquisitions and originations	2,447,977	—	2,447,977
Capitalized interest and deferred origination cost premium amortization	119,184	5,904	125,088
Loan consolidations to third-parties	(285,483)	(8,586)	(294,069)
Allowance	(121,748)	(483)	(122,231)
Repayments and other	(681,968)	(14,102)	(696,070)
Ending balance	$20,497,675	$589,888	$21,087,563

Three Months Ended March 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	1,357,719	—	—	1,357,719
Variable-rate	836,916	—	21,323	858,239
Total acquisitions and originations	2,194,635	—	21,323	2,215,958
Capitalized interest and deferred origination cost premium amortization	114,691	6,567	(80)	121,178
Sales	(89,058)	—	—	(89,058)
Loan consolidations to third-parties	(499,431)	(8,683)	—	(508,114)
Allowance	(62,076)	78	(29)	(62,027)
Repayments and other	(697,912)	(10,872)	(18,761)	(727,545)
Ending balance	$20,586,223	$680,044	$25,408	$21,291,675

“Loan consolidations to third-parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at March 31, 2023
56 SLM CORPORATION

decreased by 3 percent compared with March 31, 2022, and now totals 41 percent of our Private Education Loans held for investment portfolio at March 31, 2023.
“Loan consolidations to third-parties” for the three months ended March 31, 2023 total 3.4 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at March 31, 2023, or 1.4 percent of our total Private Education Loans held for investment portfolio at March 31, 2023, compared with the year-ago period of 5.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 2.4 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time. In addition, in higher interest rate environments, such as occurred in the first quarter of 2023, we typically experience reduced loan consolidated activity.
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

	Three Months Ended March 31,
(Dollars in thousands)	2023	%	2022	%
Smart Option - interest only(1)	$478,162	20%	$430,329	20%
Smart Option - fixed pay(1)	808,246	33	711,395	32
Smart Option - deferred(1)	1,002,888	41	867,108	40
Graduate Loan(2)	151,912	6	150,460	7
Parent Loan(3)	38	—	29,365	1
Total Private Education Loan originations	$2,441,246	100%	$2,188,657	100%

Percentage of loans with a cosigner	89.1%		88.0%
Average FICO at approval(4)	746		748

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2022 Form 10-K for a further discussion.
(2) For the three months ended March 31, 2023, the Graduate Loan originations include $10.4 million of Smart Option Loans where the student was in a graduate status. For the three months ended March 31, 2022, the Graduate Loan originations include $1.4 million of Parent Loans and $9.7 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in December 2022.
(4) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 57

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended March 31, (dollars in thousands)	2023				2022
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,353,631	$3,444	$—	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	148,513	—	—	148,513	94,686	—	—	94,686
Less:
Charge-offs	(95,085)	(256)	(741)	(96,082)	(83,856)	(99)	(111)	(84,066)
Plus:
Recoveries	11,986	—	11	11,997	8,033	—	3	8,036
Provisions for credit losses:
Provision, current period	56,334	739	730	57,803	48,460	21	137	48,618
Loan sale reduction to provision	—	—	—	—	(5,247)	—	—	(5,247)
Total provisions for credit losses(2)	56,334	739	730	57,803	43,213	21	137	43,371
Ending balance	$1,475,379	$3,927	$—	$1,479,306	$1,221,053	$3,999	$2,310	$1,227,362

(1)  See Notes to Consolidated Financial Statements, Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, (dollars in thousands)
	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$56,334	$43,213
Provisions for unfunded loan commitments	56,309	54,679
Total Private Education Loan provisions for credit losses	112,643	97,892
Other impacts to the provisions for credit losses:
FFELP Loans	739	21
Credit Cards	730	137
Total	1,469	158
Provisions for credit losses reported in consolidated statements of income	$114,112	$98,050

58 SLM CORPORATION

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2023, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 41 percent of our total Private Education Loans held for investment portfolio at March 31, 2023, compared with 42 percent at March 31, 2022.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Credit Losses” and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2022 Form 10-K.
The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2023		2022
March 31, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,686,386		$5,405,952
Loans in forbearance(2)	221,158		234,260
Loans in repayment and percentage of each status:
Loans current	15,446,182	96.6%	15,530,080	96.5%
Loans delinquent 30-59 days(3)	267,000	1.7	260,535	1.6
Loans delinquent 60-89 days(3)	140,786	0.9	169,060	1.1
Loans 90 days or greater past due(3)	136,491	0.8	135,482	0.8
Total Private Education Loans in repayment	15,990,459	100.0%	16,095,157	100.0%
Total Private Education Loans, gross	21,898,003		21,735,369
Private Education Loans deferred origination costs and unamortized premium/(discount)	75,051		71,907
Total Private Education Loans	21,973,054		21,807,276
Private Education Loans allowance for losses	(1,475,379)		(1,221,053)
Private Education Loans, net	$20,497,675		$20,586,223

Percentage of Private Education Loans in repayment		73.0%		74.1%

Delinquencies as a percentage of Private Education Loans in repayment		3.4%		3.5%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.4%		1.4%
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment decreased to 3.4 percent at March 31, 2023 from 3.5 percent at March 31, 2022, and the forbearance rate remained unchanged at 1.4 percent at March 31, 2023 and March 31, 2022. The delinquency rate at March 31, 2023 was slightly lower than the year-ago quarter due to several factors, including the improving collection practices and staffing we implemented in late
SLM CORPORATION 59

2022 to address the prior trend of increasing credit losses. In addition, the year-ago quarter’s delinquencies were affected by certain loans whose borrowers took a “gap year” during the pandemic entering full principal and interest repayment status starting in late 2021 and early 2022. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2022 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$1,353,631	$1,158,977
Transfer from unfunded commitment liability(1)	148,513	94,686
Provision for credit losses:
Provision, current period	56,334	48,460
Loan sale reduction to provision	—	(5,247)
Total provision	56,334	43,213
Net charge-offs:
Charge-offs	(95,085)	(83,856)
Recoveries	11,986	8,033
Net charge-offs	(83,099)	(75,823)
Ending balance	$1,475,379	$1,221,053

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.40%	5.37%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)	9.00%	7.43%
Allowance coverage of net charge-offs (annualized)	4.44	4.03
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.11%	1.89%
Delinquencies as a percentage of ending loans in repayment(2)	3.40%	3.51%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.36%	1.43%
Ending total loans, gross	$21,898,003	$21,735,369
Average loans in repayment(2)	$15,764,143	$16,013,289
Ending loans in repayment(2)	$15,990,459	$16,095,157
Accrued interest to be capitalized	$1,150,802	$993,698
Accrued interest to be capitalized on loans in repayment(3)	$408,263	$331,405
(1) See Notes to Consolidated Financial Statements, Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(3) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest payment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).

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
60 SLM CORPORATION

Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but for purposes of the tables below, do not include those loans while they are in forbearance). Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2023, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1.0 percent. Approximately 73 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months. The March 31, 2022 Form 10-Q incorrectly reported the breakout of the “aged by number of months in active repayment status” categories; the March 31, 2022 table below reflects reclassifications in “aged by number of months in active repayment status” categories to be consistent with the current period presentation. There was no effect to the total loan portfolio balances.

As of March 31, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,686	$5,686
Loans in forbearance	126	36	23	15	21	—	221
Loans in repayment - current	4,761	3,594	2,092	1,638	3,362	—	15,447
Loans in repayment - delinquent 30-59 days	82	55	37	28	65	—	267
Loans in repayment - delinquent 60-89 days	47	27	19	16	32	—	141
Loans in repayment - 90 days or greater past due	46	27	18	14	31	—	136
Total	$5,062	$3,739	$2,189	$1,711	$3,511	$5,686	21,898
Deferred origination costs and unamortized premium/(discount)							75
Allowance for credit losses							(1,475)
Total Private Education Loans, net							$20,498

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.78%	0.22%	0.14%	0.09%	0.13%	—%	1.36%

SLM CORPORATION 61

As of March 31, 2022 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,406	$5,406
Loans in forbearance	141	35	23	15	20	—	234
Loans in repayment - current	4,772	3,353	2,456	1,655	3,294	—	15,530
Loans in repayment - delinquent 30-59 days	92	48	38	28	55	—	261
Loans in repayment - delinquent 60-89 days	71	28	22	16	32	—	169
Loans in repayment - 90 days or greater past due	56	24	18	12	25	—	135
Total	$5,132	$3,488	$2,557	$1,726	$3,426	$5,406	21,735
Deferred origination costs and unamortized premium/(discount)							72
Allowance for credit losses							(1,221)
Total Private Education Loans, net							$20,586

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.86%	0.21%	0.15%	0.09%	0.12%	—%	1.43%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2023 and December 31, 2022.

As of March 31, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$218,517	$246,043	$14,404,070	$3,745	$1,118,084	$15,990,459
$ in total	$304,344	$246,828	$19,749,090	$3,804	$1,593,937	$21,898,003

As of December 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$216,513	$261,316	$13,599,750	$4,565	$1,047,406	$15,129,550
$ in total	$308,884	$262,602	$18,218,925	$4,602	$1,508,675	$20,303,688
(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date continued to be processed, and final disbursements under those loans occurred in December 2022.
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

62 SLM CORPORATION

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)
March 31, 2023	$1,304,726	$6,638	$6,523
December 31, 2022	$1,177,562	$6,609	$8,121
March 31, 2022	$1,241,574	$6,292	$5,505
(1)The allowance for uncollectible interest at March 31, 2023, December 31, 2022, and March 31, 2022 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at March 31, 2023, December 31, 2022, and March 31, 2022, relates to $154 million, $240 million, and $248 million, respectively, of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.2 billion, $937 million, and $994 million, at March 31, 2023, December 31, 2022, and March 31, 2022, respectively) is reserved in the allowance for credit losses.

SLM CORPORATION 63

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
Interest-bearing deposits as of March 31, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion and $8.0 billion of our deposit total as of March 31, 2023 and December 31, 2022, respectively. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2023	December 31, 2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,506	$—
Sallie Mae Bank(1)	3,712,873	4,617,533
Available-for-sale investments	1,993,984	2,012,901
Total unrestricted cash and liquid investments	$5,710,363	$6,630,434

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
64 SLM CORPORATION

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$5,389	$9,674
Sallie Mae Bank(1)	3,721,807	3,308,624
Available-for-sale investments	2,002,111	2,452,193
Total unrestricted cash and liquid investments	$5,729,307	$5,770,491
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$21,801,666	$21,446,647
Deposits - non-interest-bearing	2,000	1,424
Total deposits	$21,803,666	$21,448,071

Our total deposits of $21.8 billion were comprised of $10.3 billion in brokered deposits and $11.5 billion in retail and other deposits at March 31, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of March 31, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $8.0 billion and $8.0 billion of our deposit total as of March 31, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended March 31, 2023 and 2022, respectively. Fees paid to third-party brokers related to brokered CDs were $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

Interest bearing deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$10,788,126	4.26%	$10,977,242	3.75%
Savings	1,007,994	3.75	982,586	3.15
Certificates of deposit	10,005,546	2.97	9,486,819	2.57
Deposits - interest bearing	$21,801,666		$21,446,647
(1) Includes the effect of interest rate swaps in effective hedge relationships.
SLM CORPORATION 65

As of March 31, 2023 and December 31, 2022, there were $471 million and $615 million, respectively, of deposits exceeding FDIC insurance limits. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms. Accrued interest on deposits was $69 million and $59 million at March 31, 2023 and December 31, 2022, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.0 percent and 10.0 percent, respectively, of our total notional derivative contracts of $2.0 billion at March 31, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2023 was $(47) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $11 million and $12 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2023.

66 SLM CORPORATION

As of March 31, 2023 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$11,216
Exposure to counterparties with credit ratings, net of collateral	$11,216
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2023. As of March 31, 2023, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1, 2023, an additional 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1 of 2024 and 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of
SLM CORPORATION 67

25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At March 31, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Three Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	March 31, 2023	March 31, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $133 million and $160 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,979,433	12.0%	$1,738,576	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,979,433	12.0%	$2,111,128	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,297,674	13.3%	$2,607,863	>	10.5%
Tier 1 Capital (to Average Assets)	$2,979,433	10.0%	$1,188,369	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For March 31, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

68 SLM CORPORATION

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared no dividends and $108 million in dividends to the Company for the three months ended March 31, 2023 and 2022, respectively, with the proceeds primarily used to fund the 2022 and 2021 Share Repurchase Programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2023 and December 31, 2022, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$989,788	$989,788	$—	$988,986	$988,986
Total unsecured borrowings	—	989,788	989,788	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,759,190	3,759,190	—	3,462,363	3,462,363
Variable-rate	—	764,998	764,998	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,524,188	4,524,188	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,524,188	4,524,188	—	4,246,128	4,246,128
Total	$—	$5,513,976	$5,513,976	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 17, 2022, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 16, 2023. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 16, 2024 (or earlier, if certain material adverse events occur). At both March 31, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2023 or in the year ended December 31, 2022.
SLM CORPORATION 69

We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $2.1 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2023 or in the year ended December 31, 2022.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2023, we had $684 million of outstanding contractual loan commitments that we expect to fund during the 2022/2023 academic year. At March 31, 2023, we had a $33 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies can be found in our 2022 Form 10-K.

70 SLM CORPORATION

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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2023 and 2022, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
Due to the low interest rate environment in early 2022, results for downward 100 and 300-basis point rate shocks were not presented because they did not provide a meaningful indication of interest rate sensitivity at that time. As interest rates rose, the 100-basis point downward rate shock was added to the model in the second quarter of 2022 and the 300-basis point downward rate shock was added in the fourth quarter of 2022. The EAR results for March 31, 2023 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than results from one year ago, but remain well within established trigger and threshold limits.

	2023				2022
As of March 31,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-0.1%	-0.1%	0.0%	-0.2%	-0.1%	0.0%	N/A	N/A
EAR - Ramp	+0.7%	+0.2%	-0.3%	-0.9%	-0.3%	-0.1%	N/A	N/A
EVE	-12.7%	-4.7%	+5.1%	+15.1%	-13.3%	-4.5%	N/A	N/A

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
SLM CORPORATION 71

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2023. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of March 31, 2023 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$1,456.7	$(1,456.7)
SOFR Rate	daily/weekly/monthly	3,125.9	2,996.3	129.6
3-month Treasury bill	weekly	92.7	—	92.7
Prime	monthly	26.6	—	26.6
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	6,149.0	1,931.7	4,217.3
1-month LIBOR	daily	499.6	—	499.6
Non-Discrete reset(2)	daily/weekly	3,949.5	3,976.2	(26.7)
Fixed-Rate(3)		15,610.6	18,841.9	(3,231.3)
Total		$29,453.9	$29,453.9	$—

(1)     Funding (by index) includes the impact of all derivatives that qualify as effective hedges.
(2)     Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.
(3)     Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDAs swapped to fixed-rates, and stockholders' equity.

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective, 3-month LIBOR, 1-Month LIBOR monthly, 1-Month LIBOR daily, and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR, and 1-Month LIBOR categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.6 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
72 SLM CORPORATION

are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices, resulting in a negative impact to our earnings.
Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2023.

As of March 31, 2023 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.00
Cash and investments	1.42
Total earning assets	4.20

Deposits
Short-term deposits	0.91
Long-term deposits	2.24
Total deposits	1.26

Borrowings
Long-term borrowings	3.47
Total borrowings	3.47

SLM CORPORATION 73

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

74 SLM CORPORATION

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
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2022 Form 10-K.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2023.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2023	267	$16.97	—	$581,000
February 1 - February 28, 2023	668	$15.02	—	$581,000
March 1 - March 31, 2023	14	$13.61	—	$581,000
Total first-quarter 2023	949	$15.55	—

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of March 31, 2023, we had $581 million remaining under the 2022 Share Repurchase Program.
(3)    In the first quarter of 2023, we did not repurchase shares under any 10b5-1 trading plan. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2023 was $12.39.

Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
SLM CORPORATION 75

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Performance Stock Unit Term Sheet.

10.3	Retention Agreement between Steven J. McGarry and the Company dated March 2, 2023.

10.4	Agreement and Release between Daniel Kennedy and the Company effective March 30, 2023.

10.5	SLM Corporation Amended and Restated Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 21, 2023).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

76 SLM CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 26, 2023

SLM CORPORATION 77