Form 10-Q
period 2023-06-30
SLM Corp
filed 2023-07-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2023, there were 226,080,858 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,875,758	$4,616,117
Investments:
Trading investments at fair value (cost of $43,260 and $47,554, respectively)	52,146	55,903
Available-for-sale investments at fair value (cost of $2,563,816 and $2,554,332, respectively)	2,372,846	2,342,089
Other investments	95,771	94,716
Total investments	2,520,763	2,492,708
Loans held for investment (net of allowance for losses of $1,364,716 and $1,357,075, respectively)	19,219,518	19,626,868
Loans held for sale	—	29,448
Restricted cash	150,585	156,719
Other interest-earning assets	11,952	11,162
Accrued interest receivable	1,300,136	1,202,059
Premises and equipment, net	134,895	140,728
Goodwill and acquired intangible assets, net	113,756	118,273
Income taxes receivable, net	325,063	380,058
Tax indemnification receivable	2,902	2,816
Other assets	53,075	34,073
Total assets	$27,708,403	$28,811,029

Liabilities
Deposits	$20,361,485	$21,448,071
Long-term borrowings	5,213,698	5,235,114
Other liabilities	326,856	400,874
Total liabilities	25,902,039	27,084,059
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 438.0 million and 435.1 million shares issued, respectively	87,599	87,025
Additional paid-in capital	1,129,537	1,109,072
Accumulated other comprehensive loss (net of tax benefit of ($26,845) and ($30,160), respectively)	(83,564)	(93,870)
Retained earnings	3,485,732	3,163,640
Total SLM Corporation stockholders’ equity before treasury stock	4,870,374	4,516,937
Less: Common stock held in treasury at cost: 211.9 million and 194.4 million shares, respectively	(3,064,010)	(2,789,967)
Total equity	1,806,364	1,726,970
Total liabilities and equity	$27,708,403	$28,811,029

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans	$568,342	$446,040	$1,151,126	$904,084
Investments	12,037	8,513	23,368	13,992
Cash and cash equivalents	53,526	8,478	97,009	9,993
Total interest income	633,905	463,031	1,271,503	928,069
Interest expense:
Deposits	191,407	60,468	374,938	110,005
Interest expense on short-term borrowings	3,299	2,973	6,317	5,848
Interest expense on long-term borrowings	52,568	36,782	98,549	74,376
Total interest expense	247,274	100,223	479,804	190,229
Net interest income	386,631	362,808	791,699	737,840
Less: provisions for credit losses	17,729	30,545	131,841	128,595
Net interest income after provisions for credit losses	368,902	332,263	659,858	609,245
Non-interest income:
Gains on sales of loans, net	124,754	239,997	124,745	249,878
Gains (losses) on securities, net	(1,213)	667	498	(2,913)
Gains (losses) on derivatives and hedging activities, net	—	—	—	(5)
Other income	20,513	17,589	40,522	33,218
Total non-interest income	144,054	258,253	165,765	280,178
Non-interest expenses:
Operating expenses:
Compensation and benefits	78,233	66,011	165,882	137,992
FDIC assessment fees	9,851	1,225	21,380	6,909
Other operating expenses	66,080	64,494	121,441	118,835
Total operating expenses	154,164	131,730	308,703	263,736
Acquired intangible assets amortization expense	2,245	2,417	4,517	3,150
Total non-interest expenses	156,409	134,147	313,220	266,886
Income before income tax expense	356,547	456,369	512,403	622,537
Income tax expense	91,482	114,296	128,820	151,652
Net income	265,065	342,073	383,583	470,885
Preferred stock dividends	4,274	1,757	8,337	3,032
Net income attributable to SLM Corporation common stock	$260,791	$340,316	$375,246	$467,853
Basic earnings per common share	$1.11	$1.30	$1.57	$1.74
Average common shares outstanding	235,061	261,333	238,261	269,112
Diluted earnings per common share	$1.10	$1.29	$1.56	$1.72
Average common and common equivalent shares outstanding	237,592	264,122	240,554	272,343
Declared dividends per common share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$265,065	$342,073	$383,583	$470,885
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(14,512)	(48,188)	21,044	(129,229)
Unrealized gains (losses) on cash flow hedges	7,575	15,895	(7,424)	68,425
Total unrealized gains (losses)	(6,937)	(32,293)	13,620	(60,804)
Income tax (expense) benefit	1,706	7,808	(3,314)	14,702
Other comprehensive income (loss), net of tax (expense) benefit	(5,231)	(24,485)	10,306	(46,102)
Total comprehensive income	$259,834	$317,588	$393,889	$424,783

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2023	2,510,696	437,644,884	(195,395,127)	242,249,757	$251,070	$87,530	$1,121,082	$(78,333)	$3,250,478	$(2,804,732)	$1,827,095
Net income	—	—	—	—	—	—	—	—	265,065	—	265,065
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,231)	—	—	(5,231)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	259,834
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(25,303)	—	(25,303)
Preferred Stock, Series B ($1.70 per share)	—	—	—	—	—	—	—	—	(4,274)	—	(4,274)
Issuance of common shares	—	349,009	—	349,009	—	69	163	—	(234)	—	(2)
Stock-based compensation expense	—	—	—	—	—	—	8,292	—	—	—	8,292
Common stock repurchased	—	—	(16,389,696)	(16,389,696)	—	—	—	—	—	(257,402)	(257,402)
Shares repurchased related to employee stock-based compensation plans	—	—	(128,212)	(128,212)	—	—	—	—	—	(1,876)	(1,876)
Balance at June 30, 2023	2,510,696	437,993,893	(211,913,035)	226,080,858	$251,070	$87,599	$1,129,537	$(83,564)	$3,485,732	$(3,064,010)	$1,806,364

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	470,885	—	470,885
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(46,102)	—	—	(46,102)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	424,783
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(58,576)	—	(58,576)
Preferred Stock, Series B ($1.21 per share)	—	—	—	—	—	—	—	—	(3,032)	—	(3,032)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	784	—	(801)	—	(17)
Issuance of common shares	—	3,088,710	—	3,088,710	—	618	(168)	—	—	—	450
Stock-based compensation expense	—	—	—	—	—	—	20,296	—	—	—	20,296
Common stock repurchased	—	—	(29,530,400)	(29,530,400)	—	—	—	—	—	(536,038)	(536,038)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,130,903)	(1,130,903)	—	—	—	—	—	(20,767)	(20,767)
Balance at June 30, 2022	2,510,696	435,102,082	(183,717,942)	251,384,140	$251,070	$87,021	$1,095,296	$(63,999)	$3,225,610	$(2,618,188)	$1,976,810

See accompanying notes to consolidated financial statements.

8 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	383,583	—	383,583
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,306	—	—	10,306
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	393,889
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(51,938)	—	(51,938)
Preferred Stock, Series B ($3.32 per share)	—	—	—	—	—	—	—	—	(8,337)	—	(8,337)
Issuance of common shares	—	2,872,753		2,872,753	—	574	637	—	(1,216)	—	(5)
Stock-based compensation expense	—	—	—	—	—	—	19,828	—	—	—	19,828
Common stock repurchased	—	—	(16,389,696)	(16,389,696)	—	—	—	—	—	(257,402)	(257,402)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,077,643)	(1,077,643)	—	—	—	—	—	(16,641)	(16,641)
Balance at June 30, 2023	2,510,696	437,993,893	(211,913,035)	226,080,858	$251,070	$87,599	$1,129,537	$(83,564)	$3,485,732	$(3,064,010)	$1,806,364

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Operating activities
Net income	$383,583	$470,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	131,841	128,595
Income tax expense	128,820	151,652
Amortization of brokered deposit placement fee	5,986	6,575
Amortization of Secured Borrowing Facility upfront fee	1,441	1,218
Amortization of deferred loan origination costs and loan premium/(discounts), net	6,402	8,186
Net amortization of discount on investments	(1,317)	1,022
Increase in tax indemnification receivable	(86)	(221)
Depreciation of premises and equipment	9,145	8,489
Acquired intangible assets amortization expense	4,517	3,150
Stock-based compensation expense	19,828	20,296
Unrealized (gains) losses on derivatives and hedging activities, net	(339)	(27)
Gains on sales of loans, net	(124,745)	(249,878)
(Gains) losses on securities, net	(498)	2,913
Acquisition transaction costs, net	—	2,602
Other adjustments to net income, net	8,883	7,983
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(511,089)	(372,454)
Increase in non-marketable securities	(691)	(992)
Increase in other interest-earning assets	(790)	(528)
Increase in other assets	(37,573)	(39,862)
Decrease in income taxes payable, net	(74,596)	(118,724)
Increase in accrued interest payable	10,433	(2,535)
Decrease in other liabilities	(17,301)	(25,846)
Total adjustments	(441,729)	(468,386)
Total net cash (used in) provided by operating activities	(58,146)	2,499
Investing activities
Loans acquired and originated	(3,132,075)	(2,857,411)
Net proceeds from sales of loans held for investment and loans held for sale	2,157,028	2,333,188
Proceeds from FFELP Loan claim payments	26,477	14,642
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	1,605,292	2,007,215
Purchases of available-for-sale securities	(44,782)	(753,129)
Proceeds from sales and maturities of available-for-sale securities	148,092	741,059
Purchase of subsidiary, net of cash acquired	—	(127,568)
Total net cash provided by investing activities	760,032	1,357,996
Financing activities
Brokered deposit placement fee	(2,634)	(3,790)
Net decrease in certificates of deposit	(303,027)	(1,131,940)
Net increase (decrease) in other deposits	(793,068)	353,506
Borrowings collateralized by loans in securitization trusts - issued	569,513	—
Borrowings collateralized by loans in securitization trusts - repaid	(596,692)	(716,561)
Issuance costs for unsecured debt offering	(15)	(360)
Fees paid on Secured Borrowing Facility	(2,850)	(2,833)
Common stock dividends paid	(51,938)	(58,576)
Preferred stock dividends paid	(8,337)	(3,032)
Common stock repurchased	(259,331)	(545,498)
Total net cash used in financing activities	(1,448,379)	(2,109,084)
Net decrease in cash, cash equivalents and restricted cash	(746,493)	(748,589)
Cash, cash equivalents and restricted cash at beginning of period	4,772,836	4,545,344
10 SLM CORPORATION

Cash, cash equivalents and restricted cash at end of period	$4,026,343	$3,796,755
Cash disbursements made for:
Interest	$449,268	$174,681
Income taxes paid	$82,307	$120,330
Income taxes refunded	$(8,157)	$(2,023)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,875,758	$3,649,651
Restricted cash	150,585	147,104
Total cash, cash equivalents and restricted cash	$4,026,343	$3,796,755

See accompanying notes to consolidated financial statements.
SLM CORPORATION 11

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
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

12 SLM CORPORATION

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
At June 30, 2023 and December 31, 2022, we had $52 million and $56 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of June 30, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$419,251	$—	$1	$(66,340)	$352,912
Utah Housing Corporation bonds	3,460	—	—	(405)	3,055
U.S. government-sponsored enterprises and Treasuries	1,708,890	—	—	(103,082)	1,605,808
Other securities	432,215	—	129	(21,273)	411,071
Total	$2,563,816	$—	$130	$(191,100)	$2,372,846

As of December 31, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$389,067	$—	$2	$(68,705)	$320,364
Utah Housing Corporation bonds	3,584	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	1,804,726	—	—	(115,416)	1,689,310
Other securities	356,955	—	33	(27,800)	329,188
Total	$2,554,332	$—	$35	$(212,278)	$2,342,089

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

SLM CORPORATION 13

2.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2023:
Mortgage-backed securities	$(879)	$44,532	$(65,461)	$308,309	$(66,340)	$352,841
Utah Housing Corporation bonds	—	—	(405)	3,055	(405)	3,055
U.S. government-sponsored enterprises and Treasuries	(4,419)	93,990	(98,663)	1,511,818	(103,082)	1,605,808
Other securities	(4,121)	195,551	(17,152)	161,252	(21,273)	356,803
Total	$(9,419)	$334,073	$(181,681)	$1,984,434	$(191,100)	$2,318,507

As of December 31, 2022:
Mortgage-backed securities	$(13,956)	$99,598	$(54,749)	$220,576	$(68,705)	$320,174
Utah Housing Corporation bonds	(357)	3,227	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	(28,128)	689,300	(87,288)	1,000,010	(115,416)	1,689,310
Other securities	(15,852)	232,546	(11,948)	92,883	(27,800)	325,429
Total	$(58,293)	$1,024,671	$(153,985)	$1,313,469	$(212,278)	$2,338,140

At June 30, 2023 and December 31, 2022, 211 of 216 and 191 of 194, respectively, of our available-for-sale securities were in an unrealized loss position.
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
14 SLM CORPORATION

2.	Investments (Continued)
As of June 30, 2023, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of June 30, 2023 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2023	$65,001	$64,075
2024	698,726	670,849
2025	298,314	283,644
2026	548,440	493,250
2027	98,409	93,990
2038	70	71
2039	693	681
2042	2,483	2,148
2043	4,263	3,830
2044	5,357	4,906
2045	5,254	4,678
2046	7,902	6,965
2047	8,311	7,331
2048	2,051	1,949
2049	16,013	14,251
2050	112,190	90,329
2051	158,214	126,858
2052	55,191	48,119
2053	143,586	133,023
2054	79,538	72,081
2055	94,046	90,092
2056	109,203	109,203
2058	50,561	50,523
Total	$2,563,816	$2,372,846

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $562 million and $547 million par value of securities pledged to this borrowing facility at June 30, 2023 and December 31, 2022, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In March 2023 our $5 million investment in a convertible debt security, classified as a trading investment, and the related accrued interest were converted into equity securities and were reclassified to investments in non-marketable securities. As of June 30, 2023, and December 31, 2022, our total investment in these securities was $14 million and $8 million, respectively.

SLM CORPORATION 15

2.	Investments (Continued)

Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $76 million at June 30, 2023 and $80 million at December 31, 2022. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $40 million at June 30, 2023 and $46 million at December 31, 2022.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at June 30, 2023 and $9 million at December 31, 2022. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans and FFELP Loans. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We use “Credit Cards” to refer to the suite of Credit Cards that we previously held. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale and subsequently sold the Credit Card portfolio to a third party in May 2023. For additional information, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale” in this Form 10-Q.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to LIBOR, the London interbank offered rate, or SOFR, the Secured Overnight Financing Rate. As of June 30, 2023 and December 31, 2022, 40 percent and 45 percent, respectively, of all of our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first six months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. In the first six months of 2022, we recognized $250 million in gains from the sale of approximately $2.24 billion of our Private Education Loans, including $2.10 billion of principal and $142 million in capitalized interest, to unaffiliated third parties. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.

16 SLM CORPORATION

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Private Education Loans:
Fixed-rate	$11,965,510	$11,108,079
Variable-rate	7,972,853	9,195,609
Total Private Education Loans, gross	19,938,363	20,303,688
Deferred origination costs and unamortized premium/(discount)	70,835	69,656
Allowance for credit losses	(1,360,294)	(1,353,631)
Total Private Education Loans, net	18,648,904	19,019,713

FFELP Loans	573,597	609,050
Deferred origination costs and unamortized premium/(discount)	1,439	1,549
Allowance for credit losses	(4,422)	(3,444)
Total FFELP Loans, net	570,614	607,155
Loans held for investment, net	$19,219,518	$19,626,868

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years and 5.0 years at June 30, 2023 and December 31, 2022, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2023		2022
Three Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,704,907	10.79%	$20,259,956	8.69%
FFELP Loans	585,131	7.10	675,081	4.01
Credit Cards(1)	—	—	28,220	4.00
Total portfolio	$21,290,038		$20,963,257

	2023		2022
Six Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,227,153	10.72%	$21,054,698	8.53%
FFELP Loans	593,555	6.98	682,768	3.76
Credit Cards(1)	—	—	27,425	3.97
Total portfolio	$21,820,708		$21,764,891

(1) Credit Card loans were transferred to loans held for sale at September 30, 2022 and were subsequently sold to a third party in May 2023.

SLM CORPORATION 17

4. Loans Held for Sale
We had no loans held for sale at June 30, 2023 and $29 million in loans held for sale at December 31, 2022. The balance at December 31, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, when the loans were transferred to held for sale, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million. In May 2023, we sold our Credit Card loan portfolio to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We recorded a loss of $4 million related to the sale in the second quarter of 2023.

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

18 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Three Months Ended June 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,927	$1,475,379	$—	$1,479,306
Transfer from unfunded commitment liability(1)	—	28,188	—	28,188
Provisions:
Provision for current period	820	96,102	(730)	96,192
Loan sale reduction to provision	—	(136,531)	—	(136,531)
Total provisions(2)	820	(40,429)	(730)	(40,339)
Net charge-offs:
Charge-offs	(325)	(114,550)	741	(114,134)
Recoveries	—	11,706	(11)	11,695
Net charge-offs	(325)	(102,844)	730	(102,439)
Ending Balance	$4,422	$1,360,294	$—	$1,364,716
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,422	$1,360,294	$—	$1,364,716
Loans(3):
Ending balance: collectively evaluated for impairment	$573,597	$19,938,363	$—	$20,511,960
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,136,973	$—	$1,136,973
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.29%	2.69%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.77%	6.45%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.02%	9.03%	—%
Allowance coverage of net charge-offs (annualized)	3.40	3.31	—
Ending total loans, gross	$573,597	$19,938,363	$—
Average loans in repayment(4)	$441,749	$15,269,101	$—
Ending loans in repayment(4)	$431,543	$14,652,527	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$408,923	$—
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(40,429)
Provisions for unfunded loan commitments	58,068
Total Private Education Loan provisions for credit losses	17,639
Other impacts to the provisions for credit losses:
FFELP Loans	820
Credit Cards	(730)
Total	90
Provisions for credit losses reported in consolidated statements of income	$17,729

(3) For the three months ended June 30, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
SLM CORPORATION 19

5.	Allowance for Credit Losses (Continued)

Three Months Ended June 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,999	$1,221,053	$2,310	$1,227,362
Transfer from unfunded commitment liability(1)	—	40,528	—	40,528
Provisions:
Provision for current period	60	24,531	459	25,050
Loan sale reduction to provision	—	(115,852)	—	(115,852)
Total provisions(2)	60	(91,321)	459	(90,802)
Net charge-offs:
Charge-offs	(130)	(106,493)	(376)	(106,999)
Recoveries	—	10,977	—	10,977
Net charge-offs	(130)	(95,516)	(376)	(96,022)
Ending Balance	$3,929	$1,074,744	$2,393	$1,081,066
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,929	$1,074,744	$2,393	$1,081,066
Loans(3):
Ending balance: collectively evaluated for impairment	$665,666	$19,519,185	$28,900	$20,213,751
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,029,381	$—	$1,029,381
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.10%	2.56%	5.33%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.59%	5.23%	8.28%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.73%	7.22%	8.28%
Allowance coverage of net charge-offs (annualized)	7.56	2.81	1.59
Ending total loans, gross	$665,666	$19,519,185	$28,900
Average loans in repayment(4)	$537,449	$14,901,040	$28,243
Ending loans in repayment(4)	$538,081	$14,525,259	$28,900
Accrued interest to be capitalized on loans in repayment(6)	$—	$359,343	$—
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
(3) For the three months ended June 30, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
20 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$3,444	$1,353,631	$1,357,075
Transfer from unfunded commitment liability(1)	—	176,701	176,701
Provisions:
Provision for current period	1,559	152,436	153,995
Loan sale reduction to provision	—	(136,531)	(136,531)
Total provisions(2)	1,559	15,905	17,464
Net charge-offs:
Charge-offs	(581)	(209,635)	(210,216)
Recoveries	—	23,692	23,692
Net charge-offs	(581)	(185,943)	(186,524)
Ending Balance	$4,422	$1,360,294	$1,364,716
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,422	$1,360,294	$1,364,716
Loans(3):
Ending balance: collectively evaluated for impairment	$573,597	$19,938,363	$20,511,960
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,136,973	$1,136,973
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.26%	2.41%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.77%	6.45%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.02%	9.03%
Allowance coverage of net charge-offs (annualized)	3.81	3.66
Ending total loans, gross	$573,597	$19,938,363
Average loans in repayment(4)	$446,655	$15,448,931
Ending loans in repayment(4)	$431,543	$14,652,527
Accrued interest to be capitalized on loans in repayment(6)	$—	$408,923
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$15,905
Provisions for unfunded loan commitments	114,377
Total Private Education Loan provisions for credit losses	130,282
Other impacts to the provisions for credit losses:
FFELP Loans	1,559
Total	1,559
Provisions for credit losses reported in consolidated statements of income	$131,841

(3) For the six months ended June 30, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
SLM CORPORATION 21

5.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	135,214	—	135,214
Provisions:
Provision for current period	81	72,991	596	73,668
Loan sale reduction to provision	—	(121,099)	—	(121,099)
Total provisions(2)	81	(48,108)	596	(47,431)
Net charge-offs:
Charge-offs	(229)	(190,349)	(487)	(191,065)
Recoveries	—	19,010	3	19,013
Net charge-offs	(229)	(171,339)	(484)	(172,052)
Ending Balance	$3,929	$1,074,744	$2,393	$1,081,066
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,929	$1,074,744	$2,393	$1,081,066
Loans(3):
Ending balance: collectively evaluated for impairment	$665,666	$19,519,185	$28,900	$20,213,751
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,029,381	$—	$1,029,381
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.08%	2.23%	3.54%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.59%	5.23%	8.28%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.73%	7.22%	8.28%
Allowance coverage of net charge-offs (annualized)	8.58	3.14	2.47
Ending total loans, gross	$665,666	$19,519,185	$28,900
Average loans in repayment(4)	$541,133	$15,366,023	$27,375
Ending loans in repayment(4)	$538,081	$14,525,259	$28,900
Accrued interest to be capitalized on loans in repayment(6)	$—	$359,343	$—
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
(3) For the six months ended June 30, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
Allowance for Credit Losses
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, home price index, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we used forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At June 30, 2022, December 31, 2022, and June 30, 2023, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and collection agencies. This improved our estimate of recovery rates in the second quarter of 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.
Provisions for credit losses in the six months ended June 30, 2023 increased by $3 million compared with the year-ago period. During the six months ended June 30, 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook, which were offset by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first six months of 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery program noted above). In the year-ago period, the provision for credit losses was primarily affected by new loan commitments and additional management overlays, which were partially offset by negative provisions recorded related to $2.24 billion in Private Education Loans sold in the first six months of 2022, improved economic forecasts, and faster prepayment rates.
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
When we give a borrower facing financial difficulty an interest rate reduction, we currently temporarily reduce the contractual interest rate on a loan to 4.0 percent for a two-year period and, in the vast majority of cases, permanently extend the final maturity date of the loan. The combination of these two loan term changes helps reduce the monthly payment due from the borrower and increases the likelihood the borrower will remain current during the interest rate modification period as well as when the loan returns to its original contractual interest rate.
Within the Private Education Loan portfolio, we deem loans greater than 90 days past due as nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event
SLM CORPORATION 23

5.	Allowance for Credit Losses (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$14,809	0.07%	$94,485	0.44%
Total	$14,809	0.07%	$94,485	0.44%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$17,621	0.09%	$96,015	0.49%
Total	$17,621	0.09%	$96,015	0.49%

24 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$23,995	0.11%	$166,882	0.78%
Total	$23,995	0.11%	$166,882	0.78%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$23,117	0.12%	$162,049	0.83%
Total	$23,117	0.12%	$162,049	0.83%

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended June 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.30% to 4.00%	Private Education Loans	Added a weighted average 10.23 years to the life of loans Reduced average contractual rate from 12.84% to 4.00%

Three Months Ended June 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.38% to 4.00%	Private Education Loans	Added a weighted average 10.34 years to the life of loans Reduced average contractual rate from 10.04% to 4.00%

SLM CORPORATION 25

5.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.06% to 4.00%	Private Education Loans	Added a weighted average 10.23 years to the life of loans Reduced average contractual rate from 12.69% to 4.00%

Six Months Ended June 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.36% to 4.00%	Private Education Loans	Added a weighted average 10.42 years to the life of loans Reduced average contractual rate from 9.80% to 4.00%

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

For the current period presented, the following table provides loan modifications for which a payment default occurred in the relevant period presented and within 12 months of the loan receiving a loan modification. Additionally, for the current period presented, the table summarizes charge-offs occurring in the relevant period presented and within 12 months of the loan receiving a loan modification. The charge-offs and payment defaults for the year-ago period are presented for loans receiving a loan modification during the reporting period rather than within 12 months of the loan receiving a loan modification, as the effective date of adoption for the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures, was January 1, 2022. We define payment default as 60 days or more past due for purposes of this disclosure.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(4)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$12,360	$12,099	$3,348	$3,512	$3,450	$74
Total	$12,360	$12,099	$3,348	$3,512	$3,450	$74
26 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(4)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$19,374	$20,304	$5,279	$3,963	$3,901	$74
Total	$19,374	$20,304	$5,279	$3,963	$3,901	$74
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification (or within the reporting period, for the loans shown in in the year-ago period, as the case may be).
(2) For the three months ended June 30, 2023, the modified loans include $11.0 million of interest rate reduction and term extension loan modifications and $1.4 million of interest rate reduction only loan modifications. For the three months ended June 30, 2022, the modified loans include $3.3 million of interest rate reduction and term extension loan modifications and $0.2 million of interest rate reduction only loan modifications.
(3) For the six months ended June 30, 2023, the modified loans include $17.0 million of interest rate reduction and term extension loan modifications and $2.4 million of interest rate reduction only loan modifications. For the six months ended June 30, 2022, the modified loans include $3.7 million of interest rate reduction and term extension loan modifications and $0.3 million of interest rate reduction only loan modifications.
(4) Represents the unpaid principal balance at the time of payment default.
(5) Represents the unpaid principal balance at the time of charge off.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following tables depict the performance of loans that have been modified during the respective reporting periods (first six months of 2023 and full year 2022, respectively).

	Payment Status (Amortized Cost Basis)
At June 30, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$1,095	$179,673	$5,843	$2,410	$1,856	$190,877
Total	$1,095	$179,673	$5,843	$2,410	$1,856	$190,877

	Payment Status (Amortized Cost Basis)
At December 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
Total	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
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

As of June 30, 2023 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)	2018 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$1,128,289	$4,760,539	$2,967,985	$1,750,797	$1,542,521	$5,134,126	$17,284,257	87%
Without cosigner	245,818	720,576	487,226	320,492	281,888	598,106	2,654,106	13
Total	$1,374,107	$5,481,115	$3,455,211	$2,071,289	$1,824,409	$5,732,232	$19,938,363	100%

FICO at Origination(2):
Less than 670	$107,391	$420,793	$240,208	$131,690	$151,540	$504,422	$1,556,044	8%
670-699	204,117	755,918	465,841	287,047	285,693	977,653	2,976,269	15
700-749	438,522	1,706,428	1,094,180	669,539	607,938	1,932,404	6,449,011	32
Greater than or equal to 750	624,077	2,597,976	1,654,982	983,013	779,238	2,317,753	8,957,039	45
Total	$1,374,107	$5,481,115	$3,455,211	$2,071,289	$1,824,409	$5,732,232	$19,938,363	100%

FICO Refreshed(2)(3):
Less than 670	$129,421	$597,699	$383,532	$212,612	$212,598	$822,750	$2,358,612	12%
670-699	200,879	732,796	421,987	222,546	197,829	635,210	2,411,247	12
700-749	432,512	1,632,162	1,017,167	579,151	509,954	1,563,951	5,734,897	29
Greater than or equal to 750	611,295	2,518,458	1,632,525	1,056,980	904,028	2,710,321	9,433,607	47
Total	$1,374,107	$5,481,115	$3,455,211	$2,071,289	$1,824,409	$5,732,232	$19,938,363	100%

Seasoning(4):
1-12 payments	$708,493	$2,807,944	$444,729	$274,745	$236,836	$446,584	$4,919,331	25%
13-24 payments	—	467,523	1,781,078	180,207	195,356	526,126	3,150,290	16
25-36 payments	—	—	255,314	1,001,721	121,822	513,211	1,892,068	9
37-48 payments	—	—	—	186,722	864,585	499,560	1,550,867	8
More than 48 payments	—	—	—	—	112,729	3,211,222	3,323,951	17
Not yet in repayment	665,614	2,205,648	974,090	427,894	293,081	535,529	5,101,856	25
Total	$1,374,107	$5,481,115	$3,455,211	$2,071,289	$1,824,409	$5,732,232	$19,938,363	100%

2023 Current period(5) gross charge-offs	$(42)	$(9,040)	$(35,961)	$(25,581)	$(26,051)	$(112,960)	$(209,635)
2023 Current period(5) recoveries	—	646	3,279	2,541	2,870	14,356	23,692
2023 Current period(5) net charge-offs	$(42)	$(8,394)	$(32,682)	$(23,040)	$(23,181)	$(98,604)	$(185,943)

Total accrued interest by origination vintage	$39,186	$320,737	$304,663	$182,079	$153,744	$275,332	$1,275,741

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second-quarter 2023.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2023 through June 30, 2023.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of June 30, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Total

Loans in-school/grace/deferment(1)	$665,614	$2,205,648	$974,090	$427,894	$293,081	$535,529	$5,101,856
Loans in forbearance(2)	2,078	24,639	29,000	19,008	20,873	88,382	183,980
Loans in repayment:
Loans current	702,266	3,213,074	2,378,874	1,568,100	1,446,011	4,804,780	14,113,105
Loans delinquent 30-59 days(3)	2,870	21,473	33,582	26,079	30,398	150,263	264,665
Loans delinquent 60-89 days(3)	734	9,460	20,352	15,033	16,252	76,402	138,233
Loans 90 days or greater past due(3)	545	6,821	19,313	15,175	17,794	76,876	136,524
Total Private Education Loans in repayment	706,415	3,250,828	2,452,121	1,624,387	1,510,455	5,108,321	14,652,527
Total Private Education Loans, gross	1,374,107	5,481,115	3,455,211	2,071,289	1,824,409	5,732,232	19,938,363
Private Education Loans deferred origination costs and unamortized premium/(discount)	15,578	22,160	11,691	6,991	4,282	10,133	70,835
Total Private Education Loans	1,389,685	5,503,275	3,466,902	2,078,280	1,828,691	5,742,365	20,009,198
Private Education Loans allowance for losses	(111,240)	(361,582)	(235,893)	(142,493)	(120,744)	(388,342)	(1,360,294)
Private Education Loans, net	$1,278,445	$5,141,693	$3,231,009	$1,935,787	$1,707,947	$5,354,023	$18,648,904

Percentage of Private Education Loans in repayment	51.4%	59.3%	71.0%	78.4%	82.8%	89.1%	73.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.2%	3.0%	3.5%	4.3%	5.9%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.3%	0.8%	1.2%	1.2%	1.4%	1.7%	1.2%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)

June 30, 2023	$1,275,741	$7,011	$8,224
December 31, 2022	$1,177,562	$6,609	$8,121
(1)The allowance for uncollectible interest at June 30, 2023 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment ($139 million of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.1 billion) is reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2022 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($240 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($937 million) was reserved in the allowance for credit losses.

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
At June 30, 2023, we had $1.6 billion of outstanding contractual loan commitments which we expect to fund during the upcoming 2023/2024 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2023		2022
Three Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$32,720	$684,353	$32,707	$561,748
Provision/New commitments - net(1)	52,446	1,529,368	99,692	1,466,865
Other provision items	5,622	—	21,654	—
Transfer - funded loans(2)	(28,188)	(650,865)	(40,528)	(614,773)
Ending Balance	$62,600	$1,562,856	$113,525	$1,413,840

	2023		2022
Six Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$124,924	$1,995,808	$72,713	$1,776,976
Provision/New commitments - net(1)	104,698	2,654,184	147,146	2,435,695
Other provision items	9,679	—	28,880	—
Transfer - funded loans(2)	(176,701)	(3,087,136)	(135,214)	(2,798,831)
Ending Balance	$62,600	$1,562,856	$113,525	$1,413,840
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
SLM CORPORATION 33

7. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”), in the first quarter of 2022. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At June 30, 2023, we had $51 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination” in our 2022 Form 10-K for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		June 30, 2023			December 31, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks	10	$68,470	$(9,129)	$59,341	$68,470	$(5,706)	$62,764
Customer relationships	5	5,670	(2,606)	3,064	5,670	(1,723)	3,947
Developed technology	3	1,260	(560)	700	1,260	(350)	910
Total acquired intangible assets		$75,400	$(12,295)	$63,105	$75,400	$(7,779)	$67,621
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 9.51 years.
We recorded amortization of acquired intangible assets totaling approximately $2 million and $5 million in the three and six months ended June 30, 2023, respectively, and approximately $2 million and $3 million in the three and six months ended June 30, 2022, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $9 million, $8 million, $8 million, $7 million, and $7 million in 2023, 2024, 2025, 2026, and 2027, respectively.
34 SLM CORPORATION

8. Deposits

The following table summarizes total deposits at June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$20,358,961	$21,446,647
Deposits - non-interest-bearing	2,524	1,424
Total deposits	$20,361,485	$21,448,071

Our total deposits of $20.4 billion were comprised of $8.7 billion in brokered deposits and $11.7 billion in retail and other deposits at June 30, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of June 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion and $8.0 billion of our deposit total as of June 30, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended June 30, 2023 and 2022, respectively, and placement fee expense of $6 million and $7 million in the six months ended June 30, 2023 and 2022, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended June 30, 2023 and $2 million in fees were paid for the three months ended June 30, 2022. Fees paid to third-party brokers related to brokered CDs were $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Interest bearing deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,246,170	4.54%	$10,977,242	3.75%
Savings	923,330	3.95	982,586	3.15
Certificates of deposit	9,189,461	3.03	9,486,819	2.57
Deposits - interest bearing	$20,358,961		$21,446,647
    (1) Includes the effect of interest rate swaps in effective hedge relationships.
SLM CORPORATION 35

8.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
One year or less	$2,501,856	$3,224,573
After one year to two years	3,405,039	2,954,257
After two years to three years	1,944,330	1,904,919
After three years to four years	1,078,804	1,031,881
After four years to five years	255,357	324,375
After five years	4,075	46,814
Total	$9,189,461	$9,486,819

As of June 30, 2023 and December 31, 2022, there were $457 million and $615 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms. Accrued interest on deposits was $69 million and $59 million at June 30, 2023 and December 31, 2022, respectively.

36 SLM CORPORATION

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2022 Form 10-K. The following table summarizes our borrowings at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,592	$990,592	$—	$988,986	$988,986
Total unsecured borrowings	—	990,592	990,592	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,536,400	3,536,400	—	3,462,363	3,462,363
Variable-rate	—	686,706	686,706	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,223,106	4,223,106	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,223,106	4,223,106	—	4,246,128	4,246,128
Total	$—	$5,213,698	$5,213,698	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both June 30, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.

SLM CORPORATION 37

9.	Borrowings (Continued)

Long-term Borrowings
Secured Financings
2023 Transactions
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent. On June 30, 2023, $625 million of our Private Education Loans, including $581 million of principal and $44 million in capitalized interest, were encumbered because of this transaction.
Secured Financings at Issuance
The following table summarizes our secured financings issued in the year ended December 31, 2022 and in the six months ended June 30, 2023.

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
(2) At June 30, 2023, $588 million of our Private Education Loans, including $550 million of principal and $38 million in capitalized interest, were encumbered related to these transactions.
(3) At June 30, 2023, $625 million of our Private Education Loans, including $581 million of principal and $44 million in capitalized interest, were encumbered related to these transactions.

38 SLM CORPORATION

9.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of June 30, 2023 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,223,106	$4,223,106	$5,461,684	$150,585	$311,216	$5,923,485
Secured Borrowing Facility	—	—	—	—	—	2,475	2,475
Total	$—	$4,223,106	$4,223,106	$5,461,684	$150,585	$313,691	$5,925,960

As of December 31, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$286,093	$5,876,414
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$287,159	$5,877,480

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
2023-B Transaction
On May 24, 2023, we closed an SMB Private Education Loan Trust 2023-B term ABS transaction (the “2023-B Transaction”), in which an unaffiliated third party sold to the trust approximately $2 billion of Private Education Loans that the third-party seller previously purchased from us on May 3, 2023. Sallie Mae Bank sponsored the 2023-B Transaction, is the servicer and administrator, and was the seller of an additional $105 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2023-B Transaction and we recorded a $5 million gain on sale associated with this transaction. In connection with the 2023-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2023-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

SLM CORPORATION 39

9.	Borrowings (Continued)

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$411,070	$52,146	$463,216	$329,188	$50,786	$379,974

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2023 or in the year ended December 31, 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $1.7 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2023 or in the year ended December 31, 2022.

40 SLM CORPORATION

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.8 percent and 9.2 percent, respectively, of our total notional derivative contracts of $2.0 billion at June 30, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2023 was $(52) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At both June 30, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million.

SLM CORPORATION 41

10.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2023 and December 31, 2022, and their impact on earnings and other comprehensive income for the six months ended June 30, 2023 and June 30, 2022. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2022 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)		2023	2022	2023	2022	2023	2022	2023	2022
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$972	$212	$—	$—	$—	$212	$972
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(422)	—	—	(567)	—	—	(422)	(567)
Total net derivatives		$(422)	$972	$212	$(567)	$—	$—	$(210)	$405

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2023	2022	2023	2022
Gross position(1)	$212	$972	$(422)	$(567)
Impact of master netting agreement	(212)	(567)	212	567
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	405	(210)	—
Cash collateral pledged(2)	11,952	11,162	—	—
Net position	$11,952	$11,567	$(210)	$—

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Interest rate swaps	$1,256,408	$1,314,660	$702,309	$1,528,186	$—	$—	$1,958,717	$2,842,846
Net total notional	$1,256,408	$1,314,660	$702,309	$1,528,186	$—	$—	$1,958,717	$2,842,846

42 SLM CORPORATION

10.	Derivative Financial Instruments (Continued)
As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022

Deposits	$(676,971)	$(1,494,087)	$25,101	$31,259

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(5,980)	$8,912	$(12,385)	$26,200
Hedged items recorded in interest expense	877	21,487	(6,158)	72,755
Derivatives recorded in interest expense	(765)	(21,152)	6,331	(72,471)
Total	$(5,868)	$9,247	$(12,212)	$26,484

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$11,826	$(2,264)	$22,104	$(6,805)
Total	$11,826	$(2,264)	$22,104	$(6,805)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$—	$—	$(248)
Total	—	—	—	(248)
Total	$5,958	$6,983	$9,892	$19,431

SLM CORPORATION 43

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

Amount of gain (loss) recognized in other comprehensive income (loss)	$19,401	$13,631	$14,680	$61,620
Less: amount of gain (loss) reclassified in interest expense	11,826	(2,264)	22,104	(6,805)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$7,575	$15,895	$(7,424)	$68,425

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $48 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of June 30, 2023, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at June 30, 2023 and December 31, 2022, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $12 million and $11 million at June 30, 2023 and December 31, 2022, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

44 SLM CORPORATION

11. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2023	2022	2023	2022
Common stock repurchased under repurchase programs(1)	16,389,696	19,997,008	16,389,696	29,530,400
Average purchase price per share(2)	$15.71	$18.01	$15.71	$18.15
Shares repurchased related to employee stock-based compensation plans(3)	128,212	196,301	1,077,643	1,130,903
Average purchase price per share	$14.64	$17.45	$15.44	$18.36
Common shares issued(4)	349,009	493,893	2,872,753	3,088,710

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $326 million of capacity remaining under the 2022 Share Repurchase Program at June 30, 2023.
(2) Average purchase price per share includes purchase commission costs and excise taxes.
(3) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(4)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2023 was $16.32.

Common Stock Dividends

In both June 2023 and June 2022, we paid a common stock dividend of $0.11 per common share.

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
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 16.4 million shares of common stock for $257 million in both the three and six months ended June 30, 2023. Under the 2022 Share Repurchase Program, we also repurchased 20.0 million shares of common stock for $360 million in the three months ended June 30, 2022, and 27.5 million shares of common stock for $498 million in the six months ended June 30, 2022. We had $326 million of capacity remaining under the 2022 Share Repurchase Program at June 30, 2023.
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

SLM CORPORATION 45

11.	Stockholders’ Equity (Continued)

Share Repurchases under Rule 10b5-1 trading plans
During the three months ended June 30, 2023 and 2022, we repurchased 16.4 million shares and 20.0 million shares of our common stock at a total cost of $257 million and $360 million, respectively, and during the six months ended June 20, 2023 and 2022, we repurchased 16.4 million and 29.5 million shares, respectively, of our common stock at a total cost of $257 million and $536 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
46 SLM CORPORATION

12. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$265,065	$342,073	$383,583	$470,885
Preferred stock dividends	4,274	1,757	8,337	3,032
Net income attributable to SLM Corporation common stock	$260,791	$340,316	$375,246	$467,853
Denominator:
Weighted average shares used to compute basic EPS	235,061	261,333	238,261	269,112
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,531	2,789	2,293	3,231
Weighted average shares used to compute diluted EPS	237,592	264,122	240,554	272,343

Basic earnings per common share	$1.11	$1.30	$1.57	$1.74

Diluted earnings per common share	$1.10	$1.29	$1.56	$1.72

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended June 30, 2023 and 2022, securities covering approximately 1 million shares and 2 million shares, respectively, and for the six months ended June 30, 2023 and 2022, securities covering approximately 1 million and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION 47

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

During the six months ended June 30, 2023, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2023				December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$52,146	$52,146	$—	$—	$55,903	$55,903
Available-for-sale investments	—	2,372,846	—	2,372,846	—	2,342,089	—	2,342,089
Derivative instruments	—	212	—	212	—	972	—	972
Total	$—	$2,373,058	$52,146	$2,425,204	$—	$2,343,061	$55,903	$2,398,964

Liabilities:
Derivative instruments	$—	$(422)	$—	$(422)	$—	$(567)	$—	$(567)
Total	$—	$(422)	$—	$(422)	$—	$(567)	$—	$(567)

48 SLM CORPORATION

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$20,941,860	$18,648,904	$2,292,956	$21,062,548	$19,019,713	$2,042,835
FFELP Loans	579,333	570,614	8,719	618,186	607,155	11,031
Loans held for sale	—	—	—	29,448	29,448	—
Cash and cash equivalents	3,875,758	3,875,758	—	4,616,117	4,616,117	—
Trading investments	52,146	52,146	—	55,903	55,903	—
Available-for-sale investments	2,372,846	2,372,846	—	2,342,089	2,342,089	—
Accrued interest receivable	1,357,360	1,300,136	57,224	1,237,074	1,202,059	35,015
Tax indemnification receivable	2,902	2,902	—	2,816	2,816	—
Derivative instruments	212	212	—	972	972	—
Total earning assets	$29,182,417	$26,823,518	$2,358,899	$29,965,153	$27,876,272	$2,088,881
Interest-bearing liabilities:
Money-market and savings accounts	$11,063,242	$11,169,500	$106,258	$11,854,849	$11,959,828	$104,979
Certificates of deposit	8,879,002	9,189,461	310,459	9,175,339	9,486,819	311,480
Long-term borrowings	4,836,019	5,213,698	377,679	4,813,233	5,235,114	421,881
Accrued interest payable	82,019	82,019	—	71,586	71,586	—
Derivative instruments	422	422	—	567	567	—
Total interest-bearing liabilities	$24,860,704	$25,655,100	$794,396	$25,915,574	$26,753,914	$838,340

Excess of net asset fair value over carrying value			$3,153,295			$2,927,221

Please refer to Notes to Consolidated Financial Statements, Note 17, “Fair Value Measurements” in our 2022 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION 49

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
50 SLM CORPORATION

14.	Regulatory Capital (Continued)
At June 30, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Six Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	June 30, 2023	June 30, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $145 million and $160 million, net of tax of $46 million and $52 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,976,883	12.8%	$1,624,566	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,976,883	12.8%	$1,972,687	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,273,971	14.1%	$2,436,849	>	10.5%
Tier 1 Capital (to Average Assets)	$2,976,883	10.2%	$1,162,795	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both June 30, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $300 million and $300 million in dividends to the Company for the three and six months ended June 30, 2023,
SLM CORPORATION 51

14.	Regulatory Capital (Continued)
respectively, and $293 million and $401 million in dividends to the Company for the three and six months ended June 30, 2022, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

15. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2023, we had $1.6 billion of outstanding contractual loan commitments which we expect to fund during the upcoming 2023/2024 academic year. At June 30, 2023, we had a $63 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

16. Subsequent Event
On July 21, 2023, we completed the acquisition of several key assets of Scholly, Inc. (“Scholly”). The acquisition was accounted for as a business combination and will be recognized in our third-quarter 2023 consolidated financial statements. Scholly is engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products which offer custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. The addition of Scholly assets will support our mission of providing students with the confidence needed to successfully navigate the higher education journey.
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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—Non-GAAP ‘Core Earnings’ ” in this Form 10-Q for the
SLM CORPORATION 53

quarter ended June 30, 2023 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
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
The COVID-19 crisis was unprecedented and has had a significant impact on the economic environment globally and in the U.S. On April 10, 2023, President Biden signed into law a joint resolution that immediately terminated the COVID-19 national emergency. On June 3, 2023, President Biden signed into law the Fiscal Responsibility Act of 2023, and as a result, the U.S. Department of Education announced the end of its COVID-19 student loan forbearance program. Beginning on September 1, 2023, interest accrual on federal student loans will resume and starting in October 2023, payments by federal student loan borrowers will resume.
There still remains some uncertainty as to the length and breadth of the COVID-19 impact to the U.S. economy and, consequently, on us. Economists believe risk related to the impact of COVID-19 on the U.S. economy may continue in 2023 and beyond. See Part I, Item 1A. “Risk Factors — Pandemic Risk” in the 2022 Form 10-K for additional discussion regarding the risks associated with COVID-19.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to SLM Corporation common stock	$260,791	$340,316	$375,246	$467,853
Diluted earnings per common share	$1.10	$1.29	$1.56	$1.72
Weighted average shares used to compute diluted earnings per common share	237,592	264,122	240,554	272,343
Return on assets(1)	3.7%	4.9%	2.7%	3.3%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$18,648,904	$18,511,250	$18,648,904	$18,511,250
Ending FFELP Loans, net	570,614	663,452	570,614	663,452
Ending total education loans, net	$19,219,518	$19,174,702	$19,219,518	$19,174,702

Ending Credit Cards, net(2)	$—	$26,626	$—	$26,626

Average education loans	$21,290,038	$20,935,037	$21,820,708	$21,737,466
Average Credit Cards(2)	$—	$28,220	$—	$27,425

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.
(2) Credit Card loans were transferred to loans held-for-sale at September 30, 2022 and subsequently sold to a third party in May 2023.

54 SLM CORPORATION

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2023.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; Private Education Loan originations; funding sources; and non-GAAP “Core Earnings”) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
LIBOR Transition
Following announcements by the United Kingdom's Financial Conduct Authority (“UKFCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings has been expected to cease after June 30, 2023 ( the “LIBOR Cessation Date”), U.S. banking and other global financial services regulators directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index for our LIBOR-based assets and obligations with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations.
The Chief Financial Officer and the project team monitor developments, assess impacts, propose plans and, with the approval of an executive committee, implement changes. The Chief Financial Officer and/or project team reports status regularly to our Board of Directors. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In May 2022, we renewed the Secured Borrowing Facility with an index based on SOFR and, in the third quarter of 2022, we began issuing ABS that are indexed to SOFR. In the second quarter of 2023, our derivatives were transitioned by the CME and LCH into instruments on which the LIBOR coupon will remain in effect until the first repricing date after the LIBOR Cessation Date.
Substantially all our assets, liabilities, and off-balance sheet items referencing LIBOR are comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, and derivatives. In addition, our Series B Preferred Stock is indexed to LIBOR. These instruments will be transitioned on their first repricing date after the LIBOR Cessation Date to an alternative reference rate. (The first dividend on our Series B Preferred Stock (when, as and if declared by our Board of Directors) that would be based on an alternative reference rate would be any declared dividend to be paid on December 15, 2023.) Approximately $124 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we intend to rely upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board. We have evaluated the potential basis risk associated with a mismatch in variable-rate assets and liabilities, including any mismatches related to (i) legacy assets and liabilities that remain indexed to LIBOR up to June 2023 and newly issued assets and liabilities that are, or will be, indexed to SOFR and (ii) term SOFR-indexed assets and liabilities and average SOFR assets and liabilities. In all such cases, we have determined the basis risk is immaterial on an aggregate basis.

SLM CORPORATION 55

The chart below depicts our current LIBOR exposure at June 30, 2023.

As of June 30, 2023 (dollars in thousands)	LIBOR Exposure
Private Education Loans	$5,327,471
FFELP Loans	483,449
Available-for-sale investments	42,719
Total Assets	$5,853,639

Deposits	$1,868,743
Private Education Loan term securitizations - no contractual fallback	124,348
Private Education Loan term securitizations - alternative reference rate fallback	445,721
Total Liabilities	2,438,812

Total Equity (preferred stock)	251,070

Total Liabilities and Equity	$2,689,882

Off-Balance Sheet:
Pay LIBOR derivative notional	$702,309
Receive LIBOR derivative notional	1,256,408
Total derivative notional	1,958,717

Total Off-Balance Sheet	$1,958,717

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
During the first six months of 2023, we made the following progress on the above corporate strategic imperatives.
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
2023 Loan Sales and 2023-B Transaction
In the first six months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements
56 SLM CORPORATION

executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.
Secured Borrowing Facility
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur).
Sale of Credit Card Loan Portfolio
In May 2023, we sold our Credit Card loan portfolio to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We recorded a loss of $4 million related to the sale in the second quarter of 2023.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the six months ended June 30, 2023, we repurchased 16.4 million shares of our common stock at a total cost of $257 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.
SLM CORPORATION 57

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest income:
Loans	$568	$446	$122	27%	$1,151	$904	$247	27%
Investments	12	9	3	33	23	14	9	64
Cash and cash equivalents	54	8	46	575	97	10	87	870
Total interest income	634	463	171	37	1,271	928	343	37
Total interest expense	247	100	147	147	480	190	290	153
Net interest income	387	363	24	7	792	738	54	7
Less: provisions for credit losses	18	31	(13)	(42)	132	129	3	2
Net interest income after provisions for credit losses	369	332	37	11	660	609	51	8
Non-interest income:
Gains on sales of loans, net	125	240	(115)	(48)	125	250	(125)	(50)
Gains (losses) on securities, net	(1)	1	(2)	(200)	—	(3)	3	(100)
Other income	20	17	3	18	40	33	7	21
Total non-interest income	144	258	(114)	(44)	166	280	(115)	(41)
Non-interest expenses:
Total operating expenses	154	132	22	17	309	264	45	17
Acquired intangible assets amortization expense	2	2	—	—	5	3	2	67
Total non-interest expenses	156	134	22	16	313	267	46	17
Income before income tax expense	357	456	(99)	(22)	512	623	(111)	(18)
Income tax expense	92	114	(22)	(19)	129	152	(23)	(15)
Net income	265	342	(77)	(23)	383	471	(88)	(19)
Preferred stock dividends	4	2	2	100	8	3	5	167
Net income attributable to SLM Corporation common stock	$261	$340	$(79)	(23)%	$375	$468	$(93)	(20)%
Basic earnings per common share	$1.11	$1.30	$(0.19)	(15)%	$1.57	$1.74	$(0.17)	(10)%
Diluted earnings per common share	$1.10	$1.29	$(0.19)	(15)%	$1.56	$1.72	$(0.16)	(9)%
Declared dividends per common share	$0.11	$0.11	$—	—%	$0.22	$0.22	$—	—%

58 SLM CORPORATION

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
For the three months ended June 30, 2023, net income attributable to common stock was $261 million, or $1.10 diluted earnings per common share, compared with net income attributable to common stock of $340 million, or $1.29 diluted earnings per common share, for the three months ended June 30, 2022.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $24 million in the current quarter compared with the year-ago quarter primarily due to a 23-basis point increase in our net interest margin and a $355 million increase in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin increased in the current quarter from the year-ago quarter primarily because our interest-earning assets repriced faster than our cost of funds as interest rates increased dramatically over the past year. Historically, during a period of rising interest rates, our net interest margin will typically increase because the yields on interest-earnings assets reprice more quickly than our cost of funds.
•Provision for credit losses in the current quarter was $18 million, compared with $31 million in the year-ago quarter. During the second quarter of 2023, the provision for credit losses was primarily affected by $137 million in negative provisions resulting from the $2.1 billion Private Education Loan sales during the quarter, and an increase in estimated recovery rates, which were offset by new loan commitments, net of expired commitments, changes in economic outlook, and management overlays. The improvement in estimated recovery rates is the result of a change in how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and collection agencies. This improved our estimate of recovery rates in the second quarter of 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans.
•Gains on sales of loans, net, were $125 million in the current quarter, compared with $240 million in the year-ago quarter. In the second quarter of 2023, we sold $2.1 billion in Private Education Loans that resulted in a $128 million gain, compared with a $240 million gain in the year-ago period from the sale of $2.1 billion in Private Education Loans. The decrease in gains on sales of Private Education Loans was primarily the result of lower sales premiums compared to the year-ago period, which was attributable to higher interest rates in the second quarter of 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $3.5 million loss on the sale.
•Gains (losses) on securities, net, were $1 million of losses in the current quarter compared with $1 million of gains in the year-ago quarter. The increase in losses was due to the change in mark-to-fair value of our trading investments.
•Other income was $20 million in the second quarter of 2023, compared with $17 million in the year-ago quarter. In the second quarter of 2023, there was a $3 million increase in third-party servicing fees from the year-ago quarter. The increase in third-party servicing fees was due to an additional $3.2 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans.
•Second-quarter 2023 total operating expenses were $154 million, compared with $132 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and higher FDIC assessment fees. In the second quarter of 2022, FDIC assessment fees were positively affected by a $3 million adjustment.
•During the second quarter of 2023, we recorded $2 million in amortization of acquired intangible assets, unchanged from $2 million in the year-ago quarter, related to our acquisition of Nitro in the first quarter of 2022.
•Second-quarter 2023 income tax expense was $92 million, compared with $114 million in the year-ago quarter. Our effective income tax rate increased to 25.7 percent in the second quarter of 2023 from 25.0 percent in the year-ago quarter. The increase in the effective rate for the second quarter of 2023 was primarily due to an increase in non-deductible expenses.

SLM CORPORATION 59

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
For the six months ended June 30, 2023, net income attributable to common stock was $375 million, or $1.56 diluted earnings per common share, compared with net income attributable to common stock of $468 million, or $1.72 diluted earnings per common share, for the six months ended June 30, 2022.
The primary drivers of changes in net income for the first six months of 2023 compared with the first six months of 2022 are as follows:
•Net interest income increased by $54 million in the first six months of 2023 compared with the year-ago period primarily due to a $290 million increase in cash and other short-term investments, an $83 million increase in average Private Education Loans and FFELP Loans outstanding, and a 32-basis point increase in our net interest margin. Our net interest margin increased in the current period from the year-ago period because the yield on our interest-earning assets increased faster than our cost of funds. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased in the first six months of 2023, we saw the yields on our interest-earning assets increase.
•Provision for credit losses in the first six months of 2023 was $132 million, compared with $129 million in the year-ago period. During the first six months of 2023, the provision for credit losses was primarily affected by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first six months of 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery process noted above), which was offset by new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments and additional management overlays, which were partially offset by negative provisions recorded related to $2.24 billion in Private Education Loans sold in the first six months of 2022, improved economic forecasts, and faster prepayment rates.
•Gains on sales of loans were $125 million in the first six months of 2023, compared with $250 million in the year-ago period. The decrease in gains on sales of loans was primarily the result of selling $2.10 billion of Private Education Loans in the first six months of 2023, compared with the sale of $2.24 billion of Private Education Loans in the year-ago period, and lower sales premiums compared to the year-ago period, which were attributable to higher interest rates in the first half of 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $3.5 million loss on the sale in the six months ended June 30, 2023.
•Losses on securities, net, were less than $1 million in the first six months of 2023 and $3 million in the first six months of 2022. The losses were related to the changes in mark-to-fair value of our trading investment.
•Other income was $40 million in the first six months of 2023, compared with $33 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $7 million increase in third-party servicing fees from the year-ago period.
•First-half 2023 total operating expenses were $309 million, compared with $264 million in the year-ago period. The increase in total operating expenses was primarily driven by higher personnel costs, initiative spending, and higher FDIC assessment fees. In the first half of 2022, FDIC assessment fees were positively affected by a $3 million adjustment.
•During the first six months of 2023, we recorded $5 million in amortization of acquired intangible assets, compared with $3 million in the year-ago period, related to our acquisition of Nitro in the first quarter of 2022.
•First-half 2023 income tax expense was $129 million, compared with $152 million in the year-ago period. Our effective income tax rate increased to 25.1 percent in the first half of 2023 from 24.4 percent in the year-ago period. The increase in the effective rate in the first half of 2023 was primarily due to an increase in non-deductible expenses.
60 SLM CORPORATION

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
The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts for the six months ended June 30, 2022. There were no gains (losses) on derivative and hedging activities in the three months ended June 30, 2022 and 2023, and in the six months ended June 30, 2023.

Six Months Ended June 30,
(Dollars in thousands)	2022
Unrealized gains (losses) on instruments not in a hedging relationship	$(248)
Interest reclassification	243
Gains (losses) on derivatives and hedging activities, net	$(5)

SLM CORPORATION 61

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$265,065	$342,073	$383,583	$470,885
Preferred stock dividends	4,274	1,757	8,337	3,032
GAAP net income attributable to SLM Corporation common stock	$260,791	$340,316	$375,246	$467,853

Adjustments:
Net impact of derivative accounting(1)	—	—	—	248
Net tax expense(2)	—	—	—	60
Total non-GAAP “Core Earnings” adjustments to GAAP	—	—	—	188
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$260,791	$340,316	$375,246	$468,041

GAAP diluted earnings per common share	$1.10	$1.29	$1.56	$1.72
Derivative adjustments, net of tax	—	—	—	—
Non-GAAP “Core Earnings” diluted earnings per common share	$1.10	$1.29	$1.56	$1.72

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,704,907	10.79%	$20,259,956	8.69%	$21,227,153	10.72%	$21,054,698	8.53%
FFELP Loans	585,131	7.10	675,081	4.01	593,555	6.98	682,768	3.76
Credit Cards	17,088	16.83	28,220	4.00	22,376	14.02	27,425	3.97
Taxable securities	2,538,903	1.90	2,473,128	1.38	2,534,246	1.86	2,559,284	1.10
Cash and other short-term investments	4,255,881	5.06	4,059,318	0.86	4,088,427	4.80	3,798,706	0.55
Total interest-earning assets	28,101,910	9.05%	27,495,703	6.75%	28,465,757	9.01%	28,122,881	6.65%

Non-interest-earning assets	280,759		630,300		223,419		551,588

Total assets	$28,382,669		$28,126,003		$28,689,176		$28,674,469

Average Liabilities and Equity
Brokered deposits	$9,425,640	3.07%	$9,405,932	1.53%	$9,849,531	3.08%	$9,766,954	1.39%
Retail and other deposits	11,626,408	4.33	11,114,151	0.90	11,653,796	4.10	11,086,710	0.78
Other interest-bearing liabilities(1)	5,400,925	3.68	5,420,897	2.91	5,322,444	3.52	5,599,332	2.89
Total interest-bearing liabilities	26,452,973	3.75%	25,940,980	1.55%	26,825,771	3.61%	26,452,996	1.45%

Non-interest-bearing liabilities	74,260		31,975		48,006		64,597
Equity	1,855,436		2,153,048		1,815,399		2,156,876
Total liabilities and equity	$28,382,669		$28,126,003		$28,689,176		$28,674,469

Net interest margin		5.52%		5.29%		5.61%		5.29%

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

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2023 vs. 2022
Interest income	$170,874	$160,457	$10,417
Interest expense	147,051	145,034	2,017
Net interest income	$23,823	$15,709	$8,114

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Six Months Ended June 30, 2023 vs. 2022
Interest income	$343,434	$331,992	$11,442
Interest expense	289,575	286,858	2,717
Net interest income	$53,859	$44,776	$9,083

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
64 SLM CORPORATION

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of June 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,355,576	$57	$3,355,633
Grace, repayment and other(2)	16,582,787	573,540	17,156,327
Total, gross	19,938,363	573,597	20,511,960
Deferred origination costs and unamortized premium/(discount)	70,835	1,439	72,274
Allowance for credit losses	(1,360,294)	(4,422)	(1,364,716)
Total loans held for investment portfolio, net	$18,648,904	$570,614	$19,219,518

% of total	97%	3%	100%

As of December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,659,323	$57	$3,659,380
Grace, repayment and other(2)	16,644,365	608,993	17,253,358
Total, gross	20,303,688	609,050	20,912,738
Deferred origination costs and unamortized premium/(discount)	69,656	1,549	71,205
Allowance for credit losses	(1,353,631)	(3,444)	(1,357,075)
Total loans held for investment portfolio, net	$19,019,713	$607,155	$19,626,868

% of total	97%	3%	100%

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023		2022		2023		2022
Private Education Loans	$20,704,907	97%	$20,259,956	97%	$21,227,153	97%	$21,054,698	97%
FFELP Loans	585,131	3	675,081	3	593,555	3	682,768	3
Credit Cards(1)	—	—	28,220	—	—	—	27,425	—
Total portfolio	$21,290,038	100%	$20,963,257	100%	$21,820,708	100%	$21,764,891	100%

(1) Credit Card loans were transferred to loans held-for-sale at September 30, 2022 and subsequently sold in May 2023.

SLM CORPORATION 65

Loans Held for Investment, Net — Activity

Three Months Ended June 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$20,497,675	$589,888	$21,087,563
Acquisitions and originations:
Fixed-rate	614,440	—	614,440
Variable-rate	43,881	—	43,881
Total acquisitions and originations	658,321	—	658,321
Capitalized interest and deferred origination cost premium amortization	119,783	5,700	125,483
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(211,392)	(6,573)	(217,965)
Allowance	115,085	(495)	114,590
Repayments and other	(565,623)	(17,906)	(583,529)
Ending balance	$18,648,904	$570,614	$19,219,518

Three Months Ended June 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$20,586,223	$680,044	$25,408	$21,291,675
Acquisitions and originations:
Fixed-rate	430,623	—	—	430,623
Variable-rate	189,944	—	20,886	210,830
Total acquisitions and originations	620,567	—	20,886	641,453
Capitalized interest and deferred origination cost premium amortization	96,721	6,046	(74)	102,693
Sales	(2,019,812)	—	—	(2,019,812)
Loan consolidations to third parties	(336,478)	(9,035)	—	(345,513)
Allowance	146,309	70	(84)	146,295
Repayments and other	(582,280)	(13,673)	(19,510)	(615,463)
Ending balance	$18,511,250	$663,452	$26,626	$19,201,328
66 SLM CORPORATION

Six Months Ended June 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	2,592,285	—	2,592,285
Variable-rate	514,013	—	514,013
Total acquisitions and originations	3,106,298	—	3,106,298
Capitalized interest and deferred origination cost premium amortization	238,967	11,604	250,571
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(496,875)	(15,159)	(512,034)
Allowance	(6,663)	(978)	(7,641)
Repayments and other	(1,247,591)	(32,008)	(1,279,599)
Ending balance	$18,648,904	$570,614	$19,219,518

Six Months Ended June 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	1,788,341	—	—	1,788,341
Variable-rate	1,026,860	—	42,210	1,069,070
Total acquisitions and originations	2,815,201	—	42,210	2,857,411
Capitalized interest and deferred origination cost premium amortization	211,412	12,613	(154)	223,871
Sales	(2,108,870)	—	—	(2,108,870)
Loan consolidations to third parties	(835,909)	(17,717)	—	(853,626)
Allowance	84,233	149	(113)	84,269
Repayments and other	(1,280,191)	(24,547)	(38,272)	(1,343,010)
Ending balance	$18,511,250	$663,452	$26,626	$19,201,328

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at June 30, 2023 was unchanged compared with June 30, 2022, at 43 percent of our Private Education Loans held for investment portfolio at June 30, 2023.
“Loan consolidations to third parties” for the three months ended June 30, 2023 total 2.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at June 30, 2023, or 1.1 percent of our total Private Education Loans held for investment portfolio at June 30, 2023, compared with the year-ago period of 4.2 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.8 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time. In addition, in higher interest rate environments, such as occurred in the first half of 2023, we typically experience reduced loan consolidation activity.
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

	Three Months Ended June 30,
(Dollars in thousands)	2023	%	2022	%
Smart Option - interest only(1)	$96,958	15%	$100,672	16%
Smart Option - fixed pay(1)	207,429	32	197,552	32
Smart Option - deferred(1)	249,613	38	218,334	36
Graduate Loan(2)	97,358	15	98,233	16
Parent Loan(3)	—	—	857	—
Total Private Education Loan originations	$651,358	100%	$615,648	100%

Percentage of loans with a cosigner	75.6%		74.4%
Average FICO at approval(4)	747		746

	Six Months Ended June 30,
(Dollars in thousands)	2023	%	2022	%
Smart Option - interest only(1)	$575,120	19%	$531,001	19%
Smart Option - fixed pay(1)	1,015,675	33	908,947	32
Smart Option - deferred(1)	1,252,501	40	1,085,442	39
Graduate Loan(2)	249,270	8	248,693	9
Parent Loan(3)	38	—	30,222	1
Total Private Education Loan originations	$3,092,604	100%	$2,804,305	100%

Percentage of loans with a cosigner	86.3%		85.0%
Average FICO at approval(4)	746		747

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2022 Form 10-K for a further discussion.
(2) For the three months ended June 30, 2023, the Graduate Loan originations include $4.5 million of Smart Option Loans where the student was in a graduate status. For the three months ended June 30, 2022, the Graduate Loan originations include $0.3 million of Parent Loans and $4.2 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2023, the Graduate Loan originations include $14.9 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2022, the Graduate Loan originations include $1.7 million of Parent Loans and $13.9 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in December 2022.
(4) Represents the higher credit score of the cosigner or the borrower.
68 SLM CORPORATION

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended June 30, (dollars in thousands)	2023				2022
	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,475,379	$3,927	$—	$1,479,306	$1,221,053	$3,999	$2,310	$1,227,362
Transfer from unfunded commitment liability(1)	28,188	—	—	28,188	40,528	—	—	40,528
Less:
Charge-offs	(114,550)	(325)	741	(114,134)	(106,493)	(130)	(376)	(106,999)
Plus:
Recoveries	11,706	—	(11)	11,695	10,977	—	—	10,977
Provisions for credit losses:
Provision, current period	96,102	820	(730)	96,192	24,531	60	459	25,050
Loan sale reduction to provision	(136,531)	—	—	(136,531)	(115,852)	—	—	(115,852)
Total provisions for credit losses(2)	(40,429)	820	(730)	(40,339)	(91,321)	60	459	(90,802)
Ending balance	$1,360,294	$4,422	$—	$1,364,716	$1,074,744	$3,929	$2,393	$1,081,066

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, (dollars in thousands)
	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(40,429)	$(91,321)
Provisions for unfunded loan commitments	58,068	121,347
Total Private Education Loan provisions for credit losses	17,639	30,026
Other impacts to the provisions for credit losses:
FFELP Loans	820	60
Credit Cards	(730)	459
Total	90	519
Provisions for credit losses reported in consolidated statements of income	$17,729	$30,545

SLM CORPORATION 69

Six Months Ended June 30, (dollars in thousands)	2023			2022
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,353,631	$3,444	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	176,701	—	176,701	135,214	—	—	135,214
Less:
Charge-offs	(209,635)	(581)	(210,216)	(190,349)	(229)	(487)	(191,065)
Plus:
Recoveries	23,692	—	23,692	19,010	—	3	19,013
Provisions for credit losses:
Provision, current period	152,436	1,559	153,995	72,991	81	596	73,668
Loan sale reduction to provision	(136,531)	—	(136,531)	(121,099)	—	—	(121,099)
Total provisions for credit losses(2)	15,905	1,559	17,464	(48,108)	81	596	(47,431)
Ending balance	$1,360,294	$4,422	$1,364,716	$1,074,744	$3,929	$2,393	$1,081,066

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, (dollars in thousands)
	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$15,905	$(48,108)
Provisions for unfunded loan commitments	114,377	176,026
Total Private Education Loan provisions for credit losses	130,282	127,918
Other impacts to the provisions for credit losses:
FFELP Loans	1,559	81
Credit Cards	—	596
Total	1,559	677
Provisions for credit losses reported in consolidated statements of income	$131,841	$128,595

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2023, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 43 percent of our total Private Education Loans held for investment portfolio at June 30, 2023 and June 30, 2022.
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
70 SLM CORPORATION

Private Education Loans Held for Investment	2023		2022
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,101,856		$4,810,023
Loans in forbearance(2)	183,980		183,903
Loans in repayment and percentage of each status:
Loans current	14,113,105	96.3%	13,980,810	96.3%
Loans delinquent 30-59 days(3)	264,665	1.8	255,277	1.7
Loans delinquent 60-89 days(3)	138,233	1.0	169,656	1.2
Loans 90 days or greater past due(3)	136,524	0.9	119,516	0.8
Total Private Education Loans in repayment	14,652,527	100.0%	14,525,259	100.0%
Total Private Education Loans, gross	19,938,363		19,519,185
Private Education Loans deferred origination costs and unamortized premium/(discount)	70,835		66,809
Total Private Education Loans	20,009,198		19,585,994
Private Education Loans allowance for losses	(1,360,294)		(1,074,744)
Private Education Loans, net	$18,648,904		$18,511,250

Percentage of Private Education Loans in repayment		73.5%		74.4%

Delinquencies as a percentage of Private Education Loans in repayment		3.7%		3.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.2%		1.3%
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment remained unchanged at 3.7 percent at June 30, 2023 and June 30, 2022, and the forbearance rate decreased slightly to 1.2 percent at June 30, 2023 from 1.3 percent at June 30, 2022. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2022 Form 10-K.

SLM CORPORATION 71

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$1,475,379	$1,221,053	$1,353,631	$1,158,977
Transfer from unfunded commitment liability(1)	28,188	40,528	176,701	135,214
Provision for credit losses:
Provision, current period	96,102	24,531	152,436	72,991
Loan sale reduction to provision	(136,531)	(115,852)	(136,531)	(121,099)
Total provision	(40,429)	(91,321)	15,905	(48,108)
Net charge-offs:
Charge-offs	(114,550)	(106,493)	(209,635)	(190,349)
Recoveries	11,706	10,977	23,692	19,010
Net charge-offs	(102,844)	(95,516)	(185,943)	(171,339)
Ending balance	$1,360,294	$1,074,744	$1,360,294	$1,074,744

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.45%	5.23%	6.45%	5.23%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)	9.03%	7.22%	9.03%	7.22%
Allowance coverage of net charge-offs (annualized)	3.31	2.81	3.66	3.14
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.69%	2.56%	2.41%	2.23%
Delinquencies as a percentage of ending loans in repayment(2)	3.68%	3.75%	3.68%	3.75%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.24%	1.25%	1.24%	1.25%
Ending total loans, gross	$19,938,363	$19,519,185	$19,938,363	$19,519,185
Average loans in repayment(2)	$15,269,101	$14,901,040	$15,448,931	$15,366,023
Ending loans in repayment(2)	$14,652,527	$14,525,259	$14,652,527	$14,525,259
Accrued interest to be capitalized	$1,136,973	$1,029,381	$1,136,973	$1,029,381
Accrued interest to be capitalized on loans in repayment(3)	$408,923	$359,343	$408,923	$359,343
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
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but for purposes of the tables below, do not include those loans while they are in forbearance). Our experience shows that the percentage of loans in
72 SLM CORPORATION

forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2023, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 0.9 percent. Approximately 71 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of June 30, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,102	$5,102
Loans in forbearance	98	32	19	14	21	—	184
Loans in repayment - current	4,665	3,009	1,800	1,476	3,163	—	14,113
Loans in repayment - delinquent 30-59 days	71	54	37	31	72	—	265
Loans in repayment - delinquent 60-89 days	42	29	18	15	34	—	138
Loans in repayment - 90 days or greater past due	43	26	18	15	34	—	136
Total	$4,919	$3,150	$1,892	$1,551	$3,324	$5,102	19,938
Deferred origination costs and unamortized premium/(discount)							71
Allowance for credit losses							(1,360)
Total Private Education Loans, net							$18,649

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.66%	0.22%	0.13%	0.09%	0.14%	—%	1.24%

As of June 30, 2022 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,810	$4,810
Loans in forbearance	103	28	19	14	20	—	184
Loans in repayment - current	4,592	2,766	2,125	1,466	3,032	—	13,981
Loans in repayment - delinquent 30-59 days	85	47	38	25	60	—	255
Loans in repayment - delinquent 60-89 days	67	29	22	17	35	—	170
Loans in repayment - 90 days or greater past due	42	22	18	12	25	—	119
Total	$4,889	$2,892	$2,222	$1,534	$3,172	$4,810	19,519
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,075)
Total Private Education Loans, net							$18,511

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.70%	0.19%	0.13%	0.09%	0.14%	—%	1.25%

SLM CORPORATION 73

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2023 and December 31, 2022.

As of June 30, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$226,942	$232,521	$13,051,283	$3,057	$1,138,724	$14,652,527
$ in total	$316,727	$233,338	$17,769,402	$3,092	$1,615,804	$19,938,363

As of December 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$216,513	$261,316	$13,599,750	$4,565	$1,047,406	$15,129,550
$ in total	$308,884	$262,602	$18,218,925	$4,602	$1,508,675	$20,303,688
(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date continued to be processed, and final disbursements under those loans occurred in December 2022.
(2) In May 2022, we discontinued offering our Career Training loan product. Applications for those loans received before the offering termination date will continue to be processed, with final disbursements under those loans to occur until August 2023.
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
June 30, 2023	$1,275,741	$7,011	$8,224
December 31, 2022	$1,177,562	$6,609	$8,121
June 30, 2022	$1,171,910	$5,433	$7,344
(1)The allowance for uncollectible interest at June 30, 2023 and 2022 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at June 30, 2023 and 2022, relates to $139 million and $143 million, respectively, of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.1 billion and $1.0 billion, at June 30, 2023 and 2022, respectively) is reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2022 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($240 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($937 million) was reserved in the allowance for credit losses.

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
Interest-bearing deposits as of June 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion and $8.0 billion of our deposit total as of June 30, 2023 and December 31, 2022, respectively. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
At June 30, 2023 and December 31, 2022, our sources of liquidity included liquid investments with unrealized losses of $169.8 million and $184.5 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2023	December 31, 2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$—	$—
Sallie Mae Bank(1)	3,875,979	4,617,533
Available-for-sale investments	1,961,776	2,012,901
Total unrestricted cash and liquid investments	$5,837,755	$6,630,434

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
SLM CORPORATION 75

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$6,480	$11,230	$6,281	$10,730
Sallie Mae Bank(1)	4,051,693	3,853,025	3,887,661	3,582,328
Available-for-sale investments	1,996,426	2,196,627	1,999,253	2,323,704
Total unrestricted cash and liquid investments	$6,054,599	$6,060,882	$5,893,195	$5,916,762
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$20,358,961	$21,446,647
Deposits - non-interest-bearing	2,524	1,424
Total deposits	$20,361,485	$21,448,071

Our total deposits of $20.4 billion were comprised of $8.7 billion in brokered deposits and $11.7 billion in retail and other deposits at June 30, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of June 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits include deposits from Educational 529 and Health Savings plans that diversify our funding sources and additional deposits we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion and $8.0 billion of our deposit total as of June 30, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $4 million in the three months ended June 30, 2023 and 2022, respectively, and placement fee expense of $6 million and $7 million in the six months ended June 30, 2023 and 2022, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended June 30, 2023 and $2 million in fees were paid for the three months ended June 30, 2022. Fees paid to third-party brokers related to brokered CDs were $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Interest bearing deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$10,246,170	4.54%	$10,977,242	3.75%
Savings	923,330	3.95	982,586	3.15
Certificates of deposit	9,189,461	3.03	9,486,819	2.57
Deposits - interest bearing	$20,358,961		$21,446,647
(1) Includes the effect of interest rate swaps in effective hedge relationships.
76 SLM CORPORATION

As of June 30, 2023 and December 31, 2022, there were $457 million and $615 million, respectively, of deposits exceeding FDIC insurance limits. These omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms. Accrued interest on deposits was $69 million and $59 million at June 30, 2023 and December 31, 2022, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.2 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.8 percent and 9.2 percent, respectively, of our total notional derivative contracts of $2.0 billion at June 30, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2023 was $(52) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At both June 30, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $12 million.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.

SLM CORPORATION 77

The table below highlights exposure related to our derivative counterparties as of June 30, 2023.

As of June 30, 2023 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$11,742
Exposure to counterparties with credit ratings, net of collateral	$11,742
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2023. As of June 30, 2023, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
78 SLM CORPORATION

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
At June 30, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Six Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	June 30, 2023	June 30, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

SLM CORPORATION 79

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $145 million and $160 million, net of tax of $46 million and $52 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,976,883	12.8%	$1,624,566	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,976,883	12.8%	$1,972,687	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,273,971	14.1%	$2,436,849	>	10.5%
Tier 1 Capital (to Average Assets)	$2,976,883	10.2%	$1,162,795	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For June 30, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $300 million and $300 million in dividends to the Company for the three and six months ended June 30, 2023, respectively, and $293 million and $401 million in dividends to the Company for the three and six months ended June 30, 2022, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

80 SLM CORPORATION

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2023 and December 31, 2022, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,592	$990,592	$—	$988,986	$988,986
Total unsecured borrowings	—	990,592	990,592	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,536,400	3,536,400	—	3,462,363	3,462,363
Variable-rate	—	686,706	686,706	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,223,106	4,223,106	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,223,106	4,223,106	—	4,246,128	4,246,128
Total	$—	$5,213,698	$5,213,698	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both June 30, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2023 or in the year ended December 31, 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $1.7 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2023 or in the year ended December 31, 2022.

SLM CORPORATION 81

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2023, we had $1.6 billion of outstanding contractual loan commitments which we expect to fund during the upcoming 2023/2024 academic year. At June 30, 2023, we had a $63 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and collection agencies. This improved our estimate of recovery rates in the second quarter of 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At June 30, 2023, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 1-month LIBOR. As of their first repricing date after the LIBOR Cessation Date, these legacy assets and liabilities will be converted to various SOFR fallback rates plus a spread adjustment and are modeled accordingly. Rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. On April 1, 2021, we began offering variable-rate Private Education Loans based on the 30-day average SOFR, replacing 1-month LIBOR for new originations. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, including both 1-month LIBOR and 30-day average SOFR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2023 and 2022, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
Due to the low interest rate environment in early 2022, results for the downward 300-basis point rate shock were not presented because they did not provide a meaningful indication of interest rate sensitivity at that time. As interest rates rose, the 100-basis point downward rate shock was added to the model in the second quarter of 2022 and the 300-basis point downward rate shock was added in the fourth quarter of 2022. The EAR results for June 30, 2023 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than results from one year ago, but remain within established trigger and threshold limits.

	2023				2022
As of June 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-0.5%	-0.1%	0.0%	-0.3%	+0.8%	+0.3%	-0.6%	N/A
EAR - Ramp	0.0%	0.0%	-0.1%	-0.5%	+0.4%	+0.1%	-0.3%	N/A
EVE	-18.4%	-6.5%	+6.5%	+19.0%	-10.8%	-3.7%	+3.6%	N/A

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
SLM CORPORATION 83

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2023. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of June 30, 2023 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$955.8	$(955.8)
SOFR Rate	daily/weekly/monthly	2,743.3	3,090.3	(347.0)
3-month Treasury bill	weekly	90.1	—	90.1
Prime	monthly	0.6	—	0.6
3-month LIBOR	quarterly	—	251.1	(251.1)
1-month LIBOR	monthly	5,370.1	4,397.5	972.6
1-month LIBOR	daily	483.5	—	483.5
Non-Discrete reset(2)	daily/weekly	4,078.5	3,756.3	322.2
Fixed-Rate(3)		14,942.3	15,257.4	(315.1)
Total		$27,708.4	$27,708.4	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective rate, SOFR rate, 3-month LIBOR, 1-Month LIBOR monthly, 1-Month LIBOR daily, non-discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate, 3-month LIBOR, and 1-Month LIBOR categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.6 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
84 SLM CORPORATION

are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices, resulting in a negative impact to our earnings.
Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2023.

As of June 30, 2023 (averages in years)	Weighted Average Life
Earning assets
Education loans	4.98
Cash and investments	1.45
Total earning assets	4.12

Deposits
Short-term deposits	0.88
Long-term deposits	2.05
Total deposits	1.19

Borrowings
Long-term borrowings	3.31
Total borrowings	3.31

SLM CORPORATION 85

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2023.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2023	125	$14.59	—	$581,000
May 1 - May 31, 2023	12,265	$15.36	12,265	$395,000
June 1 - June 30, 2023	4,128	$16.74	4,125	$326,000
Total second-quarter 2023	16,518	$15.70	16,390

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of June 30, 2023, we had $326 million remaining under the 2022 Share Repurchase Program.
(3)    In the second quarter of 2023, we repurchased 16.4 million shares under our 10b5-1 trading plan. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2023 was $16.32.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
SLM CORPORATION 87

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2023.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

88 SLM CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 26, 2023

SLM CORPORATION 89