Form 10-Q
period 2023-09-30
SLM Corp
filed 2023-10-25
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2023, there were 226,271,057 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,548,225	$4,616,117
Investments:
Trading investments at fair value (cost of $42,196 and $47,554, respectively)	52,561	55,903
Available-for-sale investments at fair value (cost of $2,524,634 and $2,554,332, respectively)	2,315,978	2,342,089
Other investments	94,068	94,716
Total investments	2,462,607	2,492,708
Loans held for investment (net of allowance for losses of $1,416,048 and $1,357,075, respectively)	20,899,181	19,626,868
Loans held for sale	—	29,448
Restricted cash	175,061	156,719
Other interest-earning assets	11,087	11,162
Accrued interest receivable	1,457,323	1,202,059
Premises and equipment, net	132,622	140,728
Goodwill and acquired intangible assets, net	127,723	118,273
Income taxes receivable, net	409,658	380,058
Tax indemnification receivable	2,945	2,816
Other assets	46,787	34,073
Total assets	$29,273,219	$28,811,029

Liabilities
Deposits	$21,550,745	$21,448,071
Long-term borrowings	5,515,532	5,235,114
Other liabilities	407,718	400,874
Total liabilities	27,473,995	27,084,059
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 438.2 million and 435.1 million shares issued, respectively	87,639	87,025
Additional paid-in capital	1,140,599	1,109,072
Accumulated other comprehensive loss (net of tax benefit of ($32,548) and ($30,160), respectively)	(101,315)	(93,870)
Retained earnings	3,485,575	3,163,640
Total SLM Corporation stockholders’ equity before treasury stock	4,863,568	4,516,937
Less: Common stock held in treasury at cost: 211.9 million and 194.4 million shares, respectively	(3,064,344)	(2,789,967)
Total equity	1,799,224	1,726,970
Total liabilities and equity	$29,273,219	$28,811,029

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans	$581,080	$483,327	$1,732,206	$1,387,411
Investments	13,268	10,260	36,636	24,252
Cash and cash equivalents	57,902	26,324	154,911	36,317
Total interest income	652,250	519,911	1,923,753	1,447,980
Interest expense:
Deposits	209,921	105,468	584,859	215,473
Interest expense on short-term borrowings	3,576	3,054	9,893	8,902
Interest expense on long-term borrowings	54,125	41,879	152,674	116,255
Total interest expense	267,622	150,401	747,426	340,630
Net interest income	384,628	369,510	1,176,327	1,107,350
Less: provisions for credit losses	198,023	207,598	329,864	336,193
Net interest income after provisions for credit losses	186,605	161,912	846,463	771,157
Non-interest income:
Gains (losses) on sales of loans, net	(5)	74,978	124,740	324,856
Gains (losses) on securities, net	1,490	891	1,988	(2,021)
Gains (losses) on derivatives and hedging activities, net	—	—	—	(5)
Other income	22,753	19,234	63,275	52,451
Total non-interest income	24,238	95,103	190,003	375,281
Non-interest expenses:
Operating expenses:
Compensation and benefits	83,577	65,003	249,459	202,995
FDIC assessment fees	12,283	4,592	33,663	11,501
Other operating expenses	71,542	80,369	192,983	199,204
Total operating expenses	167,402	149,964	476,105	413,700
Acquired intangible assets amortization expense	2,834	2,328	7,351	5,478
Total non-interest expenses	170,236	152,292	483,456	419,178
Income before income tax expense	40,607	104,723	553,010	727,260
Income tax expense	11,242	29,551	140,062	181,203
Net income	29,365	75,172	412,948	546,057
Preferred stock dividends	4,642	2,531	12,979	5,563
Net income attributable to SLM Corporation common stock	$24,723	$72,641	$399,969	$540,494
Basic earnings per common share	$0.11	$0.29	$1.71	$2.05
Average common shares outstanding	226,120	251,266	234,170	263,098
Diluted earnings per common share	$0.11	$0.29	$1.69	$2.03
Average common and common equivalent shares outstanding	228,800	253,716	236,593	266,065
Declared dividends per common share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$29,365	$75,172	$412,948	$546,057
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(17,686)	(68,701)	3,358	(197,930)
Unrealized gains (losses) on cash flow hedges	(5,767)	29,823	(13,191)	98,248
Total unrealized gains (losses)	(23,453)	(38,878)	(9,833)	(99,682)
Income tax (expense) benefit	5,702	9,400	2,388	24,102
Other comprehensive income (loss), net of tax (expense) benefit	(17,751)	(29,478)	(7,445)	(75,580)
Total comprehensive income	$11,614	$45,694	$405,503	$470,477

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2023	2,510,696	437,993,893	(211,913,035)	226,080,858	$251,070	$87,599	$1,129,537	$(83,564)	$3,485,732	$(3,064,010)	$1,806,364
Net income	—	—	—	—	—	—	—	—	29,365	—	29,365
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,751)	—	—	(17,751)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	11,614
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,879)	—	(24,879)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,642)	—	(4,642)
Issuance of common shares	—	200,886	—	200,886	—	40	2,590	—	(1)	—	2,629
Stock-based compensation expense	—	—	—	—	—	—	8,472	—	—	—	8,472
Common stock repurchased	—	—	—	—	—	—	—	—	—	(161)	(161)
Shares repurchased related to employee stock-based compensation plans	—	—	(10,687)	(10,687)	—	—	—	—	—	(173)	(173)
Balance at September 30, 2023	2,510,696	438,194,779	(211,923,722)	226,271,057	$251,070	$87,639	$1,140,599	$(101,315)	$3,485,575	$(3,064,344)	$1,799,224

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	2,510,696	432,013,372	(153,056,639)	278,956,733	$251,070	$86,403	$1,074,384	$(17,897)	$2,817,134	$(2,061,383)	$2,149,711
Net income	—	—	—	—	—	—	—	—	546,057	—	546,057
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(75,580)	—	—	(75,580)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	470,477
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(86,219)	—	(86,219)
Preferred Stock, Series B ($2.22 per share)	—	—	—	—	—	—	—	—	(5,563)	—	(5,563)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	245	—	(802)	—	(557)
Issuance of common shares	—	3,093,392	—	3,093,392	—	619	371	—	—	—	990
Stock-based compensation expense	—	—	—	—	—	—	26,761	—	289	—	27,050
Common stock repurchased	—	—	(30,721,944)	(30,721,944)	—	—	—	—	—	(552,887)	(552,887)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,131,351)	(1,131,351)	—	—	—	—	—	(20,774)	(20,774)
Balance at September 30, 2022	2,510,696	435,106,764	(184,909,934)	250,196,830	$251,070	$87,022	$1,101,761	$(93,477)	$3,270,896	$(2,635,044)	$1,982,228

See accompanying notes to consolidated financial statements.

8 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	412,948	—	412,948
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(7,445)	—	—	(7,445)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	405,503
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(76,817)	—	(76,817)
Preferred Stock, Series B ($5.17 per share)	—	—	—	—	—	—	—	—	(12,979)	—	(12,979)
Issuance of common shares	—	3,073,639		3,073,639	—	614	3,227	—	(1,217)	—	2,624
Stock-based compensation expense	—	—	—	—	—	—	28,300	—	—	—	28,300
Common stock repurchased	—	—	(16,389,696)	(16,389,696)	—	—	—	—	—	(257,563)	(257,563)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,088,330)	(1,088,330)	—	—	—	—	—	(16,814)	(16,814)
Balance at September 30, 2023	2,510,696	438,194,779	(211,923,722)	226,271,057	$251,070	$87,639	$1,140,599	$(101,315)	$3,485,575	$(3,064,344)	$1,799,224

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Operating activities
Net income	$412,948	$546,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	329,864	336,193
Income tax expense	140,062	181,203
Amortization of brokered deposit placement fee	8,818	9,757
Amortization of Secured Borrowing Facility upfront fee	2,149	1,930
Amortization of deferred loan origination costs and loan premium/(discounts), net	9,831	11,619
Net amortization of discount on investments	(2,012)	802
Increase in tax indemnification receivable	(129)	(345)
Depreciation of premises and equipment	13,404	12,840
Acquired intangible assets amortization expense	7,351	5,478
Stock-based compensation expense	28,300	27,152
Unrealized (gains) losses on derivatives and hedging activities, net	(280)	247
Gains on sales of loans, net	(124,740)	(324,856)
(Gains) losses on securities, net	(1,988)	2,021
Acquisition transaction costs, net	997	2,602
Other adjustments to net income, net	12,279	11,153
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(777,125)	(580,704)
Increase in trading investments	—	(5,064)
Increase in non-marketable securities	(853)	(2,050)
Decrease (increase) in other interest-earning assets	75	(1,370)
Increase in other assets	(31,211)	(20,725)
Decrease in income taxes payable, net	(163,077)	(217,909)
Increase in accrued interest payable	27,829	25,307
Decrease in other liabilities	(9,988)	(15,471)
Total adjustments	(530,444)	(540,190)
Total net cash (used in) provided by operating activities	(117,496)	5,867
Investing activities
Loans acquired and originated	(5,600,123)	(5,234,895)
Net proceeds from sales of loans held for investment and loans held for sale	2,157,024	3,460,758
Proceeds from FFELP Loan claim payments	39,836	22,587
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	2,338,426	2,833,822
Purchases of available-for-sale securities	(70,790)	(753,129)
Proceeds from sales and maturities of available-for-sale securities	215,042	812,712
Purchase of subsidiary, net of cash acquired	(14,654)	(127,654)
Total net cash (used in) provided by investing activities	(935,239)	1,014,201
Financing activities
Brokered deposit placement fee	(6,904)	(8,147)
Net increase (decrease) in certificates of deposit	886,475	(77,938)
Net increase (decrease) in other deposits	(796,218)	611,851
Issuance costs for collateralized borrowings	(15)	(40)
Borrowings collateralized by loans in securitization trusts - issued	1,135,054	572,640
Borrowings collateralized by loans in securitization trusts - repaid	(863,230)	(988,505)
Issuance costs for unsecured debt offering	—	(375)
Fees paid on Secured Borrowing Facility	(2,850)	(2,838)
Common stock dividends paid	(76,817)	(86,219)
Preferred stock dividends paid	(12,979)	(5,563)
Common stock repurchased	(259,331)	(555,607)
Total net cash provided by (used in) financing activities	3,185	(540,741)
10 SLM CORPORATION

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,049,550)	479,327
Cash, cash equivalents and restricted cash at beginning of period	4,772,836	4,545,344
Cash, cash equivalents and restricted cash at end of period	$3,723,286	$5,024,671
Cash disbursements made for:
Interest	$691,632	$285,626
Income taxes paid	$171,022	$219,975
Income taxes refunded	$(8,157)	$(2,023)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,548,225	$4,846,754
Restricted cash	175,061	177,917
Total cash, cash equivalents and restricted cash	$3,723,286	$5,024,671

See accompanying notes to consolidated financial statements.
SLM CORPORATION 11

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
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
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standard Codification 805, “Business Combinations,” whereby as of the acquisition date, the acquired tangible assets and liabilities were recorded at their estimated fair values. The identifiable intangible assets were recorded at fair values as determined by an independent appraiser. The purchase price allocation for Scholly resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $5 million. Certain amounts are provisional and are subject to change, including final working capital adjustments and goodwill.
The results of operations of Scholly have been included in our consolidated financial statements since the acquisition date. We have not disclosed the pro forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2023, as the pro forma impact was deemed immaterial. Transaction costs associated with the Scholly acquisition were approximately $1 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income.
Identifiable intangible assets at the acquisition date included definite life intangible assets with an aggregate fair value of approximately $11 million, including tradename and trademarks, developed technology, customer relationships, and partner relationships. The intangible assets will be amortized over a period of two to four years based on the estimated economic benefit derived from each of the underlying assets.
See Note 7, “Goodwill and Acquired Intangible Assets,” for additional details.

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
At September 30, 2023 and December 31, 2022, we had $53 million and $56 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of September 30, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$438,527	$—	$—	$(87,399)	$351,128
Utah Housing Corporation bonds	3,408	—	—	(555)	2,853
U.S. government-sponsored enterprises and Treasuries	1,669,748	—	—	(96,757)	1,572,991
Other securities	412,951	—	595	(24,540)	389,006
Total	$2,524,634	$—	$595	$(209,251)	$2,315,978

As of December 31, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$389,067	$—	$2	$(68,705)	$320,364
Utah Housing Corporation bonds	3,584	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	1,804,726	—	—	(115,416)	1,689,310
Other securities	356,955	—	33	(27,800)	329,188
Total	$2,554,332	$—	$35	$(212,278)	$2,342,089

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2023:
Mortgage-backed securities	$(3,342)	$67,737	$(84,057)	$283,391	$(87,399)	$351,128
Utah Housing Corporation bonds	—	—	(555)	2,853	(555)	2,853
U.S. government-sponsored enterprises and Treasuries	—	—	(96,757)	1,572,991	(96,757)	1,572,991
Other securities	(2,051)	81,109	(22,489)	236,226	(24,540)	317,335
Total	$(5,393)	$148,846	$(203,858)	$2,095,461	$(209,251)	$2,244,307

As of December 31, 2022:
Mortgage-backed securities	$(13,956)	$99,598	$(54,749)	$220,576	$(68,705)	$320,174
Utah Housing Corporation bonds	(357)	3,227	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	(28,128)	689,300	(87,288)	1,000,010	(115,416)	1,689,310
Other securities	(15,852)	232,546	(11,948)	92,883	(27,800)	325,429
Total	$(58,293)	$1,024,671	$(153,985)	$1,313,469	$(212,278)	$2,338,140

At September 30, 2023 and December 31, 2022, 226 of 230 and 191 of 194, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through net income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
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
As of September 30, 2023, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of September 30, 2023 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2023	$25,000	$24,767
2024	699,111	677,812
2025	298,564	285,252
2026	548,563	492,182
2027	98,511	92,979
2038	69	68
2039	663	622
2042	2,439	2,008
2043	4,209	3,573
2044	4,945	4,302
2045	5,163	4,337
2046	7,841	6,540
2047	7,917	6,658
2048	2,032	1,790
2049	15,899	13,366
2050	109,845	82,601
2051	156,133	116,543
2052	54,219	44,328
2053	163,617	150,202
2054	75,509	67,142
2055	90,148	86,125
2056	105,584	104,292
2058	48,653	48,489
Total	$2,524,634	$2,315,978

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $582 million and $547 million par value of securities pledged to this borrowing facility at September 30, 2023 and December 31, 2022, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In March 2023 our $5 million investment in a convertible debt security, classified as a trading investment, and the related accrued interest were converted into equity securities and were reclassified to investments in non-marketable securities. As of September 30, 2023, and December 31, 2022, our total investment in these securities was $14 million and $8 million, respectively.

SLM CORPORATION 15

2.	Investments (Continued)

Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $74 million at September 30, 2023 and $80 million at December 31, 2022. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $34 million at September 30, 2023 and $46 million at December 31, 2022.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at September 30, 2023 and $9 million at December 31, 2022. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of September 30, 2023, 35 percent of all of our Private Education Loans were indexed to SOFR. As of December 30, 2022, 45 percent of all of our Private Education Loans were indexed to LIBOR, the London interbank offered rate, or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first nine months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. In the first nine months of 2022, we recognized $325 million in gains from the sale of approximately $3.29 billion of our Private Education Loans, including $3.08 billion of principal and $213 million in capitalized interest, to unaffiliated third parties. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.

16 SLM CORPORATION

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Private Education Loans:
Fixed-rate	$14,000,110	$11,108,079
Variable-rate	7,680,757	9,195,609
Total Private Education Loans, gross	21,680,867	20,303,688
Deferred origination costs and unamortized premium/(discount)	78,673	69,656
Allowance for credit losses	(1,411,232)	(1,353,631)
Total Private Education Loans, net	20,348,308	19,019,713

FFELP Loans	554,309	609,050
Deferred origination costs and unamortized premium/(discount)	1,380	1,549
Allowance for credit losses	(4,816)	(3,444)
Total FFELP Loans, net	550,873	607,155
Loans held for investment, net	$20,899,181	$19,626,868

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years and 5.0 years at September 30, 2023 and December 31, 2022, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2023		2022
Three Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,649,663	10.96%	$19,958,763	9.43%
FFELP Loans	563,502	7.35	655,724	5.03
Total portfolio	$21,213,165		$20,614,487

	2023		2022
Nine Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,032,541	10.80%	$20,685,372	8.82%
FFELP Loans	583,427	7.10	673,654	4.18
Total portfolio	$21,615,968		$21,359,026

SLM CORPORATION 17

4. Loans Held for Sale
We had no loans held for sale at September 30, 2023 and $29 million in loans held for sale at December 31, 2022. The balance at December 31, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, when the loans were transferred to held for sale, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million. In May 2023, we sold our Credit Card loan portfolio to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We recorded a loss of $4 million related to the sale in the second quarter of 2023.

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

18 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

Three Months Ended September 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,422	$1,360,294	$1,364,716
Transfer from unfunded commitment liability(1)	—	101,687	101,687
Provisions:
Provision for current period	666	44,423	45,089
Total provisions(2)	666	44,423	45,089
Net charge-offs:
Charge-offs	(272)	(104,865)	(105,137)
Recoveries	—	9,693	9,693
Net charge-offs	(272)	(95,172)	(95,444)
Ending Balance	$4,816	$1,411,232	$1,416,048
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,816	$1,411,232	$1,416,048
Loans(3):
Ending balance: collectively evaluated for impairment	$554,309	$21,680,867	$22,235,176
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,283,388	$1,283,388
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.25%	2.53%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.87%	6.15%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.15%	8.84%
Allowance coverage of net charge-offs (annualized)	4.43	3.71
Ending total loans, gross	$554,309	$21,680,867
Average loans in repayment(4)	$428,028	$15,023,993
Ending loans in repayment(4)	$418,022	$15,505,145
Accrued interest to be capitalized on loans in repayment(6)	$—	$464,807
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$44,423
Provisions for unfunded loan commitments	152,934
Total Private Education Loan provisions for credit losses	197,357
Other impacts to the provisions for credit losses:
FFELP Loans	666
Total	666
Provisions for credit losses reported in consolidated statements of income	$198,023

(3) For the three months ended September 30, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
SLM CORPORATION 19

5.	Allowance for Credit Losses (Continued)

Three Months Ended September 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$3,929	$1,074,744	$2,393	$1,081,066
Transfer from unfunded commitment liability(1)	—	168,377	—	168,377
Provisions:
Provision for current period	29	95,482	2,039	97,550
Loan sale reduction to provision	—	(50,226)	—	(50,226)
Loans transferred from held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	29	45,256	(333)	44,952
Net charge-offs:
Charge-offs	(147)	(109,350)	(2,062)	(111,559)
Recoveries	—	11,400	2	11,402
Net charge-offs	(147)	(97,950)	(2,060)	(100,157)
Ending Balance	$3,811	$1,190,427	$—	$1,194,238
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,811	$1,190,427	$—	$1,194,238
Loans(3):
Ending balance: collectively evaluated for impairment	$643,614	$20,104,463	$—	$20,748,077
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,056,983	$—	$1,056,983
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.11%	2.67%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.59%	5.63%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.78%	7.98%	—%
Allowance coverage of net charge-offs (annualized)	6.48	3.04	—
Ending total loans, gross	$643,614	$20,104,463	$—
Average loans in repayment(4)	$518,226	$14,674,437	$—
Ending loans in repayment(4)	$489,920	$14,546,556	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$371,388	$—
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
(3) For the three months ended September 30, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
20 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$3,444	$1,353,631	$1,357,075
Transfer from unfunded commitment liability(1)	—	278,388	278,388
Provisions:
Provision for current period	2,225	196,859	199,084
Loan sale reduction to provision	—	(136,531)	(136,531)
Total provisions(2)	2,225	60,328	62,553
Net charge-offs:
Charge-offs	(853)	(314,500)	(315,353)
Recoveries	—	33,385	33,385
Net charge-offs	(853)	(281,115)	(281,968)
Ending Balance	$4,816	$1,411,232	$1,416,048
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,816	$1,411,232	$1,416,048
Loans(3):
Ending balance: collectively evaluated for impairment	$554,309	$21,680,867	$22,235,176
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,283,388	$1,283,388
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.26%	2.44%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.87%	6.15%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.15%	8.84%
Allowance coverage of net charge-offs (annualized)	4.23	3.77
Ending total loans, gross	$554,309	$21,680,867
Average loans in repayment(4)	$440,716	$15,358,596
Ending loans in repayment(4)	$418,022	$15,505,145
Accrued interest to be capitalized on loans in repayment(6)	$—	$464,807
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$60,328
Provisions for unfunded loan commitments	267,311
Total Private Education Loan provisions for credit losses	327,639
Other impacts to the provisions for credit losses:
FFELP Loans	2,225
Total	2,225
Provisions for credit losses reported in consolidated statements of income	$329,864

(3) For the nine months ended September 30, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
SLM CORPORATION 21

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	303,591	—	303,591
Provisions:
Provision for current period	110	168,473	2,635	171,218
Loan sale reduction to provision	—	(171,325)	—	(171,325)
Loans transferred from held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	110	(2,852)	263	(2,479)
Net charge-offs:
Charge-offs	(376)	(299,699)	(2,549)	(302,624)
Recoveries	—	30,410	5	30,415
Net charge-offs	(376)	(269,289)	(2,544)	(272,209)
Ending Balance	$3,811	$1,190,427	$—	$1,194,238
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,811	$1,190,427	$—	$1,194,238
Loans(3):
Ending balance: collectively evaluated for impairment	$643,614	$20,104,463	$—	$20,748,077
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,056,983	$—	$1,056,983
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.09%	2.37%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.59%	5.63%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.78%	7.98%	—%
Allowance coverage of net charge-offs (annualized)	7.60	3.32	—
Ending total loans, gross	$643,614	$20,104,463	$—
Average loans in repayment(4)	$532,275	$15,173,465	$—
Ending loans in repayment(4)	$489,920	$14,546,556	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$371,388	$—
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
(3) For the nine months ended September 30, 2022, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
Allowance for Credit Losses
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, home price index, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we used forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At September 30, 2022, December 31, 2022, and September 30, 2023, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and collection agencies. This improved our estimate of recovery rates for the nine months ended September 30, 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.
Provisions for credit losses in the nine months ended September 30, 2023 decreased by $6 million compared with the year-ago period. During the nine months ended September 30, 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were offset by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first nine months of 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery program noted above). In the year-ago period, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.29 billion in Private Education Loans sold in the first nine months of 2022.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$16,620	0.07%	$90,193	0.39%
Total	$16,620	0.07%	$90,193	0.39%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$9,750	0.05%	$79,765	0.40%
Total	$9,750	0.05%	$79,765	0.40%

24 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$39,263	0.17%	$254,639	1.10%
Total	$39,263	0.17%	$254,639	1.10%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$25,065	0.12%	$237,588	1.18%
Total	$25,065	0.12%	$237,588	1.18%

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended September 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.57% to 4.00%	Private Education Loans	Added a weighted average 10.22 years to the life of loans Reduced average contractual rate from 13.12% to 4.00%

Three Months Ended September 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 11.31% to 4.00%	Private Education Loans	Added a weighted average 10.24 years to the life of loans Reduced average contractual rate from 10.87% to 4.00%

SLM CORPORATION 25

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.29% to 4.00%	Private Education Loans	Added a weighted average 10.24 years to the life of loans Reduced average contractual rate from 12.84% to 4.00%

Nine Months Ended September 30, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 10.76% to 4.00%	Private Education Loans	Added a weighted average 10.38 years to the life of loans Reduced average contractual rate from 10.17% to 4.00%

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$14,546	$14,129	$4,534	$9,467	$9,289	$1,801
Total	$14,546	$14,129	$4,534	$9,467	$9,289	$1,801
26 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$26,449	$27,672	$6,428	$12,660	$12,463	$1,861
Total	$26,449	$27,672	$6,428	$12,660	$12,463	$1,861
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification (or within the reporting period, for the loans shown in in the year-ago period, as the case may be).
(2) For the three months ended September 30, 2023, the modified loans include $12.4 million of interest rate reduction and term extension loan modifications and $2.1 million of interest rate reduction only loan modifications. For the three months ended September 30, 2022, the modified loans include $8.5 million of interest rate reduction and term extension loan modifications and $1.0 million of interest rate reduction only loan modifications.
(3) For the nine months ended September 30, 2023, the modified loans include $23.0 million of interest rate reduction and term extension loan modifications and $3.4 million of interest rate reduction only loan modifications. For the nine months ended September 30, 2022, the modified loans include $11.4 million of interest rate reduction and term extension loan modifications and $1.2 million of interest rate reduction only loan modifications.
(4) Represents the unpaid principal balance at the time of payment default.
(5) Represents the unpaid principal balance at the time of charge off.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following tables depict the performance of loans that have been modified during the respective reporting periods (first nine months of 2023 and full year 2022, respectively).

	Payment Status (Amortized Cost Basis)
At September 30, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$5,140	$266,090	$10,137	$5,565	$6,970	$293,902
Total	$5,140	$266,090	$10,137	$5,565	$6,970	$293,902

	Payment Status (Amortized Cost Basis)
At December 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
Total	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
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
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status, and loan seasoning. The FICO scores are assessed at original approval and periodically refreshed/updated through the loan’s term. The following tables highlight the gross principal balance of our Private Education Loan portfolio (held for investment), by year of origination approval, stratified by key credit quality indicators.

As of September 30, 2023 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)	2018 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,262,857	$4,710,256	$2,894,829	$1,686,843	$1,480,270	$4,860,436	$18,895,491	87%
Without cosigner	467,628	711,282	468,874	304,590	268,797	564,205	2,785,376	13
Total	$3,730,485	$5,421,538	$3,363,703	$1,991,433	$1,749,067	$5,424,641	$21,680,867	100%

FICO at Origination Approval(2):
Less than 670	$278,407	$418,966	$236,903	$127,660	$146,011	$481,014	$1,688,961	8%
670-699	530,255	752,093	455,895	278,207	275,056	929,262	3,220,768	15
700-749	1,150,877	1,690,871	1,067,755	645,549	584,322	1,830,206	6,969,580	32
Greater than or equal to 750	1,770,946	2,559,608	1,603,150	940,017	743,678	2,184,159	9,801,558	45
Total	$3,730,485	$5,421,538	$3,363,703	$1,991,433	$1,749,067	$5,424,641	$21,680,867	100%

FICO Refreshed(2)(3):
Less than 670	$353,491	$605,817	$387,375	$218,261	$214,908	$807,495	$2,587,347	12%
670-699	528,071	733,990	422,792	211,964	187,283	607,515	2,691,615	12
700-749	1,144,110	1,602,766	980,859	553,576	486,058	1,469,715	6,237,084	29
Greater than or equal to 750	1,704,813	2,478,965	1,572,677	1,007,632	860,818	2,539,916	10,164,821	47
Total	$3,730,485	$5,421,538	$3,363,703	$1,991,433	$1,749,067	$5,424,641	$21,680,867	100%

Seasoning(4):
1-12 payments	$2,016,589	$2,187,876	$414,530	$232,959	$201,057	$379,107	$5,432,118	25%
13-24 payments	—	1,114,686	1,380,064	183,885	186,471	459,239	3,324,345	15
25-36 payments	—	—	643,381	753,256	120,744	487,209	2,004,590	9
37-48 payments	—	—	—	410,918	696,040	471,110	1,578,068	7
More than 48 payments	—	—	—	40	263,792	3,116,035	3,379,867	16
Not yet in repayment	1,713,896	2,118,976	925,728	410,375	280,963	511,941	5,961,879	28
Total	$3,730,485	$5,421,538	$3,363,703	$1,991,433	$1,749,067	$5,424,641	$21,680,867	100%

2023 Current period(5) gross charge-offs	$(614)	$(17,832)	$(52,861)	$(38,251)	$(39,710)	$(165,232)	$(314,500)
2023 Current period(5) recoveries	76	1,278	4,802	3,522	3,923	19,784	33,385
2023 Current period(5) net charge-offs	$(538)	$(16,554)	$(48,059)	$(34,729)	$(35,787)	$(145,448)	$(281,115)

Total accrued interest by origination vintage	$94,292	$407,226	$328,076	$186,063	$150,655	$262,913	$1,429,225

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2023.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2023 through September 30, 2023.

28 SLM CORPORATION

5.	Allowance for Credit Losses (Continued)

As of December 31, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,656,111	$3,941,921	$2,208,033	$1,853,619	$1,402,828	$4,626,491	$17,689,003	87%
Without cosigner	620,422	605,238	376,589	319,041	213,014	480,381	2,614,685	13
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO at Origination Approval(2):
Less than 670	$326,991	$307,646	$158,606	$177,098	$143,674	$439,587	$1,553,602	8%
670-699	593,216	611,649	356,541	339,685	259,142	878,426	3,038,659	15
700-749	1,336,765	1,440,510	834,819	719,777	537,680	1,722,068	6,591,619	32
Greater than or equal to 750	2,019,561	2,187,354	1,234,656	936,100	675,346	2,066,791	9,119,808	45
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO Refreshed(2)(3):
Less than 670	$443,868	$461,589	$242,310	$237,105	$204,894	$773,324	$2,363,090	12%
670-699	594,118	579,784	284,244	240,999	173,754	564,344	2,437,243	12
700-749	1,322,558	1,378,910	748,368	628,060	449,701	1,388,090	5,915,687	29
Greater than or equal to 750	1,915,989	2,126,876	1,309,700	1,066,496	787,493	2,381,114	9,587,668	47
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

Seasoning(4):
1-12 payments	$2,448,884	$636,073	$384,334	$330,316	$235,878	$424,636	$4,460,121	22%
13-24 payments	—	2,477,764	255,510	195,753	166,045	455,782	3,550,854	18
25-36 payments	—	—	1,366,398	257,534	126,223	489,157	2,239,312	11
37-48 payments	—	—	127	1,008,418	224,805	451,102	1,684,452	8
More than 48 payments	—	—	—	—	643,611	2,830,285	3,473,896	17
Not yet in repayment	1,827,649	1,433,322	578,253	380,639	219,280	455,910	4,895,053	24
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

2022 Current period(5) gross charge-offs	$(2,224)	$(25,698)	$(48,271)	$(62,071)	$(57,505)	$(231,647)	$(427,416)
2022 Current period(5) recoveries	124	1,841	4,170	5,556	5,407	24,639	41,737
2022 Current period(5) net charge-offs	$(2,100)	$(23,857)	$(44,101)	$(56,515)	$(52,098)	$(207,008)	$(385,679)

Total accrued interest by origination vintage	$142,915	$315,308	$207,858	$184,832	$116,211	$210,438	$1,177,562
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

Delinquencies - Private Education Loans Held for Investment

The following tables provide information regarding the loan status of our Private Education Loans held for investment, by year of origination approval. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans while they are in forbearance).

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of September 30, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Total

Loans in-school/grace/deferment(1)	$1,713,896	$2,118,976	$925,728	$410,375	$280,963	$511,941	$5,961,879
Loans in forbearance(2)	4,584	28,747	29,129	21,854	24,555	104,974	213,843
Loans in repayment:
Loans current	2,005,363	3,218,301	2,327,629	1,500,801	1,382,249	4,504,119	14,938,462
Loans delinquent 30-59 days(3)	4,272	32,282	41,945	28,901	30,468	145,753	283,621
Loans delinquent 60-89 days(3)	1,788	15,013	22,612	16,566	16,311	81,159	153,449
Loans 90 days or greater past due(3)	582	8,219	16,660	12,936	14,521	76,695	129,613
Total Private Education Loans in repayment	2,012,005	3,273,815	2,408,846	1,559,204	1,443,549	4,807,726	15,505,145
Total Private Education Loans, gross	3,730,485	5,421,538	3,363,703	1,991,433	1,749,067	5,424,641	21,680,867
Private Education Loans deferred origination costs and unamortized premium/(discount)	26,268	21,367	11,090	6,555	3,993	9,400	78,673
Total Private Education Loans	3,756,753	5,442,905	3,374,793	1,997,988	1,753,060	5,434,041	21,759,540
Private Education Loans allowance for losses	(220,113)	(361,902)	(227,021)	(134,487)	(111,946)	(355,763)	(1,411,232)
Private Education Loans, net	$3,536,640	$5,081,003	$3,147,772	$1,863,501	$1,641,114	$5,078,278	$20,348,308

Percentage of Private Education Loans in repayment	53.9%	60.4%	71.6%	78.3%	82.5%	88.6%	71.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.3%	1.7%	3.4%	3.7%	4.2%	6.3%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	0.9%	1.2%	1.4%	1.7%	2.1%	1.4%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)

September 30, 2023	$1,429,225	$6,756	$8,516
December 31, 2022	$1,177,562	$6,609	$8,121
(1)The allowance for uncollectible interest at September 30, 2023 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment ($146 million of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.3 billion) is reserved in the allowance for credit losses.
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
At September 30, 2023, we had $2.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2023/2024 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2023		2022
Three Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$62,600	$1,562,856	$113,525	$1,413,840
Provision/New commitments - net(1)	115,605	3,258,234	192,559	3,148,434
Other provision items	37,329	—	(29,913)	—
Transfer - funded loans(2)	(101,687)	(2,451,203)	(168,377)	(2,345,348)
Ending Balance	$113,847	$2,369,887	$107,794	$2,216,926

	2023		2022
Nine Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$124,924	$1,995,808	$72,713	$1,776,976
Provision/New commitments - net(1)	220,303	5,912,418	339,705	5,584,129
Other provision items	47,008	—	(1,033)	—
Transfer - funded loans(2)	(278,388)	(5,538,339)	(303,591)	(5,144,179)
Ending Balance	$113,847	$2,369,887	$107,794	$2,216,926
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
SLM CORPORATION 33

7. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”), in the first quarter of 2022 and the acquisition of the key assets of Scholly in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At September 30, 2023, we had $56 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination,” for additional details on our acquisition of Scholly and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination” in our 2022 Form 10-K for additional details on our acquisition of Nitro.
Acquired Intangible Assets
Our intangible assets include acquired tradename and trademarks, customer relationships, developed technology, and partner relationships. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		September 30, 2023			December 31, 2022
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Tradename and trademarks(2)	9.5	$74,510	$(11,093)	$63,417	$68,470	$(5,706)	$62,764
Customer relationships(2)	4.6	8,920	(3,268)	5,652	5,670	(1,723)	3,947
Developed technology(2)	3.5	2,590	(720)	1,870	1,260	(350)	910
Partner relationships	2.5	730	(49)	681	—	—	—
Total acquired intangible assets		$86,750	$(15,130)	$71,620	$75,400	$(7,779)	$67,621
(1)     The weighted average useful life of acquired intangible assets is at acquisition; 9.5 years is the weighted average useful life of the acquired intangible assets related to the Nitro acquisition and 3.9 years is related to the Scholly acquisition.
(2) Tradename and trademarks, customer relationships, and developed technology at September 30, 2023 include $6 million, $3 million, and $1 million, respectively related to the Scholly acquisition.
We recorded amortization of acquired intangible assets totaling approximately $3 million and $7 million in the three and nine months ended September 30, 2023, respectively, and approximately $2 million and $5 million in the three and nine months ended September 30, 2022, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $10 million, $12 million, $11 million, $10 million, and $8 million in 2023, 2024, 2025, 2026, and 2027, respectively.
34 SLM CORPORATION

8. Deposits

The following table summarizes total deposits at September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$21,550,108	$21,446,647
Deposits - non-interest-bearing	637	1,424
Total deposits	$21,550,745	$21,448,071

Our total deposits of $21.6 billion were comprised of $10.4 billion in brokered deposits and $11.2 billion in retail and other deposits at September 30, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of September 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.5 billion and $8.0 billion of our deposit total as of September 30, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended September 30, 2023 and 2022, respectively, and placement fee expense of $9 million and $10 million in the nine months ended September 30, 2023 and 2022, respectively. Fees paid to third-party brokers related to brokered CDs were $4 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and fees paid to third-party brokers related to brokered CDs were $7 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively.

Interest bearing deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,241,232	4.75%	$10,977,242	3.75%
Savings	930,590	4.35	982,586	3.15
Certificates of deposit	10,378,286	3.58	9,486,819	2.57
Deposits - interest bearing	$21,550,108		$21,446,647
    (1) Includes the effect of interest rate swaps in effective hedge relationships.
SLM CORPORATION 35

8.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
One year or less	$3,436,186	$3,224,573
After one year to two years	4,079,381	2,954,257
After two years to three years	2,359,064	1,904,919
After three years to four years	248,301	1,031,881
After four years to five years	255,354	324,375
After five years	—	46,814
Total	$10,378,286	$9,486,819

As of September 30, 2023 and December 31, 2022, there were $494 million and $615 million, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $73 million and $59 million at September 30, 2023 and December 31, 2022, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.

36 SLM CORPORATION

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2022 Form 10-K. The following table summarizes our borrowings at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$991,396	$991,396	$—	$988,986	$988,986
Total unsecured borrowings	—	991,396	991,396	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,807,493	3,807,493	—	3,462,363	3,462,363
Variable-rate	—	716,643	716,643	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,524,136	4,524,136	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,524,136	4,524,136	—	4,246,128	4,246,128
Total	$—	$5,515,532	$5,515,532	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both September 30, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.

SLM CORPORATION 37

9.	Borrowings (Continued)

Long-term Borrowings
Secured Financings
2023 Transactions
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent. On September 30, 2023, $609 million of our Private Education Loans, including $563 million of principal and $46 million in capitalized interest, were encumbered because of this transaction.
On August 16, 2023, we executed our $568 million SMB Private Education Loan Trust 2023-C term ABS transaction, which was accounted for as a secured financing. We sold $568 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $568 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.93 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.69 percent. On September 30, 2023, $637 million of our Private Education Loans, including $590 million of principal and $47 million in capitalized interest, were encumbered because of this transaction.
Secured Financings at Issuance
The following table summarizes our secured financings issued in the year ended December 31, 2022 and in the nine months ended September 30, 2023.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2022-C	August 2022	$575,000	SOFR plus 1.76%	4.69
Total notes issued in 2022		$575,000

Total loan and accrued interest amount securitized at inception in 2022(2)		$674,387

2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
2023-C	August 2023	568,000	SOFR plus 1.69%	4.93
Total notes issued in 2023		$1,147,000

Total loan and accrued interest amount securitized at inception in 2023(3)		$1,292,507

(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At September 30, 2023, $565 million of our Private Education Loans, including $527 million of principal and $38 million in capitalized interest, were encumbered related to these transactions.
(3) At September 30, 2023, $1.24 billion of our Private Education Loans, including $1.15 billion of principal and $94 million in capitalized interest, were encumbered related to these transactions.

38 SLM CORPORATION

9.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of September 30, 2023 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,524,136	$4,524,136	$5,776,779	$174,757	$358,220	$6,309,756
Secured Borrowing Facility	—	—	—	—	—	1,767	1,767
Total	$—	$4,524,136	$4,524,136	$5,776,779	$174,757	$359,987	$6,311,523

As of December 31, 2022 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$286,093	$5,876,414
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$287,159	$5,877,480

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

SLM CORPORATION 39

9.	Borrowings (Continued)

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$389,006	$52,561	$441,567	$329,188	$50,786	$379,974

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2023 or in the year ended December 31, 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $1.6 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2023 or in the year ended December 31, 2022.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.7 percent and 8.3 percent, respectively, of our total notional derivative contracts of $1.9 billion at September 30, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2023 was $(50) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $11 million and $12 million, respectively.

SLM CORPORATION 41

10.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2023 and December 31, 2022, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2023 and September 30, 2022. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2022 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2023	2022	2023	2022	2023	2022	2023	2022
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$972	$17	$—	$—	$—	$17	$972
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(268)	—	—	(567)	—	—	(268)	(567)
Total net derivatives		$(268)	$972	$17	$(567)	$—	$—	$(251)	$405

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2023	2022	2023	2022
Gross position(1)	$17	$972	$(268)	$(567)
Impact of master netting agreement	(17)	(567)	17	567
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	405	(251)	—
Cash collateral pledged(2)	11,087	11,162	—	—
Net position	$11,087	$11,567	$(251)	$—

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Interest rate swaps	$1,229,011	$1,314,660	$702,309	$1,528,186	$—	$—	$1,931,320	$2,842,846
Net total notional	$1,229,011	$1,314,660	$702,309	$1,528,186	$—	$—	$1,931,320	$2,842,846

42 SLM CORPORATION

10.	Derivative Financial Instruments (Continued)
As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022

Deposits	$(681,292)	$(1,494,087)	$20,755	$31,259

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(6,701)	$(1,783)	$(19,086)	$24,418
Hedged items recorded in interest expense	(4,346)	14,143	(10,504)	86,899
Derivatives recorded in interest expense	4,265	(14,425)	10,596	(86,896)
Total	$(6,782)	$(2,065)	$(18,994)	$24,421

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$12,813	$2,771	$34,917	$(4,033)
Total	$12,813	$2,771	$34,917	$(4,033)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$—	$—	$(248)
Total	—	—	—	(248)
Total	$6,031	$706	$15,923	$20,140

SLM CORPORATION 43

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

Amount of gain (loss) recognized in other comprehensive income (loss)	$7,046	$32,594	$21,726	$94,215
Less: amount of gain (loss) reclassified in interest expense	12,813	2,771	34,917	(4,033)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(5,767)	$29,823	$(13,191)	$98,248

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $46 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2023, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at September 30, 2023 and December 31, 2022, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $11 million and $11 million at September 30, 2023 and December 31, 2022, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

44 SLM CORPORATION

11. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2023	2022	2023	2022
Common stock repurchased under repurchase programs(1)	—	1,191,544	16,389,696	30,721,944
Average purchase price per share(2)	$—	$14.14	$15.71	$18.00
Shares repurchased related to employee stock-based compensation plans(3)	10,687	448	1,088,330	1,131,351
Average purchase price per share	$16.14	$13.99	$15.45	$18.36
Common shares issued(4)	200,886	4,682	3,073,639	3,093,392

(1) Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $326 million of capacity remaining under the 2022 Share Repurchase Program at September 30, 2023.
(2) Average purchase price per share includes purchase commission costs and excise taxes.
(3) Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(4)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on September 29, 2023 was $13.62.

Common Stock Dividends

In both September 2023 and September 2022, we paid a common stock dividend of $0.11 per common share.

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
On January 26, 2022, we announced a new share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expires on January 25, 2024, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we did not repurchase shares of common stock in the three months ended September 30, 2023, and we repurchased 16.4 million shares of common stock for $257 million in the nine months ended September 30, 2023. Under the 2022 Share Repurchase Program, we also repurchased 1.2 million shares of common stock for $17 million in the three months ended September 30, 2022, and 28.7 million shares of common stock for $515 million in the nine months ended September 30, 2022. We had $326 million of capacity remaining under the 2022 Share Repurchase Program at September 30, 2023.
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

Share Repurchases under Rule 10b5-1 trading plans
During the three months ended September 30, 2023, we did not repurchase shares of our common stock under any share repurchase program. During the three months ended September 30, 2022, we repurchased 1.2 million shares of our common stock at a total cost of $17 million, and during the nine months ended September 30, 2023 and 2022, we repurchased 16.4 million and 30.7 million shares, respectively, of our common stock at a total cost of $257 million and $553 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
46 SLM CORPORATION

12. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$29,365	$75,172	$412,948	$546,057
Preferred stock dividends	4,642	2,531	12,979	5,563
Net income attributable to SLM Corporation common stock	$24,723	$72,641	$399,969	$540,494
Denominator:
Weighted average shares used to compute basic EPS	226,120	251,266	234,170	263,098
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,680	2,450	2,423	2,967
Weighted average shares used to compute diluted EPS	228,800	253,716	236,593	266,065

Basic earnings per common share	$0.11	$0.29	$1.71	$2.05

Diluted earnings per common share	$0.11	$0.29	$1.69	$2.03

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended September 30, 2023 and 2022, securities covering approximately 1 million shares and 1 million shares, respectively, and for the nine months ended September 30, 2023 and 2022, securities covering approximately 1 million and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2023, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2023				December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$52,561	$52,561	$—	$—	$55,903	$55,903
Available-for-sale investments	—	2,315,978	—	2,315,978	—	2,342,089	—	2,342,089
Derivative instruments	—	17	—	17	—	972	—	972
Total	$—	$2,315,995	$52,561	$2,368,556	$—	$2,343,061	$55,903	$2,398,964

Liabilities:
Derivative instruments	$—	$(268)	$—	$(268)	$—	$(567)	$—	$(567)
Total	$—	$(268)	$—	$(268)	$—	$(567)	$—	$(567)

48 SLM CORPORATION

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,370,679	$20,348,308	$2,022,371	$21,062,548	$19,019,713	$2,042,835
FFELP Loans	559,852	550,873	8,979	618,186	607,155	11,031
Loans held for sale	—	—	—	29,448	29,448	—
Cash and cash equivalents	3,548,225	3,548,225	—	4,616,117	4,616,117	—
Trading investments	52,561	52,561	—	55,903	55,903	—
Available-for-sale investments	2,315,978	2,315,978	—	2,342,089	2,342,089	—
Accrued interest receivable	1,498,156	1,457,323	40,833	1,237,074	1,202,059	35,015
Tax indemnification receivable	2,945	2,945	—	2,816	2,816	—
Derivative instruments	17	17	—	972	972	—
Total earning assets	$30,348,413	$28,276,230	$2,072,183	$29,965,153	$27,876,272	$2,088,881
Interest-bearing liabilities:
Money-market and savings accounts	$11,060,884	$11,171,822	$110,938	$11,854,849	$11,959,828	$104,979
Certificates of deposit	10,201,927	10,378,286	176,359	9,175,339	9,486,819	311,480
Long-term borrowings	5,133,657	5,515,532	381,875	4,813,233	5,235,114	421,881
Accrued interest payable	99,415	99,415	—	71,586	71,586	—
Derivative instruments	268	268	—	567	567	—
Total interest-bearing liabilities	$26,496,151	$27,165,323	$669,172	$25,915,574	$26,753,914	$838,340

Excess of net asset fair value over carrying value			$2,741,355			$2,927,221

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
At September 30, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Nine Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	September 30, 2023	September 30, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

50 SLM CORPORATION

14.	Regulatory Capital (Continued)
The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At September 30, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $158 million and $160 million, net of tax of $51 million and $52 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,935,903	11.7%	$1,763,562	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,935,903	11.7%	$2,141,468	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,258,771	12.9%	$2,645,343	>	10.5%
Tier 1 Capital (to Average Assets)	$2,935,903	10.1%	$1,166,116	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both September 30, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $100 million and $400 million in dividends to the Company for the three and nine months ended September 30, 2023, respectively, and $241 million and $642 million in dividends to the Company for the three and nine months ended September 30, 2022, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION 51

15. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2023, we had $2.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2023/2024 academic year. At September 30, 2023, we had a $114 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

16. Subsequent Event
Fourth-Quarter 2023 Loan Sales
On October 13, 2023, we sold approximately $1 billion of our Private Education Loans, including approximately $921 million in principal and approximately $78 million in capitalized interest to an unaffiliated third party. The gain on sale of loans sold expressed as a percentage was in the low to mid single-digits and will be recognized in the fourth-quarter 2023 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans pursuant to the terms of the applicable transaction documents.
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

We report financial results on a GAAP basis and also provide certain non-GAAP core earnings performance measures. The difference between our non-GAAP “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-fair value gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in non-GAAP “Core Earnings” results. We provide non-GAAP “Core Earnings” measures because this is one of several measures management uses when making management decisions regarding our performance and the allocation of corporate resources. Our non-GAAP “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “—Key Financial Measures” and “—Non-GAAP ‘Core Earnings’ ” in this Form 10-Q for the
SLM CORPORATION 53

quarter ended September 30, 2023 for a further discussion and a complete reconciliation between GAAP net income and non-GAAP “Core Earnings.”
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
The COVID-19 crisis was unprecedented and has had a significant impact on the economic environment globally and in the U.S. On April 10, 2023, President Biden signed into law a joint resolution that immediately terminated the COVID-19 national emergency. On June 3, 2023, President Biden signed into law the Fiscal Responsibility Act of 2023, and as a result, the U.S. Department of Education announced the end of its COVID-19 student loan forbearance program. Beginning on September 1, 2023, interest accrual on federal student loans resumed and in October 2023, payments by federal student loan borrowers resumed.
There still remains some uncertainty as to the length and breadth of the COVID-19 impact to the U.S. economy and, consequently, on us. Economists believe risk related to the impact of COVID-19 on the U.S. economy may continue in 2023 and beyond. See Part I, Item 1A. “Risk Factors — Pandemic Risk” in the 2022 Form 10-K for additional discussion regarding the risks associated with COVID-19.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to SLM Corporation common stock	$24,723	$72,641	$399,969	$540,494
Diluted earnings per common share	$0.11	$0.29	$1.69	$2.03
Weighted average shares used to compute diluted earnings per common share	228,800	253,716	236,593	266,065
Return on assets(1)	0.4%	1.0%	1.9%	2.6%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,348,308	$18,980,852	$20,348,308	$18,980,852
Ending FFELP Loans, net	550,873	641,450	550,873	641,450
Ending total education loans, net	$20,899,181	$19,622,302	$20,899,181	$19,622,302

Average education loans	$21,213,165	$20,614,487	$21,615,968	$21,359,026

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

54 SLM CORPORATION

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2023.
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
LIBOR Transition
Following announcements by the United Kingdom's Financial Conduct Authority (“UKFCA”), which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining USD settings ceased after June 30, 2023 (the “LIBOR Cessation Date”), U.S. banking and other global financial services regulators had previously directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.
In 2020, we launched a formal cross-functional replacement project with the goal of ensuring a smooth transition to a replacement index for our LIBOR-based assets and obligations with minimal negative impact on our customers, investors, and the Company’s business, financial condition, and results of operations. In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In May 2022, we renewed the Secured Borrowing Facility with an index based on SOFR and, in the third quarter of 2022, we began issuing ABS that are indexed to SOFR. In the second quarter of 2023, our derivatives were transitioned by the CME and LCH into instruments on which the LIBOR coupon remained in effect until the first repricing date after the LIBOR Cessation Date.
In the third quarter of 2023, all our remaining assets, liabilities, and off-balance sheet items referencing LIBOR transitioned to reference SOFR plus the applicable spread adjustment on their respective first repricing dates after the LIBOR Cessation Date. These items were comprised of Private Education Loans originated before April 2021, deposits, variable-rate ABS, derivatives, as well as our Series B Preferred Stock. (The first dividend on our Series B Preferred Stock (when, as, and if declared by our Board of Directors) that will be based on a SOFR rate will be any declared dividend to be paid on December 15, 2023, which will be priced as of September 2023.)
Approximately $96 million of our variable-rate ABS (those issued before November 2017) do not have fallback provisions for an alternative reference rate and we relied upon the safe harbors provided by recently passed federal legislation to transition these ABS to an alternative reference rate. Generally, the safe harbors will shield parties from liability and damages for transitioning certain USD LIBOR-indexed contracts (generally, those that do not have provisions for an alternative reference rate) to a benchmark replacement rate based on SOFR and selected by the Federal Reserve Board.
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
SLM CORPORATION 55

Sallie Mae a great place to work. We also continue to strengthen our risk and compliance function, enhance and build upon our risk management framework, and assess and monitor enterprise-wide risk.
During the first nine months of 2023, we made the following progress on the above corporate strategic imperatives.
Acquisition of Scholly
On July 21, 2023, we completed the previously announced acquisition of several key assets of Scholly, which is engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products which offer custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. The addition of Scholly assets will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. For additional information on this transaction, see Notes to Consolidated Financial Statements, Note 1, “Significant Accounting Policies — Business Combination,” and Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
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
2023-C Securitization
On August 16, 2023, we executed our $568 million SMB Private Education Loan Trust 2023-C term ABS transaction, which was accounted for as a secured financing. We sold $568 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $568 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.93 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.69 percent.
2023 Loan Sales and 2023-B Transaction
In the first nine months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the nine months ended September 30, 2023, we repurchased 16.4 million shares of our common stock at a total cost of $257 million under a Rule 10b5-1 trading plan authorized under our share repurchase programs.
56 SLM CORPORATION

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest income:
Loans	$581	$483	$98	20%	$1,732	$1,388	$344	25%
Investments	13	10	3	30	37	24	13	54
Cash and cash equivalents	58	26	32	123	155	36	119	331
Total interest income	652	520	132	25	1,924	1,448	476	33
Total interest expense	268	150	118	79	747	341	406	119
Net interest income	385	370	15	4	1,176	1,107	69	6
Less: provisions for credit losses	198	208	(10)	(5)	330	336	(6)	(2)
Net interest income after provisions for credit losses	187	162	25	15	846	771	75	10
Non-interest income:
Gains on sales of loans, net	—	75	(75)	(100)	125	325	(200)	(62)
Gains (losses) on securities, net	1	1	—	—	2	(2)	4	200
Other income	23	19	4	21	63	52	11	21
Total non-interest income	24	95	(71)	(75)	190	375	(185)	(49)
Non-interest expenses:
Total operating expenses	167	150	17	11	476	414	62	15
Acquired intangible assets amortization expense	3	2	1	50	7	5	2	40
Total non-interest expenses	170	152	18	12	483	419	64	15
Income before income tax expense	41	105	(64)	(61)	553	727	(174)	(24)
Income tax expense	11	30	(19)	(63)	140	181	(41)	(23)
Net income	29	75	(46)	(61)	413	546	(133)	(24)
Preferred stock dividends	5	2	3	150	13	6	7	117
Net income attributable to SLM Corporation common stock	$25	$73	$(48)	(66)%	$400	$540	$(140)	(26)%
Basic earnings per common share	$0.11	$0.29	$(0.18)	(62)%	$1.71	$2.05	$(0.34)	(17)%
Diluted earnings per common share	$0.11	$0.29	$(0.18)	(62)%	$1.69	$2.03	$(0.34)	(17)%
Declared dividends per common share	$0.11	$0.11	$—	—%	$0.33	$0.33	$—	—%

SLM CORPORATION 57

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
For the three months ended September 30, 2023, net income attributable to common stock was $25 million, or $0.11 diluted earnings per common share, compared with net income attributable to common stock of $73 million, or $0.29 diluted earnings per common share, for the three months ended September 30, 2022.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income increased by $15 million in the current quarter compared with the year-ago quarter primarily due to a 16-basis point increase in our net interest margin and a $599 million increase in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin increased in the current quarter from the year-ago quarter primarily because our interest-earning assets repriced faster than our cost of funds as interest rates increased dramatically over the past year.
•Provision for credit losses in the current quarter was $198 million, compared with $208 million in the year-ago quarter. During the third quarter of 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook. In the year-ago quarter, the provision for credit losses was primarily affected by provisions for new loan commitments and slower prepayment rates, which were offset by a negative $50 million provision associated with the $1.0 billion Private Education Loan sale completed in the third quarter of 2022.
•There were no gains on sales of loans, net, in the current quarter, as we did not sell loans in the third quarter of 2023. In the third quarter of 2022, we sold $1.0 billion of Private Education Loans that resulted in a $75 million gain.
•Other income was $23 million in the third quarter of 2023, compared with $19 million in the year-ago quarter. In the third quarter of 2023, there was a $3 million increase in third-party servicing fees from the year-ago quarter. The increase in third-party servicing fees was due to an additional $2.15 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans. Private Education Loan late fees also increased $1 million compared to the year-ago period.
•Third-quarter 2023 total operating expenses were $167 million, compared with $150 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and higher FDIC assessment fees.
•During the third quarter of 2023, we recorded $3 million in amortization of acquired intangible assets, up from $2 million in the year-ago quarter. The increase is a result of our acquisition of several key assets of Scholly in the third quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Third-quarter 2023 income tax expense was $11 million, compared with $30 million in the year-ago quarter. Our effective income tax rate decreased to 27.7 percent in the third quarter of 2023 from 28.2 percent in the year-ago quarter. The decrease in the effective rate for the third quarter of 2023 was primarily due to an increase in tax credits.

58 SLM CORPORATION

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, net income attributable to common stock was $400 million, or $1.69 diluted earnings per common share, compared with net income attributable to common stock of $540 million, or $2.03 diluted earnings per common share, for the nine months ended September 30, 2022.
The primary drivers of changes in net income for the first nine months of 2023 compared with the first nine months of 2022 are as follows:
•Net interest income increased by $69 million in the first nine months of 2023 compared with the year-ago period primarily due to a $257 million increase in average Private Education Loans and FFELP Loans outstanding and a 27-basis point increase in our net interest margin. Our net interest margin increased in the current period from the year-ago period because of the dramatic increase in interest rates over the past year. When interest rates rise, the yield on our interest-earning assets typically increase faster than our cost of funds. As such, as rates increased in the first nine months of 2023, we saw our net interest margin increase.
•Provision for credit losses in the first nine months of 2023 was $330 million, compared with $336 million in the year-ago period. During the first nine months of 2023, the provision for credit losses was primarily affected by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first nine months of 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery process noted above), which was offset by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.29 billion in Private Education Loans sold in the first nine months of 2022.
•Gains on sales of loans,net were $125 million in the first nine months of 2023, compared with $325 million in the year-ago period. The decrease in gains on sales of loans was primarily the result of selling $2.10 billion of Private Education Loans in the first nine months of 2023, compared with the sale of approximately $3.29 billion of Private Education Loans in the year-ago period, and lower sales premiums compared to the year-ago period, which were attributable to higher interest rates in the first nine months of 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $3.5 million loss on the sale in the nine months ended September 30, 2023.
•Gains (losses) on securities, net, were $2 million in gains in the first nine months of 2023, compared with $2 million in losses in the year-ago period. The increase in gains (losses) on securities, net was related to the changes in mark-to-fair value of our trading investments.
•Other income was $63 million in the first nine months of 2023, compared with $52 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $10 million increase in third-party servicing fees from the year-ago period and a $2 million increase in Private Education Loan late fees compared with the year-ago period.
•Total operating expenses for the first nine months of 2023 were $476 million, compared with $414 million in the year-ago period. The increase in total operating expenses was primarily driven by higher personnel costs, initiative spending, and higher FDIC assessment fees.
•During the first nine months of 2023, we recorded $7 million in amortization of acquired intangible assets, compared with $5 million in the year-ago period, related to our acquisition of several key assets of Scholly in the third quarter of 2023 and Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Income tax expense for the first nine months of 2023 was $140 million, compared with $181 million in the year-ago period. Our effective income tax rate increased to 25.3 percent for the nine months ending September 30, 2023, compared with 24.9 percent for the year-ago period. The increase in the effective rate for the first nine months of 2023 was primarily attributable to an increase in non-deductible expenses and a decrease in the tax benefit related to stock compensation.
SLM CORPORATION 59

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
The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts for the nine months ended September 30, 2022. There were no gains (losses) on derivative and hedging activities in the three months ended September 30, 2022 and 2023, and in the nine months ended September 30, 2023.

Nine Months Ended September 30,
(Dollars in thousands)	2022
Unrealized gains (losses) on instruments not in a hedging relationship	$(248)
Interest reclassification	243
Gains (losses) on derivatives and hedging activities, net	$(5)

60 SLM CORPORATION

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$29,365	$75,172	$412,948	$546,057
Preferred stock dividends	4,642	2,531	12,979	5,563
GAAP net income attributable to SLM Corporation common stock	$24,723	$72,641	$399,969	$540,494

Adjustments:
Net impact of derivative accounting(1)	—	—	—	248
Net tax expense(2)	—	—	—	60
Total non-GAAP “Core Earnings” adjustments to GAAP	—	—	—	188
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$24,723	$72,641	$399,969	$540,682

GAAP diluted earnings per common share	$0.11	$0.29	$1.69	$2.03
Derivative adjustments, net of tax	—	—	—	—
Non-GAAP “Core Earnings” diluted earnings per common share	$0.11	$0.29	$1.69	$2.03

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,649,663	10.96%	$19,958,763	9.43%	$21,032,541	10.80%	$20,685,372	8.82%
FFELP Loans	563,502	7.35	655,724	5.03	583,427	7.10	673,654	4.18
Credit Cards	—	—	29,443	4.77	14,835	14.02	28,219	4.24
Taxable securities	2,549,512	2.06	2,539,115	1.60	2,539,391	1.93	2,552,487	1.27
Cash and other short-term investments	4,328,383	5.32	4,625,523	2.27	4,169,291	4.98	4,077,340	1.21
Total interest-earning assets	28,091,060	9.21%	27,808,568	7.42%	28,339,485	9.08%	28,017,072	6.91%

Non-interest-earning assets	367,179		687,518		271,866		597,283

Total assets	$28,458,239		$28,496,086		$28,611,351		$28,614,355

Average Liabilities and Equity
Brokered deposits	$9,231,432	3.32%	$9,905,248	2.23%	$9,641,234	3.15%	$9,813,559	1.67%
Retail and other deposits	11,892,198	4.66	10,970,838	1.89	11,734,137	4.29	11,047,661	1.15
Other interest-bearing liabilities(1)	5,411,629	3.73	5,453,219	3.09	5,352,499	3.59	5,550,092	2.96
Total interest-bearing liabilities	26,535,259	4.00%	26,329,305	2.27%	26,727,870	3.74%	26,411,312	1.72%

Non-interest-bearing liabilities	116,645		188,532		71,137		106,363
Equity	1,806,335		1,978,249		1,812,344		2,096,680
Total liabilities and equity	$28,458,239		$28,496,086		$28,611,351		$28,614,355

Net interest margin		5.43%		5.27%		5.55%		5.28%

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

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2023 vs. 2022
Interest income	$132,339	$127,006	$5,333
Interest expense	117,221	116,034	1,187
Net interest income	$15,118	$11,337	$3,781

(Dollars in thousands)	Increase	Change Due To(1)
		Rate	Volume
Nine Months Ended September 30, 2023 vs. 2022
Interest income	$475,773	$458,926	$16,847
Interest expense	406,796	402,664	4,132
Net interest income	$68,977	$56,116	$12,861

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
SLM CORPORATION 63

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of September 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,055,137	$57	$4,055,194
Grace, repayment and other(2)	17,625,730	554,252	18,179,982
Total, gross	21,680,867	554,309	22,235,176
Deferred origination costs and unamortized premium/(discount)	78,673	1,380	80,053
Allowance for credit losses	(1,411,232)	(4,816)	(1,416,048)
Total loans held for investment portfolio, net	$20,348,308	$550,873	$20,899,181

% of total	97%	3%	100%

As of December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,659,323	$57	$3,659,380
Grace, repayment and other(2)	16,644,365	608,993	17,253,358
Total, gross	20,303,688	609,050	20,912,738
Deferred origination costs and unamortized premium/(discount)	69,656	1,549	71,205
Allowance for credit losses	(1,353,631)	(3,444)	(1,357,075)
Total loans held for investment portfolio, net	$19,019,713	$607,155	$19,626,868

% of total	97%	3%	100%
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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023		2022		2023		2022
Private Education Loans	$20,649,663	97%	$19,958,763	97%	$21,032,541	97%	$20,685,372	97%
FFELP Loans	563,502	3	655,724	3	583,427	3	673,654	3
Total portfolio	$21,213,165	100%	$20,614,487	100%	$21,615,968	100%	$21,359,026	100%

64 SLM CORPORATION

Loans Held for Investment, Net — Activity

Three Months Ended September 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$18,648,904	$570,614	$19,219,518
Acquisitions and originations:
Fixed-rate	2,353,735	—	2,353,735
Variable-rate	114,313	—	114,313
Total acquisitions and originations	2,468,048	—	2,468,048
Capitalized interest and deferred origination cost premium amortization	100,151	5,268	105,419
Loan consolidations to third parties	(234,781)	(7,874)	(242,655)
Allowance	(50,937)	(394)	(51,331)
Repayments and other	(583,077)	(16,741)	(599,818)
Ending balance	$20,348,308	$550,873	$20,899,181

Three Months Ended September 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,511,250	$663,452	$26,626	$19,201,328
Acquisitions and originations:
Fixed-rate	1,740,029	—	—	1,740,029
Variable-rate	616,333	—	21,122	637,455
Total acquisitions and originations	2,356,362	—	21,122	2,377,484
Capitalized interest and deferred origination cost premium amortization	91,637	6,096	(41)	97,692
Sales	(976,888)	—	—	(976,888)
Transfer to loans held-for-sale	—	—	(28,458)	(28,458)
Loan consolidations to third parties	(290,727)	(16,163)	—	(306,890)
Allowance	(115,683)	118	2,393	(113,172)
Repayments and other	(595,099)	(12,053)	(21,642)	(628,794)
Ending balance	$18,980,852	$641,450	$—	$19,622,302
SLM CORPORATION 65

Nine Months Ended September 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	4,946,020	—	4,946,020
Variable-rate	628,326	—	628,326
Total acquisitions and originations	5,574,346	—	5,574,346
Capitalized interest and deferred origination cost premium amortization	339,118	16,872	355,990
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(731,656)	(23,033)	(754,689)
Allowance	(57,600)	(1,372)	(58,972)
Repayments and other	(1,830,668)	(48,749)	(1,879,417)
Ending balance	$20,348,308	$550,873	$20,899,181

Nine Months Ended September 30, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	3,528,370	—	—	3,528,370
Variable-rate	1,643,194	—	63,331	1,706,525
Total acquisitions and originations	5,171,564	—	63,331	5,234,895
Capitalized interest and deferred origination cost premium amortization	303,049	18,709	(195)	321,563
Sales	(3,085,758)	—	—	(3,085,758)
Transfer to loans held-for-sale	—	—	(28,458)	(28,458)
Loan consolidations to third parties	(1,126,636)	(33,880)	—	(1,160,516)
Allowance	(31,450)	266	2,281	(28,903)
Repayments and other	(1,875,291)	(36,599)	(59,914)	(1,971,804)
Ending balance	$18,980,852	$641,450	$—	$19,622,302

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at September 30, 2023 increased by 4.7 percent compared with September 30, 2022, and now totals 38 percent of our Private Education Loans held for investment portfolio at September 30, 2023.
“Loan consolidations to third parties” for the three months ended September 30, 2023 total 3.0 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at September 30, 2023, or 1.2 percent of our total Private Education Loans held for investment portfolio at September 30, 2023, compared with the year-ago period of 3.9 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.5 percent of our total Private Education Loans held for investment portfolio, respectively. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time. In addition, in higher interest rate environments, such as occurred in the first nine months of 2023, we typically experience reduced loan consolidation activity.
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

	Three Months Ended September 30,
(Dollars in thousands)	2023	%	2022	%
Smart Option - interest only(1)	$449,141	18%	$464,602	20%
Smart Option - fixed pay(1)	821,722	34	770,183	33
Smart Option - deferred(1)	1,005,987	41	939,835	40
Graduate Loan(2)	174,563	7	176,114	7
Parent Loan(3)	—	—	217	—
Total Private Education Loan originations	$2,451,413	100%	$2,350,951	100%

Percentage of loans with a cosigner	90.1%		88.6%
Average FICO at approval(4)	749		747

	Nine Months Ended September 30,
(Dollars in thousands)	2023	%	2022	%
Smart Option - interest only(1)	$1,024,261	18%	$995,603	19%
Smart Option - fixed pay(1)	1,837,397	33	1,679,130	33
Smart Option - deferred(1)	2,258,488	41	2,025,277	39
Graduate Loan(2)	423,833	8	424,807	8
Parent Loan(3)	38	—	30,439	1
Total Private Education Loan originations	$5,544,017	100%	$5,155,256	100%

Percentage of loans with a cosigner	88.0%		86.6%
Average FICO at approval(4)	747		747

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2022 Form 10-K for a further discussion.
(2) For the three months ended September 30, 2023, the Graduate Loan originations include $9.5 million of Smart Option Loans where the student was in a graduate status. For the three months ended September 30, 2022, the Graduate Loan originations include $0.1 million of Parent Loans and $10.7 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2023, the Graduate Loan originations include $24.4 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2022, the Graduate Loan originations include $1.8 million of Parent Loans and $24.5 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 67

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended September 30, (dollars in thousands)	2023			2022
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,360,294	$4,422	$1,364,716	$1,074,744	$3,929	$2,393	$1,081,066
Transfer from unfunded commitment liability(1)	101,687	—	101,687	168,377	—	—	168,377
Less:
Charge-offs	(104,865)	(272)	(105,137)	(109,350)	(147)	(2,062)	(111,559)
Plus:
Recoveries	9,693	—	9,693	11,400	—	2	11,402
Provisions for credit losses:
Provision, current period	44,423	666	45,089	95,482	29	2,039	97,550
Loan sale reduction to provision	—	—	—	(50,226)	—	—	(50,226)
Loans transferred to held-for-sale	—	—	—	—	—	(2,372)	(2,372)
Total provisions for credit losses(2)	44,423	666	45,089	45,256	29	(333)	44,952
Ending balance	$1,411,232	$4,816	$1,416,048	$1,190,427	$3,811	$—	$1,194,238

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, (dollars in thousands)
	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$44,423	$45,256
Provisions for unfunded loan commitments	152,934	162,646
Total Private Education Loan provisions for credit losses	197,357	207,902
Other impacts to the provisions for credit losses:
FFELP Loans	666	29
Credit Cards	—	(333)
Total	666	(304)
Provisions for credit losses reported in consolidated statements of income	$198,023	$207,598

68 SLM CORPORATION

Nine Months Ended September 30, (dollars in thousands)	2023			2022
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,353,631	$3,444	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	278,388	—	278,388	303,591	—	—	303,591
Less:
Charge-offs	(314,500)	(853)	(315,353)	(299,699)	(376)	(2,549)	(302,624)
Plus:
Recoveries	33,385	—	33,385	30,410	—	5	30,415
Provisions for credit losses:
Provision, current period	196,859	2,225	199,084	168,473	110	2,635	171,218
Loan sale reduction to provision	(136,531)	—	(136,531)	(171,325)	—	—	(171,325)
Loans transferred to held-for-sale	—	—	—	—	—	(2,372)	(2,372)
Total provisions for credit losses(2)	60,328	2,225	62,553	(2,852)	110	263	(2,479)
Ending balance	$1,411,232	$4,816	$1,416,048	$1,190,427	$3,811	$—	$1,194,238

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, (dollars in thousands)
	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$60,328	$(2,852)
Provisions for unfunded loan commitments	267,311	338,672
Total Private Education Loan provisions for credit losses	327,639	335,820
Other impacts to the provisions for credit losses:
FFELP Loans	2,225	110
Credit Cards	—	263
Total	2,225	373
Provisions for credit losses reported in consolidated statements of income	$329,864	$336,193

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2023, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 38 percent of our total Private Education Loans held for investment portfolio at September 30, 2023, compared with 39 percent at September 30, 2022.
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
SLM CORPORATION 69

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2023		2022
September 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,961,879		$5,356,860
Loans in forbearance(2)	213,843		201,047
Loans in repayment and percentage of each status:
Loans current	14,938,462	96.3%	14,002,955	96.3%
Loans delinquent 30-59 days(3)	283,621	1.8	255,241	1.8
Loans delinquent 60-89 days(3)	153,449	1.0	151,812	1.0
Loans 90 days or greater past due(3)	129,613	0.9	136,548	0.9
Total Private Education Loans in repayment	15,505,145	100.0%	14,546,556	100.0%
Total Private Education Loans, gross	21,680,867		20,104,463
Private Education Loans deferred origination costs and unamortized premium/(discount)	78,673		66,816
Total Private Education Loans	21,759,540		20,171,279
Private Education Loans allowance for losses	(1,411,232)		(1,190,427)
Private Education Loans, net	$20,348,308		$18,980,852

Percentage of Private Education Loans in repayment		71.5%		72.4%

Delinquencies as a percentage of Private Education Loans in repayment		3.7%		3.7%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		1.4%		1.4%
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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment remained unchanged at 3.7 percent at September 30, 2023 and September 30, 2022, and the forbearance rate remained unchanged at 1.4 percent at both September 30, 2023 and September 30, 2022. See additional discussion related to collections activity and the COVID-19 pandemic in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on Sallie Mae — Customers and Credit Performance” and “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2022 Form 10-K.

70 SLM CORPORATION

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$1,360,294	$1,074,744	$1,353,631	$1,158,977
Transfer from unfunded commitment liability(1)	101,687	168,377	278,388	303,591
Provision for credit losses:
Provision, current period	44,423	95,482	196,859	168,473
Loan sale reduction to provision	—	(50,226)	(136,531)	(171,325)
Total provision	44,423	45,256	60,328	(2,852)
Net charge-offs:
Charge-offs	(104,865)	(109,350)	(314,500)	(299,699)
Recoveries	9,693	11,400	33,385	30,410
Net charge-offs	(95,172)	(97,950)	(281,115)	(269,289)
Ending balance	$1,411,232	$1,190,427	$1,411,232	$1,190,427

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.15%	5.63%	6.15%	5.63%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)	8.84%	7.98%	8.84%	7.98%
Allowance coverage of net charge-offs (annualized)	3.71	3.04	3.77	3.32
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.53%	2.67%	2.44%	2.37%
Delinquencies as a percentage of ending loans in repayment(2)	3.65%	3.74%	3.65%	3.74%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(2)	1.36%	1.36%	1.36%	1.36%
Ending total loans, gross	$21,680,867	$20,104,463	$21,680,867	$20,104,463
Average loans in repayment(2)	$15,023,993	$14,674,437	$15,358,596	$15,173,465
Ending loans in repayment(2)	$15,505,145	$14,546,556	$15,505,145	$14,546,556
Accrued interest to be capitalized	$1,283,388	$1,056,983	$1,283,388	$1,056,983
Accrued interest to be capitalized on loans in repayment(3)	$464,807	$371,388	$464,807	$371,388
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

SLM CORPORATION 71

Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but for purposes of the tables below, does not include those loans while they are in forbearance). Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2023, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1.0 percent. Approximately 71 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of September 30, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,962	$5,962
Loans in forbearance	118	35	24	15	22	—	214
Loans in repayment - current	5,147	3,180	1,898	1,504	3,209	—	14,938
Loans in repayment - delinquent 30-59 days	86	55	40	31	72	—	284
Loans in repayment - delinquent 60-89 days	48	28	22	14	40	—	152
Loans in repayment - 90 days or greater past due	33	26	20	14	37	—	130
Total	$5,432	$3,324	$2,004	$1,578	$3,380	$5,962	21,680
Deferred origination costs and unamortized premium/(discount)							79
Allowance for credit losses							(1,411)
Total Private Education Loans, net							$20,348

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.75%	0.22%	0.15%	0.10%	0.14%	—%	1.36%

72 SLM CORPORATION

As of September 30, 2022 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,357	$5,357
Loans in forbearance	117	33	20	13	18	—	201
Loans in repayment - current	4,918	2,659	2,032	1,418	2,975	—	14,002
Loans in repayment - delinquent 30-59 days	88	45	38	24	60	—	255
Loans in repayment - delinquent 60-89 days	53	27	22	16	34	—	152
Loans in repayment - 90 days or greater past due	44	27	21	14	31	—	137
Total	$5,220	$2,791	$2,133	$1,485	$3,118	$5,357	20,104
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,190)
Total Private Education Loans, net							$18,981

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.79%	0.22%	0.14%	0.09%	0.12%	—%	1.36%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2023 and December 31, 2022.

As of September 30, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$220,485	$219,046	$13,869,402	$2,495	$1,193,717	$15,505,145
$ in total	$309,164	$220,082	$19,433,762	$2,519	$1,715,340	$21,680,867

As of December 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$216,513	$261,316	$13,599,750	$4,565	$1,047,406	$15,129,550
$ in total	$308,884	$262,602	$18,218,925	$4,602	$1,508,675	$20,303,688
(1) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date continued to be processed, and final disbursements under those loans occurred in February 2023.
(2) In May 2022, we discontinued offering our Career Training loan product. Applications for those loans received before the offering termination date continued to be processed, and final disbursements under those loans occurred in September 2023.
(3) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).

SLM CORPORATION 73

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
September 30, 2023	$1,429,225	$6,756	$8,516
December 31, 2022	$1,177,562	$6,609	$8,121
September 30, 2022	$1,201,159	$6,515	$7,783
(1)The allowance for uncollectible interest at September 30, 2023 and 2022 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at September 30, 2023 and 2022, relates to $146 million and $144 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.3 billion and $1.1 billion, at September 30, 2023 and 2022, respectively) is reserved in the allowance for credit losses.
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
Interest-bearing deposits as of September 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.5 billion and $8.0 billion of our deposit total as of September 30, 2023 and December 31, 2022, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
At September 30, 2023 and December 31, 2022, our sources of liquidity included liquid investments with unrealized losses of $184.7 million and $184.5 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2023	December 31, 2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,093	$—
Sallie Mae Bank(1)	3,545,132	4,617,533
Available-for-sale investments	1,926,971	2,012,901
Total unrestricted cash and liquid investments	$5,475,196	$6,630,434

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
SLM CORPORATION 75

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,609	$1,391	$5,840	$7,661
Sallie Mae Bank(1)	4,130,488	4,432,386	3,969,493	3,868,795
Available-for-sale investments	1,954,661	2,229,465	1,984,226	2,291,946
Total unrestricted cash and liquid investments	$6,088,758	$6,663,242	$5,959,559	$6,168,402
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Deposits - interest-bearing	$21,550,108	$21,446,647
Deposits - non-interest-bearing	637	1,424
Total deposits	$21,550,745	$21,448,071

Our total deposits of $21.6 billion were comprised of $10.4 billion in brokered deposits and $11.2 billion in retail and other deposits at September 30, 2023, compared to total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest-bearing deposits as of September 30, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.5 billion and $8.0 billion of our deposit total as of September 30, 2023 and December 31, 2022, respectively.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended September 30, 2023 and 2022, respectively, and placement fee expense of $9 million and $10 million in the nine months ended September 30, 2023 and 2022, respectively. Fees paid to third-party brokers related to brokered CDs were $4 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and fees paid to third-party brokers related to brokered CDs were $7 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively.
Interest bearing deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$10,241,232	4.75%	$10,977,242	3.75%
Savings	930,590	4.35	982,586	3.15
Certificates of deposit	10,378,286	3.58	9,486,819	2.57
Deposits - interest bearing	$21,550,108		$21,446,647
(1) Includes the effect of interest rate swaps in effective hedge relationships.
76 SLM CORPORATION

As of September 30, 2023 and December 31, 2022, there were $494 million and $615 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $73 million and $59 million at September 30, 2023 and December 31, 2022, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.7 percent and 8.3 percent, respectively, of our total notional derivative contracts of $1.9 billion at September 30, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2023 was $(50) million and $(6) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2023 and December 31, 2022, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $11 million and $12 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.

SLM CORPORATION 77

The table below highlights exposure related to our derivative counterparties as of September 30, 2023.

As of September 30, 2023 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$10,836
Exposure to counterparties with credit ratings, net of collateral	$10,836
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2023. As of September 30, 2023, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
78 SLM CORPORATION

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
At September 30, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Nine Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	September 30, 2023	September 30, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

SLM CORPORATION 79

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At September 30, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $158 million and $160 million, net of tax of $51 million and $52 million, respectively. The capital ratios would remain above the well capitalized thresholds if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,935,903	11.7%	$1,763,562	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,935,903	11.7%	$2,141,468	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,258,771	12.9%	$2,645,343	>	10.5%
Tier 1 Capital (to Average Assets)	$2,935,903	10.1%	$1,166,116	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For September 30, 2023 and December 31, 2022, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2022 and 2023.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $100 million and $400 million in dividends to the Company for the three and nine months ended September 30, 2023, respectively, and $241 million and $642 million in dividends to the Company for the three and nine months ended September 30, 2022, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

80 SLM CORPORATION

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2023 and December 31, 2022, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$991,396	$991,396	$—	$988,986	$988,986
Total unsecured borrowings	—	991,396	991,396	—	988,986	988,986
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,807,493	3,807,493	—	3,462,363	3,462,363
Variable-rate	—	716,643	716,643	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,524,136	4,524,136	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,524,136	4,524,136	—	4,246,128	4,246,128
Total	$—	$5,515,532	$5,515,532	$—	$5,235,114	$5,235,114

Short-term Borrowings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both September 30, 2023, and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2023 or in the year ended December 31, 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $1.6 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2023 or in the year ended December 31, 2022.

SLM CORPORATION 81

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2023, we had $2.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2023/2024 academic year. At September 30, 2023, we had a $114 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2022 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and collection agencies. This improved our estimate of recovery rates for the nine months ended September 30, 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At June 30, 2023, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 1-month LIBOR. As of their first repricing date after the LIBOR Cessation Date, these legacy assets and liabilities were converted to various SOFR fallback rates plus a spread adjustment and are modeled accordingly. Rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, including 30-day average SOFR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2023 and 2022, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of new assets, liabilities, commitments, or hedging instruments that may arise in the future.
Due to the low interest rate environment in early 2022, results for the downward 300-basis point rate shock were not presented because they did not provide a meaningful indication of interest rate sensitivity at that time. As interest rates rose, the 100-basis point downward rate shock was added to the model in the second quarter of 2022 and the 300-basis point downward rate shock was added in the fourth quarter of 2022. The EAR results for September 30, 2023 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than results from one year ago due to fixed-rate liabilities repricing more quickly than fixed-rate assets. Management is evaluating this trend and will take actions as necessary to manage EVE sensitivity.

	2023				2022
As of September 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-2.5%	-0.8%	+0.5%	+1.5%	+1.8%	+0.6%	-0.7%	N/A
EAR - Ramp	-2.2%	-0.7%	+0.6%	+1.6%	+1.0%	+0.3%	-0.4%	N/A
EVE	-25.1%	-8.7%	+8.8%	+26.5%	-6.0%	-2.0%	+1.8%	N/A

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable SOFR, and Prime-based loans, and fully variable funding, including brokered CDs that have been converted to SOFR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps. Also considered is the impact
SLM CORPORATION 83

of FFELP Loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks.
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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2023. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of September 30, 2023 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$944.8	$(944.8)
SOFR Rate	daily/weekly/monthly	8,282.4	4,991.2	3,291.2
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	87.5	—	87.5
Prime	monthly	0.5	—	0.5
Non-Discrete reset(2)	daily/weekly	3,775.8	3,788.3	(12.5)
Fixed-Rate(3)		17,127.0	19,297.8	(2,170.8)
Total		$29,273.2	$29,273.2	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective rate, SOFR rate, 3-month SOFR, and fixed-rate categories. Changes in the Fed Funds Effective Rate and the daily, weekly, and monthly SOFR categories are generally quite highly correlated and the rates should offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.5 billion of equity and $0.4 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
84 SLM CORPORATION

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2023.

As of September 30, 2023 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.01
Cash and investments	1.46
Total earning assets	4.23

Deposits
Short-term deposits	0.78
Long-term deposits	2.11
Total deposits	1.11

Borrowings
Long-term borrowings	3.38
Total borrowings	3.38

SLM CORPORATION 85

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2023.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2023	—	$—	—	$326,000
August 1 - August 31, 2023	10	$16.18	—	$326,000
September 1 - September 30, 2023	1	$13.62	—	$326,000
Total third-quarter 2023	11	$16.14	—

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of September 30, 2023, we had $326 million remaining under the 2022 Share Repurchase Program.
(3)    In the third quarter of 2023, we did not repurchase shares under any 10b5-1 trading plan. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 29, 2023 was $13.62.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Nothing to report.
SLM CORPORATION 87

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Offer Letter between Peter Graham and the Company dated August 25, 2023.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

88 SLM CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2023

SLM CORPORATION 89