Form 10-K
period 2023-12-31
SLM Corp
filed 2024-02-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2023 was $3.7 billion (based on closing sale price of $16.32 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2024, there were 220,349,715 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name:    KPMG LLP     Auditor Location:     McLean, Virginia            Auditor Firm ID:    185

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. This includes, but is not limited to: statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of COVID-19 or any other pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; our expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the determination by our Board of Directors, and based on an evaluation of our earnings, financial condition and requirements, business conditions, capital allocation determinations, and other factors, risks, and uncertainties; the Company’s 2024 guidance; the Company’s three-year horizon outlook; the Company’s expectation and ability to execute loan sales and share repurchases; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third-parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we own; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires us to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

2023 Form 10-K — SLM CORPORATION 1

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

2 SLM CORPORATION — 2023 Form 10-K

PART I.

Item 1. Business

Our Company Mission
SLM Corporation, more commonly known as Sallie Mae, is the premier financial brand in higher education. As an education solutions company, our mission is to power confidence as students begin their unique journeys. We support students and families navigating to, through, and immediately after higher education. We simplify the college planning process and advance higher education access and completion by providing free tools, resources, scholarships, and responsible financing options.
We believe education, in all forms, is the foundation for success, an equalizer of opportunities, and a proven pathway to economic mobility. Higher education increases lifetime wages and enables economic mobility. For example, data from the U.S. Bureau of Labor and Statistics confirms those with bachelor’s degrees earn 68 percent more than those with a high school diploma.1 Those with advanced degrees earn an even greater percentage than those with a high school diploma.1 This effect is multigenerational, as children of parents who are college educated are more likely to earn a bachelor’s degree than students whose parents did not go to college. Most would agree our society prospers and becomes more economically inclusive when each of its members is provided access to post-secondary education.2 Education represents a transformative investment in one’s future that yields our country’s next nurses, teachers, engineers, business leaders, and more.

Our History
While the Sallie Mae name has existed for more than 50 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly-owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, servicing, asset recovery, and consolidation loan business. Navient retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement executed in connection with the Spin-Off (the “Separation and Distribution Agreement”). We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713. Additionally, we have offices in New Castle, Delaware; Salt Lake City, Utah; Indianapolis, Indiana; Newton, Massachusetts; and Sterling, Virginia. Our telephone number is (302) 451-0200.

______________________
1 “Education pays, 2022,” Career Outlook, U.S. Bureau of Labor Statistics, May 2023.
2 https://research.collegeboard.org/trends/education-pays
2023 Form 10-K — SLM CORPORATION 3

Our Business
Our business is focused and aligned to strategic imperatives that set the foundation for our continued success. Our focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to seek to better inform the external narrative about student lending and Sallie Mae. We also strive to maintain a rigorous and predictable capital allocation and return program to create shareholder value. We are focused on driving a mission-led culture that continues to make Sallie Mae a great place to work. We also continue to strengthen our risk and compliance functions, enhance and build upon our risk management framework, and assess and monitor enterprise-wide risk.
Private Education Loans
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured, or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”). We serve more families than any other private student loan lender. We originated approximately $6.4 billion of Private Education Loans in 2023, an increase of 7 percent from the year ended December 31, 2022. As of December 31, 2023, we had $19.8 billion of Private Education Loans held for investment, net, outstanding.
Our Private Education Loans serve primarily to bridge the gap between the cost of higher education and the amount funded through family income and savings, scholarships and grants, and federal financial aid. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive.
Our primary Private Education Loan product is the Smart Option Student Loan, which emphasizes in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers generally elect one of three Smart Option repayment types at the time of loan origination. The first two, interest only and fixed payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for approximately half of the Private Education Loans the Bank originated during 2023. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. (The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school, but can run for up to 36 months for a small subset of graduate loans.) Lower interest rates on the interest only and fixed payment options encourage customers to elect those options, which help customers reduce their total loan cost compared with the traditional deferred option loan. Approximately half of our customers elect the in-school repayment option. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
We also offer six loan products for specific graduate programs of study. These include the Sallie Mae Law School Loan, the Sallie Mae MBA Loan, the Sallie Mae Graduate School Loan for Health Professions, the Sallie Mae Medical School Loan, the Sallie Mae Dental School Loan, and the Sallie Mae Graduate School Loan. These products were designed to address the specific needs of graduate students, such as extended grace periods for medical students.
We regularly review and update the terms of our Private Education Loan products. As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2023, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 748, and approximately 87.5 percent of those loans were cosigned. In addition, for all loans other than Bar Study loans and Residency and Relocation loans, we require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
4 SLM CORPORATION — 2023 Form 10-K

The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with approximately 2,100 higher education institutions are actively managed by our relationship management team, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are high credit quality and the overwhelming majority of our customers manage their payments with great success. Private Education Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2023, 3.9 percent of Private Education Loans (held for investment) in repayment were 30 days or more delinquent, and Private Education Loans (held for investment) in forbearance were 2.1 percent of  loans in repayment and forbearance. In 2023, Private Education Loan net charge-offs as a percentage of average loans in repayment were 2.44 percent.
Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), originates Private Education Loans, and manages a loan portfolio that also includes loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP Loans”). At December 31, 2023, the Bank had total assets of $29.1 billion, including $19.8 billion of Private Education Loans (held for investment), net, and $534 million of FFELP Loans (held for investment), and total deposits of $21.9 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain our Private Education Loan originations and achieve other business goals. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no regulatory restrictions on our ability to obtain deposit funding or the interest rates we offer other than those restrictions generally applicable to all FDIC-insured banks of similar charter and size. We maintained our diversified funding base by raising $1.1 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market in 2023. This brought our total ABS funding outstanding at December 31, 2023 to $4.2 billion, or 21 percent of our total Private Education Loans held for investment portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See the subsection titled “Regulation of Sallie Mae Bank” under “Supervision and Regulation” for additional details about the Bank.
SmartyPig
Our SmartyPig™ product is a free, FDIC-insured, online, goal-based savings account that helps consumers save for long- and short-term goals. Its tiered interest rates reward consumers for growing their savings. At December 31, 2023, we had $329 million in SmartyPig deposits.
Credit Cards
In May 2023, we sold our portfolio of credit card loans (“Credit Cards”) to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We recorded a loss of $4 million related to the sale in the second quarter of 2023.
2023 Form 10-K — SLM CORPORATION 5

Our Lending Philosophy
Sallie Mae is committed to responsible lending and encourages responsible borrowing by advising students and families to follow this three-step approach to paying for higher education:
Start with money you won’t have to pay back. Supplement savings and income by maximizing scholarships, grants, and work-study.
Explore federal student loans. Explore federal student loan options by completing the Free Application for Federal Student Aid (“FAFSA”).
Consider a responsible private student loan. Fill the gap between available resources and any remaining costs of higher education.
The best interests of our customers are front-and-center and integral to our responsible lending philosophy. We reward financial responsibility, emphasize building good credit, and provide flexible repayment terms to help customers manage and eliminate debt. We also embed customer protections in our products. To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan (except for Bar Study loans and Residency and Relocation loans). To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s interest rate, whether the interest rate is fixed or variable, and the loan’s total cost under the available repayment options. Our Private Education Loans generally feature (i) no origination fees and no prepayment penalties, (ii) an interest rate reduction for those who enroll in and make monthly payments through auto debit, (iii) free access to quarterly FICO credit scores to help customers monitor their credit health, (iv) a choice of repayment options, (v) a choice of either a variable or fixed interest rate, and (vi) loan forgiveness in the case of death or permanent disability of the student borrower.
Our Approach to Assisting Students and Families Borrowing and Repaying Private Education Loans
Approximately half of our Private Education Loan customers elect an in-school repayment option. By making in-school payments, customers learn to establish good repayment patterns, reduce their total loan cost, and graduate with less debt. We send monthly communications to customers while they are in school, even if they have no monthly payments scheduled, to keep them informed and encourage them to reduce the amount they will owe when they leave school.
Some customers transitioning from school to the work force may require more time before they are financially capable of making full payments of principal and interest. Sallie Mae created a Graduated Repayment Period program (the “GRP”) to assist borrowers with additional payment flexibility, allowing eligible customers to make interest-only payments instead of full principal and interest payments for a period of 12 months if they elect within a specified time frame to participate in the GRP. The time frame for electing to participate in the GRP begins six months before expiration of a borrower’s grace period and extends until 12 months after the expiration of the grace period. The 12-month interest-only payments under the GRP begin upon expiration of a borrower’s grace period or election of the GRP, whichever is later.
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
After graduation, a student borrower may apply for the cosigner to be released from the loan. This option is available after 12 principal and interest payments are made and the student borrower demonstrates an ability to assume sole responsibility for repayment of the loan. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
6 SLM CORPORATION — 2023 Form 10-K

If a customer’s account becomes delinquent, our collection teams work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations. These can include extended repayment schedules, temporary interest rate reductions, in some cases permanent interest rate reductions, and, if appropriate, short-term hardship forbearance. These arrangements are suited to the customer’s individual circumstances and ability to make payments. When we grant forbearance, we counsel customers on the effect forbearance will have on their loan balance. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for additional information about our credit administration practices.
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
Over the past few years, we have implemented several improvements in our ability to interact with our loan customers, including:
•an integrated platform with customer-centric capabilities that allows self-service and empowers our servicing and collections agents, thus streamlining our processes and providing efficiencies;
•an on-line chat function for application support and customer service related inquires;
•a mobile application accessible through smart phones; and
•expansion of customer surveys to gain feedback on areas for improvement within our originations, servicing, and collections functions.
Customer Success
We continue to adapt our business to best serve the needs of families who see us as a trusted advisor and partner. We are strongly invested in our customers’ success. Of total customers, approximately 96 percent of loans in repayment are in good standing, and, on average, fewer than 3 percent of loans default annually.
In 2022, we acquired the assets of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”). Nitro provides resources that help students and families evaluate how to responsibly pay for college and manage their financial responsibilities after graduation.
The acquisition of Nitro enhanced future strategic growth opportunities and expanded our digital marketing capabilities, reduced the cost to acquire customer accounts, and accelerated our progress to become a broader education solutions provider helping students to, through, and immediately after higher education. In 2024, we plan to transition the related Nitro branding to the Sallie and Sallie Mae brands and platforms.
In 2023, we completed the acquisition of several key assets of Scholly, Inc. (“Scholly”), which is engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products that offer custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. The addition of Scholly assets supports our mission of providing students with the confidence needed to successfully navigate the higher education journey.

2023 Form 10-K — SLM CORPORATION 7

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
We focus primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. Approximately 16 percent or $997 million of our 2023 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
Our competitors1 in the Private Education Loan market include large banks such as Citizens Financial Group, Inc. and PNC Bank, as well as a number of smaller specialty finance companies such as Sofi Technologies, Inc. and College Ave, and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.
Enrollment

We expect enrollment to remain relatively flat over the next several years.

Enrollment at Four-Year Degree Granting Institutions2
(in millions)

•According to the U.S. Department of Education’s projections, the enrollment in four-year degree granting institutions is projected to remain relatively flat from 2022 to 2031.2

______________________
1Source: Enterval LLC 2023 Q3 Private Student Loan Report, November 2023. www.enterval.com
2Source: U.S. Department of Education, National Center for Education Statistics, Enrollment in Degree-Granting Institutions Projection Model, through 2031. These are the most recent sources available to us for this information.
8 SLM CORPORATION — 2023 Form 10-K

Tuition Rates

•Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 1.9 percent and 3.0 percent, respectively, from AYs 2019-2020 through 2023-2024. Average published tuition and fees at public and private four-year not-for-profit institutions grew 2.2 percent and 4.9 percent, respectively, between AYs 2021-2022 and 2022-2023 and 2.5 percent and 4.0 percent, respectively, between AYs 2022-2023 and 2023-2024.3

Published Tuition and Fees3
(Dollars in actuals)

3 Source: The College Board-Trends in College Pricing 2023. © 2023 The College Board. www.collegeboard.org. The College Board restates its data annually, which may cause previously reported results to vary.
2023 Form 10-K — SLM CORPORATION 9

Sources of Funding

Private Education Loan originations were an estimated $11 billion in AY 2022-2023, and increase of $1 billion from AY 2021 - 2022.4

_______
4 Source: The College Board-Trends in Student Aid 2023© 2022 The College Board. www.collegeboard.org. Enterval LLC. www.enterval.com. Funding sources in current dollars and include federal and private student loan data. 2023 Private Education Loan market trends and College Board-Trends in Student Aid 2023 © 2023 data, and Enterval report. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. The College Board restates its data annually, which may cause previously reported results to vary. We rely on publicly available sources for market estimates, because we believe it provides a more appropriate basis for comparison of the performance of our business.

10 SLM CORPORATION — 2023 Form 10-K

•We estimate total spending on higher education was $485 billion in AY 2022-2023, up from $457 billion in AY 2018-2019. Private Education Loan originations increased $2 million from the year-ago period to an estimated $15 billion in AY 2022-2023, and represent just 3.1 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.5

•Over the AYs 2018-2023 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Digest of Education Statistics to 2030 (NCES 2023, October 2023), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in College Pricing and Student Aid 2023. © 2023 The College Board, www.collegeboard.org, and Company analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

2023 Form 10-K — SLM CORPORATION 11

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
12 SLM CORPORATION — 2023 Form 10-K

•the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third parties; and
•the California Consumer Privacy Act and California Privacy Rights Act, which govern transparency and disclosure obligations regarding personal information of residents of the State of California.

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

2023 Form 10-K — SLM CORPORATION 13

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
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees, and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB. Given the timeframe covered by the CID and the CFPB Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of this investigation.
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
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed investigation matters and the now resolved multistate litigation. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue.
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
14 SLM CORPORATION — 2023 Form 10-K

Dividends and Share Repurchase Programs
The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein.
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
2023 Form 10-K — SLM CORPORATION 15

In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that could be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described above.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced another share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022 and repurchased 22.3 million shares of common stock at an average price per share of $15.64, for $349 million in the year ended December 31, 2023. There was $236 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2023. Any capacity remaining unused under the 2022 Share Repurchase Program on January 25, 2024 expired on that date pursuant to the terms of the 2022 Share Repurchase Program.
On January 24, 2024, we announced a new share repurchase program (the “2024 Share Repurchase Program”), which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million.
Under the 2024 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2024 Share Repurchase Program or at all.
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. The Bank declared $550 million, $700 million, and $1.4 billion in dividends for the years ended December 31, 2023, 2022, and 2021, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.
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
16 SLM CORPORATION — 2023 Form 10-K

To qualify as “well capitalized” under the prompt corrective action framework for insured depository institutions, the Bank must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5 percent, a Tier 1 risk-based capital ratio of at least 8.0 percent, a Total risk-based capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent.
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel III regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank’s capital requirements or the calculation of its capital ratios.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted the current expected credit losses accounting standard (“CECL”) during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1, 2022, 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1, 2023, an additional 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1 of 2024 and 2025, the adjusted transition amounts will continue to be phased in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At December 31, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

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
2023 Form 10-K — SLM CORPORATION 17

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
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. The Bank has received a CRA rating of Outstanding.
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act (“GLBA”), have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal information with nonaffiliated third parties, with some exceptions. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach. In addition, we must comply with increasingly complex and rigorous data privacy and data security laws and regulatory standards enacted to protect business and personal data. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored and shared. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risk. For example,
18 SLM CORPORATION — 2023 Form 10-K

California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA and brought additional compliance obligations with respect to certain processing of personal information of California residents once it came into effect in most material respects on January 1, 2023. The CCPA and CCRA apply to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA and CCRA contain several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. However, the definition of personal information is expanded under the California statutes to apply to certain data beyond the scope of the GLBA exemption. Additionally, numerous other states have enacted or are in the process of enacting state-level data privacy and security laws and regulations relating to the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. Misuse of or failure to secure certain personal information could result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility, and could negatively affect our business, financial condition, and results of operations. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable additional resources to meet these requirements and the overall risk to the Company could incrementally increase depending upon the reach and application of any such laws.
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
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.9 billion at December 31, 2023. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
The Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. We early adopted the Dodd-Frank risk retention rules beginning with our 2016-A securitization transaction completed in May 2016. For our 2016-A transaction and subsequent securitizations that are treated as on-balance sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal residual interest” comprised of residual certificates representing at least five percent of the fair value of all ABS interests issued in the securitization transaction, determined as of the date of transfer. With any securitizations that are treated as off-balance sheet, including any loan sale transactions structured as securitizations, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction;
2023 Form 10-K — SLM CORPORATION 19

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
As of December 31, 2023, we had approximately 1,740 team members, all located in the United States. We believe an engaged workforce leads to a more innovative, productive, and profitable company. For this reason, we measure employee engagement through culture surveys. These culture surveys provide insights we use to create an environment in which team members thrive and bring their full selves to work.
We strive to create a diverse culture of inclusion — an environment that encourages and reinforces mutual trust, makes it safe to express thoughts, ideas and concerns, and connects and embraces diverse backgrounds and perspectives to power and fuel our mission. We believe that a diverse and inclusive workforce can lead to a more effective company.
We are focused on providing a total compensation package that enables us to attract, motivate, and retain the best possible talent to help drive our business forward. We believe in paying competitive market wages, and our benefits package includes Company contributions to the 401(k), educational assistance to our team members and their dependents, flexible work arrangements, and other comprehensive health and welfare programs.
We have made significant investments in learning and talent development, and provide team members with the tools and resources necessary to support their success and drive performance of the Company.
Our team members are involved in the communities in which they live and work through the Sallie Mae Employee Volunteer Program and the Sallie Mae Employee Matching Gift Program. In 2023, our team members donated approximately 3,700 hours through our community engagement programs. We also provide matching gifts for team members to support their interests and needs and those of their communities.
20 SLM CORPORATION — 2023 Form 10-K

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
•Consumer access to alternative means of financing the costs of education and other factors may reduce demand for, or adversely affect our ability to retain, Private Education Loans, which could have a material adverse effect on us.
•Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
•Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial condition, results of operations, and/or cash flows.
•Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
•We are subject to the creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
•The levels of or changes in interest rates could adversely affect our results of operations, financial condition, regulatory capital, and/or liquidity.
•The interest rate and maturity characteristics of our earning assets do not fully match the interest rate and maturity characteristics of our funding arrangements. We are also subject to repayment and prepayment risks. These can increase uncertainty and adversely affect our business, financial condition, results of operations, and/or cash flows.
•Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
•The discontinuance of LIBOR could adversely affect our business and financial results.
•Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain funding through asset-backed securitizations, and sell loans at attractive prices to help fund any share repurchase programs that may be authorized from time to time. An inability to effectively manage our liquidity could have a material adverse effect on us.
•In structuring and facilitating securitizations or sales of Private Education Loans, administering securitization trusts, or servicing loans we have securitized or sold, we may incur liabilities to transaction parties. If those liabilities are significant, they could adversely affect our business and financial condition.
•Adverse developments, and/or a continuation of recent turmoil, in the financial services industry could adversely affect our financial condition and results of operations.
•The Bank is subject to various regulatory capital requirements, and failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on us.
2023 Form 10-K — SLM CORPORATION 21

•Unfavorable results from the periodic stress scenarios we model under regulatory guidance may adversely affect our business and result in regulatory action that could adversely affect us.
•Changes in accounting standards, or incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements, could adversely affect us.
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
•Our framework for managing risks, including model risk and data governance risk, may not be effective in mitigating our risk of loss and, if the framework is ineffective, could have a material adverse effect on us.
•Proposals of federal and state governments, or of various political candidates, affecting the student loan industry in particular subject us to political risk and could have a material adverse impact on us.
•We are subject to reputational risk, including risk arising from environmental, social, and governance matters or other areas or events, which could damage our brand and have a material adverse impact on us.
•Failure or significant interruption of our operating systems or infrastructure or the inability to adapt to changes could disrupt our business, cause significant losses, result in regulatory action or litigation, or damage our reputation.
•We could lose market share if we are not able to keep pace with rapid changes in technology.
•We depend on secure information technology and a breach of those systems or those of third-party vendors could materially adversely affect us and lead to significant financial, legal, and reputational exposure.
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
•Our internal controls over financial reporting and disclosure controls, as well as other internal controls, may be ineffective, which could have a material adverse effect on our financial condition and/or results of operations.
•Our business operations and those of our third-party vendors may be adversely impacted by unpredictable catastrophic events.
•New lines of business and our ability to successfully make acquisitions are subject to significant risks.
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

22 SLM CORPORATION — 2023 Form 10-K

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
At December 31, 2023, approximately 72 percent of our total assets, and 84 percent of our total assets excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation, significant adverse legislative or regulatory change, or other negative event or trend in the Private Education Loan market, the overall education loan market, or the overall economic environment, including an inflationary and rising or high interest rate environment or a recession in the U.S., could disproportionately and adversely affect our business, financial condition, and results of operations. We face competition in the Private Education Loan market from a variety of players. We compete with banks and other consumer lending institutions, many of whom have strong consumer brand name recognition, greater financial resources, and greater diversification in their mix of assets, which can enable them to be more competitive in their products and offerings, particularly in uncertain or challenging economic times. We also compete with financial technology (“FinTech”) companies, many of whom have lower return hurdles than more traditional consumer lending institutions. The use of marketplace lending sites is growing in popularity in the student loan sector. This market channel may erode our more traditional lending channels and increase our cost to originate Private Education Loans. Moreover, we expect that our competition will increase as various lending institutions and other competitors, including Navient, through its Earnest subsidiary, enter or re-enter the Private Education Loan market. We compete based on our brand products, origination capability, and customer service. To the extent our competitors compete more aggressively or effectively, we could lose market share to them and/or our existing loans could be subject to consolidation or refinancing risk.
In addition to competition from private industry players, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge the gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. Parents and graduate students may obtain additional federal education loans through other programs, such as the Parent Plus and Graduate Plus programs, without any aggregate limits other than the difference between the cost of education and the amount of other financial aid received by a student. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). The HEA’s reauthorization is currently pending in the U.S. Congress. Reauthorization, as well as measures to provide relief for borrowers of student loans in general, could provide a legislative vehicle for changes to student loan programs. Possible components that could impact the Private Education Loan market and our business include changes to federal education loan limits and/or payment requirements, private loan refinancing programs, or Private Education Loan forgiveness. Other components of any legislation also could have a negative impact on our business and financial condition. See “— POLITICAL/REPUTATIONAL RISK.”
We also face substantial competition for our online deposit products. We expect to compete based primarily on a combination of reputation, rate, and availability of information about our deposit products. Our competitors, many of whom have greater financial resources or lower costs than we do, may be more effective in attracting new deposits and retaining existing deposits such as by offering more competitive rates, dedicating more resources for advertising, or engaging in more effective forms of marketing. For instance, our new depositor acquisition marketing is partly dependent on search engines, as well as bank deposit information aggregators, to direct a significant amount of traffic to our website via organic ranking and paid search advertising. Our bank competitors’ paid search activities, such as pay per click marketing, may result in their sites receiving higher search results than ours, thus
2023 Form 10-K — SLM CORPORATION 23

leading to significant increases in the cost of such depositor acquisition for us. In addition, changes to search engines and deposit information aggregators’ methodologies and business practices could result in a decline in our new deposit growth or existing customer retention. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin. See also “- LIQUIDITY RISK.”
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
•demand for higher education decreases (which can occur, among other times, during periods of strong employment in the United States and/or when fewer employers require college degrees for their employees);
•the cost of attendance of higher education decreases;
•consumers increase their targeted savings for higher education;
•prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors;
•macroeconomic factors (including, without limitation, high unemployment) cause loan applicants or borrowers to be unable to meet our credit standards or repay credit obligations;
•there is broader public resistance to increasing higher education costs; or
•proposals for new federal and state education spending described below in “—POLITICAL/REPUTATIONAL RISK” gain broader appeal or momentum.
Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
We believe the design of our Private Education Loan products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable or fixed interest rates, creates sustainable, competitive loan products. However, increasing amounts of private education consolidation loans at interest rates below those of our existing portfolio - whether from private sources (including FinTech companies) or otherwise - can contribute to an increase in the prepayment rates of our existing Private Education Loans and, if prolonged and continuous, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows. Increases in consolidation loans may result from competition as well as legislative or regulatory changes, as there has been, and there may be continue to be, an increase in the number of lenders offering consolidation or refinancing products as well as proposed legislation designed to promote federal financing for consolidation or refinancing of existing loans.

24 SLM CORPORATION — 2023 Form 10-K

CREDIT RISK
Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial condition, results of operations, and/or cash flows.
We bear the full credit exposure on our Private Education Loans, which are unsecured loans. If those loans were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial condition, results of operations, and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of our loan portfolios. Many factors can have an impact on borrower delinquencies, including, without limitation, economic conditions (including inflationary, rising or high interest rate, and recessionary environments), changes in interest rates, personal circumstances and hardships, risk characteristics such as school type, loan status, loan seasoning, underwriting criteria, presence of a cosigner, changes made in credit administration practices from time to time, changes in loan underwriting criteria made from time to time, legislative, regulatory and operational changes, servicing and collections staffing challenges, other operational challenges we may encounter, the cessation by the federal government in 2023 of its payment suspension program (initiated during the COVID-19 pandemic) for borrowers of federal student loans, the invalidation or failure of the Biden Administration’s effort to forgive federal student loan indebtedness for certain borrowers, and unforeseen events or trends.
Rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults, and loan modifications, or otherwise negatively affect performance of our existing education loan portfolios, as such factors may cause borrowers and cosigners to experience trouble repaying credit obligations or meeting our credit standards. The impact of these factors may be heightened in rising or high interest rate environments when interest rates rise causing payments on variable-rate loans to increase. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our loans. As part of our underwriting process, we rely heavily upon information supplied by applicants and third parties. If any of this information is intentionally or negligently misrepresented, or is inaccurate, and is not detected by us before completing the transaction, or changes after we collect the information, we may experience increased credit risk. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition, and results of operations and limit funding options, which could also adversely impact our liquidity position. Our Private Education Loan (held for investment) delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans (held for investment) in repayment, were 3.90 percent at December 31, 2023.
Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
We are required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of our assets. The CECL standard resulted in a significant change in how we recognize credit losses and has had a material impact on our financial condition, results of operations, and capital levels. The evaluation of our allowance for credit losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The measurement of expected credit losses is based on historical information, current conditions, and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. (This differs significantly from the “incurred loss” model, which was in effect prior to our adoption of CECL and delayed recognition until it was probable a loss had been incurred.) Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time (“reasonable and supportable period”), at which point we immediately revert our forecasted economic factors to long-term historical loss conditions. Defaults can be higher than anticipated due to a variety of factors, and our models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, the weighting of economic forecasts, prepayment speeds, and recovery rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for credit losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations, and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. Additionally, regulatory agencies may periodically review our allowance for credit losses, including our methodology and models used in calculating the allowance, and could
2023 Form 10-K — SLM CORPORATION 25

insist on an increase in the allowance or recognition of additional charge-offs based on judgments different than those used by our management. If these differences in judgment are significant, our allowance could increase significantly and result in sizable decreases in our net income and capital. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses” for further details regarding our allowance for credit losses.
We are subject to the creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
We are also subject to the creditworthiness of third parties, including various lending, securitization, investment, and derivative counterparties. Our overall counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, or the ability of our counterparties to perform their obligations becomes impaired or less certain, the obligations of our counterparties to us or our investments in any counterparties or their securities could become impaired, which could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
INTEREST RATE RISK
The levels of or changes in interest rates could adversely affect our results of operations, financial condition, regulatory capital, and/or liquidity.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies of governmental agencies, general economic conditions, conditions in the capital markets, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future. We may be adversely affected by policies or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), compressing interest rates on our earnings assets closer to interest rates on our deposits and borrowings, increasing the volatility of market rates of interest, or changing the spreads among different interest rate indices. Changes in interest rate levels also can lead to other adverse impacts, such as reducing the demand for or increasing the prepayment speeds of our Private Education Loans, increasing the delinquencies or defaults of our borrowers or other counterparties, reducing the value of our assets, or increasing our liabilities. Many of these adverse impacts can occur in an inflationary and rising interest rate environment. These adverse impacts may materially adversely affect our operations, our regulatory capital and liquidity position, the credit performance of our Private Education Loans and other assets, the number of borrowers seeking payment relief, our results of operations and financial condition, and/or our cash flows. The level of and changes in market rates of interest and, as a result, these risks and uncertainties, are beyond our control.
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
The different interest rate and maturity characteristics of our loan portfolios and the liabilities funding those portfolios result in fluctuations in our net interest income. In certain interest rate environments, this mismatch may reduce our net interest margin (the interest yield earned on our portfolio less the rate paid on our interest-bearing liabilities) and net interest income. While we actively monitor and manage mismatches in the interest rate and maturity characteristics of our assets and liabilities, using derivative transactions where necessary to avoid excessive levels of repricing and refunding risk, it is not possible to hedge all of our exposure to such risks. While the assets, liabilities, and related hedging derivative contract re-pricing indices are typically highly correlated, there
26 SLM CORPORATION — 2023 Form 10-K

can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors outside our control. In these circumstances, our earnings could be materially adversely affected.
We are also subject to risks associated with changes in repayment and prepayment rates on Private Education Loans, which can increase uncertainty as we manage our interest rate risk. Consolidations and refinancings contribute to increased prepayment rates. In addition, increases in employment levels, wages, family income, alternative sources of financing, and government support for student loan borrowers or the forgiveness for certain borrowers of federal student loan indebtedness, may also contribute to higher-than-expected prepayment rates, which can adversely affect our interest rate and repricing risk and our financial condition and results of operations.
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
The discontinuance of LIBOR could adversely affect our business and financial results.
Following announcements by the United Kingdom’s Financial Conduct Authority (the “UKFCA”), which regulates LIBOR, the London interbank offered rate, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. Publication of the remaining USD settings ceased after June 30, 2023.
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
In 2020, we began accepting certain deposits based on SOFR. In the second quarter of 2021, we began issuing variable-rate Private Education Loans that are indexed to SOFR. In 2022, we began issuing ABS that are indexed to SOFR and renewed our education loan-backed multi-lender secured borrowing facility (the “Secured Borrowing Facility”) with an index based on SOFR. In 2023, we transitioned to SOFR (plus the applicable spread adjustment) the remainder of our assets, liabilities, and off-balance sheet items referencing LIBOR on their respective first repricing dates after June 30, 2023. In some instances, we relied on safe harbors provided by federal legislation to transition obligations from LIBOR to SOFR because the obligations did not have fallback provisions for alternative reference rates. Although we relied on those safe harbors in certain instances, the safe harbors are untested. We could still be exposed to risks associated with disputes and litigation with customers, counterparties, and other market participants in connection with implementing replacement rates for LIBOR. Also, the replacement of LIBOR could adversely affect the value of and return on certain of our financial assets, the value of certain of our liabilities, and could result in changes to our various risk exposures. These uncertainties could adversely impact our funding costs and could have a material adverse effect on our business, results of operations, financial position, and/or cash flows. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — LIBOR Transition” for further details.
2023 Form 10-K — SLM CORPORATION 27

LIQUIDITY RISK
Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain funding through asset-backed securitizations, and sell loans at attractive prices to help fund any share repurchase programs that may be authorized from time to time. An inability to effectively manage our liquidity could negatively impact our ability to fund our business obligations and opportunities, which could lead to regulatory scrutiny and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, payment of our debt service, and payment for any shares of common stock or preferred stock acquired under any stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales and securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits, and with proceeds received from loan sales. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs, or availability. At December 31, 2023, our brokered deposits totaled $10.3 billion, which represented 47 percent of our total deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing balances of all deposit types or obtain additional deposits of any type may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, general economic conditions, including high unemployment and decreased savings rates, and adverse developments in the financial services industry generally. See also “— Adverse developments, and/or a continuation of recent turmoil, in the financial services industry could adversely affect our financial condition and results of operations.” Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
Our success also depends on our ability to structure Private Education Loan securitizations or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability to obtain such funding and the time it takes us to structure and execute these transactions, including the following:
•Persistent and prolonged disruption or volatility in the capital markets (which could occur as a result of, among other things, general economic conditions, a government debt default, or a government shutdown) or in the education loan ABS sector specifically;
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
28 SLM CORPORATION — 2023 Form 10-K

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
Our ability to sell loans at attractive prices, as well as the timing and volume of any sales, will be subject to market conditions, and there can be no guarantee that we will be able to effectuate planned or unplanned loan sales at the prices, times, or volumes we desire, or at all. If we are unable to effectuate loan sales at the prices, times, and volumes we desire, we may not be able to fund share repurchase programs that are authorized from time to time, originate Private Education Loans in the volumes we desire, meet other obligations, or achieve other business goals.
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
We conduct quarterly liquidity stress tests to evaluate the adequacy of our liquidity sources under several stress scenarios, including a severely adverse macroeconomic scenario. The results of these scenarios may lead management to determine, or our regulators to demand, that higher levels of liquidity be maintained at significant incremental expense to the Bank.
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
Adverse developments, and/or a continuation of recent turmoil, in the financial services industry could adversely affect our financial condition and results of operations.
In 2023, several financial services institutions failed or required outside liquidity support. For example, Silicon Valley Bank and Signature Bank were put into FDIC receivership in March 2023 and First Republic Bank was put into FDIC receivership in May 2023. The impact of this situation led to risk of additional stress to the financial services industry generally as a result of increased lack of confidence in the financial sector. Although we currently do not anticipate liquidity constraints of the kind that caused certain other financial services institutions to fail or require external support, unanticipated deposit withdrawals due to market distress or otherwise or our inability to access other sources of liquidity, whether due to capital markets dislocations or otherwise, could result in constraints on our liquidity and adversely affect our business, financial condition, and results of operations.
The financial system is highly interrelated, and we have exposure to, and routinely execute transactions with, a variety of financial institutions. If any of these financial institutions or participants were to become or be perceived
2023 Form 10-K — SLM CORPORATION 29

as unstable, or enter conservatorship, receivership, or bankruptcy, the consequences could have an adverse effect on our business, financial condition, and results of operations.
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
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests, modeling a systemic stress scenario. In addition, the Bank may model company-specific stress scenarios from time to time. In 2023, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors, and the Board’s Financial Risk Committee. In addition, the Bank made the results of the stress tests (its current business forecast) available to its prudential regulators - the FDIC and the UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. On the basis of a stress analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so or may not be able to do so on terms that are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders. Our regulators may also update their supervisory expectations applicable to the Bank’s stress tests, which could change how the Bank conducts stress tests or how senior management uses the results of the stress tests to inform business plans and capital targets.
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
30 SLM CORPORATION — 2023 Form 10-K

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
•enhance restrictions regarding money laundering and the financing of terrorism;
•enhance requirements related to risk management and corporate governance; and
•result in greater or earlier charges to earnings or reductions in our capital.
The FDIC has the authority to limit the Bank’s annual total balance sheet growth, but no such limitations were imposed in recent years. There can be no assurance that limitations will not be imposed in the future, however.
Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional costs and could result in additional charge-offs. In recent years, there has been an increase in the scope of the laws and regulations and the intensity of the supervision to which we are subject, as well as an increase in regulatory enforcement and fines across the banking and financial services sector. The scope of regulation and the intensity of supervision will likely continue to become higher in the future, which could increase our costs and levels of charge-offs, require increased management attention, and adversely impact our results of operations.
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
2023 Form 10-K — SLM CORPORATION 31

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
The CFPB is the Bank’s primary consumer compliance supervisor, with exclusive authority to conduct examinations for the purposes of assessing compliance with the requirements of federal consumer financial laws and with primary consumer compliance enforcement authority. CFPB jurisdiction, regulation, and supervision could increase our costs and limit our ability to pursue business opportunities. The CFPB/ DOE MOU could lead to additional complaints received by the CFPB regarding us, which could lead to additional scrutiny of us and increase our costs. Consent orders, decrees, or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities.
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
We are also subject to a dynamically changing landscape of privacy, data protection, and cybersecurity laws, regulations, and requirements. Various federal and state regulators, including governmental agencies, have adopted, or are considering adopting, laws and regulations regarding the use and disclosure of personal information and data privacy and security. This patchwork of legislation and regulation may lead to conflicts or differing views of privacy rights. As an example, certain state laws regarding personal information may be broader in scope or more stringent than federal laws or the laws of other states regarding personal information. See Item 1. “Business — Supervision and Regulation —Regulation of Sallie Mae Bank — Privacy Laws” for additional information.
Further, we make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website, and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide assurances about privacy, data protection, and data security can subject us to potential regulatory or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Violations of federal or state consumer protection, privacy, data protection, or cybersecurity laws or related regulations may expose us to litigation, administrative fines, penalties, and restitution. Compliance with laws and
32 SLM CORPORATION — 2023 Form 10-K

regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in compliance and supervision activities, often impose additional compliance costs and may constrain the marketing and origination of Private Education Loans or other products, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts, adversely affect the execution of strategic initiatives, or otherwise adversely affect our business.
From time to time, we may use artificial intelligence, machine learning, data analytics, and similar tools to collect, aggregate, and analyze data in connection with our business. The regulatory framework for such technology continues to evolve and remains uncertain and could affect our operations and the way in which we use such technology. Additionally, we could incur significant costs to comply with such evolving framework, which could adversely affect our business, financial condition, and results of operations.
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
POLITICAL/REPUTATIONAL RISK
Proposals of federal and state governments, or of various political candidates, affecting the student loan industry in particular, such as proposals for new federal education spending designed to make higher education “free” or substantially so regardless of financial need, or to create new federally funded programs to refinance private student loans, or to require private student loan lenders to reform loan agreements to provide for income-driven repayment plans and other payment plans, subject us to political risk and could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
We operate in an environment of heightened political and regulatory scrutiny of education loan lending, servicing, and originations. The rising cost of higher education, questions regarding the quality of education provided, particularly among for-profit institutions, and the increasing amount of student loan debt outstanding in the United States have prompted this heightened and ongoing scrutiny. This environment could lead to further proposals by political candidates and state and federal legislators and regulators, and to the enactment of laws and regulations, applicable to, or limiting, our business. For instance, over the last several years, numerous proposals for new federal spending have been discussed by political candidates and/or introduced by legislators to make higher education “free” or substantially so. Some proposals have included the potential forgiveness of substantial amounts of existing outstanding student loan indebtedness. Also, various states have proposed and/or enacted legislation providing for “free” or “substantially free” higher education to residents of the state having incomes below a certain level and who attend publicly-funded universities in the state. Moreover, a number of bills have been introduced in the United States Congress in the past to promote federal financing for consolidation or refinancing of
2023 Form 10-K — SLM CORPORATION 33

existing student loans. The regulatory environment at the state level has shifted such that many states recently have enacted new legislation specifically restricting the conduct and practices of student loan servicers. The enactment of any proposed legislation or policies like those described above, even if they do not apply specifically to Private Education Loans, could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows. In addition, the continued ongoing publicity regarding these various proposals, even if they are not enacted, could negatively impact the market price of our common stock.
We are subject to reputational risk, including risk arising from environmental, social, and governance matters or other areas or events, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
Our brand is very important to us and our business. Our reputation as an originator, servicer, seller, and securitizer of high-quality Private Education Loans and as a depository for online deposits is very dependent upon how our customers, our regulators, legislators, the education community, our employees, and the broader market perceive our business practices, financial heath, and integrity, and the business practices, financial health, and integrity of the overall student loan market, other loan markets, or the market for online deposits, as applicable. Negative publicity, including as a result of our culture, actual or alleged conduct by us, our employees, or our vendors, or public opinion of the student loan industry or other relevant industries generally, could damage our reputation and business and adversely impact the price of our common stock or other securities.
Environmental, social, and governance matters, or “ESG,” include, but are not limited to, climate risk, hiring practices, the diversity of our work force, community impact issues, and our overall governance environment. We may be exposed to negative publicity based on the identity and activities of those with whom we do business and the public’s view of our approach and performance, and that of our business partners, regarding ESG matters. Such negative publicity could damage our relationships and reputation with our existing and prospective customers and third parties with whom we do business, have an adverse effect on our ability to attract and retain customers and employees, and have a negative impact on the demand for and market price of our securities. Stakeholders’ expectations regarding ESG practices are diverse and rapidly changing, and we may not be able to align our ESG practices with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs.
Additionally, as described above, proposals of political candidates, administrations, or legislators that may affect the financial industry, or the student loan industry in particular, could damage our reputation and business and adversely impact the price of our common stock.
Any internal, market, or other developments, including those relating to our competitors or our business, that result in a negative impact on our brand or reputation or the reputation of the student loan industry or other relevant industries could have an adverse effect on our ability to originate, service, sell, securitize, and retain Private Education Loans or other loans, as applicable, result in greater regulatory, legislative, and media scrutiny, increase our risk of litigation and regulatory sanctions or other actions, and have a material adverse effect on our financial condition and/or results of operations.
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
34 SLM CORPORATION — 2023 Form 10-K

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
We and our service providers face constant threats to our systems and data and from time to time experience cyberattacks and other security incidents. While we have not been materially impacted by cyber incidents, we continue to evolve our security controls to improve our ability to prevent, detect, and respond to the continually changing threats, and we may be required to expend significant additional resources in the future to enhance our security controls in response to new or more sophisticated threats, as well as new regulations related to cybersecurity. Additionally, while we and our third-party service providers commit resources to the design, implementation, maintenance, security, and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats.
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, prevent, or detect cyberattacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our or our service providers’ services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly
2023 Form 10-K — SLM CORPORATION 35

delayed in identifying, cyberattacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software, and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control. We also routinely transmit and receive personal, confidential, and proprietary information, some through third parties, which may be vulnerable to interception, misuse, or mishandling. This risk may be heightened by our hybrid work environment, which may lead to unanticipated issues arising from handling personal, confidential, and other information from a less efficient work-from-home environment.
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
While we seek to mitigate cyber and related risks associated with outsourcing to third-party service providers, including through our vendor management processes, both operational and technological cyber risks remain, and certain risks are beyond our security and control systems. Cyberattacks targeted at our service providers or in other areas of our business chain may result in unauthorized interception, misuse, mishandling, access, acquisition, loss, or destruction of our or our customers’ data, or other cyber incidents that may affect the availability of our services, and impose costs and other liabilities that significantly and adversely affect us in the ways discussed above.
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
We depend significantly on third parties for a wide array of our operations and customer services and key components of our information technology and security infrastructures. Third-party vendors are significantly involved in aspects of our servicing for Private Education Loans, FFELP Loans, Bank deposit-taking activities, payroll software and systems development, data center and operations, including the timely and secure transmission of information across our data communication network, and for “cloud” computing services and other telecommunications, email, processing, storage, remittance, and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable regulatory or contractual requirements, such as service levels, protection of our customers’ personal and confidential information, or compliance with applicable laws, that failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers and investors, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight, improper release or protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brand, and could materially adversely affect our business, financial condition, and/or results of operations.
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
36 SLM CORPORATION — 2023 Form 10-K

or other costs or charge-offs and that could have a material adverse effect on our business, results of operations, and/or financial condition.
Our internal controls over financial reporting and disclosure controls, as well as other internal controls, may be ineffective, which could have a material adverse effect on our financial condition and/or results of operations.
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
Other internal controls, including fraud detection and controls, and corporate governance procedures also are based on the assumption that they can provide only reasonable, not absolute, assurances the objectives of the controls and procedures are met. Any failure or circumvention of controls and procedures, including as a result of human error, malfeasance of employees or third parties, or other misconduct by employees or third parties, can result in legal risk and reputational harm and have a material adverse effect on our business, financial condition, and/or results of operations.
Our business operations and those of our third-party vendors may be adversely impacted by political events, terrorism, cyberattacks, public health issues (including pandemics), natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes, business interruptions, and other unpredictable catastrophic events.
Our business operations and those of our third-party vendors are subject to interruption by, among other things, geopolitical events, terrorism, cyberattacks, public health issues (including pandemics), natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes, and other unpredictable catastrophic events, which could decrease demand for our products and services or make it difficult or impossible for us to deliver a satisfactory experience to our customers.
Any of the unpredictable catastrophic events discussed above could affect the stability of our deposit base, impair the ability of our borrowers and cosigners to repay their outstanding loans, cause significant property damage, and result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures, and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current presidential administration. In October 2023, the FDIC finalized principles for climate risk management by “large financial institutions.” Although the Bank currently does not meet the definition of a “large financial institution” with over $100 billion in total consolidated assets, if it were ever to become subject to those principles in the future, such measures could result in the implementation of significant operational changes and increased costs. We also might voluntarily choose to follow some of the principles for climate risk management in the future. Required or voluntary compliance with such principles could lead us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations.
2023 Form 10-K — SLM CORPORATION 37

New lines of business or new products and services may subject us to additional risks. Additionally, our ability to successfully make acquisitions is subject to significant risks, including the risk that governmental authorities may not provide any requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
From time to time, we may implement or acquire new lines of business or offer new products and services, or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. We may face compliance and regulatory risks in each of those cases. We also may from time to time seek to acquire other financial services companies or businesses that complement our business strategy. These acquisitions may be subject to regulatory approval in some instances, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. Even if we are able to obtain any required regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
Acquisitions and/or implementation of new lines of business, products, or services involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. Moreover, we may not be successful in identifying appropriate acquisition candidates, integrating acquired businesses or companies, or realizing expected value from acquisitions or new lines of business, products, or services. Significant competition exists for valuable acquisition targets, and we may not be able to acquire other businesses or companies on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions or implement new lines of business, products, or services.
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
At December 31, 2023, we had issued and outstanding 2.5 million shares of our Series B Preferred Stock. Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our common stock share repurchase program. In the event of our bankruptcy, dissolution, or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common shareholders.
38 SLM CORPORATION — 2023 Form 10-K

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

Item 1B. Unresolved Staff Comments
None.

2023 Form 10-K — SLM CORPORATION 39

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We use the Cyber Risk Institute Profile (which is based on the National Institute of Standards and Technology Cybersecurity Framework), the Federal Financial Institutions Examination Council Information Technology Examination Handbook and Cyber Assessment Tool, and the Payment Card Industry Data Security Standards as guides to help us identify, assess, and manage cybersecurity risks relevant to our business and develop and implement our cybersecurity risk management program. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following key elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology (“IT”) environment;
•a team comprised of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (i) our cybersecurity risk assessment processes, (ii) our security processes, and (iii) our response to cybersecurity incidents;
•the use of external cybersecurity service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of employees with access to our IT systems;
•a cybersecurity incident response plan and Crisis Management Policy that guide our response to cybersecurity incidents; and
•a third-party risk identification and management process for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors – OPERATIONAL RISKS – We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition, and/or results of operations and could lead to significant financial, legal, and reputational exposure” in this Form 10-K.
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Operational and Compliance Risk Committee of the Board. The Operational and Compliance Risk Committee of our Board of Directors oversees management’s design, implementation, and enforcement of our cybersecurity risk management program.

Our Chief Security Officer (“CSO”) reports to our Chief Operational Officer and President of the Bank and leads the Company’s overall cybersecurity function. Our CSO provides periodic updates on our cybersecurity risk management program to the management-level Operational and Compliance Risk Committee (“OCRC”) and Executive Committee (“EC”). The Operational and Compliance Risk Committee of our Board of Directors also receives periodic reports from our CSO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents.

40 SLM CORPORATION — 2023 Form 10-K

Our CSO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.

Our CSO is responsible for assessing and managing our material risks from cybersecurity threats, has primary responsibility for leading our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CSO has significant executive experience in managing and leading IT and cybersecurity teams in both government and the private sector and has received industry recognition in the cybersecurity area. Our CSO holds cybersecurity certifications from leading cybersecurity training and research institutes, is a Fellow at the National Security Institute, and is a member of the Board of Directors of the Financial Services Information Sharing and Analysis Center.

Item 2. Properties
The following table lists the principal facility owned by us as of December 31, 2023:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2023:

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

2023 Form 10-K — SLM CORPORATION 41

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
Pursuant to the terms of the Separation and Distribution Agreement, and as contemplated by the structure of the Spin-Off, Navient is legally obligated to indemnify the Bank against all claims, actions, damages, losses, or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off, except for certain liabilities related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed investigation matters and the now resolved multistate litigation. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue.
Regulatory Update
In May 2014, the Bank received a CID from the CFPB as part of the CFPB Investigation. To the extent requested, the Bank has been cooperating fully with the CFPB. Given the timeframe covered by the CID and the CFPB Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of this investigation.
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

42 SLM CORPORATION — 2023 Form 10-K

PART II.
Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and has traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol SLM since December 12, 2011. As of January 31, 2024, there were 220,349,715 shares of our common stock outstanding and 246 holders of record.
We paid quarterly cash dividends on our common stock of $0.11 per share for each quarter of 2023 and 2022. We paid quarterly cash dividends on our common stock of $0.03 per share for the first, second, and third quarters of 2021, respectively, and $0.11 per share for the fourth quarter of 2021. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2023.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs at December 31, 2023(2)
Period:
October 1 - October 31, 2023	3	$12.86	—	$326,000
November 1 - November 30, 2023	4,230	$14.95	4,229	$264,000
December 1 - December 31, 2023	1,730	$16.63	1,723	$236,000
Total fourth-quarter 2023	5,963	$15.43	5,952

(1)The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.

(2)In the first quarter of 2022, we utilized all capacity then remaining under the 2021 Share Repurchase Program. As of December 31, 2023, we had $236 million of capacity remaining under the 2022 Share Repurchase Program.

(3)In the fourth quarter of 2023, we repurchased 6.0 million common shares under our 10b5-1 trading plans. See Note 14, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-K for further discussion.

The closing price of our common stock on Nasdaq on December 29, 2023 was $19.12.
The 2019 Share Repurchase Program expired on January 22, 2021 and permitted us to repurchase from time to time shares of our common stock up to an aggregate repurchase price not to exceed $200 million. We utilized all capacity under the 2019 Share Repurchase Program, having repurchased 3 million shares of common stock for $33 million in the year ended December 31, 2020.
The 2020 Share Repurchase Program expired on January 21, 2022 and permitted us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
Under the authority of the 2020 Share Repurchase Program, on March 10, 2020, we entered into an ASR with a third-party financial institution under which we paid $525 million for an upfront delivery of our common stock and a forward agreement. On March 11, 2020, the third-party financial institution delivered to us approximately 44.9 million shares. The final total actual number of shares of common stock delivered to us pursuant to the forward agreement was based generally upon a volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on Nasdaq during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock when the shares were received, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
2023 Form 10-K — SLM CORPORATION 43

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
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that could be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock at an average price per share of $18.07, for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced the 2022 Share Repurchase Program, which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 22.3 million shares of common stock at an average price per share of $15.64, for $349 million in the year ended December 31, 2023, and we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022. There was $236 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2023. Any capacity remaining unused under the 2022 Share Repurchase Program on January 25, 2024 expired on that date pursuant to the terms of the 2022 Share Repurchase Program.
On January 24, 2024, we announced the 2024 Share Repurchase Program, which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million.
Under the 2024 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2024 Share Repurchase Program or at all.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the years ended December 31, 2023, 2022, and 2021, we repurchased 22 million, 40 million, and 57 million shares, respectively, of our common stock at a total cost of $349 million, $708 million, and $1.1 billion, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
In addition to any repurchases that we may make under the share repurchase programs, we expect to repurchase common stock acquired as a result of taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans.

44 SLM CORPORATION — 2023 Form 10-K

Stock Performance
The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2018, and also assumes the reinvestment of dividends through December 31, 2023.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
SLM Corporation	$100.0	$108.6	$153.0	$245.6	$212.5	$252.2
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	135.0	136.1	185.9	149.7	192.4
S&P 400 Regional Bank Sub-Industry Index	100.0	124.6	113.9	161.3	154.6	153.2
     Source: Bloomberg Total Return Analysis

2023 Form 10-K — SLM CORPORATION 45

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

Years Ended December 31, (dollars in millions, except per share amounts)	2023	2022	2021	2020	2019
Operating Data:

Net interest income	$1,562	$1,489	$1,395	$1,480	$1,623
Non-interest income	247	335	632	331	49
Total revenue	1,809	1,824	2,027	1,811	1,672
Net income	$581	$469	$1,161	$881	$578
Basic earnings per common share	$2.44	$1.78	$3.67	$2.27	$1.31
Diluted earnings per common share	$2.41	$1.76	$3.61	$2.25	$1.30
Dividends per common share(1)	$0.44	$0.44	$0.20	$0.12	$0.12
Return on common stockholders’ equity	36%	25%	54%	45%	21%
Net interest margin	5.50	5.31	4.81	4.81	5.76
Return on assets	2.03	1.64	3.92	2.84	1.96
Dividend payout ratio	18	25	6	5	9
Average equity/average assets	6.37	7.19	8.09	7.23	10.56

Balance Sheet Data:
Total education loans held for investment portfolio, net	$20,306	$19,627	$20,318	$19,172	$23,680
Total assets	29,169	28,811	29,222	30,770	32,686
Total deposits	21,653	21,448	20,828	22,666	24,284
Total borrowings	5,228	5,235	5,931	5,189	4,643
Total SLM Corporation stockholders’ equity	1,881	1,727	2,150	2,563	3,312
Book value per common share	7.40	6.13	6.81	6.16	6.91
(1) Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.

46 SLM CORPORATION — 2023 Form 10-K

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2023.
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
Loan Sales and Secured Financings
We may sell loans to third parties through whole loan sales, securitizations, or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital, and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or secured funding facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. In 2023, we recognized $164 million in gains from the sale of approximately $3.15 billion of our Private Education Loans, including $2.93 billion of principal and $226 million in capitalized interest, to an unaffiliated third party. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment.”
2023 Form 10-K — SLM CORPORATION 47

Allowance for Credit Losses
Management estimates and maintains an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date. See “ — Critical Accounting Policies and Estimates — Allowance for Credit Losses.” Allowances for credit losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for credit losses to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for credit losses rather than against earnings.
The allowance for credit losses and provision expense rise in periods of high loan origination, when future charge-offs are expected to increase, and fall when future charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are affected by risk characteristics such as loan status (in-school, grace, forbearance, repayment, and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner, servicing and collections practices, and the current economic environment. See “CREDIT RISK - Defaults on our loans, particularly Private Education Loans, could adversely affect our business, financial condition, results of operations, and/or cash flows.” in Part I, Item 1A. “Risk Factors” for additional information. Losses typically emerge once a borrower separates from school and enters full principal and interest repayment after the borrower’s grace period (six months, typically) ends. As a larger proportion of our Private Education Loan portfolio enters full principal and interest repayment in the coming years, we would expect the amount of charge-offs to increase.
Our allowance for credit losses for FFELP Loans and related periodic provision expense are small because we generally bear a maximum of three percent loss exposure due to the federal guarantee on such loans. We maintain an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses.
Charge-Offs and Delinquencies
Delinquencies are another important indicator of potential future credit performance. Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Charge-off data provides relevant information with respect to the actual performance of a loan portfolio over time. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency as a key metric in estimating the allowance for credit losses and tailoring its future collections strategies. We sell a segment of defaulted loans immediately after charge-off, and use in-house collectors and third-party collectors to collect on retained defaulted loans.
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
Funding Sources
Deposits
We utilize brokered, retail, and other core deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Our term brokered deposits have terms from three months to ten years. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, we accept certain
48 SLM CORPORATION — 2023 Form 10-K

deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. We diversify our funding sources with deposits from Educational 529 savings plans and Health Savings plans. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion of our deposit totals as of December 31, 2023.
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
LIBOR Transition
Following announcements by the UKFCA, which regulates LIBOR, and ICE Benchmark Administration Limited, the administrator of LIBOR, publication of 1-week and 2-month USD LIBOR and all tenors for other currencies ceased after December 31, 2021. Publication of the remaining USD settings ceased after June 30, 2023 (the “LIBOR Cessation Date”).
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
Approximately $76 million of our variable-rate ABS (those issued before November 2017) did not have fallback provisions for an alternative reference rate and we relied upon the safe harbors provided by federal legislation to transition these ABS rates from LIBOR to SOFR.

See Part I, Item 1A. “Risk Factors - INTEREST RATE RISK” in this Form 10-K for additional discussion regarding the risks associated with the transition from LIBOR.

Strategic Imperatives
To further focus our business and increase shareholder value, we continue to advance our strategic imperatives. Our focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to seek to better inform the external narrative about student lending and Sallie Mae. We also strive to maintain a rigorous and predictable capital allocation and return program to create shareholder value. We are focused on driving a mission-led culture that continues to make Sallie Mae a great place to work. We also continue to strengthen our risk and compliance functions, enhance and build upon our risk management framework, and assess and monitor enterprise-wide risk.
During 2023, we made the following progress on the above corporate strategic imperatives.
Acquisition of Scholly
On July 21, 2023, we completed the previously announced acquisition of several key assets of Scholly, which is engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products that offer custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. The addition of Scholly assets will support our mission of providing students with the confidence needed to successfully navigate the higher education journey. For additional information on this transaction, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combinations,” and Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K.
2023 Form 10-K — SLM CORPORATION 49

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
2023 Loan Sales and 2023-B and 2023-D Transactions
In 2023, we recognized $164 million in gains from the sale of approximately $3.15 billion of our Private Education Loans, including $2.93 billion of principal and $226 million in capitalized interest, to an unaffliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment” and Note 12, “Borrowings - Unconsolidated VIEs” in this Form 10-K.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the year ended December 31, 2023, we repurchased 22 million shares of our common stock at a total cost of $349 million under Rule 10b5-1 trading plans authorized under our share repurchase programs.
See “Item 1. Business — Human Capital Resources and Talent Development” for a discussion regarding our mission-led culture.

50 SLM CORPORATION — 2023 Form 10-K

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

Years ended December 31, (dollars in millions, except per share amounts)				Increase (Decrease)
				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Interest income:
Loans	$2,327	$1,915	$1,757	$412	22%	$158	9%
Investments	51	35	14	16	46	21	150
Cash and cash equivalents	214	82	6	132	161	76	1,267
Total interest income	2,592	2,032	1,777	560	28	255	14
Total interest expense	1,030	543	382	487	90	161	42
Net interest income	1,562	1,489	1,395	73	5	94	7
Less: provisions for credit losses	345	633	(33)	(288)	(45)	666	2,018
Net interest income after provisions for credit losses	1,217	855	1,428	362	42	(573)	(40)
Non-interest income:
Gains on sales of loans, net	160	328	548	(168)	(51)	(220)	(40)
Gains (losses) on securities, net	3	(60)	39	63	105	(99)	(254)
Other income	84	67	45	17	25	22	49
Total non-interest income	247	335	632	(88)	(26)	(297)	(47)
Non-interest expenses:
Total operating expenses	619	551	519	68	12	32	6
Acquired intangible assets impairment and amortization expense	66	8	—	58	725	8	100
Restructuring expenses	—	—	1	—	—	(1)	(100)
Total non-interest expenses	685	559	520	126	23	39	8
Income before income tax expense	778	631	1,540	147	23	(909)	(59)
Income tax expense	197	162	380	35	22	(218)	(57)
Net income	581	469	1,160	112	24	(691)	(60)
Preferred stock dividends	18	9	4	9	100	5	125
Net income attributable to SLM Corporation common stock	$564	$460	$1,156	$104	23%	$(696)	(60)%
Basic earnings per common share	$2.44	$1.78	$3.67	$0.66	37%	$(1.89)	(51)%
Diluted earnings per common share	$2.41	$1.76	$3.61	$0.65	37%	$(1.85)	(51)%
Declared dividends per common share	$0.44	$0.44	$0.20	$—	—%	$0.24	120%

2023 Form 10-K — SLM CORPORATION 51

 GAAP Consolidated Earnings Summary
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
For the year ended December 31, 2023, net income was $581 million, or $2.41 diluted earnings per common share, compared with net income of $469 million, or $1.76 diluted earnings per common share, for the year ended December 31, 2022. The year-over-year increase was primarily attributable to less provisions for credit losses and an increase in total net interest income and other income, which were offset by decreases in gains on sales of loans, net, and higher operating expenses.
The primary contributors to each of the identified drivers of change in net income for the current year period compared with the year-ago period are as follows:
•Net interest income in 2023 increased by $73 million compared with the year-ago period primarily due to a $375 million increase in average Private Education Loans and FFELP Loans outstanding and a 19-basis point increase in our net interest margin. Our net interest margin increased in the current period from the year-ago period because of the dramatic increase in interest rates over the past year. When interest rates rise, the yield on our interest-earning assets typically increases faster than our cost of funds. As such, as rates increased in 2023, we saw our net interest margin increase.
•Provision for credit losses in 2023 was $345 million, compared with $633 million in the year-ago period. During 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were partially offset by $205 million in negative provisions recorded as a result of the approximately $3.15 billion in Private Education Loan sales during 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery process). In the year-ago period, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.34 billion in Private Education Loans sold in 2022 and the adoption of a new loss model that included a reduction in the long-term estimate of losses after the reasonable and supportable period. Management overlays increased in 2022 due to several factors, including additional provisions for our expectation of higher future loan losses related to the previously announced credit administration practices changes we implemented in 2021, “gap year” loans, a shortage and lack of tenured collections staff, and other operational challenges we experienced in 2022.
•Gains on sales of loans, net, were $160 million in 2023, compared with $328 million in the year-ago period. The decrease in gains on sales of loans was primarily the result of selling approximately $3.15 billion of Private Education Loans in 2023, compared with the sale of approximately $3.34 billion of Private Education Loans in the year-ago period, and lower sales premiums received in 2023 compared to the year-ago period, which were attributable to higher interest rates in 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $4 million loss on the sale in 2023.
•Gains (losses) on securities, net, were $3 million in gains in 2023, compared with a net loss of $60 million in the year-ago period. The gains on securities, net, in 2023 were related to the changes in mark-to-fair value of our trading investments. During 2022, we determined that an investment in non-marketable equity securities was impaired. As such, we wrote down the value by $60 million in 2022 based upon an estimate of the value of these securities.
•Other income was $84 million in 2023, compared with $67 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $13 million increase in third-party servicing fees from the year-ago period and a $2 million increase in Private Education Loan late fees compared with the year-ago period.
•For the year ended December 31, 2023, total operating expenses were $619 million, compared with $551 million in the year-ago period. The increase in total operating expenses was primarily driven by higher personnel costs, initiative spending, and higher FDIC assessment fees, which were partially offset by lower Credit Card portfolio expenses as a result of the sale of the portfolio.
•In 2023, we recorded $66 million in impairment and amortization of acquired intangible assets, compared with $8 million in the year-ago period. During the fourth quarter of 2023, we recorded an impairment of $56 million as a result of a write-down of the value of the Nitro trade name and trademarks intangible assets. This write-down occurred because we plan to discontinue the use of the Nitro trade name and trademarks in 2024 and transition the related branding to the Sallie and Sallie Mae brands and platforms. In 2023, we recorded $10 million in amortization expense of acquired intangible assets, compared to $8 million in the year-ago period. The increase
52 SLM CORPORATION — 2023 Form 10-K

in amortization expense is related to our acquisition of several key assets of Scholly in the third quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K.
•Income tax expense for the year ended December 31, 2023 was $197 million, compared with $162 million in the year-ago period. The effective tax rate decreased in 2023 to 25.3 percent from 25.6 percent in the year-ago period. The decrease in the effective rate for 2023 was primarily attributable to an increase in tax credits utilized in the year.

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
The primary contributors to each of the identified drivers of change in net income for 2022 compared with 2021 are as follows:
•Net interest income in 2022 increased by $94 million compared with 2021 primarily due to a 50-basis point increase in our net interest margin, which more than offset a $922 million reduction in average interest-earning assets. Our net interest margin increased in 2022 from 2021 because of a combination of factors, including an $855 million reduction in low-yielding average cash and other short-term investments, and a $367 million increase in average taxable securities. Historically, the yields on interest-earnings assets reprice more quickly than our cost of funds. As such, as rates increased in 2022, the yields on our interest-earning assets increased 111 basis points, while the cost of our interest-bearing liabilities only increased 63 basis points, compared with 2021. The higher level of cash and other short-term investments in 2021 was primarily the result of $4.2 billion in Private Education Loan sales that occurred in 2021.
•Provision for credit losses in 2022 was $633 million, compared with a negative provision of $33 million in 2021. During 2022, the provision for credit losses was primarily affected by new loan commitments made during the period, slower prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.34 billion in Private Education Loans sold in 2022, and the adoption of a new loss model that included a reduction in the long-term estimate of losses after the reasonable and supportable period. Management overlays increased in 2022 due to several factors, including additional provisions for our expectation of higher future loan losses related to the previously announced credit administration practices changes we implemented in 2021, “gap year” loans, a shortage and lack of tenured collections staff, and other operational challenges we experienced in 2022. “Gap year” loans refer to loans to borrowers who took a “gap year” during the COVID-19 pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher provision expense recorded in 2022 to cover the higher-than-expected losses. In 2021, the provision for credit losses was favorably affected by improved economic forecasts in 2021 and faster prepayments speeds. In addition, during the first quarter of 2021, we increased our estimates of future prepayment speeds during both the two-year reasonable and supportable period as well as the remaining term of the underlying loans. The faster estimated prepayment speeds reflected the significant improvement in economic forecasts as well as the implementation of an updated prepayment speed model in the first quarter of 2021.
•Gains on sales of loans, net, were $328 million in 2022, compared with $548 million in 2021. Higher interest rates in 2022 compared with 2021 resulted in the amount the buyers were willing to pay on our loans in 2022 to decrease compared with 2021. The decrease in gains on sales of loans, net, also was the result of $90 million less in Private Education Loan sales in 2022 when compared with 2021.
•Gains (losses) on securities, net, was a loss of $60 million in 2022, compared with a gain of $39 million in 2021. During 2022, we determined that an investment in non-marketable equity securities was impaired. As such, we wrote down the value based upon an estimate of the value of these securities. The gain recorded in 2021 was primarily the result of a $35 million increase in the valuation of the same non-marketable securities.
•Other income was $67 million in 2022, compared with $45 million in 2021. Other income in 2021 was negatively affected by a $5 million reduction in the tax indemnification receivable related to uncertain tax positions and by a $3 million loss from fees related to the redemption of $200 million of our 5.125 percent unsecured senior notes
2023 Form 10-K — SLM CORPORATION 53

due in April 2022. Also, in the year ended December 31, 2022, we recorded a $10 million increase in third-party servicing fees and a $4 million increase in Private Education Loan late fees versus 2021.
•For the year ended December 31, 2022, total operating expenses were $551 million, compared with $519 million in 2021. The increase in total operating expenses was primarily driven by transaction costs related to our acquisition of Nitro, higher personnel costs, and initiative spending.
•In 2022, we recorded $8 million in amortization of acquired intangible assets related to our acquisition of Nitro in the first quarter of 2022. For additional information, see Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K.
•Income tax expense for the year ended December 31, 2022 was $162 million, compared with $380 million in 2021. The effective tax rate increased in 2022 to 25.6 percent from 24.7 percent in 2021. The increase in the effective rate for 2022 was primarily due to an increase in the valuation allowance against future tax benefits, and lower-than-expected tax credits in 2022.
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
Non-GAAP “Core Earnings” are not a substitute for reported results under GAAP. We provide a non-GAAP “Core Earnings” basis of presentation because (i) earnings per share computed on a non-GAAP “Core Earnings” basis is one of several measures we utilize to evaluate management performance and allocate corporate resources, and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk, but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our non-GAAP “Core Earnings” basis of presentation differs from GAAP in the way it treats derivatives as described above.
The following table shows the amount in “Gains (losses) on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts. There were no gains (losses) on derivative and hedging activities in the year ended December 31, 2023.

54 SLM CORPORATION — 2023 Form 10-K

Years Ended December 31, (dollars in thousands)	2023	2022	2021

Unrealized gains (losses) on instruments not in a hedging relationship	$—	$(248)	$(23,216)
Interest reclassification	—	243	23,360
Gains on derivatives and hedging activities, net	$—	$(5)	$144

The following table reflects adjustments associated with our derivative activities.

Years Ended December 31, (dollars in thousands, except per share amounts)	2023	2022	2021

Non-GAAP “Core Earnings” adjustments to GAAP:
GAAP net income	$581,391	$469,014	$1,160,513
Preferred stock dividends	17,705	9,029	4,736
GAAP net income attributable to SLM Corporation common stock	$563,686	$459,985	$1,155,777

Adjustments:
Net impact of derivative accounting(1)	—	248	23,216
Net tax expense(2)	—	60	5,615
Total non-GAAP “Core Earnings” adjustments to GAAP	—	188	17,601
Non-GAAP “Core Earnings” attributable to SLM Corporation common stock	$563,686	$460,173	$1,173,378

GAAP diluted earnings per common share	$2.41	$1.76	$3.61
Derivative adjustments, net of tax	—	—	0.06
Non-GAAP “Core Earnings” diluted earnings per common share	$2.41	$1.76	$3.67

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

2023 Form 10-K — SLM CORPORATION 55

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

Years ended December 31, (dollars in thousands)	2023		2022		2021
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,039,701	10.86%	$20,576,737	9.14%	$20,968,061	8.25%
FFELP Loans	574,218	7.19	662,194	4.62	718,186	3.43
Credit Cards	11,096	14.02	28,547	5.10	14,982	4.67
Taxable securities	2,543,586	2.00	2,509,215	1.41	2,142,025	0.65
Cash and other short-term investments	4,215,164	5.09	4,284,442	1.93	5,139,731	0.14
Total interest-earning assets	28,383,765	9.13%	28,061,135	7.24%	28,982,985	6.13%

Non-interest-earning assets	301,749		605,447		636,691

Total assets	$28,685,514		$28,666,582		$29,619,676

Average Liabilities and Equity
Brokered deposits	$9,803,802	3.29%	$9,871,787	1.95%	$11,015,170	1.35%
Retail and other deposits	11,605,215	4.40	11,109,675	1.65	10,540,170	0.70
Other interest-bearing liabilities(1)	5,366,365	3.66	5,517,489	3.03	5,390,098	2.94
Total interest-bearing liabilities	26,775,382	3.85%	26,498,951	2.05%	26,945,438	1.42%

Non-interest-bearing liabilities	83,895		107,611		279,344
Equity	1,826,237		2,060,020		2,394,894
Total liabilities and equity	$28,685,514		$28,666,582		$29,619,676

Net interest margin		5.50%		5.31%		4.81%

(1) Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

56 SLM CORPORATION — 2023 Form 10-K

Rate/Volume Analysis - GAAP
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

Years Ended December 31, (dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2023 vs. 2022
Interest income	$560,723	$537,107	$23,616
Interest expense	487,291	481,570	5,721
Net interest income	$73,432	$56,165	$17,267

2022 vs. 2021
Interest income	$254,736	$312,781	$(58,045)
Interest expense	160,721	167,154	(6,433)
Net interest income	$94,015	$139,455	$(45,440)

(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,997,092	$57	$3,997,149
Grace, repayment and other(2)	17,028,752	537,344	17,566,096
Total, gross	21,025,844	537,401	21,563,245
Deferred origination costs and unamortized premium/(discount)	81,554	1,330	82,884
Allowance for credit losses	(1,335,105)	(4,667)	(1,339,772)
Total loans held for investment portfolio, net	$19,772,293	$534,064	$20,306,357

% of total	97%	3%	100%
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

2023 Form 10-K — SLM CORPORATION 57

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

58 SLM CORPORATION — 2023 Form 10-K

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

(1) Loans for customers still attending school and who are not yet required to make payments on the loans. At December 31, 2020, the loans in the “in-school” category include $254 million of Private Education Loans whose borrowers did not return to school in the fall of 2020 because of the COVID-19 pandemic, or other reasons, and who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were then not required to make any payments. For further discussion, see “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool .”

(2) At December 31, 2020, the loans in the “grace, repayment and other” category include (a) $147 million of Private Education Loans whose borrowers were in a grace or deferred status and who did not return to school in the fall of 2020, who received an extension of time from us to re-enroll before beginning their grace period and, therefore, were not then required to make any payments, and (b) $639 million of Private Education Loans whose borrowers were in a forbearance or repayment status and who did not return to school in the fall of 2020 and who then received an extension of time from us to re-enroll before beginning their grace period. For further discussion, see “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool .”

(3) Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).

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

2023 Form 10-K — SLM CORPORATION 59

Average Loans Held for Investment Balances (net of unamortized premium/discount)

Years Ended December 31, (dollars in thousands)	2023		2022		2021
Private Education Loans	$21,039,701	97%	$20,576,737	97%	$20,968,061	97%
FFELP Loans	574,218	3	662,194	3	718,186	3
Credit Cards(1)	—	—	—	—	14,982	—
Total portfolio	$21,613,919	100%	$21,238,931	100%	$21,701,229	100%

(1) Credit Card loans were transferred to loans held-for-sale at September 30, 2022 and subsequently sold in May 2023.

Loans Held for Investment, Net — Activity

Year Ended December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	5,760,434	—	5,760,434
Variable-rate	665,987	—	665,987
Total acquisitions and originations	6,426,421	—	6,426,421
Capitalized interest and deferred origination cost premium amortization	597,480	22,584	620,064
Sales	(2,938,616)	—	(2,938,616)
Loan consolidations to third parties	(975,889)	(32,855)	(1,008,744)
Allowance	18,526	(1,223)	17,303
Repayments and other	(2,375,342)	(61,597)	(2,436,939)
Ending balance	$19,772,293	$534,064	$20,306,357

Year Ended December 31, 2022 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$19,625,374	$692,954	$22,955	$20,341,283
Acquisitions and originations:
Fixed-rate	4,189,269	—	—	4,189,269
Variable-rate	1,809,301	—	82,819	1,892,120
Total acquisitions and originations	5,998,570	—	82,819	6,081,389
Capitalized interest and deferred origination cost premium amortization	550,474	24,642	(195)	574,921
Sales	(3,136,302)	—	—	(3,136,302)
Loan consolidations to third parties	(1,384,950)	(61,529)	—	(1,446,479)
Allowance	(194,654)	633	2,281	(191,740)
Transfer to loans held-for-sale	—	—	(28,905)	(28,905)
Repayments and other	(2,438,799)	(49,545)	(78,955)	(2,567,299)
Ending balance	$19,019,713	$607,155	$—	$19,626,868

60 SLM CORPORATION — 2023 Form 10-K

Year Ended December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment, net
Beginning balance	$18,436,968	$735,208	$10,967	$19,183,143
Acquisitions and originations:
Fixed-rate	3,027,440	—	—	3,027,440
Variable-rate	2,421,082	—	63,323	2,484,405
Total acquisitions and originations	5,448,522	—	63,323	5,511,845
Capitalized interest and deferred origination cost premium amortization	597,416	27,252	(323)	624,345
Sales	(1,138,726)	—	—	(1,138,726)
Loan consolidations to third parties	(1,583,691)	(27,031)	—	(1,610,722)
Allowance	196,868	300	(780)	196,388
Transfer from loans held-for-sale	25,040	—	—	25,040
Repayments and other	(2,357,023)	(42,775)	(50,232)	(2,450,030)
Ending balance	$19,625,374	$692,954	$22,955	$20,341,283

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at December 31, 2023 decreased by 0.6 percent compared with December 31, 2022, and now totals 43 percent of our Private Education Loans held for investment portfolio at December 31, 2023. The balance of loans held for investment in full principal and interest repayment status was affected in 2023 and 2022 by loan sales.
“Loan consolidations to third parties” for the year ended December 31, 2023 total 11.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at December 31, 2023, or 4.9 percent of our total Private Education Loans held for investment portfolio at December 31, 2023, compared with the year-ago period of 16.2 percent of our Private Education Loan held for investment portfolio in full principal and interest repayment status, or 7.3 percent of our total Private Education Loans held for investment portfolio, respectively. The decrease in consolidations is attributable to higher interest rates in 2023 that made it less competitive for consolidators.
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

2023 Form 10-K — SLM CORPORATION 61

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

Years Ended December 31, (dollars in thousands)	2023	%	2022	%	2021	%
Smart Option - interest only(1)	$1,166,442	18%	$1,146,365	19%	$1,128,176	21%
Smart Option - fixed pay(1)	2,121,112	33	1,950,048	33	1,685,519	31
Smart Option - deferred(1)	2,584,545	41	2,330,719	39	1,996,461	36
Graduate Loan(2)	511,193	8	516,877	8	525,050	10
Parent Loan(3)	38	—	30,515	1	87,325	2
Total Private Education Loan originations	$6,383,330	100%	$5,974,524	100%	$5,422,531	100%

Percentage of loans with a cosigner	87.5%		86.0%		86.2%
Average FICO at approval(4)	748		747		750

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for a further discussion.
(2) For the year ended December 31, 2023, the Graduate Loan originations include $29.4 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2022, the Graduate Loan originations include $1.8 million of Parent Loans and $29.1 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2021, the Graduate Loan originations include $5.8 million of Parent Loans and $24.4 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.

Private Education Loan Maturities
The following table summarizes the remaining maturities of our Private Education Loan portfolio.

As of December 31, 2023 (dollars in thousands)	One year or less	After one year to five years	After five years to 15 years	After 15 years	Total
Fixed-rate	$7,781	$332,489	$7,197,507	$6,448,014	$13,985,791
Variable-rate	23,535	620,602	4,602,806	1,793,110	7,040,053
Total Private Education Loans, gross	$31,316	$953,091	$11,800,313	$8,241,124	$21,025,844

62 SLM CORPORATION — 2023 Form 10-K

Allowance for Credit Losses

Allowance for Credit Losses Activity

Years Ended December 31, (dollars in thousands)	2023			2022
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,353,631	$3,444	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	320,237	—	320,237	344,310	—	—	344,310
Less:
Charge-offs	(420,095)	(1,001)	(421,096)	(427,416)	(613)	(3,215)	(431,244)
Plus:
Recoveries	46,368	—	46,368	41,737	—	5	41,742
Provisions for credit losses:
Provision, current period	240,347	2,224	242,571	410,254	(20)	3,301	413,535
Loan sale reduction to provision	(205,383)	—	(205,383)	(174,231)	—	—	(174,231)
Loans transferred (to) from held-for-sale	—	—	—	—	—	(2,372)	(2,372)
Total provisions for credit losses(2)	34,964	2,224	37,188	236,023	(20)	929	236,932
Ending balance	$1,335,105	$4,667	$1,339,772	$1,353,631	$3,444	$—	$1,357,075

(1)  See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  For the years ended December 31, 2023 and 2022, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Years Ended December 31, (dollars in thousands)	2023	2022
Private Education Loan provisions for credit losses:
Provisions for loan losses	$34,964	$236,023
Provisions for unfunded loan commitments	308,275	396,521
Total Private Education Loan provisions for credit losses	343,239	632,544

Other impacts to the provisions for credit losses:
FFELP Loans	2,224	(20)
Credit Cards	—	929
Total	2,224	909
Provisions for credit losses reported in consolidated statements of income	$345,463	$633,453

2023 Form 10-K — SLM CORPORATION 63

	2021				2020
Years Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723	$374,300	$1,633	$65,877	$102	$441,912
Day 1 adjustment for adoption of CECL	—	—	—	—	1,060,830	2,852	79,183	188	1,143,053
Balance at January 1	1,355,844	4,378	1,501	1,361,723	1,435,130	4,485	145,060	290	1,584,965

Transfer from unfunded commitment liability(1)	301,655	—	—	301,655	320,808	—	—	—	320,808
Less:
Charge-offs	(229,591)	(321)	(356)	(230,268)	(205,326)	(519)	(39,079)	(119)	(245,043)
Loan sales(2)	—	—	—	—	—	—	(108,534)	—	(108,534)
Plus:
Recoveries	29,494	—	12	29,506	24,021	—	4,984	2	29,007
Provisions for credit losses:
Provision, current period	(233,852)	20	1,124	(232,708)	148,673	412	40,485	1,328	190,898
Loan sale reduction to provision	(66,460)	—	—	(66,460)	(161,793)	—	(42,916)	—	(204,709)
Loans transferred (to) from held-for-sale	1,887	—	—	1,887	(205,669)	—	—	—	(205,669)
Total provisions for credit losses(3)	(298,425)	20	1,124	(297,281)	(218,789)	412	(2,431)	1,328	(219,480)
Ending balance	$1,158,977	$4,077	$2,281	$1,165,335	$1,355,844	$4,378	$—	$1,501	$1,361,723
(1)  See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Represents fair value adjustments on loans sold.
(3)  For the years ended December 31, 2021 and 2020, below is a reconciliation of the provision for credit losses reported in the consolidated statements of income. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Years Ended December 31, (dollars in thousands)	2021	2020
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(298,425)	$(218,789)
Provisions for unfunded loan commitments	264,324	312,613
Total Private Education Loan provisions for credit losses	(34,101)	93,824
Other impacts to the provisions for credit losses:
Personal Loans	—	(2,431)
FFELP Loans	20	412
Credit Cards	1,124	1,328
Total	1,144	(691)
Provisions for credit losses reported in consolidated statements of income	$(32,957)	93,133
64 SLM CORPORATION — 2023 Form 10-K

	2019
Year Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Personal Loans	Credit Cards	Total Portfolio
Beginning balance	$277,943	$977	$62,201	$—	$341,121
Less:
Charge-offs	(208,978)	(822)	(74,313)	(1)	(284,114)
Plus:
Recoveries	25,765	—	5,206	—	30,971
Total provisions for credit losses	279,570	1,478	72,783	103	353,934
Ending balance	$374,300	$1,633	$65,877	$102	$441,912

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2023, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 43 percent of our total Private Education Loans held for investment portfolio at December 31, 2023, compared with 45 percent at December 31, 2022.
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

2023 Form 10-K — SLM CORPORATION 65

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2023		2022		2021
As of December 31, (dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,291,991		$4,895,053		$4,904,414
Loans in forbearance(2)	324,039		279,085		301,237
Loans in repayment and percentage of each status:
Loans current	14,809,271	96.1%	14,559,347	96.2%	15,005,773	96.7%
Loans delinquent 30-59 days(3)	298,751	1.9	287,308	1.9	308,559	2.0
Loans delinquent 60-89 days(3)	151,017	1.0	147,505	1.0	116,947	0.8
Loans 90 days or greater past due(3)	150,775	1.0	135,390	0.9	79,933	0.5
Total Private Education Loans in repayment	15,409,814	100.0%	15,129,550	100.0%	15,511,212	100.0%
Total Private Education Loans, gross	21,025,844		20,303,688		20,716,863
Private Education Loans deferred origination costs and unamortized premium/(discount)	81,554		69,656		67,488
Total Private Education Loans	21,107,398		20,373,344		20,784,351
Private Education Loans allowance for losses	(1,335,105)		(1,353,631)		(1,158,977)
Private Education Loans, net	$19,772,293		$19,019,713		$19,625,374

Percentage of Private Education Loans in repayment		73.3%		74.5%		74.9%

Delinquencies as a percentage of Private Education Loans in repayment		3.9%		3.8%		3.3%

Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance		2.1%		1.8%		1.9%

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

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.9 percent at December 31, 2023 from 3.8 percent at December 31, 2022, and the forbearance rate increased to 2.1 percent at December 31, 2023 from 1.8 percent at December 31, 2022. The increase in delinquencies in 2023 compared with 2022 was primarily attributable to new loan modification programs initiated in the fourth quarter of 2023 that require borrowers to remain in their respective delinquency buckets until three consecutive payments are made under the modified loan terms before being brought current. The increase in delinquencies and reduction in forbearance at December 31, 2022, compared with 2021, were due to a combination of factors, including our new credit administration practices changes that imposed additional requirements for those borrowers requesting forbearance, operational challenges in 2022, including a shortage and lack of tenured collections staff, and the cessation of the use of disaster forbearance related to COVID-19. We stopped providing COVID-19 related disaster forbearances in June 2021. See additional discussion in “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool.”
66 SLM CORPORATION — 2023 Form 10-K

The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

Years Ended December 31, (dollars in thousands)	2023	2022	2021	2020	2019
Beginning balance	$1,353,631	$1,158,977	$1,355,844	$374,300	$277,943
Day 1 adjustment for adoption of CECL	—	—	—	1,060,830	—
Balance at January 1	1,353,631	1,158,977	1,355,844	1,435,130	277,943
Transfer from unfunded commitment liability(1)	320,237	344,310	301,655	320,808	—
Provision for credit losses:
Provision, current period	240,347	410,254	(233,852)	148,673	279,570
Loan sale reduction to provision	(205,383)	(174,231)	(66,460)	(161,793)	—
Loans transferred (to) from held-for-sale	—	—	1,887	(205,669)	—
Total provision	34,964	236,023	(298,425)	(218,789)	279,570
Net charge-offs:
Charge-offs	(420,095)	(427,416)	(229,591)	(205,326)	(208,978)
Recoveries	46,368	41,737	29,494	24,021	25,765
Net charge-offs	(373,727)	(385,679)	(200,097)	(181,305)	(183,213)
Ending Balance	$1,335,105	$1,353,631	$1,158,977	$1,355,844	$374,300

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(2)	6.01%	6.37%	5.35%	6.55%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)(4)	8.43%	8.76%	7.32%	9.28%	—%
Allowance coverage of net charge-offs	3.57	3.51	5.79	7.48	2.04
Net charge-offs as a percentage of average loans in repayment(3)	2.44%	2.55%	1.33%	1.17%	1.17%
Delinquencies as a percentage of ending loans in repayment(3)	3.90%	3.77%	3.26%	2.84%	2.81%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(3)	2.06%	1.81%	1.91%	4.32%	4.08%
Ending total loans, gross	$21,025,844	$20,303,688	$20,716,863	$19,729,337	$23,189,591
Average loans in repayment(3)	$15,310,934	$15,103,123	$15,019,869	$15,518,851	$15,605,927
Ending loans in repayment(3)	$15,409,814	$15,129,550	$15,511,212	$14,304,821	$16,787,670
Accrued interest to be capitalized(2)	$1,203,357	$936,837	$947,391	$973,201	$—
Accrued interest to be capitalized on loans in repayment(2)(4)	$435,807	$324,384	$312,537	$308,655	$—
(1)    See Notes to Consolidated Financial Statements, Note 8, “Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Related metrics and ending balances for the year ended December 31, 2019 are not available, as CECL had not yet been adopted, and the allowance for credit losses only covered expected losses over the next twelve months.
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
Charge-offs decreased in the year ending December 31, 2023 compared with the year-ago period because of a combination of factors, including improved staffing levels and new loan modification programs. In the fourth quarter of 2022, we charged off $13 million of delinquent loans that had received certain grants of forbearance under previous credit administration practices (which have been discontinued) and which were classified as a loss and charged off prior to their reaching 120 days delinquent. Also contributing to the increase in the full-year 2022 charge-offs compared with 2021 were $59 million in losses on loans whose borrowers took a “gap year” during the pandemic. “Gap year” loans refer to loans to
2023 Form 10-K — SLM CORPORATION 67

borrowers who took a “gap year” during the COVID-19 pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher charge-offs in 2022.
Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
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
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced certain changes to our credit administration practices, including the imposition of limits on the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted.
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
68 SLM CORPORATION — 2023 Form 10-K

number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
We also offer rate and term modifications to customers experiencing more severe hardship. In the fourth quarter of 2023, we developed additional modification programs tailored to the financial condition of individual borrowers. Pursuant to these additional modification programs, for our borrowers experiencing the most severe financial conditions, we currently may reduce the contractual interest rate on a loan to as low as 2.0 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Other borrowers experiencing severe hardship may not require as much assistance, however, given their circumstances. In those instances, we may reduce the contractual interest rate on a loan to a rate greater than 2.0 percent, and up to 8.0 percent, for a temporary period of two to four years, and in some instances may also permanently extend the final maturity of the loan.
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. We believe by tailoring the modification programs to the borrower’s current financial condition and not having a one size fits all approach, we increase the likelihood the borrower will be able to make the modified payments and avoid default. This approach of giving different interest rate reductions to different borrowers experiencing more severe hardship also helps us better manage the overall assistance we provide to borrowers. We currently limit the granting of a permanent extension of the final maturity date of a loan under our loan modification programs to one time over the life of the loan. We also currently permit two consecutive rate reductions so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We also now limit the number of interest rate reductions to twice over the life of the loan.
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, we expect that the credit administration practices described above, including the changes we implemented in 2021, will accelerate periodic defaults and will increase periodic defaults in our Private Education Loan held for investment portfolio. For 2021, we increased our allowance for credit losses as a result of the new credit administration practices. In 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflected our estimate that the elevated default rates experienced in the latter half of 2022 that continued into 2023 would eventually decline over time. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., GRP and rate modifications), the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies, and implementation of potential new risk mitigation and collection strategies.
We expect to learn more about how our borrowers are reacting to changes in our credit administration practices and, as we analyze such reactions, we will continue to refine our estimates of the impact of those changes on our allowance for credit losses.
As discussed above, we will continue to monitor our credit administration practices and may modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2023, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of loans in repayment and forbearance were 1.6 percent. Approximately 76 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.
2023 Form 10-K — SLM CORPORATION 69

As of December 31, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,292	$5,292
Loans in forbearance	190	55	31	20	28	—	324
Loans in repayment - current	4,129	3,529	2,183	1,472	3,496	—	14,809
Loans in repayment - delinquent 30-59 days	81	56	45	33	84	—	299
Loans in repayment - delinquent 60-89 days	40	29	24	17	41	—	151
Loans in repayment - 90 days or greater past due	42	28	23	16	42	—	151
Total	$4,482	$3,697	$2,306	$1,558	$3,691	$5,292	21,026
Deferred origination costs and unamortized premium/(discount)							81
Allowance for credit losses							(1,335)
Total Private Education Loans, net							$19,772

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.21%	0.35%	0.19%	0.13%	0.18%	—%	2.06%

As of December 31, 2022 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,895	$4,895
Loans in forbearance	165	43	26	19	26	—	279
Loans in repayment - current	4,131	3,393	2,129	1,603	3,303	—	14,559
Loans in repayment - delinquent 30-59 days	80	58	44	31	74	—	287
Loans in repayment - delinquent 60-89 days	43	30	20	17	38	—	148
Loans in repayment - 90 days or greater past due	41	27	20	14	34	—	136
Total	$4,460	$3,551	$2,239	$1,684	$3,475	$4,895	20,304
Deferred origination costs and unamortized premium/(discount)							70
Allowance for credit losses							(1,354)
Total Private Education Loans, net							$19,020

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.07%	0.28%	0.17%	0.12%	0.17%	—%	1.81%

70 SLM CORPORATION — 2023 Form 10-K

As of December 31, 2021 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,904	$4,904
Loans in forbearance	180	44	30	21	26	—	301
Loans in repayment - current	4,234	3,405	2,424	1,671	3,272	—	15,006
Loans in repayment - delinquent 30-59 days	125	54	41	29	60	—	309
Loans in repayment - delinquent 60-89 days	38	25	17	13	24	—	117
Loans in repayment - 90 days or greater past due	26	18	12	9	15	—	80
Total	$4,603	$3,546	$2,524	$1,743	$3,397	$4,904	20,717
Deferred origination costs and unamortized premium/(discount)							67
Allowance for credit losses							(1,159)
Total Private Education Loans, net							$19,625

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.14%	0.28%	0.20%	0.13%	0.16%	—%	1.91%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type for the years ended December 31, 2023 and 2022.

As of December 31, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$211,123	$206,343	$13,747,153	$2,066	$1,243,129	$15,409,814
$ in total	$301,265	$207,448	$18,764,200	$2,117	$1,750,814	$21,025,844

As of December 31, 2022 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$216,513	$261,316	$13,599,750	$4,565	$1,047,406	$15,129,550
$ in total	$308,884	$262,602	$18,218,925	$4,602	$1,508,675	$20,303,688

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

2023 Form 10-K — SLM CORPORATION 71

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

	Private Education Loans
	Accrued Interest Receivable
(dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)
December 31, 2023	$1,354,565	$8,373	$9,897
December 31, 2022	$1,177,562	$6,609	$8,121
December 31, 2021	$1,187,123	$3,635	$4,937
December 31, 2020	$1,168,895	$4,354	$4,467
December 31, 2019	$1,366,158	$2,390	$5,309
(1) The allowance for uncollectible interest at December 31, 2023, 2022, 2021, and 2020 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at December 31, 2023, 2022, 2021, and 2020, relates to $151 million, $240 million, $240 million, and $196 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.2 billion, $937 million, $947 million, and $973 million, respectively, at December 31, 2023, 2022, 2021, and 2020) is/was reserved for in the allowance for credit losses. Related ending balances for the year ended December 31, 2019 are not available, as CECL had not yet been adopted, and the allowance for uncollectible losses only covered expected losses over the next twelve months.
72 SLM CORPORATION — 2023 Form 10-K

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
Interest-bearing deposits as of December 31, 2023 and December 31, 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”), and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion and $8.0 billion of our deposit total as of December 31, 2023 and December 31, 2022, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
At December 31, 2023 and December 31, 2022, our sources of liquidity included liquid investments with unrealized losses of $128.9 million and $184.5 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and marketable investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. By early 2020 and continuing through 2023, we held a significant liquidity buffer of cash and securities, which we expect to maintain through 2024. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

As of December 31, (dollars in thousands)	2023	2022	2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,224	$—	$2,588
Sallie Mae Bank(1)	4,146,614	4,617,533	4,332,015
Available-for-sale investments	1,988,295	2,012,901	2,325,711
Total unrestricted cash and liquid investments	$6,138,133	$6,630,434	$6,660,314

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
2023 Form 10-K — SLM CORPORATION 73

Average Balances

Years Ended December 31, (dollars in thousands)	2023	2022	2021
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$6,827	$7,954	$3,739
Sallie Mae Bank(1)	4,014,444	4,080,312	4,934,506
Available-for-sale investments	1,975,754	2,230,118	1,953,154
Total unrestricted cash and liquid investments	$5,997,025	$6,318,384	$6,891,399

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

As of December 31, (dollars in thousands)	2023	2022
Deposits - interest bearing	$21,651,657	$21,446,647
Deposits - non-interest bearing	1,531	1,424
Total deposits	$21,653,188	$21,448,071

Our total deposits of $21.7 billion were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits at December 31, 2023, compared with total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest bearing deposits as of December 31, 2023 and 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion of our deposit total as of December 31, 2023, compared with $8.0 billion at December 31, 2022.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $12 million, $13 million, and $16 million in the years ended December 31, 2023, 2022, and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $8 million, $13 million, and $13 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Interest bearing deposits at December 31, 2023 and 2022 are summarized as follows:

	2023		2022
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,258,292	4.85%	$10,977,242	3.75%
Savings	945,000	4.35	982,586	3.15
Certificates of deposit	10,448,365	3.69	9,486,819	2.57
Deposits - interest bearing	$21,651,657		$21,446,647
(1) Includes the effect of interest rate swaps in effective hedge relationships.

74 SLM CORPORATION — 2023 Form 10-K

As of December 31, 2023 and 2022, there were $478 million and $615 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $91 million and $59 million at December 31, 2023 and 2022, respectively.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.9 billion at December 31, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2023 was $(40) million and $(4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2023 and 2022, we had a net positive exposure (derivative gain positions to us, less collateral held by us, and plus collateral posted with counterparties) related to derivatives of $9 million and $12 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2023.

As of December 31, 2023 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$8,858
Exposure to counterparties with credit ratings, net of collateral	$8,858
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%
2023 Form 10-K — SLM CORPORATION 75

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
We believe that current and projected capital levels are appropriate for 2024. As of December 31, 2023, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel III regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank’s capital requirements or the calculation of its capital ratios.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1 of 2023 and 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2024, an additional 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased-in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our
76 SLM CORPORATION — 2023 Form 10-K

deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.

At December 31, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At December 31, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $115 million and $160 million, net of tax of $37 million and $52 million, respectively. The capital ratios would remain above the U.S. Basel III well capitalized thresholds if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3) For December 31, 2023 and 2022, the actual amounts and the actual ratios include the respective adjusted transition amounts discussed above that were phased in at the beginning of 2023 and 2022.
2023 Form 10-K — SLM CORPORATION 77

Dividends
The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $550 million, $700 million, and $1.4 billion in dividends to the Company for the years ended December 31, 2023, 2022, and 2021, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. See Part I, Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank — Dividends and Share Repurchase Programs,” regarding the expectation that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See also Part I, Item 1A. “Risk Factors — General Risks” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2023 and 2022. For additional information, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in this Form 10-K.

	2023			2022
As of December 31, (dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$992,200	$992,200	$—	$988,986	$988,986
Total unsecured borrowings	—	992,200	992,200	—	988,986	988,986

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,585,254	3,585,254	—	3,462,363	3,462,363
Variable-rate	—	650,058	650,058	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,235,312	4,235,312	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,235,312	4,235,312	—	4,246,128	4,246,128
Total	$—	$5,227,512	$5,227,512	$—	$5,235,114	$5,235,114

Short-term Borrowings
Secured Financings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both December 31, 2023 and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in this Form 10-K.
78 SLM CORPORATION — 2023 Form 10-K

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
Long-term Borrowings
Unsecured Debt
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2023, the outstanding balance was $497 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2023, the outstanding balance was $495 million.
Secured Financings
2023 Transactions
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent. On December 31, 2023, $591 million of our Private Education Loans, including $551 million of principal and $40 million in capitalized interest, were encumbered because of this transaction.
On August 16, 2023, we executed our $568 million SMB Private Education Loan Trust 2023-C term ABS transaction, which was accounted for as a secured financing. We sold $568 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $568 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.93 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.69 percent. On December 31, 2023, $620 million of our Private Education Loans, including $579 million of principal and $41 million in capitalized interest, were encumbered because of this transaction.
2022 Transactions
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. At December 31, 2023, $543 million of our Private Education Loans, including $513 million of principal and $30 million in capitalized interest, were encumbered because of this transaction.
Pre-2022 Transactions
Prior to 2022, we executed a total of $9.81 billion in ABS transactions that were accounted for as secured financings. At December 31, 2023, $4.02 billion of our Private Education Loans, including $3.90 billion of principal and $128 million in capitalized interest, were encumbered as a result of these transactions.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2023 and 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2023 and December 31, 2022, the value of our pledged collateral at the FRB was $1.6 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2023 and 2022.
2023 Form 10-K — SLM CORPORATION 79

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At December 31, 2023, we had $2.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2023/2024 academic year. At December 31, 2023, we had a $113 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments.
Contractual Cash Obligations
In addition to our contractual loan commitments, we have certain other contractual cash obligations and commitments. This includes contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, and lease obligations. Our material contractual cash obligations relate to Bank deposits. At December 31, 2023, we had $5.1 billion of principal obligations related to Bank deposits due in the next year, and $11.0 billion thereafter. At December 31, 2023, our contractual cash obligations due in the next year for secured borrowings and lease obligations were $724 million and $7 million, respectively, and our contractual cash obligations due thereafter for our secured borrowings, unsecured debt, and lease obligations were $3.5 billion, $1.0 billion, and $31 million, respectively.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2023, 220 million shares were issued and outstanding and 36 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 14, “Stockholders’ Equity” in this Form 10-K for additional details.
Arrangements with Navient Corporation
In connection with the Spin-Off, we entered into the Separation and Distribution Agreement. We also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for our relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement, and a master sublease agreement. The majority of these agreements were transitional in nature with most having terms that have expired. In the case of the loan servicing and administration agreement for those FFELP Loans that we hold and Navient services for us, the agreement is scheduled to expire or be renewed by the end of 2026.

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
80 SLM CORPORATION — 2023 Form 10-K

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

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2023, the remaining balance of the indemnification receivable related to those uncertain tax positions was zero.

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

2023 Form 10-K — SLM CORPORATION 81

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” in this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective, or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates, and assumptions relate to the following critical accounting policies that are discussed in more detail below.
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
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical loss conditions. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These qualitative factors include, but are not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
82 SLM CORPORATION — 2023 Form 10-K

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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.

Management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in servicing policies, collection administration practices, state law changes that could impact servicing and collection practices, and observed differences between forecasted and actual results. In the fourth quarter of 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflected our estimate that the elevated default rates experienced in the latter half of 2022 would continue into 2023 and then decline over time. This estimate of future losses, like other aspects of our estimate of current expected credit losses, is susceptible to significant changes.
Of the model inputs outlined above, economic forecasts, weighting of economic forecasts, prepayments speeds, and recovery rates are subject to estimation uncertainty, and changes in these inputs could have a material impact to our allowance for credit losses and the related provision for credit losses.
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, retail sales, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we included forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At December 31, 2021, December 31, 2022, and December 31, 2023, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
In 2023, we experienced slower prepayment rates due to the rising interest rate environment. Historically, when rates rise loan prepayments and consolidation activity by third parties decline, and when rates decline loan prepayments and consolidation activity increase. During 2023, our estimates of future prepayment speeds reflect the current interest rate environment and future expectations of increased prepayment speeds in line with market expectations of a decline in interest rates based on the scenarios produced by Moody's Analytics described above. Slower prepayment speeds increase the allowance for credit losses because the loss rates applied in the future periods are applied to higher loan balances. We experienced higher prepayments during the COVID-19 pandemic, when unemployment rates were elevated, than we would have expected based upon our experience during past financial crises. As a result, during 2021 we increased our estimate of prepayment speeds to reflect higher short-term and long-term prepayment experience, which had a beneficial impact on the allowance for credit losses at that time.

2023 Form 10-K — SLM CORPORATION 83

A 100-basis point increase or decrease in the following inputs to the CECL loss model is estimated to change the allowance as follows:

	Estimated Increase (Decrease) to the Allowance for Credit Losses(1)
(Dollars in millions)	+100 Basis Points	-100 Basis Points

College graduate unemployment rate(2)	$62,135	$(85,010)
Prepayment speeds(2)	(16,453)	16,528
Recovery rates(3)	(17,402)	17,402
(1) Based on our Private Education Loan Portfolio at December 31, 2023.
(2)The estimated impacts of changes were calculated for the two-year reasonable and supportable period, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods will not change.
(3)The estimated change in the recovery rate is based on long-term assumptions.

A 100-basis point increase or decrease in the retail sales or median family income does not result in material changes to our allowance for credit losses. Increases in the weighting of economic forecasts resulting in greater weight given to more severe economic forecasts would result in an increase in the allowance for credit losses.
The estimated impacts of changes in the above table were calculated for the two-year reasonable and supportable period, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect long-term rates.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan and FFELP Loan portfolios. During the third quarter of 2022, we reclassified our Credit Card loan portfolio to loans held-for-sale and subsequently sold the Credit Card portfolio to a third party in May 2023.
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
84 SLM CORPORATION — 2023 Form 10-K

existence of a cosigner lowers the likelihood of default as well. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for credit losses on a quarterly basis.
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and third-party collectors. This improved our estimate of recovery rates for the year ended December 31, 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.
For December 31, 2022, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At December 31, 2023 and 2022, 25 percent and 24 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment (forbearance) for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations.
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
Early adoption of the amendments in ASU No. 2022-02 was permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We elected to early adopt all aspects of ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements.
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
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These
2023 Form 10-K — SLM CORPORATION 85

changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
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
86 SLM CORPORATION — 2023 Form 10-K

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

Risk Management Policy and Risk Appetite Standard
The Risk Management Policy and Risk Appetite Standard are designed to establish a stable risk and control environment across the enterprise. The policy, which is approved by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, assessed, measured, monitored, and reported. The Risk Management Policy, the Risk Appetite Standard, and the related policies and procedures constitute the core of the risk management program.
Sallie Mae leverages risk appetite to outline the level of risk we are willing to accept within each risk category, as described below, in pursuit of our business objectives. Compliance with our risk appetite is monitored using a set of risk metrics, with defined thresholds and limits, for each risk category. The Enterprise Risk Committee provides oversight of the risk appetite standard with escalation to the Board of Directors, as appropriate.

Board of Directors Committee Structure
We have a robust Board of Directors committee structure as outlined below that facilitates oversight, effective challenge, and escalation of risk and control issues.
•Financial Risk Committee. The Financial Risk Committee assists the Board of Directors in fulfilling its risk management oversight responsibilities with regard to the Company’s major financial risks, including credit risk, market risk, and liquidity risk. The Financial Risk Committee, along with the Operational and Compliance Risk Committee, provides oversight of the development, maintenance, and monitoring of the Company’s risk management framework, risk governance structure, and risk appetite statements, metrics, and associated limits and thresholds, and the promotion of our risk management culture. The Financial Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
•Operational and Compliance Risk Committee. The Operational and Compliance Risk Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the major non-financial risks, including compliance risks, operational risks, information and cyber security risk, and model risk. The Operational and Compliance Risk Committee, along with the Financial Risk Committee, provides oversight of the development, maintenance, and monitoring of our risk management framework, risk governance structure, and risk appetite statements, metrics, and associated limits and thresholds, and the promotion of our risk management culture. The
2023 Form 10-K — SLM CORPORATION 87

Operational and Compliance Risk Committee receives periodic updates on compliance with the framework from the Chief Risk Officer.
•Audit Committee. The Audit Committee is responsible for oversight of the quality and integrity of our financial statements, accounting and reporting processes, the performance of the Internal Audit function, and the qualifications, hiring, performance, and independence of our independent registered public accounting firm.
•Nominations and Governance Committee. The Nominations and Governance Committee recommends to the Board of Directors appropriate standards of corporate governance, and assists the Board of Directors in fulfilling its obligations with regard to oversight of the operations of the Board of Directors, the qualifications and independence of directors, nominations to the Board of Directors, and compliance with the corporate governance standards. The Nominations and Governance Committee also provides oversight of the ESG matters of the Company.
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
Management-Level Committee Structure
Executive Committee. The EC is authorized by the Board of Directors to assist the CEO in the general supervision of the business of the Company. Specifically, the EC will (i) provide to the CEO advice and counsel, subject matter expertise, and recommendations as requested, and (ii) through its subcommittees, facilitate the evaluation and decision-making on routine cross-functional matters, and assist management in the fulfillment of management’s duties related to specific risks. The EC has established the following sub-committees to assist in fulfilling its duties.
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
•Operational and Compliance Risk Committee. The OCRC is the oversight body for the identification, assessment, remediation, measurement, and reporting of operational and compliance risks.
•Asset and Liability Committee (“ALCO”). ALCO is responsible for the strategy, processes, and authorities with which the Bank’s interest rate risk, liquidity, and capital adequacy are managed.
•Policy Management Committee (“PMC”) The PMC is responsible for the effective and efficient administration of the Company’s policies, standards, and procedures.
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
Internal Audit
Internal Audit provides independent assurance to the Audit Committee of the Board of Directors as to the adequacy and effectiveness of our risk management, control, and governance processes. Internal Audit also assists management by providing objective assurance, credible challenge, and consulting services around matters involving risk management. Internal Audit regularly performs selected reviews of our risk management and compliance functions to assess the effectiveness of the overall risk management framework, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of the Board of Directors. Annually, Internal Audit performs an independent risk assessment to evaluate the risk of all significant components of the Company and uses the results to develop an annual, risk-based Internal Audit plan to provide the assurance services noted above.
88 SLM CORPORATION — 2023 Form 10-K

Risk Categories

Risk categories are a foundational element of the risk management framework; they are widely used in risk identification and provide the basis for risk aggregation and reporting. The Company has identified six major risk categories:

Strategic Risk. Strategic risk is the risk of: adverse impacts to enterprise value, current or anticipated earnings, capital, or franchise value arising from the Company’s competitive and market position and evolving forces in the industry that can affect that position; lack of responsiveness to these conditions; strategic decisions to change the Company’s scale, market position, or operating model; or failure to appropriately consider implementation risks inherent in the Company’s strategy.

The overall development of the Company’s strategic plan includes extensive engagement with the Board of Directors. Similarly, the Board of Directors provides oversight and effective challenge on performance relative to the strategic plan.

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

Market Risk. Market risk is the risk of adverse impacts to earnings, capital, or reputation resulting from fluctuations in market conditions such as changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other financial market factors. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk, and other risks that arise through the management of our investment, debt, and loan portfolios. Market risk exposures are managed primarily through ALCO. These activities are closely tied to those related to the management of our funding and liquidity risks. The Financial Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Chief Financial Officer provides reports to the Financial Risk Committee of the Board of Directors on market risk management.

Liquidity Risk. Liquidity risk is the risk of adverse impacts to earnings, capital, reputation, or survival resulting from not being able to meet the Company’s financial obligations when they become due, whether due to a lack of available funding or the inability to liquidate assets in a timely and cost-effective manner.

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

2023 Form 10-K — SLM CORPORATION 89

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

Operational Risk. Operational risk is the risk of adverse impacts to earnings, capital, or reputation resulting from inadequate or failed internal processes, people, and systems, or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities, and geographic locations.

Operational risk exposures are managed through a combination of first line of defense and control activities and second line of defense oversight. The OCRC is the management committee responsible for operational risk, and it supports the EC in its oversight duties. The OCRC is responsible for escalation to the EC, as appropriate. Additionally, our key risk indicators include operational risk metrics, thresholds, and limits and are included in the periodic reporting to the Operational and Compliance Risk Committee of the Board of Directors.

Cybersecurity risk is one of our significant operational risks. We provide more detailed information on our cybersecurity risk management, strategy, and governance in Part I, Item 1C. of this Form 10-K.

Compliance Risk. Compliance risk is the risk of adverse impacts to earnings, capital, or reputation resulting from violations of, or non-conformance with, the Code of Business Conduct and with laws, rules, regulations, and self regulatory organizations’ standards.

Primary ownership and responsibility for compliance risk is placed with the first line of defense to identify and manage. Our Compliance function supports these activities by providing extensive training, monitoring, and testing of the processes, policies, and procedures utilized by the first line of defense, maintaining relevant legal and regulatory requirements, and working in close coordination with our Legal department. Compliance risk metrics and regular reporting on compliance programs are provided to the Operational and Compliance Risk Committee of the Board of Directors.

90 SLM CORPORATION — 2023 Form 10-K

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At December 31, 2022, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 1-month LIBOR. As of their first repricing date after the LIBOR Cessation Date, these legacy assets and liabilities were converted to various SOFR fallback rates plus a spread adjustment and are modeled accordingly. Rates are shocked in parallel for shock scenarios unless otherwise indicated. In addition, key rates are modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, including 30-day average SOFR, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2023 and 2022, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for December 31, 2023 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than historic results, including results from one year ago. This is due to an increase in the mix of fixed-rate versus variable-rate loan disbursements, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce this exposure. Management is evaluating this trend to determine if further actions are necessary to manage EVE sensitivity.

As of December 31,	2023				2022
	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points

EAR - Shock	-2.9%	-0.9%	+0.7%	+1.9%	+3.0%	+1.0%	-1.1%	-3.7%
EAR - Ramp	-1.9%	-0.6%	+0.4%	+1.3%	+2.5%	+0.9%	-0.9%	-2.9%
EVE	-26.0%	-8.9%	+8.8%	+25.9%	-9.5%	-3.2%	+3.1%	+6.2%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable SOFR and Prime-based loans, and fully variable funding, including brokered CDs that have been converted to SOFR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps.
2023 Form 10-K — SLM CORPORATION 91

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2023. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of December 31, 2023 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$950.7	$(950.7)
SOFR Rate	daily/weekly/monthly	7,639.0	5,020.5	2,618.5
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	86.0	—	86.0
Prime	monthly	0.5	—	0.5
Non-Discrete reset(2)	daily/weekly	4,354.0	3,741.9	612.1
Fixed-Rate(3)		17,090.0	19,205.3	(2,115.3)
Total		$29,169.5	$29,169.5	$—

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
The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, non-discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate and the daily, weekly, and monthly SOFR categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $1.6 billion and $0.4 billion of non-interest bearing liabilities. We consider our overall risk to be low and our strategies are designed to maintain low to moderate levels of market exposure.
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
92 SLM CORPORATION — 2023 Form 10-K

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2023.

As of December 31, 2023 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.03
Cash and investments	1.29
Total earning assets	4.12

Deposits
Short-term deposits	0.68
Long-term deposits	2.05
Total deposits	0.99

Borrowings
Long-term borrowings	3.24
Total borrowings	3.24

2023 Form 10-K — SLM CORPORATION 93

Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Nothing to report.
94 SLM CORPORATION — 2023 Form 10-K

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information contained in the 2024 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2024 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation
The information contained in the 2024 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the 2024 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers” in the 2024 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the 2024 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence” in the 2024 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information contained in the 2024 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2024 Proxy Statement, is incorporated herein by reference.

2023 Form 10-K — SLM CORPORATION 95

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
96 SLM CORPORATION — 2023 Form 10-K

(b)  Exhibits

2.1
Separation and Distribution Agreement by and among SLM Corporation, New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

3.1	Restated Certificate of Incorporation of the Company, dated February 25, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2015).

3.2	Amended and Restated Bylaws of SLM Corporation, effective November 18, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 23, 2021).

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

10.2†
SLM Corporation Change in Control Severance Plan for Senior Officers, including amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.3†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.4†
Sallie Mae Supplemental 401(k) Savings Plan, as Amended and Restated as of June 25, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.5†
Amendment to Sallie Mae Supplemental 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.6†
SLM Deferred Compensation Plan for Key Employees, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.7†
Amendment to SLM Corporation Deferred Compensation Plan for Key Employees (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.8†
SLM Corporation Deferred Compensation Plan for Directors, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.9†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.10†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

2023 Form 10-K — SLM CORPORATION 97

10.11†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.12†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.13†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders filed on April 27, 2017).

10.14†
Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 24, 2014, Including Amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.15†	Restatement of the Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.16†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2019) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.17†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.18
Tax Sharing Agreement between Navient Corporation and New BLC Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.19
Amended and Restated Loan Servicing and Administration Agreement between Sallie Mae Bank and Navient Solutions, Inc., dated as of April 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.20†
Agreement and Release, dated as of March 20, 2018, between the Company and the Personal Representatives of the Estate of Charles P. Rocha (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.21†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.22†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.23†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2018 Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2017 Management Incentive Plan Award (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018).

10.24†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.25†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2019 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.26†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction), 2018 Management Incentive Plan Award (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.27†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.28†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2020 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.29†	Offer Letter between Jonathan W. Witter and the Company dated March 4, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.30	Fixed Dollar Uncollared ASR Master Confirmation and Form of Supplement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.31†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.32†
Separation Agreement between Raymond J. Quinlan and the Company effective April 19, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.33†	Jonathan W. Witter Sign-On Equity Grant - 2020 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

98 SLM CORPORATION — 2023 Form 10-K

10.34†	Offer Letter between Donna F. Vieira and the Company dated September 18, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.35†	Separation Agreement between Paul Thome and the Company effective August 10, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 21, 2020).

10.36†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.37†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.38†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.39†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 21, 2021).

10.40†	SLM Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on June 9, 2021).

10.41†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.42†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.43†
Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022).

10.44†	Offer Letter between Kerri Palmer and the Company dated January 7, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022).

10.45†	SLM Corporation Amended and Restated Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 21, 2023).

10.46†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.47†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.48†	Retention Agreement between Steven J. McGarry and the Company dated March 2, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.49†
Agreement and Release between Daniel Kennedy and the Company effective March 30, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.50†
Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 26, 2023).

10.51†	Offer Letter between Peter Graham and the Company dated August 25, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 25, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Financial Restatement Compensation Recovery Policy.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

2023 Form 10-K — SLM CORPORATION 99

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†     Management Contract or Compensatory Plan or Arrangement
*     Filed herewith

100 SLM CORPORATION — 2023 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 22, 2024

SLM CORPORATION

By:	/S/ JONATHAN W. WITTER
Jonathan W. Witter Chief Executive Officer and Director
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JONATHAN W. WITTER
Jonathan W. Witter	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024

/S/ PETER M. GRAHAM
Peter M. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 22, 2024

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Chair of the Board of Directors	February 22, 2024

/S/ JANAKI AKELLA
Janaki Akella	Director	February 22, 2024

/S/ R. SCOTT BLACKLEY
R. Scott Blackley	Director	February 22, 2024

/S/ PAUL G. CHILD
Paul G. Child	Director	February 22, 2024

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 22, 2024

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 22, 2024

2023 Form 10-K — SLM CORPORATION 101

/S/ CHRISTOPHER T. LEECH
Christopher T. Leech	Director	February 22, 2024

/S/ TED MANVITZ
Ted Manvitz	Director	February 22, 2024

/S/ JIM MATHESON
Jim Matheson	Director	February 22, 2024

/S/ SAMUEL T. RAMSEY
Samuel T. Ramsey	Director	February 22, 2024

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 22, 2024

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 22, 2024

/S/ SHANNON WATKINS
Shannon Watkins	Director	February 22, 2024

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 22, 2024

102 SLM CORPORATION — 2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

2023 Form 10-K — SLM CORPORATION F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Assessment of the Allowance for Credit Losses related to Private Education Loans Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2023 was $1,340 million, of which $1,335 million related to the Company’s allowance for credit losses on private education loans evaluated on a collective basis (the Collective ACL). For all loans carried at amortized cost, upon loan origination, the Company is required to measure the allowance for credit losses based on the estimate of all current expected credit losses over the remaining contractual term of the loans. In determining the lifetime expected credit losses on the private education loan portfolio, the Company applies a discounted cash flow method that incorporates a probability of default model and a prepayment model. This method requires the Company to project future principal and interest
F-2 SLM CORPORATION — 2023 Form 10-K

cash flows on the loans in this portfolio following a vintage-based methodology that considers life of loan loss expectations, prepayments, defaults, recoveries, and any other adjustments deemed necessary to determine the adequacy of the allowance for credit losses. In estimating current expected credit losses, the Company uses a combination of expected economic scenarios, which are weighted based upon the current economic conditions and the Company’s view of the risks of alternate outcomes. In determining the loss rates used for the vintage-based approach, the Company uses the probability of default model which starts with historical loss rates, stratifies the loans within each vintage, and then adjusts the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the forecast is immediately reverted to historical averages. The cash flows are then discounted at the loan’s effective interest rate to calculate the present value of those cash flows. The Company also takes certain qualitative factors into consideration when calculating the Collective ACL, which could result in management overlays.
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
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective ACL estimate, including controls over the:
•Collective ACL methodology
•performance monitoring of the probability of default and prepayment models
•determination and measurement of the significant assumptions used in the models
•continued use and appropriateness of the probability of default model
•continued use and appropriateness of the prepayment model
•development of the individual management overlay methods and assumptions
•analysis of the Collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the Collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s Collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the probability of default and prepayment models by comparing them to the relevant Company-specific metrics and trends
•assessing the conceptual soundness and performance testing of the probability of default and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
2023 Form 10-K — SLM CORPORATION F-3

•evaluating the selection of the economic factors used to adjust loss rates over the reasonable and supportable forecast period by comparing them to the Company’s business environment and relevant industry practices
•evaluating the conceptual soundness of the methods and assumptions used to develop the individual management overlays and their impact on the Collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying probability of default and prepayment models.

We also assessed the sufficiency of the audit evidence obtained related to the Collective ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia
February 22, 2024

F-4 SLM CORPORATION — 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
2023 Form 10-K — SLM CORPORATION F-5

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

/s/ KPMG LLP

McLean, Virginia
February 22, 2024

F-6 SLM CORPORATION — 2023 Form 10-K

CONSOLIDATED BALANCE SHEETS
As of December 31, (dollars in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$4,149,838	$4,616,117
Investments:
Trading investments at fair value (cost of $43,412 and $47,554, respectively )	54,481	55,903
Available-for-sale investments at fair value (cost of $2,563,984 and $2,554,332, respectively)	2,411,622	2,342,089
Other investments	91,567	94,716
Total investments	2,557,670	2,492,708
Loans held for investment (net of allowance for losses of $1,339,772 and $1,357,075, respectively)	20,306,357	19,626,868
Loans held for sale	—	29,448
Restricted cash	149,669	156,719
Other interest-earning assets	9,229	11,162
Accrued interest receivable	1,379,904	1,202,059
Premises and equipment, net	129,501	140,728
Goodwill and acquired intangible assets, net	68,711	118,273
Income taxes receivable, net	366,247	380,058
Tax indemnification receivable	—	2,816
Other assets	52,342	34,073
Total assets	$29,169,468	$28,811,029

Liabilities
Deposits	$21,653,188	$21,448,071
Long-term borrowings	5,227,512	5,235,114
Other liabilities	407,971	400,874
Total liabilities	27,288,671	27,084,059
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 438.2 million and 435.1 million shares issued, respectively	87,647	87,025
Additional paid-in capital	1,148,689	1,109,072
Accumulated other comprehensive loss (net of tax benefit of $(24,176) and $(30,160), respectively)	(75,104)	(93,870)
Retained earnings	3,624,859	3,163,640
Total SLM Corporation stockholders’ equity before treasury stock	5,037,161	4,516,937
Less: Common stock held in treasury at cost: 217.9 million and 194.4 million shares, respectively	(3,156,364)	(2,789,967)
Total equity	1,880,797	1,726,970
Total liabilities and equity	$29,169,468	$28,811,029

See accompanying notes to consolidated financial statements.
2023 Form 10-K — SLM CORPORATION F-7

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, (dollars in thousands, except per share amounts)	2023	2022	2021
Interest income:
Loans	$2,327,743	$1,914,554	$1,756,945
Investments	50,810	35,304	13,859
Cash and cash equivalents	213,750	81,722	6,040
Total interest income	2,592,303	2,031,580	1,776,844
Interest expense:
Deposits	808,065	368,914	225,370
Interest expense on short-term borrowings	13,501	11,956	18,945
Interest expense on long-term borrowings	208,524	161,929	137,763
Total interest expense	1,030,090	542,799	382,078
Net interest income	1,562,213	1,488,781	1,394,766
Less: provisions for credit losses	345,463	633,453	(32,957)
Net interest income after provisions for credit losses	1,216,750	855,328	1,427,723
Non-interest income:
Gains on sales of loans, net	160,290	327,750	548,315
Gains (losses) on securities, net	2,678	(60,267)	39,096
Gains (losses) on derivatives and hedging activities, net	—	(5)	144
Other income	84,148	67,160	44,894
Total non-interest income	247,116	334,638	632,449
Non-interest expenses:
Operating expenses:
Compensation and benefits	326,554	270,354	258,321
FDIC assessment fees	45,766	20,939	23,368
Other operating expenses	246,886	260,169	236,964
Total operating expenses	619,206	551,462	518,653
Acquired intangible assets impairment and amortization expense	66,364	7,779	—
Restructuring expenses	—	—	1,255
Total non-interest expenses	685,570	559,241	519,908
Income before income tax expense	778,296	630,725	1,540,264
Income tax expense	196,905	161,711	379,751
Net income	581,391	469,014	1,160,513
Preferred stock dividends	17,705	9,029	4,736
Net income attributable to SLM Corporation common stock	$563,686	$459,985	$1,155,777
Basic earnings per common share	$2.44	$1.78	$3.67
Average common shares outstanding	231,411	258,439	314,993
Diluted earnings per common share	$2.41	$1.76	$3.61
Average common and common equivalent shares outstanding	234,063	261,503	319,912
Declared dividends per common share	$0.44	$0.44	$0.20

See accompanying notes to consolidated financial statements.
F-8 SLM CORPORATION — 2023 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, (dollars in thousands)	2023	2022	2021
Net income	$581,391	$469,014	$1,160,513
Other comprehensive income (loss):
Unrealized gains (losses) on investments	59,205	(194,157)	(26,606)
Unrealized gains (losses) on cash flow hedges	(34,457)	93,731	48,111
Total unrealized gains (losses)	24,748	(100,426)	21,505
Income tax (expense) benefit	(5,982)	24,453	(5,202)
Other comprehensive income (loss), net of tax (expense) benefit	18,766	(75,973)	16,303
Total comprehensive income	$600,157	$393,041	$1,176,816

See accompanying notes to consolidated financial statements.
2023 Form 10-K — SLM CORPORATION F-9

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
F-10 SLM CORPORATION — 2023 Form 10-K

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
2023 Form 10-K — SLM CORPORATION F-11

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	581,391	—	581,391
Other comprehensive income, net of tax	—	—	—	—	—	—	—	18,766	—	—	18,766
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	600,157
Cash dividends declared:
Common stock ($0.44 per share)	—	—	—	—	—	—	—	—	(101,233)	—	(101,233)
Preferred Stock, Series B ($7.05 per share)	—	—	—	—	—	—	—	—	(17,705)	—	(17,705)
Issuance of common shares	—	3,109,276		3,109,276	—	622	3,237	—	(1,234)	—	2,625
Stock-based compensation expense	—	—	—	—	—	—	36,380	—	—	—	36,380
Common stock repurchased	—	—	(22,341,595)	(22,341,595)	—	—	—	—	—	(349,397)	(349,397)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,099,241)	(1,099,241)	—	—	—	—	—	(17,000)	(17,000)
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797

See accompanying notes to consolidated financial statements.
F-12 SLM CORPORATION — 2023 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (dollars in thousands)	2023	2022	2021
Operating activities
Net income	$581,391	$469,014	$1,160,513
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	345,463	633,453	(32,957)
Deferred tax provision (benefit)	(23,224)	(93,670)	55,372
Amortization of brokered deposit placement fee	11,681	12,904	15,516
Amortization of Secured Borrowing Facility upfront fee	2,869	2,634	2,415
Amortization of deferred loan origination costs and loan premium/(discounts), net	12,583	14,804	16,103
Net amortization of discount on investments	(2,726)	103	7,310
Reduction of tax indemnification receivable	2,816	5,231	10,445
Depreciation of premises and equipment	17,811	17,331	16,043
Acquired intangible assets impairment and amortization expense	66,364	7,779	—
Stock-based compensation expense	36,380	34,461	30,649
Unrealized (gains) losses on derivative and hedging activities, net	(341)	269	23,249
Gains on sale of loans, net	(160,290)	(327,750)	(548,315)
(Gains) losses on securities, net	(2,678)	60,267	(39,096)
Acquisition transaction costs, net	952	2,603	—
Other adjustments to net income, net	16,212	14,213	15,686
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,054,071)	(819,958)	(743,757)
Increase in trading investments	—	(5,117)	—
Increase in non-marketable securities	(1,256)	(2,050)	(9,969)
(Increase) decrease in other interest-earning assets	1,933	(1,507)	33,219
Increase in other assets	(38,902)	(23,472)	(123,268)
Increase (decrease) in income tax payable, net	36,723	(15,063)	72,191
Increase (decrease) in accrued interest payable	33,480	24,986	(13,672)
Increase (decrease) in other liabilities	(27,807)	(6,473)	2,801
Total adjustments	(726,028)	(464,022)	(1,210,035)
Total net cash (used in) provided by operating activities	(144,637)	4,992	(49,522)
Investing activities
Loans acquired and originated	(6,452,199)	(6,081,389)	(5,511,845)
Net proceeds from sales of loans held for investment and loans held for sale	3,198,502	3,459,527	4,642,505
Proceeds from FFELP Loan claim payments	50,145	33,197	19,386
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	3,046,064	3,586,825	3,845,990
Purchases of available-for-sale securities	(105,970)	(753,129)	(1,257,129)
Proceeds from sales and maturities of available-for-sale securities	265,652	960,015	865,766
Purchase of subsidiary, net of cash acquired	(14,654)	(127,654)	—
Total net cash (used in) provided by investing activities	(12,460)	1,077,392	2,604,673
Financing activities
Brokered deposit placement fee	(7,841)	(11,170)	(12,565)
Net increase (decrease) in certificates of deposit	953,412	130,109	(2,130,728)
Net increase (decrease) in other deposits	(770,485)	570,147	393,306
Issuance costs for collateralized borrowings	(15)	(40)	—
Borrowings collateralized by loans in securitization trusts - issued	1,135,036	572,640	1,585,125
Borrowings collateralized by loans in securitization trusts - repaid	(1,154,269)	(1,278,183)	(1,143,738)
Fees paid on Secured Borrowing Facility	(2,868)	(2,833)	(2,846)
Issuance costs for unsecured debt offering	—	(375)	(1,540)
Unsecured debt issued	—	—	492,135
Unsecured debt repaid	—	—	(202,784)
2023 Form 10-K — SLM CORPORATION F-13

Preferred stock dividends paid	(17,705)	(9,029)	(4,736)
Common stock dividends paid	(101,233)	(112,961)	(60,462)
Common stock repurchased	(350,264)	(713,197)	(1,530,683)
Net cash used in financing activities	(316,232)	(854,892)	(2,619,516)
Net increase (decrease) in cash, cash equivalents and restricted cash	(473,329)	227,492	(64,365)
Cash, cash equivalents and restricted cash at beginning of year	4,772,836	4,545,344	4,609,709
Cash, cash equivalents and restricted cash at end of year	$4,299,507	$4,772,836	$4,545,344
Cash disbursements made for:
Interest	$963,260	$482,974	$359,684
Income taxes paid	$191,690	$272,940	$261,473
Income taxes refunded	$(8,201)	$(2,043)	$(8,614)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,149,838	$4,616,117	$4,334,603
Restricted cash	149,669	156,719	210,741
Total cash, cash equivalents and restricted cash	$4,299,507	$4,772,836	$4,545,344

See accompanying notes to consolidated financial statements.
F-14 SLM CORPORATION — 2023 Form 10-K

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

2023 Form 10-K — SLM CORPORATION F-15

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
Available-for-Sale Investments
Our available-for-sale investments consist of mortgage-backed securities, Utah Housing Corporation bonds, and U.S. government-sponsored enterprises and Treasury securities. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method.
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
F-16 SLM CORPORATION — 2023 Form 10-K

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
Loans Held for Investment
Loans, consisting of Private Education Loans and FFELP Loans, that we have the ability and intent to hold for the foreseeable future, are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans that are held for investment are reported net of an allowance for credit losses. At September 30, 2022, we transferred the portfolio of our former suite of credit cards (“Credit Cards”) from loans held for investment to loans held for sale as we planned to sell the portfolio. In May 2023, we sold our Credit Card loan portfolio to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Loans Held for Sale” in this Form 10-K.
Loans Held for Sale
Any loans we have not classified as held for investment are classified as held for sale and are carried at the lower of cost or fair value. Loans are classified as held for sale when we have the intent and ability to sell such loans. Loans that are held for sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. When a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of amortized cost basis (which excludes any allowance for credit losses) or fair value. At the time of the transfer to the held for sale classification, any amount by which the amortized cost basis exceeds fair value is accounted for as a valuation allowance. In addition, once a loan is classified as held for sale, we reverse any allowance for loan loss applicable to that loan.
As market conditions permit, we may sell or securitize loans as a source of financing for other loans. Due to varying structuring terms, certain transactions may qualify for sale treatment while others do not qualify for sale treatment and are recorded as financings. All of our education loans are initially categorized as held for investment. It is only when we have selected the loans to sell or securitize and the transaction qualifies as a sale that we transfer the loans into the held for sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization or sale, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.
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
2023 Form 10-K — SLM CORPORATION F-17

2.	Significant Accounting Policies (Continued)
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
In determining the loss rates used for the vintage-based approach, we start with our historical loss rates, stratify the loans within each vintage, and then adjust the loss rates based upon economic factors forecasted over a reasonable and supportable forecast period. The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical loss conditions. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
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
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
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
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts;
•Prepayment speeds; and
•Recovery rates.
Below we describe in further detail our policies and procedures for the allowance for credit losses as they relate to our Private Education Loan and FFELP Loan portfolios. During the third quarter of 2022, we reclassified our Credit Card loan portfolio to loans held for sale and subsequently sold the Credit Card portfolio to a third party in May 2023.
F-18 SLM CORPORATION — 2023 Form 10-K

2.	Significant Accounting Policies (Continued)
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
In the second quarter of 2023, we changed how we collect on defaulted loans. Previously, we used a mix of in-house collectors and sales to third parties. We will continue to sell a segment of defaulted loans immediately after charge-off but will no longer sell retained defaulted loans (that have been subject to internal collection attempts for six months) to third parties and instead will continue our collection efforts using in-house collectors and third-party collectors. This improved our estimate of recovery rates for the year ended December 31, 2023. When we estimate the timing and amount of future recoveries on charged-off loans, we no longer include expectations of future sales on retained defaulted loans. We continue to monitor how we collect on defaulted loans and may modify the approach from time to time based on performance, industry conventions, and/or regulatory feedback.
For December 31, 2022, we used both an estimate of recovery rates from in-house collections as well as expectations of future sales of defaulted loans to estimate the timing and amount of future recoveries on charged-off loans.
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At December 31, 2023 and 2022, 25 percent and 24 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
Our collection policies for Private Education Loans allow for periods of nonpayment (forbearance) for certain borrowers requesting an extended grace period upon leaving school or experiencing temporary difficulty meeting payment obligations.
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
2023 Form 10-K — SLM CORPORATION F-19

2.	Significant Accounting Policies (Continued)
Adoption of ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”
On March 31, 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU No. 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The enhanced disclosures are required to be provided for modifications made starting in the period of adoption. Information about modifications in periods before adoption is not required to be provided.
ASU No. 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination. For entities that have adopted the amendments in CECL, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Early adoption of the amendments in ASU No. 2022-02 was permitted if an entity has adopted CECL. The amendments should be applied prospectively. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method. We elected to early adopt all aspects of ASU No. 2022-02 prospectively for the period beginning January 1, 2022. The adoption was immaterial to our consolidated financial statements. For additional information, see Note 7, "Allowance for Credit Losses," in this Form 10–K.
Troubled Debt Restructurings - 2021
In the year ended December 31, 2021, in estimating the expected defaults for our Private Education Loans that were considered TDRs, we followed the same discounted cash flow process described above but used the historical loss rates related to past TDR loans. The appropriate gross loss rates were determined for each individual loan by evaluating loan maturity, risk characteristics, and macroeconomic conditions.
The allowance for our TDR portfolio was included in our overall allowance for Private Education Loans. Our TDR portfolio was comprised mostly of loans with interest rate reductions and loans with forbearance usage greater than three months, as further described below.
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
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
F-20 SLM CORPORATION — 2023 Form 10-K

2.	Significant Accounting Policies (Continued)
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
Allowance for Credit Card Loans
At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale as we planned to sell our Credit Card portfolio. At that time, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans, when the loans were transferred to held for sale. We subsequently sold the Credit Card portfolio to a third party in May 2023. For the year ended December 31, 2021, we used the gross loss approach when estimating the allowance for credit losses for our Credit Card portfolio. Because our Credit Card portfolio was new and we did not have sufficient historical loss experience, we used estimated loss rates reported by other financial institutions to estimate our allowance for credit losses for Credit Cards, net of expected recoveries. In addition, we used a model that utilized purchased credit card information with risk characteristics similar to those of our own portfolio as a challenger model. We then considered any qualitative factors that may change our future expectations of losses.
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
Business Combinations
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
On July 21, 2023, we completed the acquisition of several key assets of Scholly, Inc. (“Scholly”). Scholly is engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products that offer custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. The addition of Scholly assets will support our mission of providing students with the confidence needed to successfully navigate the higher education journey.
These acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with the FASB’s Accounting Standard Codification 805, “Business Combinations,” whereby as of the respective acquisition date, the acquired tangible assets and liabilities were recorded at their estimated fair values. The
2023 Form 10-K — SLM CORPORATION F-21

2.	Significant Accounting Policies (Continued)
identifiable intangible assets were recorded at fair values as determined by an independent appraiser. The final purchase price allocation for Nitro resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $51 million. The final purchase price allocation for Scholly resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $5 million.
The results of operations of Nitro and Scholly have been included in our consolidated financial statements since the respective acquisition dates. We have not disclosed the pro forma impact of these acquisitions to the results of operations for the years ended December 31, 2023 and 2022, as the pro forma impacts were deemed immaterial. Transaction costs associated with the Nitro acquisition were approximately $3 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income for the year ended December 31, 2022. Transaction costs associated with the Scholly acquisition were approximately $1 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income for the year ended December 31, 2023.
Identifiable intangible assets at the acquisition date of Nitro included definite life intangible assets with an aggregate fair value of approximately $75 million, including trade name and trademarks, customer relationships, and developed technology. In the fourth quarter of 2023 we impaired our Nitro trade name and trademarks intangible asset. See Notes to Consolidated Financial Statements, Note 10, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
Identifiable intangible assets at the acquisition date of Scholly included definite life intangible assets with an aggregate fair value of approximately $11 million, including trade name and trademarks, developed technology, customer relationships, and partner relationships.
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
Acquired intangible assets include trade names and trademarks, customer relationships, developed technology, and partner relationships. Our acquired intangible assets have finite lives and are amortized over their estimated useful lives in proportion to their estimated economic benefit. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
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
F-22 SLM CORPORATION — 2023 Form 10-K

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
2023 Form 10-K — SLM CORPORATION F-23

2.	Significant Accounting Policies (Continued)
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
We also pay to the U.S. Department of Education (the “DOE”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP consolidation loans, which is netted against loan interest income. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any adjustments to the basis of loans when they are classified as held for sale.
For loans not currently in full principal and interest repayment status or interest-only repayment status, we recognize the allowance for the portion of uncollectible interest representing amounts to be capitalized after separation from school and the expiration of the grace period to the provisions for credit losses and classify this allowance as part of our allowance for credit losses.
The allowance for the portion of uncollectible interest on loans making full interest payments will continue to be recorded as a reduction of interest income. As we maintain an allowance for uncollectible interest on loans making full interest payments and an allowance for credit losses for the interest on loans where all, or a portion of the interest, will be capitalized in the future, we do not place loans in nonaccrual status prior to charge-off. However, if it is determined that an individual loan or pool of loans is high risk, they may be placed on nonaccrual status, which entails stopping the accrual of interest on those loans until such time that the borrower(s) have made a sufficient number of payments (typically six months) to return to accrual status. At December 31, 2023, we had an immaterial amount of loans in nonaccrual status. At December 31, 2022, we had no loans in nonaccrual status.
We recognize certain fee income (primarily late fees) on all loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
Interest Expense
Interest expense is based upon contractual interest rates and other fees, adjusted for the amortization of issuance costs, premiums, and discounts. We incur interest expense on interest-bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, brokered and retail MMDAs, as well as unsecured and secured financings. Our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”) also incurs an unused facility fee on the amount of unfunded commitments. Interest expense is recognized when amounts are contractually due and is adjusted for net payments/receipts related to qualifying interest rate swap agreements designated as hedges of interest-bearing liabilities.  Interest expense also includes the amortization of deferred gains and losses on closed qualifying hedge transactions. Amortization of debt issuance costs, premiums, discounts, and terminated hedge-basis
F-24 SLM CORPORATION — 2023 Form 10-K

2.	Significant Accounting Policies (Continued)
adjustments are recognized using the effective interest rate method. Refer to Note 11, “Deposits,” and Note 12, “Borrowings” in this Form 10-K for further details of our interest-bearing liabilities.
Gains on Sale of Loans, Net
We may participate and sell loans to third parties and affiliates. These sales may occur through whole loan sales or securitization transactions that qualify for sale treatment. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction. These loans were initially recorded as held for investment and were transferred to held for sale immediately prior to sale or securitization.
Other Income
Included in other income are late fees on both Private Education Loans and FFELP Loans, which we recognize when the cash has been received, income for servicing private student loans for third parties, and changes to our tax indemnification receivable from Navient. Other income also included fees related to our Credit Card program. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale and subsequently sold the Credit Card portfolio to a third party in May 2023.
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
In 2023 and 2022, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (i) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (ii) the power to direct the activities of the VIE in our role as servicer.
The investors in our securitization trusts have no recourse to our other assets should there be a failure of the trust to pay when due. Generally, the only recourse the securitization trusts have to us is in the event we breach a seller representation or warranty or our duties as master servicer and servicer, in which event we are obligated to repurchase the related loans from the trust. We may also be responsible for indemnities in other instances for such things as willful misfeasance or bad faith.
In 2023 and 2022, we also closed several loan sales and securitization transactions that were not consolidated on our balance sheet due to the transaction having met the criteria for sales treatment, for which Sallie Mae is not the primary beneficiary. In these transactions, we remove loans from our consolidated balance sheet and recognize any assets retained and liabilities assumed at fair value, and record a gain or loss on the transferred loans. Our continuing
2023 Form 10-K — SLM CORPORATION F-25

2.	Significant Accounting Policies (Continued)
involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We provide additional information regarding these types of activities in Note 12, “Borrowings — Unconsolidated VIEs” in this Form 10-K.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 13, “Derivative Financial Instruments”), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.9 billion at December 31, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2023 was $(40) million and $(4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
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
F-26 SLM CORPORATION — 2023 Form 10-K

2.	Significant Accounting Policies (Continued)
As our liabilities began to use alternatives to LIBOR before LIBOR was no longer published, for cash flow hedges of forecasted LIBOR based payments, we elected the expedient offered in Topic 848 to disregard the potential change in the designated hedged interest rate risk that may occur because of reference rate reform when we assess whether the hedged forecasted transactions are probable, in accordance with the requirements of “Derivatives and Hedging” Topic 815. We have also elected the expedient provided by Topic 848 to assume the reference rate would not be replaced for the remainder of the hedging relationship when assessing hedge effectiveness.
Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method, we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the shorter of the vesting period of the stock-based grant or the employee’s retirement eligible date. We do not apply a forfeiture rate to our stock-based compensation expense, but rather record forfeitures when they occur. We record all excess tax benefits/deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statements of income.
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
In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable is recorded as pre-tax adjustment to other income in the income statement. As of December 31, 2023, with respect to those amounts recorded at the Spin-Off, both the remaining liability balance (related to uncertain tax positions) and the remaining indemnification receivable balance (related to uncertain tax positions) were zero.

2023 Form 10-K — SLM CORPORATION F-27

3. Cash and Cash Equivalents
As of December 31, 2023, cash and cash equivalents include cash due from the FRB of $4.1 billion and cash due from depository institutions of $41 million. As of December 31, 2022, cash and cash equivalents include cash due from the FRB of $4.6 billion and cash due from depository institutions of $63 million. As of December 31, 2023 and 2022, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We did not participate in these auctions in 2023 or 2022, resulting in no interest reported. As of December 31, 2023 and 2022, no funds were on deposit with the FRB under this program.

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
At December 31, 2022, we had a $5 million investment in a convertible debt security classified as a trading investment. In March 2023, this security, and the related accrued interest, was converted into equity securities classified as investments in non-marketable securities.
At December 31, 2023 and 2022, we had $54 million and $56 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of December 31, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$468,204	$—	$703	$(62,480)	$406,427
Utah Housing Corporation bonds	3,408	—	—	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	1,645,609	—	—	(66,870)	1,578,739
Other securities	446,763	—	603	(24,039)	423,327
Total	$2,563,984	$—	$1,306	$(153,668)	$2,411,622

As of December 31, 2022 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$389,067	$—	$2	$(68,705)	$320,364
Utah Housing Corporation bonds	3,584	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	1,804,726	—	—	(115,416)	1,689,310
Other securities	356,955	—	33	(27,800)	329,188
Total	$2,554,332	$—	$35	$(212,278)	$2,342,089

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.
F-28 SLM CORPORATION — 2023 Form 10-K

4.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, (dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
2023:
Mortgage-backed securities	$(531)	$51,391	$(61,949)	$300,318	$(62,480)	$351,709
Utah Housing Corporation bonds	—	—	(279)	3,129	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	—	—	(66,870)	1,578,739	(66,870)	1,578,739
Other securities	(2,221)	90,725	(21,818)	241,253	(24,039)	331,978
Total	$(2,752)	$142,116	$(150,916)	$2,123,439	$(153,668)	$2,265,555

2022:
Mortgage-backed securities	$(13,956)	$99,598	$(54,749)	$220,576	$(68,705)	$320,174
Utah Housing Corporation bonds	(357)	3,227	—	—	(357)	3,227
U.S. government-sponsored enterprises and Treasuries	(28,128)	689,300	(87,288)	1,000,010	(115,416)	1,689,310
Other securities	(15,852)	232,546	(11,948)	92,883	(27,800)	325,429
Total	$(58,293)	$1,024,671	$(153,985)	$1,313,469	$(212,278)	$2,338,140

At December 31, 2023 and 2022, 213 of 248 and 191 of 194, respectively, of our available-for-sale securities were in an unrealized loss position.
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
Our investment portfolio contains mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, as well as Utah Housing Corporation bonds. We own these securities to meet our requirements under the Community Reinvestment Act (“CRA”). We also invest in other U.S. government-sponsored enterprise securities issued by the Federal Home Loan Banks, Freddie Mac, and the Federal Farm Credit Bank. Our mortgage-backed securities that were issued under Ginnie Mae programs carry a full faith and credit guarantee from the U.S. Government. The remaining mortgage-backed securities in a net loss position carry a principal and interest guarantee by Fannie Mae or Freddie Mac, respectively. Our Treasury and other U.S. government-sponsored enterprise bonds are rated Aaa by Moody’s Investors Service or AA+ by Standard and Poor’s. The decline in value from December 31, 2022 to December 31, 2023 was driven by the current interest rate environment and is not credit-related. We have the intent and ability to hold these bonds for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security. Based on this qualitative analysis, we have determined that no credit impairment exists.
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

2023 Form 10-K — SLM CORPORATION F-29

4.	Investments (Continued)
As of December 31, 2023, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of December 31, 2023 Year of Maturity (Dollars in thousands)	Amortized Cost	Estimated Fair Value
2024	$699,496	$686,762
2025	298,815	289,794
2026	548,686	506,438
2027	98,612	95,746
2038	68	69
2039	646	639
2042	2,296	2,002
2043	4,156	3,773
2044	4,837	4,483
2045	5,107	4,596
2046	7,725	6,897
2047	7,646	6,880
2048	2,027	1,971
2049	15,792	14,170
2050	107,611	87,112
2051	154,622	124,399
2052	53,653	46,966
2053	245,209	236,537
2054	71,439	63,426
2055	86,199	81,892
2056	102,609	100,728
2058	46,733	46,342
Total	$2,563,984	$2,411,622

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $612 million and $547 million par value of securities pledged to this borrowing facility at December 31, 2023 and 2022, respectively, as discussed further in Note 12, “Borrowings” in this Form 10-K.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In March 2023, our $5 million investment in a convertible debt security, classified as a trading investment, and the related accrued interest were converted into equity securities and were reclassified to investments in non-marketable securities. In the second quarter of 2021, we funded an additional investment, as part of a larger equity raise, in an issuer whose equity securities we purchased in the past. We used the valuation associated with the more recent equity raise to adjust the valuation of our previous investments, and, as a result, recorded a gain of $35 million on our earlier equity securities investments. This gain was recorded in “gains (losses) on securities, net” in the consolidated statements of income in 2021. In the fourth quarter of 2022, we determined that our investment in these non-marketable equity securities was impaired. As such, we wrote down the value based upon an
F-30 SLM CORPORATION — 2023 Form 10-K

4.	Investments (Continued)
estimate of the value of these securities and recorded a loss of $60 million in “gains (losses) on securities, net” in the consolidated statements of income in 2022. At December 31, 2023 and December 31, 2022, our total investment in the non-marketable securities of this issuer was $14 million and $8 million, respectively.

Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low income housing. We recognized $11 million, $9 million, and $7 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2023, 2022, and 2021, respectively. The amount of amortization of such investments reported in income tax expense was $9 million, $7 million, and $6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Total carrying value of the LIHTC investments was $72 million at December 31, 2023 and $80 million at December 31, 2022. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $30 million at December 31, 2023 and $46 million at December 31, 2022.

5. Loans Held for Investment
Loans held for investment consist of Private Education Loans and FFELP Loans. We use “Credit Cards” to refer to the suite of Credit Card loans that we previously held. At September 30, 2022, we transferred our Credit Card portfolio to loans held for sale and subsequently sold the Credit Card portfolio to a third party in May 2023. We recorded a loss of $4 million on the on the sale of the Credit Card portfolio in 2023. For additional information, see Note 6, “Loans Held for Sale” in this Form 10-K.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of December 31, 2023, 33 percent of all our Private Education Loans were indexed to SOFR. As of December 31, 2022, 45 percent of all our Private Education Loans were indexed to LIBOR or SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In 2021, we recognized $548 million in gains from the sale of approximately $4.24 billion of our Private Education Loans, including $3.98 billion of principal and $264 million in capitalized interest, to unaffiliated third parties. In 2022, we recognized $328 million in gains from the sale of approximately $3.34 billion of our Private Education Loans, including $3.13 billion of principal and $217 million in capitalized interest, to unaffiliated third parties. In 2023, we recognized $164 million in gains from the sale of approximately $3.15 billion of our Private Education Loans, including $2.93 billion of principal and $226 million in capitalized interest, to an unaffliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Note 12, “Borrowings - Unconsolidated VIEs” in this Form 10-K.

2023 Form 10-K — SLM CORPORATION F-31

5.	Loans Held for Investment (Continued)

Loans held for investment are summarized as follows:

As of December 31, (dollars in thousands)	2023	2022
Private Education Loans:
Fixed-rate	$13,985,791	$11,108,079
Variable-rate	7,040,053	9,195,609
Total Private Education Loans, gross	21,025,844	20,303,688
Deferred origination costs and unamortized premium/ (discount)	81,554	69,656
Allowance for credit losses	(1,335,105)	(1,353,631)
Total Private Education Loans, net	19,772,293	19,019,713

FFELP Loans	537,401	609,050
Deferred origination costs and unamortized premium/ (discount)	1,330	1,549
Allowance for credit losses	(4,667)	(3,444)
Total FFELP Loans, net	534,064	607,155
Loans held for investment, net	$20,306,357	$19,626,868

The estimated weighted average life of education loans in our portfolio was approximately 5.0 years at both December 31, 2023 and 2022.

The average balance and the respective weighted average interest rates of loans in our portfolio (net of unamortized premium/discount) are summarized as follows:

	2023		2022		2021
Years ended December 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,039,701	10.86%	$20,576,737	9.14%	$20,968,061	8.25%
FFELP Loans	574,218	7.19	662,194	4.62	718,186	3.43
Credit Cards(1)	—	—	—	—	14,982	4.67
Total portfolio	$21,613,919		$21,238,931		$21,701,229

(1) Credit Card loans were transferred to loans held for sale at September 30, 2022 and were subsequently sold to a third party in May 2023.
F-32 SLM CORPORATION — 2023 Form 10-K

5.	Loans Held for Investment (Continued)

Certain Collection Tools — Private Education Loans
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
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
Management continually monitors our credit administration practices and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback. In light of these considerations, we previously announced certain changes to our credit administration practices, including the imposition of limits on the number of forbearance months granted consecutively and the number of times certain extended or reduced repayment alternatives may be granted.
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
We also offer rate and term modifications to customers experiencing more severe hardship. In the fourth quarter of 2023, we developed additional modification programs tailored to the financial condition of individual borrowers. Pursuant
2023 Form 10-K — SLM CORPORATION F-33

5.	Loans Held for Investment (Continued)
to these additional modification programs, for our borrowers experiencing the most severe financial conditions, we currently may reduce the contractual interest rate on a loan to as low as 2.0 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Other borrowers experiencing severe hardship may not require as much assistance, however, given their circumstances. In those instances, we may reduce the contractual interest rate on a loan to a rate greater than 2.0 percent, and up to 8.0 percent, for a temporary period of up to two to four years, and in some instances may also permanently extend the final maturity of the loan.
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. We believe by tailoring the modification programs to the borrower’s current financial condition and not having a one size fits all approach, we increase the likelihood the borrower will be able to make the modified payments and avoid default. This approach of giving different interest rate reductions to different borrowers experiencing more severe hardship also helps us better manage the overall assistance we provide to borrowers. We currently limit the granting of a permanent extension of the final maturity date of a loan under our loan modification programs to one time over the life of the loan. We also currently permit two consecutive rate reductions so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We also now limit the number of interest rate reductions to twice over the life of the loan.
While there are limitations to our estimate of the future impact of the various credit administration practices changes we have implemented, we expect that the credit administration practices described above, including the changes we implemented in 2021, will accelerate periodic defaults and will increase periodic defaults in our Private Education Loan held for investment portfolio. For 2021, we increased our allowance for credit losses as a result of the new credit administration practices. In 2022, we further increased our allowance for credit losses to reflect higher expected future periodic defaults in both the near term (reasonable and supportable period) and long term. This change reflected our estimate that the elevated default rates experienced in the latter half of 2022 that continued into 2023 would eventually decline over time. Among the measures that we have implemented and may modify further and expect may partly offset or moderate any acceleration of or increase in defaults will be greater focus on the risk assessment process to ensure borrowers are mapped to the appropriate program, better utilization of existing loss mitigation programs (e.g., Graduated Repayment Period program (“GRP”) and rate modifications), the use of a program offering short-term payment reductions (permitting interest-only payments for up to six months) for certain early-stage delinquencies, and implementation of potential new risk mitigation and collection strategies.
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
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2023 and 2022, we had $151 million and $135 million, respectively, of Private Education Loans held for investment and $45 million and $68 million, respectively, of FFELP Loans held for investment which were more than 90 days delinquent that continue to accrue interest. At December 31, 2023, we had an immaterial amount of loans in nonaccrual status. At December 31, 2022, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP Loans or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2023 and 2022, we had $1.4 billion and $2.7 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 12, “Borrowings” in this Form 10-K. We did not have any FFELP Loans pledged at December 31, 2023 or 2022.
Loans Held for Investment by Region
At December 31, 2023 and 2022, 43.5 percent and 43.1 percent, respectively, of total education loans were concentrated in the following states:
F-34 SLM CORPORATION — 2023 Form 10-K

5.	Loans Held for Investment (Continued)

As of December 31,	2023	2022
California	10.1%	9.8%
New York	9.0	9.1
Pennsylvania	7.2	7.4
Texas	6.3	6.0
New Jersey	5.6	5.8
Florida	5.3	5.0
	43.5%	43.1%

No other state had a concentration of total education loans in excess of 5 percent of the aggregate outstanding education loans held for investment.
6. Loans Held for Sale
We had no loans held for sale at December 31, 2023 and $29 million in loans held for sale at December 31, 2022. The balance at December 31, 2022 was comprised of our Credit Card loan portfolio. At September 30, 2022, when the loans were transferred to held for sale, we reversed $2.4 million through the provisions for credit losses for the allowance related to these loans. At September 30, 2022, we wrote down this loan portfolio to its estimated fair value through a charge-off to the allowance for credit losses of $1.5 million. In May 2023, we sold our Credit Card loan portfolio to a third party. This transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We recorded a loss of $4 million related to the sale in the second quarter of 2023.

7. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses, — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses, — Allowance for Credit Card Loans,” for a more detailed discussion.

2023 Form 10-K — SLM CORPORATION F-35

7.	Allowance for Credit Losses (Continued)

Allowance for Credit Losses Metrics

Year Ended December 31, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$3,444	$1,353,631	$1,357,075
Transfer from unfunded commitment liability(1)	—	320,237	320,237
Provisions:
Provision for current period	2,224	240,347	242,571
Loan sale reduction to provision	—	(205,383)	(205,383)
Loans transferred to held-for-sale	—	—	—
Total provisions(2)	2,224	34,964	37,188
Net charge-offs:
Charge-offs	(1,001)	(420,095)	(421,096)
Recoveries	—	46,368	46,368
Net charge-offs	(1,001)	(373,727)	(374,728)
Ending Balance	$4,667	$1,335,105	$1,339,772
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,667	$1,335,105	$1,339,772
Loans(3):
Ending balance: collectively evaluated for impairment	$537,401	$21,025,844	$21,563,245
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,203,357	$1,203,357
Net charge-offs as a percentage of average loans in repayment(4)	0.23%	2.44%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.87%	6.01%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.15%	8.43%
Allowance coverage of net charge-offs	4.66	3.57
Ending total loans, gross	$537,401	$21,025,844
Average loans in repayment(4)	$433,225	$15,310,934
Ending loans in repayment(4)	$406,568	$15,409,814
Accrued interest to be capitalized on loans in repayment(6)	$—	$435,807
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Year Ended December 31, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$34,964
Provisions for unfunded loan commitments	308,275
Total Private Education Loan provisions for credit losses	343,239

Other impacts to the provisions for credit losses:
FFELP Loans	2,224
Total	2,224
Provisions for credit losses reported in consolidated statements of income	$345,463
(3) For the year ended December 31, 2023, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
F-36 SLM CORPORATION — 2023 Form 10-K

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2022 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,077	$1,158,977	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	—	344,310	—	344,310
Provisions:
Provision for current period	(20)	410,254	3,301	413,535
Loan sale reduction to provision	—	(174,231)	—	(174,231)
Loans transferred to held-for-sale	—	—	(2,372)	(2,372)
Total provisions(2)	(20)	236,023	929	236,932
Net charge-offs:
Charge-offs	(613)	(427,416)	(3,215)	(431,244)
Recoveries	—	41,737	5	41,742
Net charge-offs	(613)	(385,679)	(3,210)	(389,502)
Ending Balance	$3,444	$1,353,631	$—	$1,357,075
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,444	$1,353,631	$—	$1,357,075
Loans(3):
Ending balance: collectively evaluated for impairment	$609,050	$20,303,688	$—	$20,912,738
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$936,837	$—	$936,837
Net charge-offs as a percentage of average loans in repayment(4)	0.12%	2.55%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.57%	6.37%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.76%	8.76%	—%
Allowance coverage of net charge-offs	5.62	3.51	—
Ending total loans, gross	$609,050	$20,303,688	$—
Average loans in repayment(4)	$517,139	$15,103,123	$—
Ending loans in repayment(4)	$453,915	$15,129,550	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$324,384	$—
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
2023 Form 10-K — SLM CORPORATION F-37

7.	Allowance for Credit Losses (Continued)

Year Ended December 31, 2021 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards	Total
Allowance for Credit Losses
Beginning balance	$4,378	$1,355,844	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	—	301,655	—	301,655
Provisions:
Provision for current period	20	(233,852)	1,124	(232,708)
Loan sale reduction to provision	—	(66,460)	—	(66,460)
Loans transferred to held-for-sale	—	1,887	—	1,887
Total provisions(2)	20	(298,425)	1,124	(297,281)
Net charge-offs:
Charge-offs	(321)	(229,591)	(356)	(230,268)
Recoveries	—	29,494	12	29,506
Net charge-offs	(321)	(200,097)	(344)	(200,762)
Ending Balance	$4,077	$1,158,977	$2,281	$1,165,335
Allowance:
Ending balance: individually evaluated for impairment	$—	$47,712	$—	$47,712
Ending balance: collectively evaluated for impairment	$4,077	$1,111,265	$2,281	$1,117,623
Loans:
Ending balance: individually evaluated for impairment	$—	$1,057,665	$—	$1,057,665
Ending balance: collectively evaluated for impairment	$695,216	$19,659,198	$25,014	$20,379,428
Accrued interest to be capitalized:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$947,391	$—	$947,391
Net charge-offs as a percentage of average loans in repayment(3)	0.06%	1.33%	2.24%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(4)	0.59%	5.35%	9.12%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(3)(4)	0.74%	7.32%	9.12%
Allowance coverage of net charge-offs	12.70	5.79	6.63
Ending total loans, gross	$695,216	$20,716,863	$25,014
Average loans in repayment(3)	$545,689	$15,019,869	$15,343
Ending loans in repayment(3)	$553,980	$15,511,212	$25,014
Accrued interest to be capitalized on loans in repayment(5)	$—	$312,537	$—
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
(4) Accrued interest to be capitalized on Private Education Loans only.
(5) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest payment status after any applicable grace period (but, for purposes of the table, does not include interest on those loans while they are in forbearance).
F-38 SLM CORPORATION — 2023 Form 10-K

7.	Allowance for Credit Losses (Continued)

Private Education Loans Allowance for Credit Losses - Forecast Assumptions
In the fourth quarter of 2022, we changed our loss model to include forecasts of college graduate unemployment, retail sales, and median family income in determining the adequacy of the allowance for credit losses. Prior to this change, we used forecasts of college graduate unemployment and the Consumer Price Index in our loss forecasting models. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At January 1, 2020 (the initial adoption date of CECL), December 31, 2023, December 31, 2022, and December 31, 2021, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provision for credit losses for the year ended December 31, 2023 was $345 million, compared with $633 million in the year-ago period. During 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were partially offset by $205 million in negative provisions recorded as a result of the approximately $3.15 billion in Private Education Loans sales during 2023 and an increase in recovery rates (as a result of the change in our defaulted loan recovery process). In the year-ago period, the provision for credit losses was primarily affected by new loan commitments made during the period, slower than expected prepayment rates, and additional management overlays, which were partially offset by negative provisions recorded related to $3.34 billion in Private Education Loans sold in 2022 and the adoption of a new loss model that included a reduction in the long-term estimate of losses after the reasonable and supportable period. Management overlays increased in 2022 due to several factors, including additional provisions for our expectation of higher future losses related to the previously announced credit administration practices changes we implemented in 2021, “gap year” loans, a shortage and lack of tenured collections staff, and other operational challenges we experienced in 2022. “Gap year” loans refer to loans to borrowers who took a “gap year” during the COVID-19 pandemic and entered full principal and interest repayment status starting in late 2021 and early 2022. Losses on these “gap year” loans were higher than expected and contributed to the higher provision expense recorded in 2022 to cover the higher-than-expected losses.
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
We adjust the terms of loans for certain borrowers when we believe such changes will help our customers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment alternative. Forbearance is granted prospectively for borrowers who are current in their payments and may be granted retroactively for certain delinquent borrowers.
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. We believe by tailoring the modification programs to the borrower’s current financial condition and not having a one size fits all approach, we increase the likelihood the borrower will be able to make the modified payments and avoid default. This approach of giving different interest rate reductions to different borrowers experiencing more severe hardship also helps us better manage the overall assistance we provide to borrowers. We currently limit the
2023 Form 10-K — SLM CORPORATION F-39

7.	Allowance for Credit Losses (Continued)
granting of a permanent extension of the final maturity date of a loan under our loan modification programs to one time over the life of the loan. We also currently permit two consecutive rate reductions so long as the borrower qualifies and makes three consecutive monthly payments at the reduced payment in connection with each rate reduction. We also now limit the number of interest rate reductions to twice over the life of the loan.
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
For additional information, see Note 2, “Significant Accounting Policies —Allowance for Credit Losses” in this Form 10-K.
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
The following tables show the amortized cost basis at the end of the respective reporting period of the loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification. When we approve a Private Education Loan at the beginning of an academic year, we do not always disburse the full amount of the loan at the time of approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We consider borrowers to be in financial difficulty after they have exited school and have difficulty making their scheduled principal and interest payments.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$48,637	0.22%	$331,889	1.48%
Total	$48,637	0.22%	$331,889	1.48%

F-40 SLM CORPORATION — 2023 Form 10-K

7.	Allowance for Credit Losses (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2022 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$30,569	0.14%	$295,547	1.37%
Total	$30,569	0.14%	$295,547	1.37%
The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Year Ended December 31, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.37% to 4.00%	Private Education Loans	Added a weighted average 10.20 years to the life of loans Reduced average contractual rate from 12.92% to 4.00%

Year Ended December 31, 2022
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 11.12% to 4.00%	Private Education Loans	Added a weighted average 10.40 years to the life of loans Reduced average contractual rate from 10.57% to 4.00%

Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, and — Allowance for FFELP Loan Losses” in this Form 10-K for a more detailed discussion.

2023 Form 10-K — SLM CORPORATION F-41

7.	Allowance for Credit Losses (Continued)
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

	Year Ended December 31, 2023			Year Ended December 31, 2022
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)
Loan Type:
Private Education Loans	$28,972	$30,862	$8,070	$22,925	$22,621	$6,331
Total	$28,972	$30,862	$8,070	$22,925	$22,621	$6,331
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification (or within the reporting period, for the loans shown in in the year-ago period, as the case may be).
(2) For the year ended December 31, 2023, the modified loans include $24.8 million of interest rate reduction and term extension loan modifications and $4.2 million of interest rate reduction only loan modifications. For the year ended December 31, 2022, the modified loans include $20.6 million of interest rate reduction and term extension loan modifications and $2.3 million of interest rate reduction only loan modifications.
(3) Represents the unpaid principal balance at the time of payment default.
(4) Represents the unpaid principal balance at the time of charge off.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified during the respective reporting periods (the full years 2023 and 2022, respectively).

	Payment Status (Amortized Cost Basis)
At December 31, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526
Total	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526

	Payment Status (Amortized Cost Basis)
At December 31, 2022 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
Total	$7,698	$289,134	$13,859	$8,809	$6,616	$326,116
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation). Deferment also includes loans that have entered a forbearance after the loan modification was granted.
(2)For purposes of this table, loans in repayment only include loans on which borrowers are making full principal and interest payments after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.

F-42 SLM CORPORATION — 2023 Form 10-K

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

As of December 31, 2023 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)	2018 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,903,676	$4,428,163	$2,516,380	$1,535,308	$1,378,699	$4,529,768	$18,291,994	87%
Without cosigner	586,443	660,576	421,042	283,781	253,601	528,407	2,733,850	13
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

FICO at Origination Approval(2):
Less than 670	$328,199	$395,526	$208,696	$118,935	$137,494	$451,613	$1,640,463	8%
670-699	635,642	704,642	400,744	254,762	257,840	868,777	3,122,407	15
700-749	1,383,779	1,586,783	934,033	590,401	545,333	1,709,299	6,749,628	32
Greater than or equal to 750	2,142,499	2,401,788	1,393,949	854,991	691,633	2,028,486	9,513,346	45
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

FICO Refreshed(2)(3):
Less than 670	$495,451	$638,381	$379,738	$217,956	$214,665	$791,875	$2,738,066	13%
670-699	616,684	672,777	365,674	193,462	176,963	564,245	2,589,805	12
700-749	1,347,094	1,477,310	836,747	498,414	445,244	1,361,073	5,965,882	28
Greater than or equal to 750	2,030,890	2,300,271	1,355,263	909,257	795,428	2,340,982	9,732,091	47
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

Seasoning(4):
1-12 payments	$2,514,079	$740,450	$440,293	$245,631	$208,941	$332,608	$4,482,002	21%
13-24 payments	—	2,675,956	303,045	167,532	165,577	384,760	3,696,870	18
25-36 payments	—	—	1,524,834	195,091	129,571	456,448	2,305,944	11
37-48 payments	—	—	—	902,938	208,521	446,350	1,557,809	7
More than 48 payments	—	—	—	116	706,097	2,985,015	3,691,228	18
Not yet in repayment	1,976,040	1,672,333	669,250	307,781	213,593	452,994	5,291,991	25
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

2023 Current period(5) gross charge-offs	$(1,812)	$(31,032)	$(70,331)	$(49,624)	$(50,585)	$(216,711)	$(420,095)
2023 Current period(5) recoveries	172	2,342	6,496	4,923	5,260	27,175	46,368
2023 Current period(5) net charge-offs	$(1,640)	$(28,690)	$(63,835)	$(44,701)	$(45,325)	$(189,536)	$(373,727)

Total accrued interest by origination vintage	$177,959	$408,800	$269,978	$152,094	$116,618	$229,116	$1,354,565
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2023.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2023 through December 31, 2023.

2023 Form 10-K — SLM CORPORATION F-43

7.	Allowance for Credit Losses (Continued)

As of December 31, 2022 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)	2017 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,656,111	$3,941,921	$2,208,033	$1,853,619	$1,402,828	$4,626,491	$17,689,003	87%
Without cosigner	620,422	605,238	376,589	319,041	213,014	480,381	2,614,685	13
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO at Origination Approval(2):
Less than 670	$326,991	$307,646	$158,606	$177,098	$143,674	$439,587	$1,553,602	8%
670-699	593,216	611,649	356,541	339,685	259,142	878,426	3,038,659	15
700-749	1,336,765	1,440,510	834,819	719,777	537,680	1,722,068	6,591,619	32
Greater than or equal to 750	2,019,561	2,187,354	1,234,656	936,100	675,346	2,066,791	9,119,808	45
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

FICO Refreshed(2)(3):
Less than 670	$443,868	$461,589	$242,310	$237,105	$204,894	$773,324	$2,363,090	12%
670-699	594,118	579,784	284,244	240,999	173,754	564,344	2,437,243	12
700-749	1,322,558	1,378,910	748,368	628,060	449,701	1,388,090	5,915,687	29
Greater than or equal to 750	1,915,989	2,126,876	1,309,700	1,066,496	787,493	2,381,114	9,587,668	47
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

Seasoning(4):
1-12 payments	$2,448,884	$636,073	$384,334	$330,316	$235,878	$424,636	$4,460,121	22%
13-24 payments	—	2,477,764	255,510	195,753	166,045	455,782	3,550,854	18
25-36 payments	—	—	1,366,398	257,534	126,223	489,157	2,239,312	11
37-48 payments	—	—	127	1,008,418	224,805	451,102	1,684,452	8
More than 48 payments	—	—	—	—	643,611	2,830,285	3,473,896	17
Not yet in repayment	1,827,649	1,433,322	578,253	380,639	219,280	455,910	4,895,053	24
Total	$4,276,533	$4,547,159	$2,584,622	$2,172,660	$1,615,842	$5,106,872	$20,303,688	100%

2022 Current period(5) gross charge-offs	$(2,224)	$(25,698)	$(48,271)	$(62,071)	$(57,505)	$(231,647)	$(427,416)
2022 Current period(5) recoveries	124	1,841	4,170	5,556	5,407	24,639	41,737
2022 Current period(5) net charge-offs	$(2,100)	$(23,857)	$(44,101)	$(56,515)	$(52,098)	$(207,008)	$(385,679)

Total accrued interest by origination vintage	$142,915	$315,308	$207,858	$184,832	$116,211	$210,438	$1,177,562
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

F-44 SLM CORPORATION — 2023 Form 10-K

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of December 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Total

Loans in-school/grace/deferment(1)	$1,976,040	$1,672,333	$669,250	$307,781	$213,593	$452,994	$5,291,991
Loans in forbearance(2)	19,265	93,079	58,438	35,450	31,818	85,989	324,039
Loans in repayment:
Loans current	2,469,817	3,254,534	2,131,040	1,416,069	1,323,825	4,213,986	14,809,271
Loans delinquent 30-59 days(3)	17,599	34,627	37,147	28,020	31,432	149,926	298,751
Loans delinquent 60-89 days(3)	5,720	17,227	20,077	16,614	15,482	75,897	151,017
Loans 90 days or greater past due(3)	1,678	16,939	21,470	15,155	16,150	79,383	150,775
Total Private Education Loans in repayment	2,494,814	3,323,327	2,209,734	1,475,858	1,386,889	4,519,192	15,409,814
Total Private Education Loans, gross	4,490,119	5,088,739	2,937,422	1,819,089	1,632,300	5,058,175	21,025,844
Private Education Loans deferred origination costs and unamortized premium/(discount)	35,616	18,556	9,465	5,809	3,556	8,552	81,554
Total Private Education Loans	4,525,735	5,107,295	2,946,887	1,824,898	1,635,856	5,066,727	21,107,398
Private Education Loans allowance for losses	(269,642)	(335,090)	(194,104)	(118,755)	(100,111)	(317,403)	(1,335,105)
Private Education Loans, net	$4,256,093	$4,772,205	$2,752,783	$1,706,143	$1,535,745	$4,749,324	$19,772,293

Percentage of Private Education Loans in repayment	55.6%	65.3%	75.2%	81.1%	85.0%	89.3%	73.3%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	1.0%	2.1%	3.6%	4.1%	4.5%	6.8%	3.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.8%	2.7%	2.6%	2.3%	2.2%	1.9%	2.1%

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
2023 Form 10-K — SLM CORPORATION F-45

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
F-46 SLM CORPORATION — 2023 Form 10-K

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
Loans in repayment(1):
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
2023 Form 10-K — SLM CORPORATION F-47

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

December 31, 2023	$1,354,565	$8,373	$9,897
December 31, 2022	$1,177,562	$6,609	$8,121
(1) The allowance for uncollectible interest at December 31, 2023 and 2022 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at December 31, 2023 and 2022, relates to $151 million and $240 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.2 billion and $937 million at December 31, 2023 and 2022, respectively) is reserved in the allowance for credit losses.
F-48 SLM CORPORATION — 2023 Form 10-K

8. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses, — Off-Balance Sheet Exposure for Contractual Loan Commitments” in this Form 10-K for additional information.
At December 31, 2023, we had $2.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2023/2024 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

Years ended December 31, (dollars in thousands)	2023		2022		2021
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$124,924	$1,995,808	$72,713	$1,776,976	$110,044	$1,673,018
Provision/New commitments - net(1)	308,275	6,602,803	396,521	6,180,805	264,324	5,512,841
Transfer - funded loans(2)	(320,237)	(6,377,534)	(344,310)	(5,961,973)	(301,655)	(5,408,883)
Ending Balance	$112,962	$2,221,077	$124,924	$1,995,808	$72,713	$1,776,976
(1)  Net of expirations of commitments unused. Also includes incremental provision for new commitments and changes to provision for existing commitments.
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
2023 Form 10-K — SLM CORPORATION F-49

9. Premises and Equipment, net

    The following is a summary of our premises and equipment.

As of December 31, (dollars in thousands)	2023	2022
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	122,301	122,243
Furniture, fixtures, and equipment	34,068	32,170
Software	106,422	97,140
Premises and equipment, gross	275,147	263,909
Accumulated depreciation	(145,646)	(123,181)
Premises and equipment, net	$129,501	$140,728

    Depreciation expense for premises and equipment was $18 million, $17 million, and $16 million for the years ended December 31, 2023, 2022, and 2021, respectively.

10. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the Nitro acquisition in the first quarter of 2022 and the Scholly acquisition in the third quarter of 2023. At December 31, 2023, we had $56 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combination,” in this Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. As a part of the 2023 annual impairment testing, we conducted a quantitative impairment test of goodwill associated with our education business services reporting unit. We utilized the income approach to estimate the fair value of the reporting unit. The income approach measures the value of the reporting unit’s future economic benefit determined by its discounted cash flows derived from our reporting unit’s internal forecast. Based on the quantitative analysis, we determined that the fair value of the reporting unit exceeded its carrying value. Thus, no impairment charges were recorded during the year ended December 31, 2023.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, developed technology, and partner relationships. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
In the fourth quarter of 2023, we determined that it was more likely than not that the Nitro trade name and trademark assets would not be used as originally intended due to changes in business strategy and, therefore, no longer held value. As a result, the Company performed an impairment review and wrote down the Nitro trade name and trademark to zero, which resulted in the recognition of a non-cash pre-tax impairment loss of $56 million. That impairment loss was recorded to acquired intangible assets impairment and amortization expense.

F-50 SLM CORPORATION — 2023 Form 10-K

10.	Goodwill and Acquired Intangibles Assets (Continued)

Acquired intangible assets include the following:

		December 31, 2023			December 31, 2022
(Dollars in thousands)	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks(2)(3)	4.0	$6,040	$(629)	$5,411	$68,470	$(5,706)	$62,764
Customer relationships(2)	4.6	8,920	(4,013)	4,907	5,670	(1,723)	3,947
Developed technology(2)	3.5	2,590	(908)	1,682	1,260	(350)	910
Partner relationships	2.5	730	(122)	608	—	—	—
Total acquired intangible assets		$18,280	$(5,672)	$12,608	$75,400	$(7,779)	$67,621
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.3 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 3.9 years.
(2) Trade name and trademarks, customer relationships, and developed technology at December 31, 2023 include $6 million, $3 million, and $1 million, respectively, related to the Scholly acquisition.
(3) In 2023, we fully impaired the Nitro trade name and trademarks asset for $56 million.
We recorded amortization of acquired intangible assets totaling approximately $10 million and $8 million in the years ended December 31, 2023 and 2022, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $5 million, $4 million, $3 million, and $1 million in 2024, 2025, 2026, and 2027.
2023 Form 10-K — SLM CORPORATION F-51

11. Deposits
The following table summarizes total deposits at December 31, 2023 and 2022.

As of December 31, (dollars in thousands)	2023	2022
Deposits - interest bearing	$21,651,657	$21,446,647
Deposits - non-interest bearing	1,531	1,424
Total deposits	$21,653,188	$21,448,071

Our total deposits of $21.7 billion were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits at December 31, 2023, compared with total deposits of $21.4 billion, which were comprised of $9.9 billion in brokered deposits and $11.5 billion in retail and other deposits, at December 31, 2022.
Interest bearing deposits as of December 31, 2023 and 2022 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion of our deposit total as of December 31, 2023, compared with $8.0 billion at December 31, 2022.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $12 million, $13 million, and $16 million in the years ended December 31, 2023, 2022, and 2021, respectively. Fees paid to third-party brokers related to brokered CDs were $8 million, $13 million, and $13 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Interest bearing deposits at December 31, 2023 and 2022 are summarized as follows:

	2023		2022
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,258,292	4.85%	$10,977,242	3.75%
Savings	945,000	4.35	982,586	3.15
Certificates of deposit	10,448,365	3.69	9,486,819	2.57
Deposits - interest bearing	$21,651,657		$21,446,647
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

F-52 SLM CORPORATION — 2022 Form 10-K

11.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

As of December 31, (dollars in thousands)	2023	2022
One year or less	$3,937,766	$3,224,573
After one year to two years	4,112,902	2,954,257
After two years to three years	1,881,371	1,904,919
After three years to four years	327,295	1,031,881
After four years to five years	188,802	324,375
After five years	229	46,814
Total	$10,448,365	$9,486,819

 As of December 31, 2023 and 2022, there were $478 million and $615 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $91 million and $59 million at December 31, 2023 and 2022, respectively.

2023 Form 10-K — SLM CORPORATION F-53

12. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2023 and 2022.

As of December 31, (dollars in thousands)	2023			2022
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$992,200	$992,200	$—	$988,986	$988,986
Total unsecured borrowings	—	992,200	992,200	—	988,986	988,986

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,585,254	3,585,254	—	3,462,363	3,462,363
Variable-rate	—	650,058	650,058	—	783,765	783,765
Total Private Education Loan term securitizations	—	4,235,312	4,235,312	—	4,246,128	4,246,128
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,235,312	4,235,312	—	4,246,128	4,246,128
Total	$—	$5,227,512	$5,227,512	$—	$5,235,114	$5,235,114

Short-term Borrowings
Secured Financings
On May 16, 2023, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until May 15, 2024. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on May 15, 2025 (or earlier, if certain material adverse events occur). At both December 31, 2023 and December 31, 2022, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Short-term borrowings have a remaining term to maturity of one year or less. The Secured Borrowing Facility’s contractual maturity is two years from the date of inception or renewal (one-year revolving period plus a one-year amortization period); however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. For the years ended December 31, 2023 and 2022, there were no outstanding short-term borrowings. The Secured Borrowing Facility also incurs a non-use fee based upon the facility’s maximum borrowing limit of $2 billion, for both 2023 and 2022, which is applied to the unfunded balance. The facility non-use fee was 55 basis points and 45 basis points in 2023 and 2022, respectively.

Long-term Borrowings
Unsecured Debt
On October 29, 2020, we issued at par an unsecured debt offering of $500 million of 4.20 percent Senior Notes due October 29, 2025. At December 31, 2023, the outstanding balance was $497 million.
On November 1, 2021, we issued an unsecured debt offering of $500 million, 3.125 percent Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2023, the outstanding balance was $495 million.

F-54 SLM CORPORATION — 2023 Form 10-K

12.	Borrowings (Continued)

Secured Financings
2023 Transactions
On March 15, 2023, we executed our $579 million SMB Private Education Loan Trust 2023-A term ABS transaction, which was accounted for as a secured financing. We sold $579 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $572 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.06 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.53 percent. On December 31, 2023, $591 million of our Private Education Loans, including $551 million of principal and $40 million in capitalized interest, were encumbered because of this transaction.
On August 16, 2023, we executed our $568 million SMB Private Education Loan Trust 2023-C term ABS transaction, which was accounted for as a secured financing. We sold $568 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $568 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.93 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.69 percent. On December 31, 2023, $620 million of our Private Education Loans, including $579 million of principal and $41 million in capitalized interest, were encumbered because of this transaction.
2022 Transactions
On August 9, 2022, we executed our $575 million SMB Private Education Loan Trust 2022-C term ABS transaction, which was accounted for as a secured financing. We sold $575 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $575 million of gross proceeds. The Class A and Class B notes had a weighted average life of 4.69 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.76 percent. At December 31, 2023, $543 million of our Private Education Loans, including $513 million of principal and $30 million in capitalized interest, were encumbered because of this transaction.
Pre-2022 Transactions
Prior to 2022, we executed a total of $9.81 billion in ABS transactions that were accounted for as secured financings. At December 31, 2023, $4.02 billion of our Private Education Loans, including $3.90 billion of principal and $128 million in capitalized interest, were encumbered as a result of these transactions.
The following table summarizes the outstanding long-term borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums. The long-term borrowings amortize over time and mature serially from 2025 to 2053.

	December 31, 2023		Year Ended December 31, 2023	December 31, 2022		Year Ended December 31, 2022
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Long-term borrowings:
Floating-rate borrowings	$650,058	6.51%	$715,409	$783,765	5.26%	$898,002
Fixed-rate borrowings	4,577,454	3.52	4,605,806	4,451,349	2.93	4,571,690
Total long-term borrowings	$5,227,512	3.89%	$5,321,215	$5,235,114	3.28%	$5,469,692

2023 Form 10-K — SLM CORPORATION F-55

12.	Borrowings (Continued)

As of December 31, 2023, the maturities of our brokered CDs and borrowings are summarized below.

As of December 31, 2023 (dollars in thousands)	Brokered CDs	Unsecured Debt	Secured Borrowings(1)	Total

2024	$2,385,510	$—	$721,038	$3,106,548
2025	2,768,889	497,567	710,111	3,976,567
2026	1,832,740	494,633	663,588	2,990,961
2027	151,131	—	592,381	743,512
2028	146,459	—	496,386	642,845
2029 and after	—	—	1,051,808	1,051,808
	7,284,729	992,200	4,235,312	12,512,241
Hedge accounting adjustments	(1,306)	—	—	(1,306)
Total	$7,283,423	$992,200	$4,235,312	$12,510,935
(1) We view our secured borrowings as long-term based on the contractual maturity dates ranging from 2031 to 2053. However, the actual maturity of our secured borrowings depends on the prepayment speeds of the underlying collateralized loans. To disclose how we expect this debt to pay down over time, the maturities for our secured borrowings are based on the projected bond principal paydowns using the current estimated loan prepayment speeds.

Secured Financings
The following summarizes our secured financings issued in 2022 and 2023:

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2022-C	August 2022	575,000	SOFR plus 1.76%	4.69
Total notes issued in 2022		$575,000

Total loan and accrued interest amount securitized at inception in 2022(2)		$674,387

2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
2023-C	August 2023	$568,000	SOFR plus 1.69%	4.93
Total notes issued in 2023		$1,147,000

Total loan and accrued interest amount securitized at inception in 2023(3)		$1,292,507
(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At December 31, 2023, $543 million of our Private Education Loans, including $513 million of principal and $30 million in capitalized interest, were encumbered related to these transactions.
(3) At December 31, 2023, $1.21 billion of our Private Education Loans, including $1.13 billion of principal and $81 million in capitalized interest, were encumbered related to these transactions.
F-56 SLM CORPORATION — 2023 Form 10-K

12.	Borrowings (Continued)

Consolidated Funding Vehicles

    We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of December 31, 2023 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$311,697	$6,001,073
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$312,763	$6,002,139

As of December 31, 2022 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$286,093	$5,876,414
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,246,128	$4,246,128	$5,433,602	$156,719	$287,159	$5,877,480
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
2023 Form 10-K — SLM CORPORATION F-57

12.	Borrowings (Continued)

2023-D Transaction
On November 7, 2023, we closed an SMB Private Education Loan Trust 2023-D term ABS transaction (the “2023-D Transaction”), in which an unaffiliated third party sold to the trust approximately $1.0 billion of Private Education Loans that the third-party seller previously purchased from us on October 13, 2023. Sallie Mae Bank sponsored the 2023-D Transaction, is the servicer and administrator, and was the seller of an additional $53 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2023-D Transaction and we recorded a $1 million gain on sale associated with this transaction. In connection with the 2023-D Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2023-D Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
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
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	2023			2022
As of December 31, (dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$423,327	$54,481	$477,808	$329,188	$50,786	$379,974
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.
F-58 SLM CORPORATION — 2023 Form 10-K

12.	Borrowings (Continued)

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2023. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2023 and 2022.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2023 and December 31, 2022, the value of our pledged collateral at the FRB totaled $1.6 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2023 and 2022.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2023, $1.8 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.9 billion at December 31, 2023.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2023 was $(40) million and $(4) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2023 and 2022, we had a net positive exposure (derivative gain positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $9 million and $12 million, respectively.
2023 Form 10-K — SLM CORPORATION F-59

13.	Derivative Financial Instruments (Continued)
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate that $36 million will be reclassified as a decrease to interest expense.
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
F-60 SLM CORPORATION — 2023 Form 10-K

13.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2023 and 2022, and their impact on earnings and other comprehensive income for the years ended December 31, 2023, 2022, and 2021.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
As of December 31, (dollars in thousands)		2023	2022	2023	2022	2023	2022	2023	2022
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$972	$—	$—	$—	$—	$—	$972
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(339)	—	(31)	(567)	—	—	(370)	(567)
Total net derivatives		$(339)	$972	$(31)	$(567)	$—	$—	$(370)	$405

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

(2)The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

As of December 31, (dollars in thousands)	Other Assets		Other Liabilities
	2023	2022	2023	2022
Gross position(1)	$—	$972	$(370)	$(567)
Impact of master netting agreement	—	(567)	—	567
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	405	(370)	—
Cash collateral pledged(2)	9,228	11,162	—	—
Net position	$9,228	$11,567	$(370)	$—
    __________
(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
As of December 31, (dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022

Interest rate swaps	$1,203,783	$1,314,660	$702,309	$1,528,186	$—	$—	$1,906,092	$2,842,846
Net total notional	$1,203,783	$1,314,660	$702,309	$1,528,186	$—	$—	$1,906,092	$2,842,846

2023 Form 10-K — SLM CORPORATION F-61

13.	Derivative Financial Instruments (Continued)
As of December 31, 2023 and 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

As of December 31, (dollars in thousands) Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	2023	2022	2023	2022

Deposits	$(689,137)	$(1,494,087)	$12,910	$31,259

Impact of Derivatives on the Consolidated Statements of Income

Years Ended December 31, (dollars in thousands)	2023	2022	2021

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(26,054)	$16,308	$85,850
Hedged items recorded in interest expense	(18,350)	82,043	103,450
Derivatives recorded in interest expense	18,487	(82,063)	(103,431)
Total	$(25,917)	$16,288	$85,869

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$47,810	$3,658	$(20,852)
Total	$47,810	$3,658	$(20,852)

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$(248)	$(23,216)
Total	—	(248)	(23,216)
Total	$21,893	$19,698	$41,801

F-62 SLM CORPORATION — 2023 Form 10-K

13.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

Years Ended December 31, (dollars in thousands)	2023	2022	2021
Amount of gain (loss) recognized in other comprehensive income (loss)	$13,353	$97,389	$27,259
Less: Amount of gain (loss) reclassified in interest expense	47,810	3,658	(20,852)
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(34,457)	$93,731	$48,111

Cash Collateral
As of December 31, 2023, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at December 31, 2023 and 2022, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $9 million and $11 million at December 31, 2023 and 2022, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.
14. Stockholders’ Equity
Preferred Stock
At December 31, 2023, we had 2.5 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date, but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock were entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears, until the transition to SOFR in the third quarter of 2023. The first dividends on our Series B Preferred Stock that were based on a SOFR rate were declared dividends paid on December 15, 2023, which were based on the adjusted 3-month CME Term SOFR plus 170 basis points per annum in arrears, where the adjusted 3-month CME Term SOFR includes the LIBOR Benchmark Replacement Adjustment of 26.161 basis points. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets is made to holders of our common stock.
Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.20). At December 31, 2023, 220 million shares were issued and outstanding and 36 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Common Stock Dividends
In both the years ended December 31, 2023 and 2022, we paid a total common stock dividend of $0.44 per common share. In the year ended December 31, 2021, we paid a total common stock dividend of $0.20 per common share. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
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
2023 Form 10-K — SLM CORPORATION F-63

14.	Stockholders’ Equity (Continued)
Share Repurchases
On January 22, 2020, we announced a share repurchase program (the “2020 Share Repurchase Program”), which was effective upon announcement and expired on January 21, 2022, and permitted us to repurchase shares of common stock from time to time up to an aggregate repurchase price not to exceed $600 million.
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
In October 2021, our Board of Directors approved a $250 million increase in the amount of common stock that could be repurchased under our 2021 Share Repurchase Program, which expired on January 26, 2023. This was in addition to the original $1.25 billion of authorization announced on January 27, 2021, for a total 2021 Share Repurchase Program authorization of $1.5 billion. Of the total $1.5 billion 2021 Share Repurchase Program authorization, we repurchased 81.1 million shares of common stock for $1.46 billion in the year ended December 31, 2021. (Those amounts include the shares repurchased under the Tender Offer described below.) We also repurchased 2.0 million shares of common stock under the 2021 Share Repurchase Program for $38 million in the three months ended March 31, 2022. We have utilized all capacity under the 2021 Share Repurchase Program.
On January 26, 2022, we announced another share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. Under the 2022 Share Repurchase Program, we repurchased 22.3 million shares of common stock at an average price per share of $15.64, for $349 million in the year ended December 31, 2023, and we repurchased 38.2 million shares of common stock at an average price per share of $17.52, for $669 million in the year ended December 31, 2022. There was $236 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2023. Any capacity remaining unused under the 2022 Share Repurchase Program on January 25, 2024 expired on that date pursuant to the terms of the 2022 Share Repurchase Program.
On January 24, 2024, we announced a new share repurchase program (the “2024 Share Repurchase Program”), which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million.
Under the 2024 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2024 Share Repurchase Program or at all.
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
F-64 SLM CORPORATION — 2023 Form 10-K

14.	Stockholders’ Equity (Continued)
Share Repurchases under our Rule 10b5-1 Trading Plans
During the years ended December 31, 2023, 2022, and 2021, we repurchased 22 million, 40 million, and 57 million shares, respectively, of our common stock at a total cost of $349 million, $708 million, and $1.1 billion, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

The following table summarizes our common share repurchases and issuances associated with these programs.

Years Ended December 31, (shares and per share amounts in actuals)	2023	2022	2021
Common stock repurchased under repurchase programs(1)(2)(3)	22,341,595	40,253,548	98,748,905
Average purchase price per share(4)	$15.64	$17.58	$17.37
Shares repurchased related to employee stock-based compensation plans(5)	1,099,241	1,135,509	1,368,942
Average purchase price per share	$15.46	$18.36	$14.70
Common shares issued(6)	3,109,276	3,107,768	3,786,581

(1)      Common shares purchased under our share repurchase programs. We have utilized all capacity under our 2021 Share Repurchase Program. There was $236 million of capacity remaining under the 2022 Share Repurchase Program at December 31, 2023.
(2)      For the year ended December 31, 2021, the amount includes 13 million shares related to the accelerated share repurchase agreement described above.
(3)      For the year ended December 31, 2021, the amount includes 28.5 million shares related to the settlement of our common stock Tender Offer described above.
(4)       Average purchase price per share includes purchase commission costs and excise taxes.
(5)      Comprised of shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(6)      Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on December 29, 2023 was $19.12.
2023 Form 10-K — SLM CORPORATION F-65

15. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

Years ended December 31, (dollars in thousands, except per share data)	2023	2022	2021
Numerator:
Net income	$581,391	$469,014	$1,160,513
Preferred stock dividends	17,705	9,029	4,736
Net income attributable to SLM Corporation common stock	$563,686	$459,985	$1,155,777
Denominator:
Weighted average shares used to compute basic EPS	231,411	258,439	314,993
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,652	3,064	4,919
Weighted average shares used to compute diluted EPS	234,063	261,503	319,912

Basic earnings per common share	$2.44	$1.78	$3.67

Diluted earnings per common share	$2.41	$1.76	$3.61

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)     For the years ended December 31, 2023, 2022, and 2021, securities covering approximately 1 million shares, 1 million shares, and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

F-66 SLM CORPORATION — 2023 Form 10-K

16. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2023, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors.
The SLM Corporation 2021 Omnibus Incentive Plan was approved by shareholders on June 8, 2021, and at December 31, 2023, 16 million shares were authorized to be issued from this plan.
We also maintain an Employee Stock Purchase Plan (the “ESPP”). The number of shares authorized under the plan at December 31, 2023 was 14 million shares.
Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 was $36 million, $34 million, and $31 million, respectively. As of December 31, 2023, there was $22 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units, performance stock units, and ESPP awards, which is expected to be recognized over a weighted average period of 1.4 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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
There were no stock options granted in the year ended December 31, 2023.
2023 Form 10-K — SLM CORPORATION F-67

16.	Stock-Based Compensation Plans and Arrangements (Continued)

 The following table summarizes stock option activity for the year ended December 31, 2023.

(Dollars in thousands, shares and per share amounts in actuals)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2022	1,066,197	$17.59
Granted	—	—
Exercised(2)	—	—
Canceled	—	—
Outstanding at December 31, 2023(3)	1,066,197	$17.59	0.2 years	$1,629
Exercisable at December 31, 2023	—	$—	—	$—

(1)The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2023 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2023.
(2)No options were exercised in the years ended December 31, 2023 and 2022. The total intrinsic value of options exercised was $2 million for the year ended December 31, 2021.
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

The following table summarizes restricted stock activity for the year ended December 31, 2023.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	79,710	$15.68
Granted	83,479	16.47
Vested(1)	(79,710)	15.68
Canceled	—	—
Non-vested at December 31, 2023(2)	83,479	$16.47
(1)The total fair value of shares that vested during the years ended December 31, 2023, 2022, and 2021 was $1 million, $1 million, and $1 million, respectively.
(2)As of December 31, 2023, there was $0.6 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.
F-68 SLM CORPORATION — 2023 Form 10-K

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
Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs is based on our stock price at the grant date. The fair value of each PSU grant was estimated on the date of grant using the Monte Carlo simulation-pricing model.
The following table summarizes RSU and PSU activity for the year ended December 31, 2023.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,248,945	$15.44
Granted	2,932,239	14.30
Vested and converted to common stock(1)	(2,746,671)	12.68
Canceled	(87,519)	16.63
Outstanding at December 31, 2023(2)	4,346,994	$16.39
(1)The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2023, 2022, and 2021 was $35 million, $34 million, and $31 million, respectively.
(2)As of December 31, 2023, there was $21 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.5 years.

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

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

Years ended December 31, (per share amounts in actuals)	2023	2022	2021
Risk-free interest rate	5.31%	3.02%	0.07%
Expected volatility	38%	39%	34%
Expected dividend rate	2.73%	2.78%	0.66%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$4.14	$4.17	$4.93
The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the zero-coupon U.S. Treasury STRIPS rate at the grant date consistent with the expected life.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2023, there was less than $1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized by July 2024.
2023 Form 10-K — SLM CORPORATION F-69

16.	Stock-Based Compensation Plans and Arrangements (Continued)
During the years ended December 31, 2021 and 2023, plan participants purchased approximately 496,000 shares and 195,000 shares, respectively, of our common stock. No shares were purchased for the year ended December 31, 2022, as our stock price on July 31, 2022 was less than the offering price for the ESPP plan.

17. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for the consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies — Fair Value Measurement” in this Form 10-K.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	2023				2022
As of December 31, (dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:

Trading investments	$—	$—	$54,481	$54,481	$—	$—	$55,903	$55,903
Available-for-sale investments	—	2,411,622	—	2,411,622	—	2,342,089	—	2,342,089
Derivative instruments	—	—	—	—	—	972	—	972
Total	$—	$2,411,622	$54,481	$2,466,103	$—	$2,343,061	$55,903	$2,398,964

Liabilities:
Derivative instruments	$—	$(370)	$—	$(370)	$—	$(567)	$—	$(567)
Total	$—	$(370)	$—	$(370)	$—	$(567)	$—	$(567)

F-70 SLM CORPORATION — 2023 Form 10-K

17.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

As of December 31, (dollars in thousands)	2023			2022
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,229,045	$19,772,293	$2,456,752	$21,062,548	$19,019,713	$2,042,835
FFELP Loans	542,775	534,064	8,711	618,186	607,155	11,031
Loans held for sale	—	—	—	29,448	29,448	—
Cash and cash equivalents	4,149,838	4,149,838	—	4,616,117	4,616,117	—
Trading investments	54,481	54,481	—	55,903	55,903	—
Available-for-sale investments	2,411,622	2,411,622	—	2,342,089	2,342,089	—
Accrued interest receivable	1,448,766	1,379,904	68,862	1,237,074	1,202,059	35,015
Tax indemnification receivable	—	—	—	2,816	2,816	—
Derivative instruments	—	—	—	972	972	—
Total earning assets	$30,836,527	$28,302,202	$2,534,325	$29,965,153	$27,876,272	$2,088,881
Interest-bearing liabilities:
Money-market and savings accounts	$11,134,883	$11,203,292	$68,409	$11,854,849	$11,959,828	$104,979
Certificates of deposit	10,380,684	10,448,365	67,681	9,175,339	9,486,819	311,480
Long-term borrowings	4,873,690	5,227,512	353,822	4,813,233	5,235,114	421,881
Accrued interest payable	105,066	105,066	—	71,586	71,586	—
Derivative instruments	370	370	—	567	567	—
Total interest-bearing liabilities	$26,494,693	$26,984,605	$489,912	$25,915,574	$26,753,914	$838,340

Excess of net asset fair value over carrying value			$3,024,237			$2,927,221

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.
Investments
Trading
Investments classified as trading are carried at fair value in the consolidated financial statements. Investments in residual class interests are valued using observable inputs in its cash flow modeling where available but many significant inputs are unobservable. Residual interests are not exchange traded nor do they have quoted market prices as they are unique and do not actively trade. As such, these are level 3 valuations.
At December 31, 2023 and December 31, 2022, we had $54 million and $56 million, respectively, classified as level 3 financial instruments carried at fair value on a recurring basis through earnings. At December 31, 2023 and December 31, 2022, $54 million and $51 million, respectively, represent the five percent vertical risk retentions in the residual classes of Private Education Loans sold through securitizations. Total gains/(losses), net included in earnings were $3 million in net gains in the year ended December 2023, compared to less than $1 million in net losses in the year-ago period. Settlements in the year ended December 31, 2023 were $1 million, compared to $13 million in the year-ago period. There
2023 Form 10-K — SLM CORPORATION F-71

17.	Fair Value Measurements (Continued)

were no transfers into or out of level 3 related to these residual interest investments during the years ended December 31, 2023 and 2022. The change in mark to market gains/(losses) on investments held as of the reporting date were $4 million in the year ended December 31, 2023, compared to $13 million in the year-ago period.
At December 31, 2022, $5 million of the total trading investment balance included a debt security investment which was converted to an equity investment (classified in other investments) in the first quarter of 2023. Total interest income included in earnings was less than $1 million for both of the years ended December 31, 2023 and 2022. There were no transfers into or out of level 3 related to this investment. There were no market value adjustments recorded related to this investment in the years ended December 31, 2023 and 2022.
The fair value at December 31, 2023 of the residual interests classified as level 3 valuations was $54 million. The residual interest investments are the projected future cash flows representing the difference between the securitized trust’s asset cash flows and the related outflows to the bondholders and for other fees. The residual investments are valued using an internal discounted cash flow model to arrive at the net present value of expected trust residual distributions. These instruments are not actively traded, nor do they have quoted market prices. As a result, unobservable model input assumptions are made regarding the expected CPR and the probability of defaults of the loans in the securitization trusts. At December 31, 2023, the range (average by volume) of the CPR input was 8.1 percent to 12.2 percent (average of 9.49 percent) and the range of the defaults input was 5.1 percent to 20.7 percent (average of 11.03 percent).
The significant inputs considered unobservable detailed above would be expected to have the following impacts to the valuations:
•A decrease in CPR would result in a longer weighted average life of the trust, resulting in a decrease to the valuation due to the delay in residual cash flows with the increased term. The opposite is true for an increase in the CPR.
•A decrease in the probability of defaults means increased principal receipts, resulting in an increase to the valuation due to the increase in residual cash flow.
•Conversely, an increase in the probability of defaults means decreased principal receipts, resulting in a decrease to the valuation due to the decrease in residual cash flow.
Available-for-Sale
Investments classified as available-for-sale are carried at fair value in the consolidated financial statements. Investments in mortgage-backed securities, U.S. government-sponsored enterprises and Treasury securities, and Utah Housing Corporation bonds are valued using observable market prices of similar assets. As such, these are level 2 valuations. The fair value of our non-residual vertical risk retention investments is estimated using pricing indications obtained from the investment bankers who participate in the asset-backed securities market. As such, these are level 2 valuations.
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
FFELP Loans
For FFELP Loans, the fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, and required return on equity. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate.  As such, these are level 3 valuations.
F-72 SLM CORPORATION — 2023 Form 10-K

17.	Fair Value Measurements (Continued)

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
Borrowings
Borrowings are accounted for at cost in the consolidated financial statements. The carrying value of short-term borrowings approximated fair value for disclosure purposes, due to the short-term nature of those borrowings. This is a level 1 valuation. The fair value of long-term borrowings is estimated using pricing indications obtained from the investment bankers who participate in the asset-backed securities market. This is a level 2 valuation.
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
The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to changes in the benchmark interest rate (SOFR). These valuations are determined through standard pricing models using the stated terms of the borrowings and observable yield curves.

2023 Form 10-K — SLM CORPORATION F-73

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

•In connection with the Spin-Off, we recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. As of December 31, 2023, the remaining balance of the indemnification receivable related to those uncertain tax positions was zero.

F-74 SLM CORPORATION — 2023 Form 10-K

18.	Arrangements with Navient Corporation (Continued)
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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel III regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank’s capital requirements or the calculation of its capital ratios.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On January 1 of 2023 and 2022, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2024, an additional 25 percent of the adjusted transition amounts was phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased-in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
2023 Form 10-K — SLM CORPORATION F-75

19.	Regulatory Capital (Continued)
At December 31, 2023, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2023

Retained earnings	$836,351	$(209,088)	$(209,088)	$418,175
Allowance for credit losses	1,038,145	(259,536)	(259,536)	519,073
Liability for unfunded commitments	104,377	(26,094)	(26,094)	52,189
Deferred tax asset	306,171	(76,542)	(76,542)	153,087

The Bank’s required and actual regulatory capital amounts and ratios under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At December 31, 2023 and December 31, 2022, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $115 million and $160 million, net of tax of $37 million and $52 million, respectively. The capital ratios would remain above the U.S. Basel III well capitalized thresholds if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

As of December 31, 2022(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,645,807	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,040,662	12.9%	$1,998,480	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,338,645	14.2%	$2,468,711	>	10.5%
Tier 1 Capital (to Average Assets)	$3,040,662	10.3%	$1,185,280	>	4.0%

(1)Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)For both December 31, 2023 and 2022, the actual amounts and the actual ratios include the respective adjusted transition amounts discussed above that were phased in at the beginning of 2023 and 2022.

F-76 SLM CORPORATION — 2023 Form 10-K

19.	Regulatory Capital (Continued)
Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $550 million, $700 million, and $1.4 billion in dividends to the Company for the years ended December 31, 2023, 2022, and 2021, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its repurchase programs.

20. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2023, 2022, and 2021, we contributed $8 million, $7 million, and $7 million, respectively, to this plan.

21. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At December 31, 2023, we had $2.2 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2023/2024 academic year. At December 31, 2023, we had a $113 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2,“Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in this Form 10-K and Note 8, “Unfunded Loan Commitments” in this Form 10-K for additional information.

Regulatory Matters
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB as part of the CFPB’s separate investigation relating to customer complaints, fees, and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient during a time period prior to the Spin-Off (the “CFPB Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB. Given the timeframe covered by the CID and the CFPB Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of this investigation.
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
2023 Form 10-K — SLM CORPORATION F-77

21.	Commitments, Contingencies and Guarantees (Continued)
related to the conduct of the pre-Spin-Off consumer banking business that were specifically assumed by the Bank (and as to which the Bank is obligated to indemnify Navient). Navient has acknowledged its indemnification obligations under the Separation and Distribution Agreement, in connection with the previously disclosed investigation matters and the now resolved multistate litigation. Navient has informed the Bank, however, that it believes the Bank may be responsible to indemnify Navient against certain potential liabilities arising from the above-described lawsuits under the Separation and Distribution Agreement and/or a separate loan servicing agreement between the parties, and has suggested that the parties defer further discussion regarding indemnification obligations, and reimbursement of ongoing legal costs, in connection with the lawsuits. The Bank disagrees with Navient’s position and the Bank has reiterated to Navient that Navient is responsible for promptly indemnifying the Bank against all liabilities arising out of the conduct of pre-Spin-Off SLM that are at issue.

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
F-78 SLM CORPORATION — 2023 Form 10-K

22. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

Years ended December 31,	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.8	4.1	3.1
Business credits	(1.3)	(1.5)	(0.8)
Other, net	1.8	2.0	1.4
Effective tax rate	25.3%	25.6%	24.7%

The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2023; due to business tax credits and the impact of state taxes, net of federal benefit, for the year ended December 31, 2022; and due to the impact of state taxes, net of federal benefit, for the year ended December 31, 2021.
Income tax expense consists of:

As of December 31, (dollars in thousands)	2023	2022	2021
Current provision (benefit):
Federal	$175,977	$205,954	$259,536
State	44,152	49,427	64,843
Total current provision (benefit)	220,129	255,381	324,379
Deferred provision (benefit):
Federal	(20,687)	(75,978)	47,240
State	(2,537)	(17,692)	8,132
Total deferred provision (benefit)	(23,224)	(93,670)	55,372
Provision for income tax expense	$196,905	$161,711	$379,751

2023 Form 10-K — SLM CORPORATION F-79

22.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

As of December 31, (dollars in thousands)	2023	2022
Deferred tax assets:
Loan reserves	$354,412	$362,368
Net unrealized losses	24,176	30,160
Accrued expenses not currently deductible	16,297	12,949
Unrecorded tax benefits	11,568	12,916
Research and development costs	26,519	10,929
Stock-based compensation plans	10,847	9,624
Acquired intangible assets	14,536	781
Operating loss carryovers	26	300
Other	1,426	3,837
Total deferred tax assets	459,807	443,864
Deferred tax liabilities:
Student loan premiums and discounts, net	15,908	14,065
Fixed assets	8,533	9,347
Federal deferred for state receivable	1,171	2,111
Other	614	397
Total deferred tax liabilities	26,226	25,920
Net deferred tax assets	$433,581	$417,944

Included in operating loss carryovers are state net operating losses of $223 million and $7 million as of December 31, 2023 and 2022, respectively. The Company has recorded a valuation allowance against these net operating losses of $223 million and $7 million, respectively. Also included in operating loss carryovers is a capital loss of $18 million and $16 million as of December 31, 2023 and 2022, respectively. The Company has recorded a full valuation allowance against this capital loss. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses and capital losses that management believes are more likely than not to expire prior to being realized. Included in net unrealized losses is a valuation allowance of $4 million and $4 million, respectively.
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
As of December 31, 2023, the state net operating loss carryforwards will begin to expire in 2029 and the capital losses in 2025.

F-80 SLM CORPORATION — 2023 Form 10-K

22.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

As of December 31, (dollars in thousands)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$79,366	$75,328	$63,134
Increases resulting from tax positions taken during a prior period	1,204	6,049	1,496
Decreases resulting from tax positions taken during a prior period	(250)	(1,327)	(1,481)
Increases resulting from tax positions taken during the current period	2,711	11,032	20,743
Decreases related to settlements with taxing authorities	(10,089)	(4,666)	(3,682)
Increases related to settlements with taxing authorities	—	—	96
Reductions related to the lapse of statute of limitations	(4,819)	(7,050)	(4,978)
Unrecognized tax benefits at end of year	$68,123	$79,366	$75,328

As of December 31, 2023, the gross unrecognized tax benefits are $68 million. Included in the $68 million are $59 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it was indemnified by Navient. See Note 2, “Significant Accounting Policies — Income Taxes” in this Form 10-K for additional details.

Tax-related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2023, 2022, and 2021, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $8 million, $8 million, and $10 million, respectively.

For the years ended December 31, 2023, 2022, and 2021, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $2 million, $(2) million, and $(1) million, respectively.
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
It is reasonably possible that the uncertain tax position reserve may decrease by as much as $21 million during the next 12 months due to the expiration of statutes of limitations and audit settlements. The reduction in the uncertain tax position reserve would be reflected as a tax benefit.

2023 Form 10-K — SLM CORPORATION F-81

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
Concentration Risk Associated with Deposit Products
Our ability to achieve our business goals, including funding our Private Education Loans, is heavily reliant on our ability to obtain deposits. We expect to compete for deposits based primarily on a combination of reputation, rate, and availability of information about our deposit products. Our competitors, many of whom have greater financial resources or lower costs than we do, may be more effective in attracting new deposits and retaining existing deposits such as by offering more competitive rates, dedicating more resources for advertising, or engaging in more effective forms of marketing.
At December 31, 2023, our brokered deposits represented 47 percent of our total deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing balances of all deposit types or obtain additional deposits of any type may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, general economic conditions, including high unemployment and decreased savings rates, and adverse developments in the financial services industry generally. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
F-82 SLM CORPORATION — 2023 Form 10-K

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

Parent Only Condensed Balance Sheets
At December 31, (dollars in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$237,857	$196,820
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,628,838	2,476,020
Tax indemnification receivable	—	2,816
Due from subsidiaries, net	63,679	100,543
Other assets	2,270	3,052
Total assets	$2,932,644	$2,779,251

Liabilities and Equity
Liabilities
Long-term borrowings	$992,200	$988,986
Income taxes payable, net	26,701	26,211
Other liabilities	32,946	37,084
Total liabilities	1,051,847	1,052,281

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 438.2 million and 435.1 million shares issued, respectively	87,647	87,025
Additional paid-in capital	1,148,689	1,109,072
Accumulated other comprehensive loss (net of tax benefit of $(24,176) and $(30,160), respectively)	(75,104)	(93,870)
Retained earnings	3,624,859	3,163,640
Total SLM Corporation stockholders’ equity before treasury stock	5,037,161	4,516,937
Less: Common stock held in treasury at cost: 217.9 million and 194.4 million shares, respectively	(3,156,364)	(2,789,967)
Total equity	1,880,797	1,726,970
Total liabilities and equity	$2,932,644	$2,779,251

2023 Form 10-K — SLM CORPORATION F-83

24.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income
Years ended December 31, (dollars in thousands)	2023	2022	2021
Interest income	$9,334	$4,084	$392
Interest expense	39,850	39,860	35,208
Net interest loss	(30,516)	(35,776)	(34,816)

Non-interest loss	(2,701)	(5,117)	(13,078)
Non-interest expenses	61,958	55,466	54,352
Loss before income tax benefit and equity in net income from subsidiaries	(95,175)	(96,359)	(102,246)
Income tax expense (benefit)	(6,942)	(10,351)	8,477
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	669,624	555,022	1,271,236
Net income	581,391	469,014	1,160,513
Preferred stock dividends	17,705	9,029	4,736
Net income attributable to SLM Corporation common stock	$563,686	$459,985	$1,155,777

F-84 SLM CORPORATION — 2023 Form 10-K

24.	Parent Only Statements (Continued)

Parent Only Condensed Statement of Cash Flows
Years ended December 31, (dollars in thousands)	2023	2022	2021

Cash flows from operating activities:
Net income	$581,391	$469,014	$1,160,513
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(669,624)	(555,022)	(1,271,236)
Dividends received from Sallie Mae Bank	550,000	699,500	1,444,500
Reduction of tax indemnification receivable	2,816	5,231	10,445
Amortization of unsecured debt upfront fees	2,643	2,651	2,663
Amortization of discount on unsecured borrowings	571	571	—
Loss on early extinguishment of unsecured debt	—	—	2,784
Acquisition related costs	952	2,603	—
(Increase) decrease in investment in subsidiaries, net	35,654	(9,179)	34,935
(Increase) decrease in due from subsidiaries, net	36,864	5,124	(58,310)
Increase in other assets	(13,422)	(20,533)	(16,964)
Increase (decrease) in income taxes payable, net	490	(8,713)	36,657
Decrease in payable due to entity that is a subsidiary of Navient	—	(101)	(8,430)
Increase (decrease) in other liabilities	(3,442)	(1,836)	2,165
Total adjustments	(56,498)	120,296	179,209
Net cash provided by operating activities	524,893	589,310	1,339,722

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	(14,654)	(127,654)	—
Net cash used in investing activities	(14,654)	(127,654)	—

Cash flows from financing activities:
Issuance costs for unsecured debt offering	—	(375)	(1,540)
Unsecured debt issued	—	—	492,135
Unsecured debt repaid	—	—	(202,784)
Common stock dividends paid	(101,233)	(112,961)	(60,462)
Preferred stock dividends paid	(17,705)	(9,029)	(4,736)
Common stock repurchased	(350,264)	(713,197)	(1,530,683)
Net cash used in financing activities	(469,202)	(835,562)	(1,308,070)
Net increase (decrease) in cash and cash equivalents	41,037	(373,906)	31,652
Cash and cash equivalents at beginning of year	196,820	570,726	539,074
Cash and cash equivalents at end of year	$237,857	$196,820	$570,726

2023 Form 10-K — SLM CORPORATION F-85

25. Selected Quarterly Financial Information (unaudited)

2023
(Dollars in thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net interest income	$405,068	$386,631	$384,628	$385,886
Less: provisions for credit losses	114,112	17,729	198,023	15,599
Net interest income after provisions for credit losses	290,956	368,902	186,605	370,287
Gains (losses) on sales of loans, net	(9)	124,754	(5)	35,550
Gains (losses) on securities, net	1,711	(1,213)	1,490	690
Other income	20,009	20,513	22,753	20,873
Total operating expenses	154,539	154,164	167,402	143,101
Acquired intangible assets impairment and amortization expense	2,272	2,245	2,834	59,013
Income tax expense	37,338	91,482	11,242	56,843
Net income	118,518	265,065	29,365	168,443
Preferred stock dividends	4,063	4,274	4,642	4,726
Net income attributable to SLM Corporation common stock	$114,455	$260,791	$24,723	$163,717
Basic earnings per common share(1)	$0.47	$1.11	$0.11	$0.73
Diluted earnings per common share(1)	$0.47	$1.10	$0.11	$0.72
Declared dividends per common share	$0.11	$0.11	$0.11	$0.11

(1) Basic and diluted earnings per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.

F-86 SLM CORPORATION — 2023 Form 10-K

25.	Selected Quarterly Financial Information (unaudited) (Continued)

2022
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$375,032	$362,808	$369,510	$381,431
Less: provisions for credit losses	98,050	30,545	207,598	297,260
Net interest income after provisions for credit losses	276,982	332,263	161,912	84,171
Gains on sales of loans, net	9,881	239,997	74,978	2,894
Gains (losses) on securities, net	(3,580)	667	891	(58,245)
Gains (losses) on derivative and hedging activities, net	(5)	—	—	—
Other income	15,629	17,589	19,234	14,708
Total operating expenses	132,006	131,730	149,964	137,762
Acquired intangible assets amortization expense	733	2,417	2,328	2,301
Income tax expense (benefit)	37,356	114,296	29,551	(19,492)
Net income (loss)	128,812	342,073	75,172	(77,043)
Preferred stock dividends	1,275	1,757	2,531	3,466
Net income (loss) attributable to SLM Corporation common stock	$127,537	$340,316	$72,641	$(80,509)
Basic earnings (loss) per common share(1)	$0.46	$1.30	$0.29	$(0.33)
Diluted earnings (loss) per common share(1)	$0.45	$1.29	$0.29	$(0.33)
Declared dividends per common share	$0.11	$0.11	$0.11	$0.11

(1) Basic and diluted earnings (loss) per common share attributable to SLM Corporation are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per common share information may not equal annual basic and diluted earnings (loss) per common share.

2023 Form 10-K — SLM CORPORATION F-87

26. Subsequent Event
2024 Loan Sales
On February 1, 2024, we sold approximately $2.0 billion of our Private Education Loans, including $1.9 billion in principal, $143 million in capitalized interest and $10 million in accrued interest to an unaffiliated third party. The gain on sale of loans sold expressed as a percentage was in the mid-to-high single-digits and will be recognized in the first-quarter 2024 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans pursuant to the terms of the applicable transaction documents.
F-88 SLM CORPORATION — 2023 Form 10-K