Form 10-Q
period 2024-03-31
SLM Corp
filed 2024-04-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2024, there were 220,275,834 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$3,584,013	$4,149,838
Investments:
Trading investments at fair value (cost of $44,978 and $43,412, respectively)	58,166	54,481
Available-for-sale investments at fair value (cost of $2,423,183 and $2,563,984, respectively)	2,271,108	2,411,622
Other investments	89,765	91,567
Total investments	2,419,039	2,557,670
Loans held for investment (net of allowance for losses of $1,350,058 and $1,339,772, respectively)	20,200,789	20,306,357
Restricted cash	147,809	149,669
Other interest-earning assets	7,572	9,229
Accrued interest receivable	1,386,487	1,379,904
Premises and equipment, net	127,414	129,501
Goodwill and acquired intangible assets, net	67,496	68,711
Income taxes receivable, net	277,733	366,247
Other assets	58,930	52,342
Total assets	$28,277,282	$29,169,468

Liabilities
Deposits	$20,903,456	$21,653,188
Long-term borrowings	4,976,882	5,227,512
Other liabilities	283,205	407,971
Total liabilities	26,163,543	27,288,671
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 440.2 million and 438.2 million shares issued, respectively	88,032	87,647
Additional paid-in capital	1,163,838	1,148,689
Accumulated other comprehensive loss (net of tax benefit of ($24,752) and ($24,176), respectively)	(77,291)	(75,104)
Retained earnings	3,884,694	3,624,859
Total SLM Corporation stockholders’ equity before treasury stock	5,310,343	5,037,161
Less: Common stock held in treasury at cost: 219.9 million and 217.9 million shares, respectively	(3,196,604)	(3,156,364)
Total equity	2,113,739	1,880,797
Total liabilities and equity	$28,277,282	$29,169,468

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Interest income:
Loans	$596,607	$582,784
Investments	14,507	11,331
Cash and cash equivalents	52,444	43,483
Total interest income	663,558	637,598
Interest expense:
Deposits	220,445	183,531
Interest expense on short-term borrowings	3,562	3,018
Interest expense on long-term borrowings	52,535	45,981
Total interest expense	276,542	232,530
Net interest income	387,016	405,068
Less: provisions for credit losses	12,041	114,112
Net interest income after provisions for credit losses	374,975	290,956
Non-interest income:
Gains (losses) on sales of loans, net	143,039	(9)
Gains on securities, net	2,118	1,711
Other income	29,001	20,009
Total non-interest income	174,158	21,711
Non-interest expenses:
Operating expenses:
Compensation and benefits	96,476	87,649
FDIC assessment fees	13,312	11,529
Other operating expenses	50,645	55,361
Total operating expenses	160,433	154,539
Acquired intangible assets amortization expense	1,215	2,272
Total non-interest expenses	161,648	156,811
Income before income tax expense	387,485	155,856
Income tax expense	97,554	37,338
Net income	289,931	118,518
Preferred stock dividends	4,653	4,063
Net income attributable to SLM Corporation common stock	$285,278	$114,455
Basic earnings per common share	$1.29	$0.47
Average common shares outstanding	220,416	241,497
Diluted earnings per common share	$1.27	$0.47
Average common and common equivalent shares outstanding	223,845	243,549
Declared dividends per common share	$0.11	$0.11

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2024	2023
Net income	$289,931	$118,518
Other comprehensive income (loss):
Unrealized gains on investments	286	35,556
Unrealized losses on cash flow hedges	(3,049)	(14,999)
Total unrealized gains (losses)	(2,763)	20,557
Income tax (expense) benefit	576	(5,020)
Other comprehensive income (loss), net of tax (expense) benefit	(2,187)	15,537
Total comprehensive income	$287,744	$134,055

See accompanying notes to consolidated financial statements.
SLM CORPORATION 5

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	118,518	—	118,518
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	15,537	—	—	15,537
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	134,055
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(26,635)	—	(26,635)
Preferred Stock, Series B ($1.62 per share)	—	—	—	—	—	—	—	—	(4,063)	—	(4,063)
Issuance of common shares	—	2,523,744	—	2,523,744	—	505	474	—	(982)	—	(3)
Stock-based compensation expense	—	—	—	—	—	—	11,536	—	—	—	11,536
Shares repurchased related to employee stock-based compensation plans	—	—	(949,431)	(949,431)	—	—	—	—	—	(14,765)	(14,765)
Balance at March 31, 2023	2,510,696	437,644,884	(195,395,127)	242,249,757	$251,070	$87,530	$1,121,082	$(78,333)	$3,250,478	$(2,804,732)	$1,827,095

See accompanying notes to consolidated financial statements.
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	289,931	—	289,931
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,187)	—	—	(2,187)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	287,744
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,278)	—	(24,278)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,653)	—	(4,653)
Issuance of common shares	—	1,925,920	—	1,925,920	—	385	1,359	—	(1,165)	—	579
Stock-based compensation expense	—	—	—	—	—	—	13,790	—	—	—	13,790
Common stock repurchased	—	—	(1,310,723)	(1,310,723)	—	—	—	—	—	(26,639)	(26,639)
Shares repurchased related to employee stock-based compensation plans	—	—	(683,247)	(683,247)	—	—	—	—	—	(13,601)	(13,601)
Balance at March 31, 2024	2,510,696	440,156,336	(219,880,502)	220,275,834	$251,070	$88,032	$1,163,838	$(77,291)	$3,884,694	$(3,196,604)	$2,113,739

See accompanying notes to consolidated financial statements.

SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating activities
Net income	$289,931	$118,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	12,041	114,112
Income tax expense	97,554	37,338
Amortization of brokered deposit placement fee	2,803	3,121
Amortization of Secured Borrowing Facility upfront fee	713	723
Amortization of deferred loan origination costs and loan premium/(discounts), net	3,229	3,421
Net amortization of discount on investments	(601)	(622)
Increase in tax indemnification receivable	—	(42)
Depreciation of premises and equipment	4,705	4,524
Acquired intangible assets amortization expense	1,215	2,272
Stock-based compensation expense	13,790	11,536
Unrealized (gains) losses on derivatives and hedging activities, net	20	(56)
(Gains) losses on sales of loans, net	(143,039)	9
Gains on securities, net	(2,118)	(1,711)
Other adjustments to net income, net	2,939	3,063
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(287,000)	(257,888)
Increase in non-marketable securities	(283)	—
Decrease (increase) in other interest-earning assets	1,657	(1,869)
Increase in other assets	(23,046)	(26,632)
(Decrease) increase in income taxes payable, net	(6,463)	2,483
(Decrease) increase in accrued interest payable	(15,738)	20,358
Decrease in other liabilities	(29,020)	(23,770)
Total adjustments	(366,642)	(109,630)
Total net cash (used in) provided by operating activities	(76,711)	8,888
Investing activities
Loans acquired and originated	(2,593,293)	(2,463,358)
Net proceeds from sales of loans held for investment and loans held for sale	2,149,774	(9)
Proceeds from FFELP Loan claim payments	10,819	11,274
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	751,120	912,681
Purchases of available-for-sale securities	(25,790)	(4,992)
Proceeds from sales and maturities of available-for-sale securities	279,700	73,352
Total net cash provided by (used in) investing activities	572,330	(1,471,052)
Financing activities
Brokered deposit placement fee	—	(2,634)
Net increase in certificates of deposit	31,555	515,909
Net decrease in other deposits	(787,295)	(167,836)
Borrowings collateralized by loans in securitization trusts - issued	—	569,871
Borrowings collateralized by loans in securitization trusts - repaid	(253,176)	(293,120)
Fees paid on Secured Borrowing Facility	—	(16)
Common stock dividends paid	(24,278)	(26,635)
Preferred stock dividends paid	(4,653)	(4,063)
Common stock repurchased	(25,457)	(4,005)
Total net cash (used in) provided by financing activities	(1,063,304)	587,471
Net decrease in cash, cash equivalents and restricted cash	(567,685)	(874,693)
Cash, cash equivalents and restricted cash at beginning of period	4,299,507	4,772,836
Cash, cash equivalents and restricted cash at end of period	$3,731,822	$3,898,143
Cash disbursements made for:
Interest	$284,041	$198,874
8 SLM CORPORATION

Income taxes paid	$7,280	$4,700
Income taxes refunded	$(1,001)	$(7,273)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,584,013	$3,716,379
Restricted cash	147,809	181,764
Total cash, cash equivalents and restricted cash	$3,731,822	$3,898,143

See accompanying notes to consolidated financial statements.
SLM CORPORATION 9

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
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

10 SLM CORPORATION

2. Investments
Trading Investments
We periodically sell Private Education Loans (as hereinafter defined) through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2024 and December 31, 2023, we had $58 million and $54 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of March 31, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$485,026	$—	$353	$(71,171)	$414,208
Utah Housing Corporation bonds	3,201	—	—	(292)	2,909
U.S. government-sponsored enterprises and Treasuries	1,396,341	—	—	(63,613)	1,332,728
Other securities	538,615	—	2,385	(19,737)	521,263
Total	$2,423,183	$—	$2,738	$(154,813)	$2,271,108

As of December 31, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$468,204	$—	$703	$(62,480)	$406,427
Utah Housing Corporation bonds	3,408	—	—	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	1,645,609	—	—	(66,870)	1,578,739
Other securities	446,763	—	603	(24,039)	423,327
Total	$2,563,984	$—	$1,306	$(153,668)	$2,411,622

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2024:
Mortgage-backed securities	$(1,650)	$98,678	$(69,521)	$286,434	$(71,171)	$385,112
Utah Housing Corporation bonds	—	—	(292)	2,909	(292)	2,909
U.S. government-sponsored enterprises and Treasuries	—	—	(63,613)	1,232,727	(63,613)	1,232,727
Other securities	(1,226)	63,358	(18,511)	201,538	(19,737)	264,896
Total	$(2,876)	$162,036	$(151,937)	$1,723,608	$(154,813)	$1,885,644

As of December 31, 2023:
Mortgage-backed securities	$(531)	$51,391	$(61,949)	$300,318	$(62,480)	$351,709
Utah Housing Corporation bonds	—	—	(279)	3,129	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	—	—	(66,870)	1,578,739	(66,870)	1,578,739
Other securities	(2,221)	90,725	(21,818)	241,253	(24,039)	331,978
Total	$(2,752)	$142,116	$(150,916)	$2,123,439	$(153,668)	$2,265,555

At March 31, 2024 and December 31, 2023, 228 of 258 and 213 of 248, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of March 31, 2024, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of March 31, 2024 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2024	449,757	442,325
2025	299,063	290,830
2026	548,807	504,757
2027	98,713	94,816
2038	68	68
2039	581	566
2042	2,252	1,928
2043	4,079	3,626
2044	4,467	4,047
2045	4,898	4,300
2046	7,451	6,498
2047	7,409	6,533
2048	2,008	1,923
2049	15,238	13,344
2050	106,282	83,558
2051	153,057	119,243
2052	51,825	44,160
2053	242,958	235,101
2054	86,866	79,516
2055	82,255	79,089
2056	210,422	209,947
2058	44,727	44,933
Total	$2,423,183	$2,271,108

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $578 million and $612 million par value of securities pledged to this borrowing facility at March 31, 2024 and December 31, 2023, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. At both March 31, 2024 and December 31, 2023, our total investment in these securities was $14 million.

SLM CORPORATION 13

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $70 million at March 31, 2024 and $72 million at December 31, 2023. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $23 million at March 31, 2024 and $30 million at December 31, 2023.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at March 31, 2024 and $11 million at December 31, 2023. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of March 31, 2024 and December 31, 2023, 29 percent and 33 percent, respectively, of all of our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first three months of 2024, we recognized $143 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.95 billion of principal and $151 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings - Unconsolidated VIEs” in this Form 10-Q. There were no loan sales in the first three months of 2023.

14 SLM CORPORATION

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Private Education Loans:
Fixed-rate	$14,788,341	$13,985,791
Variable-rate	6,164,005	7,040,053
Total Private Education Loans, gross	20,952,346	21,025,844
Deferred origination costs and unamortized premium/(discount)	80,868	81,554
Allowance for credit losses	(1,345,431)	(1,335,105)
Total Private Education Loans, net	19,687,783	19,772,293

FFELP Loans	516,363	537,401
Deferred origination costs and unamortized premium/(discount)	1,270	1,330
Allowance for credit losses	(4,627)	(4,667)
Total FFELP Loans, net	513,006	534,064
Loans held for investment, net	$20,200,789	$20,306,357

The estimated weighted average life of education loans in our portfolio was approximately 5.4 years and 5.0 years at March 31, 2024 and December 31, 2023, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2024		2023
Three Months Ended March 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,442,744	11.01%	$21,755,202	10.66%
FFELP Loans	527,012	7.24	602,072	6.87
Total portfolio	$21,969,756		$22,357,274

4. Allowance for Credit Losses
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime losses expected to be incurred in the loan portfolios. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, — Allowance for FFELP Loan Losses” in our 2023 Form 10-K for a more detailed discussion.

SLM CORPORATION 15

4.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

Three Months Ended March 31, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from unfunded commitment liability(1)	—	131,614	131,614
Provisions:
Provision for current period	83	94,476	94,559
Loan sale reduction to provision	—	(133,204)	(133,204)
Total provisions(2)	83	(38,728)	(38,645)
Net charge-offs:
Charge-offs	(123)	(93,874)	(93,997)
Recoveries	—	11,314	11,314
Net charge-offs	(123)	(82,560)	(82,683)
Ending Balance	$4,627	$1,345,431	$1,350,058
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,627	$1,345,431	$1,350,058
Loans(3):
Ending balance: collectively evaluated for impairment	$516,363	$20,952,346	$21,468,709
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,217,295	$1,217,295
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.12%	2.14%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.90%	6.07%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.17%	8.74%
Allowance coverage of net charge-offs (annualized)	9.40	4.07
Ending total loans, gross	$516,363	$20,952,346
Average loans in repayment(4)	$399,680	$15,407,495
Ending loans in repayment(4)	$393,820	$14,961,692
Accrued interest to be capitalized on loans in repayment(6)	$—	$440,259
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, 2024 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(38,728)
Provisions for unfunded loan commitments	50,686
Total Private Education Loan provisions for credit losses	11,958
Other impacts to the provisions for credit losses:
FFELP Loans	83
Total	83
Provisions for credit losses reported in consolidated statements of income	$12,041

(3) For the three months ended March 31, 2024, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
16 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Three Months Ended March 31, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards(7)	Total
Allowance for Credit Losses
Beginning balance	$3,444	$1,353,631	$—	$1,357,075
Transfer from unfunded commitment liability(1)	—	148,513	—	148,513
Provisions:
Provision for current period	739	56,334	730	57,803
Total provisions(2)	739	56,334	730	57,803
Net charge-offs:
Charge-offs	(256)	(95,085)	(741)	(96,082)
Recoveries	—	11,986	11	11,997
Net charge-offs	(256)	(83,099)	(730)	(84,085)
Ending Balance	$3,927	$1,475,379	$—	$1,479,306
Allowance(3):
Ending balance: collectively evaluated for impairment	$3,927	$1,475,379	$—	$1,479,306
Loans(3):
Ending balance: collectively evaluated for impairment	$592,318	$21,898,003	$—	$22,490,321
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,150,802	$—	$1,150,802
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.23%	2.11%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.66%	6.40%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	0.88%	9.00%	—%
Allowance coverage of net charge-offs (annualized)	3.83	4.44	—
Ending total loans, gross	$592,318	$21,898,003	$—
Average loans in repayment(4)	$451,451	$15,764,143	$—
Ending loans in repayment(4)	$446,214	$15,990,459	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$408,263	$—
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
(7) We use “Credit Cards” to refer to the suite of Credit Card loans that we previously held; we sold the Credit Card portfolio to a third party in May 2023.l
SLM CORPORATION 17

4.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses
Our loss model includes forecasts of college graduate unemployment, home price index, and median family income in determining the adequacy of the allowance for credit losses. We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurring. We determine which forecasts we will include in our estimation of the allowance for credit losses and the associated weightings for each of these inputs. At March 31, 2023, December 31, 2023, and March 31, 2024, we used the Base (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario with 10 percent likelihood of occurring)/S3 (downside scenario with 10 percent likelihood of occurring) scenarios and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provisions for credit losses for the three months ended March 31, 2024 decreased by $102 million compared with the year-ago period. During the three months ended March 31, 2024, the provision for credit losses was primarily affected by $133 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first three months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago quarter, the provision for credit losses was primarily affected by provisions for new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook and recovery rates.
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
18 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)
of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim.
For additional information, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies —Allowance for Credit Losses,” and Note 7, “Allowance for Credit Losses” in our 2023 Form 10-K.
Under our current forbearance practices, temporary forbearance of payments is generally granted in one-to-two month increments, for up to 12 months over the life of the loan, with 12 months of positive payment performance by a borrower required between grants (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan). See Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in our 2023 Form 10-K. In the first quarter of 2022, we adopted ASU No. 2022-02 (see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” in our 2023 Form 10-K). Under ASU No. 2022-02, if the debt has been previously restructured, an entity must consider the cumulative effect of past restructurings made within the 12-month period before the current restructuring when determining whether a delay in payment resulting from the current restructuring is insignificant. Due to our current forbearance practices, including the limitations on forbearances offered to borrowers, we do not believe the granting of forbearances will exceed the significance threshold and, therefore, we do not consider the forbearances as loan modifications.
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
In the fourth quarter of 2023, we developed additional modification programs tailored to the financial condition of individual borrowers. Pursuant to these additional modification programs, for our borrowers experiencing the most severe financial conditions, we currently may reduce the contractual interest rate on a loan to as low as 2 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Other borrowers experiencing severe hardship may not require as much assistance, however, given their circumstances. In those instances, we may reduce the contractual interest rate on a loan to a rate greater than 2 percent, and up to 8 percent, for a temporary period of two to four years, and in some instances may also permanently extend the final maturity of the loan. These new programs are reflected in the tables below.
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $10.5 million, representing 0.05 percent of the total Private Education Loan portfolio. This program added a weighted average of 6.6 years to the life of loans in the program. As of March 31, 2024, $9.8 million of these loans were in a current or deferred status, $0.4 million of these loans were 30-59 days past due, $0.08 million of these loans were 60-89 days past due, and $0.2 million of these loans were 90 days or greater past due. For the three months ended March 31, 2024, there were $0.2 million modified loans1 (with $0.2 million of unpaid principal balance at the time of default) in this program that defaulted within 12 months of receiving the term extension and no loans charged off within 12 months of receiving the term extension. We define payment default as 60 days past due for purposes of this disclosure.
1 Represents period-end amortized cost basis of Private Education Loans as of March 31, 2024.
SLM CORPORATION 19

4.	Allowance for Credit Losses (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$4,991	0.02%	$252,761	1.13%
Total	$4,991	0.02%	$252,761	1.13%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$12,902	0.06%	$81,780	0.35%
Total	$12,902	0.06%	$81,780	0.35%

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended March 31, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.15% to 3.94%	Private Education Loans	Added a weighted average 8.59 years to the life of loans Reduced average contractual rate from 12.57% to 3.71%

20 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Three Months Ended March 31, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 12.47% to 4.00%	Private Education Loans	Added a weighted average 10.19 years to the life of loans Reduced average contractual rate from 12.74% to 4.00%

Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, and — Allowance for FFELP Loan Losses” in our 2023 Form 10-K for a more detailed discussion.
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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)	Modified Loans(1)(2)	Payment Default(3)	Charge-Offs(4)
Loan Type:
Private Education Loans	$14,783	$14,496	$4,179	$11,624	$11,404	$4,628
Total	$14,783	$14,496	$4,179	$11,624	$11,404	$4,628
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification.
(2) For the three months ended March 31, 2024, the modified loans include $13.8 million of interest rate reduction and term extension loan modifications and $1.0 million of interest rate reduction only loan modifications. For the three months ended March 31, 2023, the modified loans include $10.4 million of interest rate reduction and term extension loan modifications and $1.2 million of interest rate reduction only loan modifications.
(3) Represents the unpaid principal balance at the time of payment default.
(4) Represents the unpaid principal balance at the time of charge off.

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following tables depict the performance of loans that have been modified during the respective reporting periods (first-quarter 2024 and full year 2023, respectively).

	Payment Status (Amortized Cost Basis)
At March 31, 2024 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$3,313	$244,289	$5,166	$2,476	$2,508	$257,752
Total	$3,313	$244,289	$5,166	$2,476	$2,508	$257,752

SLM CORPORATION 21

4.	Allowance for Credit Losses (Continued)

	Payment Status (Amortized Cost Basis)
At December 31, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526
Total	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526
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

As of March 31, 2024 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	2019 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$814,592	$5,130,203	$3,451,511	$2,089,098	$1,347,339	$5,440,233	$18,272,976	87%
Without cosigner	111,632	673,139	542,850	365,241	258,880	727,628	2,679,370	13
Total	$926,224	$5,803,342	$3,994,361	$2,454,339	$1,606,219	$6,167,861	$20,952,346	100%

FICO at Origination Approval(2):
Less than 670	$61,789	$424,857	$316,552	$176,921	$105,953	$546,958	$1,633,030	8%
670-699	129,467	816,049	553,845	332,430	226,123	1,041,796	3,099,710	15
700-749	288,936	1,783,230	1,243,850	779,798	522,793	2,082,333	6,700,940	32
Greater than or equal to 750	446,032	2,779,206	1,880,114	1,165,190	751,350	2,496,774	9,518,666	45
Total	$926,224	$5,803,342	$3,994,361	$2,454,339	$1,606,219	$6,167,861	$20,952,346	100%

FICO Refreshed(2)(3):
Less than 670	$84,355	$669,427	$541,494	$335,868	$205,407	$951,407	$2,787,958	13%
670-699	129,421	789,950	514,154	299,737	167,203	671,160	2,571,625	12
700-749	286,786	1,700,049	1,127,465	678,404	430,414	1,643,152	5,866,270	28
Greater than or equal to 750	425,662	2,643,916	1,811,248	1,140,330	803,195	2,902,142	9,726,493	47
Total	$926,224	$5,803,342	$3,994,361	$2,454,339	$1,606,219	$6,167,861	$20,952,346	100%

Seasoning(4):
1-12 payments	$484,203	$3,024,087	$508,182	$323,857	$191,566	$433,762	$4,965,657	24%
13-24 payments	—	277,441	2,095,039	206,882	147,749	467,866	3,194,977	15
25-36 payments	—	—	156,087	1,301,243	128,581	559,089	2,145,000	10
37-48 payments	—	—	—	80,631	798,248	529,743	1,408,622	7
More than 48 payments	—	—	—	—	71,116	3,564,277	3,635,393	17
Not yet in repayment	442,021	2,501,814	1,235,053	541,726	268,959	613,124	5,602,697	27
Total	$926,224	$5,803,342	$3,994,361	$2,454,339	$1,606,219	$6,167,861	$20,952,346	100%

2024 Current period(5) gross charge-offs	$(7)	$(2,683)	$(13,167)	$(14,125)	$(9,561)	$(54,331)	$(93,874)
2024 Current period(5) recoveries	—	212	1,397	1,518	1,033	7,154	11,314
2024 Current period(5) net charge-offs	$(7)	$(2,471)	$(11,770)	$(12,607)	$(8,528)	$(47,177)	$(82,560)

Total accrued interest by origination vintage	$15,497	$281,098	$365,340	$240,093	$138,852	$317,107	$1,357,987

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2024.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2024 through March 31, 2024.

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
(5)Current period refers to January 1, 2023 through December 31, 2023.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of March 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Total

Loans in-school/grace/deferment(1)	$442,021	$2,501,814	$1,235,053	$541,726	$268,959	$613,124	$5,602,697
Loans in forbearance(2)	1,205	34,042	115,729	69,721	42,974	124,286	387,957
Loans in repayment:
Loans current	480,422	3,236,356	2,569,306	1,776,854	1,245,882	5,142,786	14,451,606
Loans delinquent 30-59 days(3)	2,576	18,739	32,476	30,460	22,553	133,231	240,035
Loans delinquent 60-89 days(3)	—	7,600	20,016	17,424	12,482	76,399	133,921
Loans 90 days or greater past due(3)	—	4,791	21,781	18,154	13,369	78,035	136,130
Total Private Education Loans in repayment	482,998	3,267,486	2,643,579	1,842,892	1,294,286	5,430,451	14,961,692
Total Private Education Loans, gross	926,224	5,803,342	3,994,361	2,454,339	1,606,219	6,167,861	20,952,346
Private Education Loans deferred origination costs and unamortized premium/(discount)	10,902	31,667	14,460	7,834	5,078	10,927	80,868
Total Private Education Loans	937,126	5,835,009	4,008,821	2,462,173	1,611,297	6,178,788	21,033,214
Private Education Loans allowance for losses	(67,459)	(354,779)	(271,004)	(164,549)	(105,385)	(382,255)	(1,345,431)
Private Education Loans, net	$869,667	$5,480,230	$3,737,817	$2,297,624	$1,505,912	$5,796,533	$19,687,783

Percentage of Private Education Loans in repayment	52.1%	56.3%	66.2%	75.1%	80.6%	88.0%	71.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	1.0%	2.8%	3.6%	3.7%	5.3%	3.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.0%	4.2%	3.6%	3.2%	2.2%	2.5%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)

March 31, 2024	$1,357,987	$7,216	$8,247
December 31, 2023	$1,354,565	$8,373	$9,897
(1)The allowance for uncollectible interest at March 31, 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment ($141 million of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.2 billion) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $6.7 million of accrued interest receivable on those loans that are in repayment that is not expected to be capitalized and $0.5 million that is expected to be capitalized.
(2)The allowance for uncollectible interest at December 31, 2023 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($151 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.2 billion) was reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $7.7 million of accrued interest receivable on those loans that are in repayment that is not expected to be capitalized and $0.6 million that is expected to be capitalized.

SLM CORPORATION 27

5. Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K for additional information.
At March 31, 2024, we had $673 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2023/2024 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2024		2023
Three Months Ended March 31, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$112,962	$2,221,077	$124,924	$1,995,808
Provision/New commitments - net(1)	50,686	1,034,458	56,309	1,124,816
Transfer - funded loans(2)	(131,614)	(2,582,043)	(148,513)	(2,436,271)
Ending Balance	$32,034	$673,492	$32,720	$684,353
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
28 SLM CORPORATION

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which does business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both March 31, 2024 and December 31, 2023, we had $56 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combinations” in our 2023 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, developed technology, and partner relationships. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		March 31, 2024			December 31, 2023
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks(2)	4.0	$6,040	$(1,007)	$5,033	$6,040	$(629)	$5,411
Customer relationships	4.6	8,920	(4,589)	4,331	8,920	(4,013)	4,907
Developed technology	3.5	2,590	(1,096)	1,494	2,590	(908)	1,682
Partner relationships	2.5	730	(195)	535	730	(122)	608
Total acquired intangible assets		$18,280	$(6,887)	$11,393	$18,280	$(5,672)	$12,608
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.3 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 3.9 years.
(2) In 2023, we fully impaired the Nitro trade name and trademarks asset for $56 million.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $2 million in the three months ended March 31, 2024 and March 31, 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $5 million, $4 million, $3 million, and $1 million in 2024, 2025, 2026, and 2027, respectively.
SLM CORPORATION 29

7. Deposits

The following table summarizes total deposits at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$20,901,209	$21,651,657
Deposits - non-interest-bearing	2,247	1,531
Total deposits	$20,903,456	$21,653,188

Our total deposits of $20.9 billion were comprised of $10.3 billion in brokered deposits and $10.6 billion in retail and other deposits at March 31, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of March 31, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of March 31, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended March 31, 2024 and 2023, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2024 and $3 million in fees were paid for the three months ended March 31, 2023.

Interest bearing deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,448,177	4.61%	$10,258,292	4.85%
Savings	969,452	4.34	945,000	4.35
Certificates of deposit	10,483,580	3.81	10,448,365	3.69
Deposits - interest bearing	$20,901,209		$21,651,657
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

30 SLM CORPORATION

7.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
One year or less	$5,058,152	$3,937,766
After one year to two years	3,371,560	4,112,902
After two years to three years	1,677,935	1,881,371
After three years to four years	210,575	327,295
After four years to five years	165,245	188,802
After five years	113	229
Total	$10,483,580	$10,448,365

As of March 31, 2024 and December 31, 2023, there were $492 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $67 million and $91 million at March 31, 2024 and December 31, 2023, respectively.

SLM CORPORATION 31

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2023 Form 10-K. The following table summarizes our borrowings at March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$993,005	$993,005	$—	$992,200	$992,200
Total unsecured borrowings	—	993,005	993,005	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,390,494	3,390,494	—	3,585,254	3,585,254
Variable-rate	—	593,383	593,383	—	650,058	650,058
Total Private Education Loan term securitizations	—	3,983,877	3,983,877	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	3,983,877	3,983,877	—	4,235,312	4,235,312
Total	$—	$4,976,882	$4,976,882	$—	$5,227,512	$5,227,512

Long-term Borrowings
Secured Financings at Issuance
The following table summarizes our secured financings issued in 2023. There were no secured financings issued in the three months ended March 31, 2024.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
2023-C	August 2023	568,000	SOFR plus 1.69%	4.93
Total notes issued in 2023		$1,147,000

Total loan and accrued interest amount securitized at inception in 2023(2)		$1,292,507

(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At March 31, 2024, $1.17 billion of our Private Education Loans, including $1.09 billion of principal and $84 million in capitalized interest, were encumbered related to these transactions.

32 SLM CORPORATION

8.	Borrowings (Continued)

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of March 31, 2024 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$3,983,877	$3,983,877	$5,279,994	$147,649	$300,115	$5,727,758
Secured Borrowing Facility	—	—	—	—	—	353	353
Total	$—	$3,983,877	$3,983,877	$5,279,994	$147,649	$300,468	$5,728,111

As of December 31, 2023	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$311,697	$6,001,073
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$312,763	$6,002,139

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
2024-A Transaction
On March 13, 2024, we closed an SMB Private Education Loan Trust 2024-A term ABS transaction (the “2024-A Transaction”), in which an unaffiliated third party sold to the trust approximately $2.0 billion of Private Education Loans that the third-party seller previously purchased from us on February 1, 2024. Sallie Mae Bank sponsored the 2024-A Transaction, is the servicer and administrator, and was the seller of an additional $105 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2024-A Transaction and we recorded a $7 million gain on sale associated with this transaction. In connection with the 2024-A Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2024-A Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

SLM CORPORATION 33

8.	Borrowings (Continued)

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$521,263	$58,166	$579,429	$423,327	$54,481	$477,808

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks which totaled $125 million at March 31, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2024 nor in the year ended December 31, 2023.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $1.4 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2024 nor in the year ended December 31, 2023.

34 SLM CORPORATION

9. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2023 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2024, $1.5 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $1.6 billion at March 31, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2024 was $(39) million and $(3) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $8 million and $9 million, respectively.

SLM CORPORATION 35

9.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2024 and December 31, 2023, and their impact on earnings and other comprehensive income for the three months ended March 31, 2024 and March 31, 2023. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2023 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)		2024	2023	2024	2023	2024	2023	2024	2023
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$208	$—	$—	$—	$—	$—	$208	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(33)	(339)	(83)	(31)	—	—	(116)	(370)
Total net derivatives		$175	$(339)	$(83)	$(31)	$—	$—	$92	$(370)

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2024	2023	2024	2023
Gross position(1)	$208	$—	$(116)	$(370)
Impact of master netting agreement	(83)	—	83	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	125	—	(33)	(370)
Cash collateral pledged(2)	7,572	9,228	—	—
Net position	$7,697	$9,228	$(33)	$(370)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Interest rate swaps	$1,180,025	$1,203,783	$402,309	$702,309	$—	$—	$1,582,334	$1,906,092
Net total notional	$1,180,025	$1,203,783	$402,309	$702,309	$—	$—	$1,582,334	$1,906,092

36 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)
As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023

Deposits	$(392,343)	$(689,137)	$9,704	$12,910

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(5,538)	$(6,405)
Hedged items recorded in interest expense	(3,205)	(7,035)
Derivatives recorded in interest expense	3,229	7,096
Total	$(5,514)	$(6,344)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$12,461	$10,278
Total	$12,461	$10,278

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$—
Total	—	—
Total	$6,947	$3,934

SLM CORPORATION 37

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023

Amount of gain (loss) recognized in other comprehensive income (loss)	$9,412	$(4,721)
Less: amount of gain (loss) reclassified in interest expense	12,461	10,278
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(3,049)	$(14,999)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $34 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of March 31, 2024, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at March 31, 2024 and December 31, 2023, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $8 million and $9 million at March 31, 2024 and December 31, 2023, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

38 SLM CORPORATION

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2024	2023
Common stock repurchased under repurchase programs(1)	1,310,723	—
Average purchase price per share(2)	$20.32	$—
Shares repurchased related to employee stock-based compensation plans(3)	683,247	949,431
Average purchase price per share	$19.91	$15.55
Common shares issued(4)	1,925,920	2,523,744

(1) Common shares purchased under our share repurchase programs. The 2022 Share Repurchase Program expired on January 25, 2024. There was $623 million of capacity remaining under the 2024 Share Repurchase Program at March 31, 2024.
(2) Average purchase price per share includes purchase commission costs and excise taxes.
(3) Comprised of shares withheld from stock option exercises and the vesting of restricted stock, restricted stock units, and performance stock units for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(4)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on March 28, 2024 was $21.79.

Common Stock Dividends

In both March 2024 and March 2023, we paid a common stock dividend of $0.11 per common share.

Share Repurchases
On January 26, 2022, we announced a share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. We did not repurchase shares of common stock under the 2022 Share Repurchase Program in the three months ended March 31, 2024 or 2023.
On January 24, 2024, we announced a new share repurchase program (the "2024 Share Repurchase Program"), which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million. Under the 2024 Share Repurchase Program, we repurchased 1.3 million shares of common stock for $27 million in the three months ended March 31, 2024. We had $623 million of capacity remaining under the 2024 Share Repurchase Program at March 31, 2024.
Under the 2024 Share Repurchase Program, repurchases may occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases will be subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2024 Share Repurchase Program.
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended March 31, 2024, we repurchased 1.3 million shares of our common stock at a total cost of $27 million under a Rule 10b5-1 trading plan authorized under our 2024 Share Repurchase Program. During the three months ended March 31, 2023, we did not repurchase shares of our common stock.
SLM CORPORATION 39

11. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Numerator:
Net income	$289,931	$118,518
Preferred stock dividends	4,653	4,063
Net income attributable to SLM Corporation common stock	$285,278	$114,455
Denominator:
Weighted average shares used to compute basic EPS	220,416	241,497
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,429	2,052
Weighted average shares used to compute diluted EPS	223,845	243,549

Basic earnings per common share	$1.29	$0.47

Diluted earnings per common share	$1.27	$0.47

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended March 31, 2024 and 2023, securities covering approximately 2 million shares and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

40 SLM CORPORATION

12. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2023 Form 10-K.

During the three months ended March 31, 2024, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2024				December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$58,166	$58,166	$—	$—	$54,481	$54,481
Available-for-sale investments	—	2,271,108	—	2,271,108	—	2,411,622	—	2,411,622
Derivative instruments	—	208	—	208	—	—	—	—
Total	$—	$2,271,316	$58,166	$2,329,482	$—	$2,411,622	$54,481	$2,466,103

Liabilities:
Derivative instruments	$—	$(116)	$—	$(116)	$—	$(370)	$—	$(370)
Total	$—	$(116)	$—	$(116)	$—	$(370)	$—	$(370)

Change in Balance Sheet Carrying Value Associated with Level 3 Financial Instruments Carried at Fair Value on a Recurring Basis

At March 31, 2024 and December 31, 2023, we had $58 million and $54 million, respectively, classified as level 3 financial instruments carried at fair value on a recurring basis through earnings which represent the five percent vertical risk retentions in the residual classes of Private Education Loans sold through securitizations. Total gains/(losses), net included in earnings were $2 million in net gains in the three months ended March 31, 2024, and in the year-ago period, recorded in the specified line item “gains/(losses) on sale of securities”. Net settlements in the three months ended March 31, 2024 were $2 million, compared to $(1) million in the year-ago period. There were no transfers into or out of level 3 related to these residual interest investments during the three months ended March 31, 2024 and 2023. The change in mark to market gains/(losses) on investments held as of the reporting date were $2 million in the three months ended March 31, 2024 and in the year-ago period.
The fair value at March 31, 2024 of the residual interests classified as level 3 valuations was $58 million. The residual interest investments are the projected future cash flows representing the difference between the securitized trust’s asset cash flows and the related outflows to the bondholders and for other fees. The residual investments are valued using an internal discounted cash flow model to arrive at the net present value of expected trust residual distributions. These instruments are not actively traded, nor do they have quoted market prices. As a result, unobservable model input assumptions are made regarding the expected CPR and the probability of defaults of the loans in the securitization trusts. At March 31, 2024, the range (average by volume) of the CPR input was 7.1 percent to 11.1 percent (average of 8.49 percent) and the range of the defaults input was 5.1 percent to 20.7 percent (average of 11.03 percent).
The significant inputs considered unobservable detailed above would be expected to have the following impacts to the valuations:
SLM CORPORATION 41

12.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,342,438	$19,687,783	$2,654,655	$22,229,045	$19,772,293	$2,456,752
FFELP Loans	521,527	513,006	8,521	542,775	534,064	8,711
Cash and cash equivalents	3,584,013	3,584,013	—	4,149,838	4,149,838	—
Trading investments	58,166	58,166	—	54,481	54,481	—
Available-for-sale investments	2,271,108	2,271,108	—	2,411,622	2,411,622	—
Accrued interest receivable	1,467,249	1,386,487	80,762	1,448,766	1,379,904	68,862
Tax indemnification receivable	—	—	—	—	—	—
Derivative instruments	208	208	—	—	—	—
Total earning assets	$30,244,709	$27,500,771	$2,743,938	$30,836,527	$28,302,202	$2,534,325
Interest-bearing liabilities:
Money-market and savings accounts	$10,268,578	$10,417,629	$149,051	$11,134,883	$11,203,292	$68,409
Certificates of deposit	10,431,342	10,483,580	52,238	10,380,684	10,448,365	67,681
Long-term borrowings	4,703,196	4,976,882	273,686	4,873,690	5,227,512	353,822
Accrued interest payable	89,328	89,328	—	105,066	105,066	—
Derivative instruments	116	116	—	370	370	—
Total interest-bearing liabilities	$25,492,560	$25,967,535	$474,975	$26,494,693	$26,984,605	$489,912

Excess of net asset fair value over carrying value			$3,218,913			$3,024,237

Please refer to Notes to Consolidated Financial Statements, Note 17, “Fair Value Measurements” in our 2023 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel Ill regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank's capital requirements or the calculation of its capital ratios.
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1 2022, 2023, and 2024, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
SLM CORPORATION 43

13.	Regulatory Capital (Continued)
At March 31, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Three Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	March 31, 2024	March 31, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $115 million and $115 million, net of tax of $37 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,977,353	12.3%	$1,700,543	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,977,353	12.3%	$2,064,945	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,290,809	13.5%	$2,550,814	>	10.5%
Tier 1 Capital (to Average Assets)	$2,977,353	10.2%	$1,170,715	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both March 31, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $160 million in dividends and no dividends to the Company for the three months ended March 31, 2024 and 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
44 SLM CORPORATION

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2024, we had $673 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2023/2024 academic year. At March 31, 2024, we had a $32 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
Regulatory Matters
For additional information regarding our regulatory matters, see Notes to Consolidated Financial Statements, Note 21, “Commitments, Contingencies and Guarantees” in our 2023 Form 10-K.
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

SLM CORPORATION 45

15. Subsequent Events
2024 Securitizations
On April 9, 2024, we closed an SMB Private Education Loan Trust 2024-R1 term ABS transaction (the “2024-R1 Transaction”), in which an unaffiliated third party sold to the trust approximately $69 million of Private Education Loans residual flows from our 2020-PTA and 2020-PTB transactions through a re-securitization. Sallie Mae Bank sponsored the 2024-R1 Transaction and is the administrator of the trust. In connection with the 2024-R1 Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2024-R1 Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
On April 11, 2024, we closed an SMB Private Education Loan Trust 2024-B term ABS transaction (the “2024-B Transaction”), in which unaffiliated third parties sold to the trust approximately $191 million of Private Education Loans that the third-party sellers previously purchased from us in 2020 and 2021. Sallie Mae Bank sponsored the 2024-B Transaction, is the servicer and administrator, and was the seller of an additional $10 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2024-B Transaction and we recorded a less than $1 million gain on sale associated with this transaction. In connection with the 2024-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2024-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

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
The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024) (the “2023 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2023 Form 10-K.
References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.
This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. These include, but are not limited to: strategies; goals and assumptions of the Company; the Company’s expectation and ability to execute loan sales and share repurchases; statements regarding future developments surrounding COVID-19 or any other pandemic, including, without limitation, statements regarding the potential impact of any such pandemic on the Company’s business, results of operations, financial condition, and/or cash flows; the Company’s expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the approval of our Board of Directors; the Company’s 2024 guidance; the Company’s three-year horizon outlook; the impact of acquisitions we have made or may make in the future; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations.
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the control of the Company, which may cause actual results to be materially different from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the Company’s most recently filed Annual Report on Form 10-K and subsequent filings with the SEC; the societal, business, and legislative/regulatory impact of pandemics and other public heath crises; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; our ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of our risk management framework and quantitative models; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers, or any change related thereto; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayments on the loans owned by us; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.
SLM CORPORATION 47

All oral and written forward-looking statements attributed to the Company are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, and are made only as of the date of this report or, where the statement is oral, as of the date stated. We do not undertake any obligation to update or revise any forward-looking statements to conform to actual results or changes in our expectations, nor to reflect events or circumstances that occur after the date on which such statements were made. In light of these risks, uncertainties, and assumptions, you should not put undue reliance on any forward-looking statements discussed.

48 SLM CORPORATION

Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended March 31,
	2024	2023
Net income attributable to SLM Corporation common stock	$285,278	$114,455
Diluted earnings per common share	$1.27	$0.47
Weighted average shares used to compute diluted earnings per common share	223,845	243,549
Return on Assets(1)	4.1%	1.7%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$19,687,783	$20,497,675
Ending FFELP Loans, net	513,006	589,888
Ending total education loans, net	$20,200,789	$21,087,563

Average education loans	$21,969,756	$22,357,274

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2024.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

SLM CORPORATION 49

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
During the first three months of 2024, we made the following progress on the above corporate strategic imperatives.
2024 Loan Sales and 2024-A Transaction
In the first three months of 2024, we recognized $143 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.95 billion of principal and $151 million in capitalized interest, to an unaffiliated third party. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 8, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.
Share Repurchases under our Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, we repurchased 1.3 million shares of our common stock at a total cost of $27 million under a Rule 10b5-1 trading plan authorized under our 2024 Share Repurchase Program.
50 SLM CORPORATION

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Interest income:
Loans	$597	$583	$14	2%
Investments	15	11	4	36
Cash and cash equivalents	52	44	8	18
Total interest income	664	638	26	4
Total interest expense	277	233	44	19
Net interest income	387	405	(18)	(4)
Less: provisions for credit losses	12	114	(102)	(89)
Net interest income after provisions for credit losses	375	291	84	29
Non-interest income:
Gains on sales of loans, net	143	—	143	100
Gains on securities, net	2	2	—	—
Other income	29	20	9	45
Total non-interest income	174	22	152	691
Non-interest expenses:
Total operating expenses	161	155	6	4
Acquired intangible assets amortization expense	1	2	(1)	(50)
Total non-interest expenses	162	157	5	3
Income before income tax expense	387	156	231	148
Income tax expense	97	37	60	162
Net income	290	119	171	144
Preferred stock dividends	5	4	1	25
Net income attributable to SLM Corporation common stock	$285	$114	$171	150%
Basic earnings per common share	$1.29	$0.47	$0.82	174%
Diluted earnings per common share	$1.27	$0.47	$0.80	170%
Declared dividends per common share	$0.11	$0.11	$—	—%

SLM CORPORATION 51

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
For the three months ended March 31, 2024, net income attributable to common stock was $285 million, or $1.27 diluted earnings per common share, compared with net income attributable to common stock of $114 million, or $0.47 diluted earnings per common share, for the three months ended March 31, 2023.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $18 million in the current quarter compared with the year-ago quarter primarily due to a 21-basis point decrease in our net interest margin and a $388 million decrease in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because our cost of funds increased more than the yields on our interest-earning assets. This occurs because as interest rates change, changes in the cost of our interest-bearing liabilities tend to lag compared to changes in our interest-earning assets. In a rising interest rate environment, as we experienced in 2022 and the first part of 2023, our variable-rate interest earning assets repriced faster than our cost of funds. As such, we saw an expansion in our net interest margin throughout most of 2023. As interest rates stabilized in the latter half of 2023 and into the first quarter of 2024, our cost of funds increased faster than our interest-earning assets and reduced our net interest margin.
•Provision for credit losses in the current quarter was $12 million, compared with $114 million in the year-ago quarter. During the first quarter of 2024, the provision for credit losses was primarily affected by $133 million negative provisions resulting from the $2.10 billion Private Education Loan sales during the quarter, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago quarter, the provision for credit losses was primarily affected by provisions for new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook and recovery rates.
•Gains on sales of loans, net, were $143 million in the current quarter, as a result of $2.10 billion in Private Education Loan sales that occurred in the first quarter of 2024. There were no gains on sales of loans, net, in the year-ago quarter, as we did not sell loans in the first quarter of 2023.
•Other income was $29 million in the first quarter of 2024, compared with $20 million in the year-ago quarter. In the first quarter of 2024, there was a $6 million increase in third-party servicing fees from the year-ago quarter. The increase in third-party servicing fees was due to an additional $5.3 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans. There was also a $3 million increase in early withdrawal penalty fee income compared with the year-ago quarter, which was related to a health savings account provider who redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•First-quarter 2024 total operating expenses were $161 million, compared with $155 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and higher initiative spending.
•During the first quarter of 2024, we recorded $1 million in amortization of acquired intangible assets, down from $2 million in the year-ago quarter. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•First-quarter 2024 income tax expense was $97 million, compared with $37 million in the year-ago quarter. Our effective income tax rate increased to 25.2 percent in the first quarter of 2024 from 24.0 percent in the year-ago quarter. The increase in the effective rate for the first quarter of 2024 was primarily due to an increase in non-deductible expenses and a decrease in the tax benefit related to stock-based compensation.

52 SLM CORPORATION

Discontinuation of Previously Used Non-GAAP “Core Earnings” Metric
Non-GAAP “Core Earnings”
We prepare financial statements in accordance with GAAP. However, we previously also produced and reported our after-tax earnings on a separate basis that we referred to as “Core Earnings.” The difference between our previously reported non-GAAP “Core Earnings” and GAAP results of operations, net of tax was driven by unrealized, mark-to-fair value gains (losses) on derivative contracts that did not qualify for hedge accounting treatment under GAAP. While derivatives continue to be a critical element of our interest rate risk management strategy, and we continue to enter into derivative instruments to economically hedge interest rate and cash flow risk associated with our portfolio, we have only invested in derivative instruments that qualify for hedge accounting treatment under GAAP during the past eight quarters (including the first quarter of 2024), and as such there has been no difference between GAAP results of operations, net of tax and non-GAAP "Core Earnings" reported for those quarters. As a result, we no longer believe that it is meaningful to report this non-GAAP metric, and have discontinued doing so beginning in this quarterly report on Form 10-Q for the first quarter of 2024. We are continually assessing how best to present our financial results, and if useful and meaningful, may decide to report future non-GAAP earnings (with appropriate reconciliation to GAAP) in a different way.

SLM CORPORATION 53

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2024		2023
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,442,744	11.01%	$21,755,202	10.66%
FFELP Loans	527,012	7.24	602,072	6.87
Credit Cards	—	—	27,722	12.28
Taxable securities	2,471,613	2.36	2,529,536	1.82
Cash and other short-term investments	3,931,978	5.39	3,919,113	4.52
Total interest-earning assets	28,373,347	9.41%	28,833,645	8.97%

Non-interest-earning assets	346,574		165,444

Total assets	$28,719,921		$28,999,089

Average Liabilities and Equity
Brokered deposits	$10,223,690	3.71%	$10,278,132	3.08%
Retail and other deposits	11,233,871	4.77	11,681,489	3.86
Other interest-bearing liabilities(1)	5,134,805	3.85	5,243,091	3.36
Total interest-bearing liabilities	26,592,366	4.18%	27,202,712	3.47%

Non-interest-bearing liabilities	127,243		21,461
Equity	2,000,312		1,774,916
Total liabilities and equity	$28,719,921		$28,999,089

Net interest margin		5.49%		5.70%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2024 vs. 2023
Interest income	$25,960	$31,190	$(5,230)
Interest expense	44,012	47,768	(3,756)
Net interest income	$(18,052)	$(15,057)	$(2,995)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of March 31, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$4,303,603	$57	$4,303,660
Grace, repayment and other(2)	16,648,743	516,306	17,165,049
Total, gross	20,952,346	516,363	21,468,709
Deferred origination costs and unamortized premium/(discount)	80,868	1,270	82,138
Allowance for credit losses	(1,345,431)	(4,627)	(1,350,058)
Total loans held for investment portfolio, net	$19,687,783	$513,006	$20,200,789

% of total	97%	3%	100%

As of December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,997,092	$57	$3,997,149
Grace, repayment and other(2)	17,028,752	537,344	17,566,096
Total, gross	21,025,844	537,401	21,563,245
Deferred origination costs and unamortized premium/(discount)	81,554	1,330	82,884
Allowance for credit losses	(1,335,105)	(4,667)	(1,339,772)
Total loans held for investment portfolio, net	$19,772,293	$534,064	$20,306,357

% of total	97%	3%	100%

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

SLM CORPORATION 55

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended March 31,
(Dollars in thousands)	2024		2023
Private Education Loans	$21,442,744	98%	$21,755,202	97%
FFELP Loans	527,012	2	602,072	3
Total portfolio	$21,969,756	100%	$22,357,274	100%

Loans Held for Investment, Net — Activity

Three Months Ended March 31, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	2,475,569	—	2,475,569
Variable-rate	117,724	—	117,724
Total acquisitions and originations	2,593,293	—	2,593,293
Capitalized interest and deferred origination cost premium amortization	109,801	5,573	115,374
Sales	(1,958,995)	—	(1,958,995)
Loan consolidations to third parties	(200,039)	(13,880)	(213,919)
Allowance	(10,326)	40	(10,286)
Repayments and other	(618,244)	(12,791)	(631,035)
Ending balance	$19,687,783	$513,006	$20,200,789

Three Months Ended March 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	1,977,845	—	1,977,845
Variable-rate	470,132	—	470,132
Total acquisitions and originations	2,447,977	—	2,447,977
Capitalized interest and deferred origination cost premium amortization	119,184	5,904	125,088
Loan consolidations to third parties	(285,483)	(8,586)	(294,069)
Allowance	(121,748)	(483)	(122,231)
Repayments and other	(681,968)	(14,102)	(696,070)
Ending balance	$20,497,675	$589,888	$21,087,563

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at March 31, 2024 decreased by 7.7 percent compared with March 31, 2023, and now totals 40 percent of our Private Education Loans held for investment portfolio at March 31, 2024. The balance of loans held for investment in full principal and interest repayment status was affected in 2023 and in the first quarter of 2024 by loan sales.
56 SLM CORPORATION

“Loan consolidations to third parties” for the three months ended March 31, 2024 total 2.6 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at March 31, 2024, or 1.0 percent of our total Private Education Loans held for investment portfolio at March 31, 2024, compared with the year-ago period of 3.4 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.4 percent of our total Private Education Loans held for investment portfolio, respectively. The decrease in consolidations is attributable to higher interest rates in 2024 that made it less competitive for consolidators. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended March 31,
(Dollars in thousands)	2024	%	2023	%
Smart Option - interest only(1)	$480,250	19%	$478,162	20%
Smart Option - fixed pay(1)	861,677	33	808,246	33
Smart Option - deferred(1)	1,079,912	42	1,002,888	41
Graduate Loan(2)	160,231	6	151,912	6
Parent Loan(3)	—	—	38	—
Total Private Education Loan originations	$2,582,070	100%	$2,441,246	100%

Percentage of loans with a cosigner	90.7%		89.1%
Average FICO at approval(4)	748		746

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2023 Form 10-K for a further discussion.
(2) For the three months ended March 31, 2024, the Graduate Loan originations include $11.7 million of Smart Option Loans where the student was in a graduate status. For the three months ended March 31, 2023, the Graduate Loan originations include $10.4 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 57

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended March 31, (dollars in thousands)	2024			2023
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,335,105	$4,667	$1,339,772	$1,353,631	$3,444	$—	$1,357,075
Transfer from unfunded commitment liability(1)	131,614	—	131,614	148,513	—	—	148,513
Less:
Charge-offs	(93,874)	(123)	(93,997)	(95,085)	(256)	(741)	(96,082)
Plus:
Recoveries	11,314	—	11,314	11,986	—	11	11,997
Provisions for credit losses:
Provision, current period	94,476	83	94,559	56,334	739	730	57,803
Loan sale reduction to provision	(133,204)	—	(133,204)	—	—	—	—
Total provisions for credit losses(2)	(38,728)	83	(38,645)	56,334	739	730	57,803
Ending balance	$1,345,431	$4,627	$1,350,058	$1,475,379	$3,927	$—	$1,479,306

(1)  See Notes to Consolidated Financial Statements, Note 5, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, (dollars in thousands)
	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(38,728)	$56,334
Provisions for unfunded loan commitments	50,686	56,309
Total Private Education Loan provisions for credit losses	11,958	112,643
Other impacts to the provisions for credit losses:
FFELP Loans	83	739
Credit Cards	—	730
Total	83	1,469
Provisions for credit losses reported in consolidated statements of income	$12,041	$114,112

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2024, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 40 percent of our total Private Education Loans held for investment portfolio at March 31, 2024, compared with 41 percent at March 31, 2023.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Credit Losses” and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2023 Form 10-K.
58 SLM CORPORATION

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2024		2023
March 31, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,602,697		$5,686,386
Loans in forbearance(2)	387,957		221,158
Loans in repayment and percentage of each status:
Loans current	14,451,606	96.6%	15,446,182	96.6%
Loans delinquent 30-59 days(3)	240,035	1.6	267,000	1.7
Loans delinquent 60-89 days(3)	133,921	0.9	140,786	0.9
Loans 90 days or greater past due(3)	136,130	0.9	136,491	0.8
Total Private Education Loans in repayment	14,961,692	100.0%	15,990,459	100.0%
Total Private Education Loans, gross	20,952,346		21,898,003
Private Education Loans deferred origination costs and unamortized premium/(discount)	80,868		75,051
Total Private Education Loans	21,033,214		21,973,054
Private Education Loans allowance for losses	(1,345,431)		(1,475,379)
Private Education Loans, net	$19,687,783		$20,497,675

Percentage of loans in repayment		71.4%		73.0%
Delinquencies as a percentage of loans in repayment		3.4%		3.4%
Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of loans in repayment(4)		2.7%		3.1%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(5)		1.5%		0.4%
Percentage of loans in hardship and other forbearances(6)		1.0%		1.0%
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
(4)This metric excludes loans in a loan modification qualifying period, which at March 31, 2024 and 2023, totaled approximately $214 million and $81 million, respectively. When giving a customer facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. After successfully completing the qualifying period (if eligible), borrowers will have their interest rate reduced, term extended and be brought current, consistent with established loan program servicing policies and procedures.
(5)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $243 million and $59 million at March 31, 2024 and 2023, respectively. See “Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(6)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period) were approximately $145 million and $162 million at March 31, 2024 and 2023, respectively. See “Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

SLM CORPORATION 59

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment remained unchanged at 3.4 percent at March 31, 2024 and March 31, 2023. Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of Private Education Loans (held for investment) in repayment decreased to 2.7 percent at March 31, 2024 from 3.1 percent at March 31, 2023. The percentage of Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) remained unchanged at 1.0 percent at March 31, 2024 and March 31, 2023. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2023 Form 10-K.

60 SLM CORPORATION

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$1,335,105	$1,353,631
Transfer from unfunded commitment liability(1)	131,614	148,513
Provision for credit losses:
Provision, current period	94,476	56,334
Loan sale reduction to provision	(133,204)	—
Total provision	(38,728)	56,334
Net charge-offs:
Charge-offs	(93,874)	(95,085)
Recoveries	11,314	11,986
Net charge-offs	(82,560)	(83,099)
Ending balance	$1,345,431	$1,475,379

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.07%	6.40%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)	8.74%	9.00%
Allowance coverage of net charge-offs (annualized)	4.07	4.44
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.14%	2.11%
Ending total loans, gross	$20,952,346	$21,898,003
Average loans in repayment(2)	$15,407,495	$15,764,143
Ending loans in repayment(2)	$14,961,692	$15,990,459
Accrued interest to be capitalized	$1,217,295	$1,150,802
Accrued interest to be capitalized on loans in repayment(3)	$440,259	$408,263
(1) See Notes to Consolidated Financial Statements, Note 5, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
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

SLM CORPORATION 61

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
Currently, we generally grant forbearance in increments of one to two months at a time, for up to 12 months over the life of the loan, although disaster forbearance and certain assistance we grant to borrowers who are still in school do not apply toward the 12-month limit. We also currently require 12 months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance does not apply, however, to forbearances granted during the first six months following a borrower’s grace period (“extended grace period”) and is not required for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also now count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
62 SLM CORPORATION

We also offer rate and term modifications to customers experiencing more severe hardship. In the fourth quarter of 2023, we developed additional modification programs tailored to the financial condition of individual borrowers. Pursuant to these additional modification programs, for our borrowers experiencing the most severe financial conditions, we currently may reduce the contractual interest rate on a loan to as low as 2 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Other borrowers experiencing severe hardship may not require as much assistance, however, given their circumstances. In those instances, we may reduce the contractual interest rate on a loan to a rate greater than 2 percent, and up to 8 percent, for a temporary period of two to four years, and in some instances may also permanently extend the final maturity of the loan.
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

Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2024, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1.9 percent.
SLM CORPORATION 63

At March 31, 2024, approximately 77 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of March 31, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,603	$5,603
Loans in forbearance	235	62	36	22	33	—	388
Loans in repayment - current	4,585	3,044	2,031	1,331	3,460	—	14,451
Loans in repayment - delinquent 30-59 days	67	42	38	26	67	—	240
Loans in repayment - delinquent 60-89 days	39	23	20	14	38	—	134
Loans in repayment - 90 days or greater past due	40	24	20	15	37	—	136
Total	$4,966	$3,195	$2,145	$1,408	$3,635	$5,603	20,952
Deferred origination costs and unamortized premium/(discount)							81
Allowance for credit losses							(1,345)
Total Private Education Loans, net							$19,688

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.53%	0.40%	0.24%	0.14%	0.22%	—%	2.53%

As of March 31, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,686	$5,686
Loans in forbearance	126	36	23	15	21	—	221
Loans in repayment - current	4,761	3,594	2,092	1,638	3,362	—	15,447
Loans in repayment - delinquent 30-59 days	82	55	37	28	65	—	267
Loans in repayment - delinquent 60-89 days	47	27	19	16	32	—	141
Loans in repayment - 90 days or greater past due	46	27	18	14	31	—	136
Total	$5,062	$3,739	$2,189	$1,711	$3,511	$5,686	21,898
Deferred origination costs and unamortized premium/(discount)							75
Allowance for credit losses							(1,475)
Total Private Education Loans, net							$20,498

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.78%	0.22%	0.14%	0.09%	0.13%	—%	1.36%

64 SLM CORPORATION

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2024 and December 31, 2023.

As of March 31, 2024 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$212,277	$194,149	$13,265,309	$1,845	$1,288,112	$14,961,692
$ in total	$297,549	$195,013	$18,623,496	$1,869	$1,834,419	$20,952,346

As of December 31, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$211,123	$206,343	$13,747,153	$2,066	$1,243,129	$15,409,814
$ in total	$301,265	$207,448	$18,764,200	$2,117	$1,750,814	$21,025,844
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
March 31, 2024	$1,357,987	$7,216	$8,247
December 31, 2023	$1,354,565	$8,373	$9,897
March 31, 2023	$1,304,726	$6,638	$6,523
(1)The allowance for uncollectible interest at March 31, 2024 and 2023 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at March 31, 2024 and 2023, relates to $141 million and $154 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.2 billion and $1.2 billion, at March 31, 2024 and 2023, respectively) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $6.7 million and $6.3 million of accrued interest receivable on those loans that are in repayment that is/was not expected to be capitalized and $0.5 million and $0.4 million that is/was expected to be capitalized, at March 31, 2024 and 2023, respectively.
(2)The allowance for uncollectible interest at December 31, 2023 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($151 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.2 billion) was reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $7.7 million of accrued interest receivable on those loans that are in repayment that is not expected to be capitalized and $0.6 million that is expected to be capitalized.
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
Interest-bearing deposits as of March 31, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of March 31, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
At March 31, 2024 and December 31, 2023, our sources of liquidity included liquid investments with unrealized losses of $134.7 million and $128.9 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. As the Bank has grown, we have improved our liquidity stress testing practices to align more closely with the industry, which resulted in our adopting increased liquidity requirements. Beginning in the second quarter of 2019, we began to increase our liquidity levels by increasing cash and marketable investments held as part of our ongoing efforts to enhance our ability to maintain a strong risk management position. By early 2020 and continuing through the first quarter of 2024, we held a significant liquidity buffer of cash and securities, which we expect to maintain through 2024. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2024	December 31, 2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,265	$3,224
Sallie Mae Bank(1)	3,580,748	4,146,614
Available-for-sale investments	1,749,845	1,988,295
Total unrestricted cash and liquid investments	$5,333,858	$6,138,133

(1) This amount will be used primarily to originate Private Education Loans at the Bank.
66 SLM CORPORATION

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,330	$5,389
Sallie Mae Bank(1)	3,746,434	3,721,807
Available-for-sale investments	1,885,863	2,002,111
Total unrestricted cash and liquid investments	$5,635,627	$5,729,307
(1) This amount will be used primarily to originate Private Education Loans at the Bank.
Deposits
The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$20,901,209	$21,651,657
Deposits - non-interest-bearing	2,247	1,531
Total deposits	$20,903,456	$21,653,188

Our total deposits of $20.9 billion were comprised of $10.3 billion in brokered deposits and $10.6 billion in retail and other deposits at March 31, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of March 31, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of March 31, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended March 31, 2024 and 2023, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2024 and $3 million in fees were paid for the three months ended March 31, 2023.
Interest bearing deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,448,177	4.61%	$10,258,292	4.85%
Savings	969,452	4.34	945,000	4.35
Certificates of deposit	10,483,580	3.81	10,448,365	3.69
Deposits - interest bearing	$20,901,209		$21,651,657
(1) Includes the effect of interest rate swaps in effective hedge relationships.
SLM CORPORATION 67

As of March 31, 2024 and December 31, 2023, there were $492 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $67 million and $91 million at March 31, 2024 and December 31, 2023, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2024, $1.5 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.2 percent and 7.8 percent, respectively, of our total notional derivative contracts of $1.6 billion at March 31, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2024 was $(39) million and $(3) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $8 million and $9 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.

68 SLM CORPORATION

The table below highlights exposure related to our derivative counterparties as of March 31, 2024.

As of March 31, 2024 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$7,664
Exposure to counterparties with credit ratings, net of collateral	$7,664
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2024. As of March 31, 2024, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel Ill regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank's capital requirements or the calculation of its capital ratios.
SLM CORPORATION 69

Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1 2022, 2023, and 2024, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
At March 31, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Three Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	March 31, 2024	March 31, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $115 million and $115 million, net of tax of $37 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

70 SLM CORPORATION

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,977,353	12.3%	$1,700,543	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,977,353	12.3%	$2,064,945	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,290,809	13.5%	$2,550,814	>	10.5%
Tier 1 Capital (to Average Assets)	$2,977,353	10.2%	$1,170,715	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For March 31, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $160 million in dividends and no dividends to the Company for the three months ended March 31, 2024, and 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

SLM CORPORATION 71

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2024 and December 31, 2023, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings” in this Form 10-Q.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$993,005	$993,005	$—	$992,200	$992,200
Total unsecured borrowings	—	993,005	993,005	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,390,494	3,390,494	—	3,585,254	3,585,254
Variable-rate	—	593,383	593,383	—	650,058	650,058
Total Private Education Loan term securitizations	—	3,983,877	3,983,877	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	3,983,877	3,983,877	—	4,235,312	4,235,312
Total	$—	$4,976,882	$4,976,882	$—	$5,227,512	$5,227,512

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks which totaled $125 million at March 31, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2024 nor in the year ended December 31, 2023.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $1.4 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2024 nor in the year ended December 31, 2023.

72 SLM CORPORATION

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2024, we had $673 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2023/2024 academic year. At March 31, 2024, we had a $32 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies can be found in our 2023 Form 10-K.

SLM CORPORATION 73

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage and control interest rate risk, thereby reducing our exposure to fluctuations in interest rates, and achieving consistent and acceptable levels of profit in any rate environment and sustainable growth in net interest income over the long term. We evaluate and monitor interest rate risk through two primary methods:
•Earnings at Risk (“EAR”), which measures the impact of hypothetical changes in interest rates on net interest income; and
•Economic Value of Equity (“EVE”), which measures the sensitivity or change in the economic value of equity to changes in interest rates.
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At March 31, 2024, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 30-day average SOFR. Therefore, 30-day average SOFR is considered a core rate in our interest rate risk analysis. The 30-day average SOFR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2024 and 2023, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for March 31, 2024 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than historic results, including results from one year ago. This is due to an increase in the mix of fixed-rate versus variable-rate loan disbursements, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce this exposure. Management is evaluating this trend to determine if further actions are necessary to manage EVE sensitivity.

	2024				2023
As of March 31,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-4.6%	-1.5%	+1.1%	+3.4%	-0.1%	-0.1%	0.0%	-0.2%
EAR - Ramp	-3.3%	-1.1%	+0.9%	+2.5%	+0.7%	+0.2%	-0.3%	-0.9%
EVE	-25.0%	-8.6%	+8.4%	+25.7%	-12.7%	-4.7%	+5.1%	+15.1%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fixed-rate loans and funding as well as fully variable SOFR-based loans, and fully variable funding, including brokered CDs that have been converted to SOFR through derivative transactions. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps.
74 SLM CORPORATION

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2024. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents, at a high level, our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of March 31, 2024 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$543.3	$(543.3)
SOFR Rate	daily/weekly/monthly	6,770.8	3,905.2	2,865.6
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	82.4	—	82.4
Prime	monthly	0.4	—	0.4
Non-Discrete reset(2)	daily/weekly	3,790.0	3,767.3	22.7
Fixed-Rate(3)		17,633.7	19,810.4	(2,176.7)
Total		$28,277.3	$28,277.3	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, and fixed-rate categories. Changes in the Fed Funds Effective Rate and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated and the rates would be expected to offset each other relatively effectively. The funding in the fixed-rate bucket includes $1.9 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
SLM CORPORATION 75

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2024.

As of March 31, 2024 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.36
Cash and investments	1.51
Total earning assets	4.50

Deposits
Short-term deposits	0.75
Long-term deposits	1.90
Total deposits	0.99

Borrowings
Long-term borrowings	3.28
Total borrowings	3.28

76 SLM CORPORATION

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SLM CORPORATION 77

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
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2023 Form 10-K.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2024.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2024	3	$18.54	—	$650,000
February 1 - February 29, 2024	1,379	$19.80	721	$636,000
March 1 - March 31, 2024	612	$21.05	590	$623,000
Total first-quarter 2024	1,994	$20.18	1,311

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of March 31, 2024, we had $623 million remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the first quarter of 2024, we repurchased 1.3 million shares under a 10b5-1 trading plan. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 28, 2024 was $21.79.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
78 SLM CORPORATION

Item 5.    Other Information

Insider Trading Arrangements
The following individuals each adopted a “Rule 10b5-1 trading arrangement” (as that term is defined in Item 408 of Regulation S-K) during the first quarter of fiscal year 2024:

Name and Title	Character of Trading Arrangement(1)	Date Adopted	Duration(2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Nicolas Jafarieh, EVP & Chief Legal, Government Affairs and Communications Officer	Rule 10b5-1 Trading Arrangement	February 13, 2024	May 15, 2024 to June 14, 2024	9,951
Robert Strong, Director	Rule 10b5-1 Trading Arrangement	March 4, 2024	June 3, 2024 to December 31, 2024	31,500

(1) Each trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2024 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2024 Performance Stock Unit Term Sheet.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SLM CORPORATION 79

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 24, 2024

80 SLM CORPORATION