Form 10-Q
period 2024-06-30
SLM Corp
filed 2024-07-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2024, there were 217,461,360 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

2 SLM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$5,262,448	$4,149,838
Investments:
Trading investments at fair value (cost of $45,171 and $43,412, respectively)	60,473	54,481
Available-for-sale investments at fair value (cost of $2,428,037 and $2,563,984, respectively)	2,283,262	2,411,622
Other investments	107,064	91,567
Total investments	2,450,799	2,557,670
Loans held for investment (net of allowance for losses of $1,269,652 and $1,339,772, respectively)	18,915,333	20,306,357
Restricted cash	142,230	149,669
Other interest-earning assets	6,362	9,229
Accrued interest receivable	1,391,081	1,379,904
Premises and equipment, net	126,440	129,501
Goodwill and acquired intangible assets, net	66,102	68,711
Income taxes receivable, net	351,126	366,247
Other assets	56,923	52,342
Total assets	$28,768,844	$29,169,468

Liabilities
Deposits	$20,744,030	$21,653,188
Long-term borrowings	5,403,012	5,227,512
Other liabilities	338,564	407,971
Total liabilities	26,485,606	27,288,671
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 440.3 million and 438.2 million shares issued, respectively	88,056	87,647
Additional paid-in capital	1,173,735	1,148,689
Accumulated other comprehensive loss (net of tax benefit of ($25,378) and ($24,176), respectively)	(78,809)	(75,104)
Retained earnings	4,107,980	3,624,859
Total SLM Corporation stockholders’ equity before treasury stock	5,542,032	5,037,161
Less: Common stock held in treasury at cost: 222.8 million and 217.9 million shares, respectively	(3,258,794)	(3,156,364)
Total equity	2,283,238	1,880,797
Total liabilities and equity	$28,768,844	$29,169,468

See accompanying notes to consolidated financial statements.
SLM CORPORATION 3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans	$565,338	$568,342	$1,161,945	$1,151,126
Investments	15,139	12,037	29,646	23,368
Cash and cash equivalents	60,999	53,526	113,443	97,009
Total interest income	641,476	633,905	1,305,034	1,271,503
Interest expense:
Deposits	211,286	191,407	431,731	374,938
Interest expense on short-term borrowings	3,310	3,299	6,872	6,317
Interest expense on long-term borrowings	54,708	52,568	107,243	98,549
Total interest expense	269,304	247,274	545,846	479,804
Net interest income	372,172	386,631	759,188	791,699
Less: provisions for credit losses	16,830	17,729	28,871	131,841
Net interest income after provisions for credit losses	355,342	368,902	730,317	659,858
Non-interest income:
Gains on sales of loans, net	111,929	124,754	254,968	124,745
Gains (losses) on securities, net	2,103	(1,213)	4,221	498
Other income	27,773	20,513	56,774	40,522
Total non-interest income	141,805	144,054	315,963	165,765
Non-interest expenses:
Operating expenses:
Compensation and benefits	85,261	78,233	181,737	165,882
FDIC assessment fees	11,727	9,851	25,039	21,380
Other operating expenses	60,218	66,080	110,863	121,441
Total operating expenses	157,206	154,164	317,639	308,703
Acquired intangible assets amortization expense	1,394	2,245	2,609	4,517
Total non-interest expenses	158,600	156,409	320,248	313,220
Income before income tax expense	338,547	356,547	726,032	512,403
Income tax expense	86,554	91,482	184,108	128,820
Net income	251,993	265,065	541,924	383,583
Preferred stock dividends	4,628	4,274	9,281	8,337
Net income attributable to SLM Corporation common stock	$247,365	$260,791	$532,643	$375,246
Basic earnings per common share	$1.13	$1.11	$2.42	$1.57
Average common shares outstanding	218,924	235,061	219,670	238,261
Diluted earnings per common share	$1.11	$1.10	$2.39	$1.56
Average common and common equivalent shares outstanding	222,467	237,592	223,156	240,554
Declared dividends per common share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to consolidated financial statements.
4 SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$251,993	$265,065	$541,924	$383,583
Other comprehensive income (loss):
Unrealized gains (losses) on investments	7,116	(14,512)	7,402	21,044
Unrealized gains (losses) on cash flow hedges	(9,260)	7,575	(12,309)	(7,424)
Total unrealized gains (losses)	(2,144)	(6,937)	(4,907)	13,620
Income tax (expense) benefit	626	1,706	1,202	(3,314)
Other comprehensive income (loss), net of tax (expense) benefit	(1,518)	(5,231)	(3,705)	10,306
Total comprehensive income	$250,475	$259,834	$538,219	$393,889

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
6 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2024	2,510,696	440,156,336	(219,880,502)	220,275,834	$251,070	$88,032	$1,163,838	$(77,291)	$3,884,694	$(3,196,604)	$2,113,739
Net income	—	—	—	—	—	—	—	—	251,993	—	251,993
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,518)	—	—	(1,518)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	250,475
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,027)	—	(24,027)
Preferred Stock, Series B ($1.84 per share)	—	—	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of common shares	—	123,311	—	123,311	—	24	320	—	(52)	—	292
Stock-based compensation expense	—	—	—	—	—	—	9,577	—	—	—	9,577
Common stock repurchased	—	—	(2,929,646)	(2,929,646)	—	—	—	—	—	(62,019)	(62,019)
Shares repurchased related to employee stock-based compensation plans	—	—	(8,139)	(8,139)	—	—	—	—	—	(171)	(171)
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238

See accompanying notes to consolidated financial statements.
SLM CORPORATION 7

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	383,583	—	383,583
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	10,306	—	—	10,306
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	393,889
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(51,938)	—	(51,938)
Preferred Stock, Series B ($3.32 per share)	—	—	—	—	—	—	—	—	(8,337)	—	(8,337)
Issuance of common shares	—	2,872,753	—	2,872,753	—	574	637	—	(1,216)	—	(5)
Stock-based compensation expense	—	—	—	—	—	—	19,828	—	—	—	19,828
Common stock repurchased	—	—	(16,389,696)	(16,389,696)	—	—	—	—	—	(257,402)	(257,402)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,077,643)	(1,077,643)	—	—	—	—	—	(16,641)	(16,641)
Balance at June 30, 2023	2,510,696	437,993,893	(211,913,035)	226,080,858	$251,070	$87,599	$1,129,537	$(83,564)	$3,485,732	$(3,064,010)	$1,806,364

See accompanying notes to consolidated financial statements.
8 SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	541,924	—	541,924
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,705)	—	—	(3,705)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	538,219
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(48,305)	—	(48,305)
Preferred Stock, Series B ($3.70 per share)	—	—	—	—	—	—	—	—	(9,281)	—	(9,281)
Issuance of common shares	—	2,049,231		2,049,231	—	409	1,679	—	(1,217)	—	871
Stock-based compensation expense	—	—	—	—	—	—	23,367	—	—	—	23,367
Common stock repurchased	—	—	(4,240,369)	(4,240,369)	—	—	—	—	—	(88,658)	(88,658)
Shares repurchased related to employee stock-based compensation plans	—	—	(691,386)	(691,386)	—	—	—	—	—	(13,772)	(13,772)
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238

See accompanying notes to consolidated financial statements.

SLM CORPORATION 9

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Operating activities
Net income	$541,924	$383,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	28,871	131,841
Income tax expense	184,108	128,820
Amortization of brokered deposit placement fee	5,484	5,986
Amortization of Secured Borrowing Facility upfront fee	1,174	1,441
Amortization of deferred loan origination costs and loan premium/(discounts), net	6,260	6,402
Net amortization of discount on investments	(1,047)	(1,317)
Increase in tax indemnification receivable	—	(86)
Depreciation of premises and equipment	9,267	9,145
Acquired intangible assets amortization expense	2,609	4,517
Stock-based compensation expense	23,367	19,828
Unrealized (gains) losses on derivatives and hedging activities, net	43	(339)
Gains on sales of loans, net	(254,968)	(124,745)
Gains on securities, net	(4,221)	(498)
Other adjustments to net income, net	5,602	8,883
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(550,931)	(511,089)
Increase in non-marketable securities	(283)	(691)
Decrease (increase) in other interest-earning assets	2,867	(790)
Increase in other assets	(23,389)	(37,573)
Decrease in income taxes payable, net	(163,936)	(74,596)
(Decrease) increase in accrued interest payable	(5,572)	10,433
Decrease in other liabilities	(27,742)	(17,301)
Total adjustments	(762,437)	(441,729)
Total net cash used in operating activities	(220,513)	(58,146)
Investing activities
Loans acquired and originated	(3,291,778)	(3,132,075)
Net proceeds from sales of loans held for investment and loans held for sale	3,761,722	2,157,028
Proceeds from FFELP Loan claim payments	20,034	26,477
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	1,380,714	1,605,292
Purchases of available-for-sale securities	(60,012)	(44,782)
Proceeds from sales and maturities of available-for-sale securities	410,835	148,092
Total net cash provided by investing activities	2,221,515	760,032
Financing activities
Brokered deposit placement fee	—	(2,634)
Net decrease in certificates of deposit	(175,483)	(303,027)
Net decrease in other deposits	(744,832)	(793,068)
Borrowings collateralized by loans in securitization trusts - issued	665,069	569,513
Borrowings collateralized by loans in securitization trusts - repaid	(494,161)	(596,692)
Issuance costs for unsecured debt offering	—	(15)
Fees paid on Secured Borrowing Facility	(2,333)	(2,850)
Common stock dividends paid	(48,305)	(51,938)
Preferred stock dividends paid	(9,281)	(8,337)
Common stock repurchased	(86,505)	(259,331)
Total net cash used in financing activities	(895,831)	(1,448,379)
Net decrease in cash, cash equivalents and restricted cash	1,105,171	(746,493)
Cash, cash equivalents and restricted cash at beginning of period	4,299,507	4,772,836
Cash, cash equivalents and restricted cash at end of period	$5,404,678	$4,026,343
Cash disbursements made for:
10 SLM CORPORATION

Interest	$535,146	$449,268
Income taxes paid	$164,710	$82,307
Income taxes refunded	$(1,251)	$(8,157)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$5,262,448	$3,875,758
Restricted cash	142,230	150,585
Total cash, cash equivalents and restricted cash	$5,404,678	$4,026,343

See accompanying notes to consolidated financial statements.
SLM CORPORATION 11

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
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
To estimate the future expected cash flows, we use statistical loan-level models that consider life of loan expectations for defaults, prepayments, recoveries, and any other qualitative adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
We estimate future default rates used in our current expected credit losses at a loan level using historical loss experience, current borrower characteristics, current conditions, and economic factors forecasted over a reasonable and supportable period. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical averages.
We estimate future prepayment speeds used in our current expected credit losses at a loan level using historical prepayment experience, current borrower characteristics, current conditions, and economic factors forecasted over a reasonable and supportable period. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical averages.
The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
12 SLM CORPORATION

1.	Significant Accounting Policies (Continued)

In estimating future default rates and prepayment speeds in our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses are recognized, and the related provision for credit losses in our consolidated statements of income.
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts; and
•Recovery rates.
Of the model inputs outlined above, economic forecasts, weighting of economic forecasts, and recovery rates are subject to estimation uncertainty, and changes in these inputs could have a material impact to our allowance for credit losses and the related provision for credit losses.
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At June 30, 2024, December 31, 2023, and June 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.

SLM CORPORATION 13

2. Investments
Trading Investments
We periodically sell Private Education Loans (as hereinafter defined) through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2024 and December 31, 2023, we had $60 million and $54 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of June 30, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$509,861	$—	$206	$(73,956)	$436,111
Utah Housing Corporation bonds	3,201	—	—	(320)	2,881
U.S. government-sponsored enterprises and Treasuries	1,296,942	—	—	(55,211)	1,241,731
Other securities	618,033	—	3,722	(19,216)	602,539
Total	$2,428,037	$—	$3,928	$(148,703)	$2,283,262

As of December 31, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$468,204	$—	$703	$(62,480)	$406,427
Utah Housing Corporation bonds	3,408	—	—	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	1,645,609	—	—	(66,870)	1,578,739
Other securities	446,763	—	603	(24,039)	423,327
Total	$2,563,984	$—	$1,306	$(153,668)	$2,411,622

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2024:
Mortgage-backed securities	$(1,739)	$106,041	$(72,217)	$313,289	$(73,956)	$419,330
Utah Housing Corporation bonds	—	—	(320)	2,881	(320)	2,881
U.S. government-sponsored enterprises and Treasuries	—	—	(55,211)	1,241,731	(55,211)	1,241,731
Other securities	(1,158)	77,628	(18,058)	244,502	(19,216)	322,130
Total	$(2,897)	$183,669	$(145,806)	$1,802,403	$(148,703)	$1,986,072

As of December 31, 2023:
Mortgage-backed securities	$(531)	$51,391	$(61,949)	$300,318	$(62,480)	$351,709
Utah Housing Corporation bonds	—	—	(279)	3,129	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	—	—	(66,870)	1,578,739	(66,870)	1,578,739
Other securities	(2,221)	90,725	(21,818)	241,253	(24,039)	331,978
Total	$(2,752)	$142,116	$(150,916)	$2,123,439	$(153,668)	$2,265,555

At June 30, 2024 and December 31, 2023, 246 of 276 and 213 of 248, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of June 30, 2024, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of June 30, 2024 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2024	349,887	346,293
2025	299,312	292,886
2026	548,929	507,701
2027	98,814	94,851
2038	67	67
2039	570	552
2042	2,201	1,870
2043	3,864	3,396
2044	4,297	3,846
2045	4,615	4,011
2046	7,389	6,370
2047	7,359	6,424
2048	1,731	1,650
2049	15,114	13,095
2050	103,837	80,824
2051	149,872	115,523
2052	60,026	52,066
2053	323,017	315,286
2054	120,309	112,740
2055	78,597	75,905
2056	205,354	204,708
2058	42,876	43,198
Total	$2,428,037	$2,283,262

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $604 million and $612 million par value of securities pledged to this borrowing facility at June 30, 2024 and December 31, 2023, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 8, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. As of June 30, 2024 and December 31, 2023, our total investment in these securities was $14 million and $14 million, respectively.

16 SLM CORPORATION

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $87 million at June 30, 2024 and $72 million at December 31, 2023. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $39 million at June 30, 2024 and $30 million at December 31, 2023.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at June 30, 2024 and $11 million at December 31, 2023. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

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
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of June 30, 2024 and December 31, 2023, 28 percent and 33 percent, respectively, of all of our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first six months of 2024, we recognized $255 million in gains from the sale of approximately $3.69 billion of Private Education Loans, including $3.42 billion of principal and $274 million in capitalized interest, to unaffiliated third parties. In the first six months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of those VIEs. Those transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of those loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.

SLM CORPORATION 17

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Private Education Loans:
Fixed-rate	$14,124,662	$13,985,791
Variable-rate	5,494,869	7,040,053
Total Private Education Loans, gross	19,619,531	21,025,844
Deferred origination costs and unamortized premium/(discount)	78,661	81,554
Allowance for credit losses	(1,265,592)	(1,335,105)
Total Private Education Loans, net	18,432,600	19,772,293

FFELP Loans	485,608	537,401
Deferred origination costs and unamortized premium/(discount)	1,185	1,330
Allowance for credit losses	(4,060)	(4,667)
Total FFELP Loans, net	482,733	534,064
Loans held for investment, net	$18,915,333	$20,306,357

The estimated weighted average life of education loans in our portfolio was approximately 5.3 years and 5.0 years at June 30, 2024 and December 31, 2023, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2024		2023
Three Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,480,805	10.91%	$20,704,907	10.79%
FFELP Loans	501,439	7.73	585,131	7.10
Total portfolio	$20,982,244		$21,290,038

	2024		2023
Six Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,961,775	10.96%	$21,227,153	10.72%
FFELP Loans	514,225	7.48	593,555	6.98
Total portfolio	$21,476,000		$21,820,708

18 SLM CORPORATION

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

SLM CORPORATION 19

4.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

Three Months Ended June 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,627	$1,345,431	$1,350,058
Transfer from unfunded commitment liability(1)	—	29,715	29,715
Provisions:
Provision for current period	(441)	72,862	72,421
Loan sale reduction to provision	—	(102,751)	(102,751)
Total provisions(2)	(441)	(29,889)	(30,330)
Net charge-offs:
Charge-offs	(126)	(91,042)	(91,168)
Recoveries	—	11,377	11,377
Net charge-offs	(126)	(79,665)	(79,791)
Ending Balance	$4,060	$1,265,592	$1,269,652
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,060	$1,265,592	$1,269,652
Loans(3):
Ending balance: collectively evaluated for impairment	$485,608	$19,619,531	$20,105,139
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,231,754	$1,231,754
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.13%	2.19%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.84%	6.07%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.10%	8.62%
Allowance coverage of net charge-offs (annualized)	8.06	3.97
Ending total loans, gross	$485,608	$19,619,531
Average loans in repayment(4)	$378,667	$14,543,669
Ending loans in repayment(4)	$369,681	$14,231,581
Accrued interest to be capitalized on loans in repayment(6)	$—	$453,150
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, 2024 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(29,889)
Provisions for unfunded loan commitments	47,160
Total Private Education Loan provisions for credit losses	17,271
Other impacts to the provisions for credit losses:
FFELP Loans	(441)
Total	(441)
Provisions for credit losses reported in consolidated statements of income	$16,830

(3) For the three months ended June 30, 2024, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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
20 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

Three Months Ended June 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Credit Cards(7)	Total
Allowance for Credit Losses
Beginning balance	$3,927	$1,475,379	$—	$1,479,306
Transfer from unfunded commitment liability(1)	—	28,188	—	28,188
Provisions:
Provision for current period	820	96,102	(730)	96,192
Loan sale reduction to provision	—	(136,531)	—	(136,531)
Total provisions(2)	820	(40,429)	(730)	(40,339)
Net charge-offs:
Charge-offs	(325)	(114,550)	741	(114,134)
Recoveries	—	11,706	(11)	11,695
Net charge-offs	(325)	(102,844)	730	(102,439)
Ending Balance	$4,422	$1,360,294	$—	$1,364,716
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,422	$1,360,294	$—	$1,364,716
Loans(3):
Ending balance: collectively evaluated for impairment	$573,597	$19,938,363	$—	$20,511,960
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,136,973	$—	$1,136,973
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.29%	2.69%	—%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.77%	6.45%	—%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.02%	9.03%	—%
Allowance coverage of net charge-offs (annualized)	3.40	3.31	—
Ending total loans, gross	$573,597	$19,938,363	$—
Average loans in repayment(4)	$441,749	$15,269,101	$—
Ending loans in repayment(4)	$431,543	$14,652,527	$—
Accrued interest to be capitalized on loans in repayment(6)	$—	$408,923	$—
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
SLM CORPORATION 21

4.	Allowance for Credit Losses (Continued)

Six Months Ended June 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from unfunded commitment liability(1)	—	161,329	161,329
Provisions:
Provision for current period	(358)	167,338	166,980
Loan sale reduction to provision	—	(235,955)	(235,955)
Total provisions(2)	(358)	(68,617)	(68,975)
Net charge-offs:
Charge-offs	(249)	(184,916)	(185,165)
Recoveries	—	22,691	22,691
Net charge-offs	(249)	(162,225)	(162,474)
Ending Balance	$4,060	$1,265,592	$1,269,652
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,060	$1,265,592	$1,269,652
Loans(3):
Ending balance: collectively evaluated for impairment	$485,608	$19,619,531	$20,105,139
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,231,754	$1,231,754
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.13%	2.17%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.84%	6.07%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.10%	8.62%
Allowance coverage of net charge-offs (annualized)	8.15	3.90
Ending total loans, gross	$485,608	$19,619,531
Average loans in repayment(4)	$388,510	$14,977,567
Ending loans in repayment(4)	$369,681	$14,231,581
Accrued interest to be capitalized on loans in repayment(6)	$—	$453,150
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2024 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(68,617)
Provisions for unfunded loan commitments	97,846
Total Private Education Loan provisions for credit losses	29,229
Other impacts to the provisions for credit losses:
FFELP Loans	(358)
Total	(358)
Provisions for credit losses reported in consolidated statements of income	$28,871

(3) For the six months ended June 30, 2024, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$15,905
Provisions for unfunded loan commitments	114,377
Total Private Education Loan provisions for credit losses	130,282
Other impacts to the provisions for credit losses:
FFELP Loans	$1,559
Total	1,559
Provisions for credit losses reported in consolidated statements of income	$131,841
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
Allowance for Credit Losses
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At June 30, 2024, December 31, 2023, and June 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provision for credit losses for the six months ended June 30, 2024 decreased by $103 million compared with the year-ago period. During the six months ended June 30, 2024, the provision for credit losses was primarily affected by $236 million in negative provisions recorded as a result of the $3.69 billion Private Education Loan sales during the first six months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook, which were offset by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first six months of 2023 and an increase in recovery rates.
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
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, as of the end of the reporting period, the borrower was required to make three consecutive monthly payments at the reduced payment amount in order to qualify for enrollment in a modification program and, if applicable, for the loan to re-age. Any loan that has received a previous rate reduction or permanent extension is generally
24 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)
not re-age eligible following a modification. In that case, following the modification, the loan will remain in delinquency unless and until all past due amounts are paid and the loan is brought current.
Under our programs, we limit the granting of a permanent extension of the final maturity date of a loan to one time over the life of the loan, and limit the number of interest rate reductions to twice over the life of the loan. Where appropriate, we will permit two consecutive rate reductions so long as the borrower qualifies. We believe by tailoring the modification programs to the borrower’s current financial condition and not having a one size fits all approach, we increase the likelihood the borrower will be able to make the modified payments and avoid default. This approach of giving different interest rate reductions to different borrowers experiencing more severe hardship also helps us better manage the overall assistance we provide to borrowers.
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
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $9.3 million, representing 0.04 percent of the total Private Education Loan portfolio. This program added a weighted average of 6.7 years to the life of loans in the program. As of June 30, 2024, $7.9 million of these loans were in a current or deferred status, $0.6 million of these loans were 30-59 days past due, $0.5 million of these loans were 60-89 days past due, and $0.3 million of these loans were 90 days or greater past due. For the three months ended June 30, 2024, there were $0.9 million modified loans1 (with $0.8 million of unpaid principal balance at the time of default) in this program that defaulted within 12 months of receiving the term extension and no loans charged off within the 12 months of receiving the term extension. For the six months ended June 30, 2024, there were $1.0 million modified loans1 (with $0.9 million of unpaid principal balance at the time of default) in this prog
1 Represents period-end amortized cost basis of Private Education Loans as of June 30, 2024.
SLM CORPORATION 25

4.	Allowance for Credit Losses (Continued)
ram that defaulted within 12 months of receiving the term extension and no loans charged off within 12 months of receiving the term extension. We define payment default as 60 days past due for purposes of this disclosure.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$5,571	0.03%	$272,125	1.29%
Total	$5,571	0.03%	$272,125	1.29%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$14,809	0.07%	$94,485	0.44%
Total	$14,809	0.07%	$94,485	0.44%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$9,005	0.04%	$504,366	2.39%
Total	$9,005	0.04%	$504,366	2.39%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$23,995	0.11%	$166,882	0.78%
Total	$23,995	0.11%	$166,882	0.78%

26 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)
The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended June 30, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.31% to 3.46%	Private Education Loans	Added a weighted average 9.32 years to the life of loans Reduced average contractual rate from 12.72% to 3.70%

Three Months Ended June 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.30% to 4.00%	Private Education Loans	Added a weighted average 10.23 years to the life of loans Reduced average contractual rate from 12.84% to 4.00%

Six Months Ended June 30, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.25% to 3.62%	Private Education Loans	Added a weighted average 9.01 years to the life of loans Reduced average contractual rate from 12.66% to 3.71%

Six Months Ended June 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.06% to 4.00%	Private Education Loans	Added a weighted average 10.23 years to the life of loans Reduced average contractual rate from 12.69% to 4.00%

SLM CORPORATION 27

4.	Allowance for Credit Losses (Continued)
Private Education Loans are generally charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses, and — Allowance for FFELP Loan Losses” in our 2023 Form 10-K for a more detailed discussion.
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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$27,322	$26,760	$4,304	$12,360	$12,099	$3,348
Total	$27,322	$26,760	$4,304	$12,360	$12,099	$3,348

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in thousands)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$39,634	$40,128	$6,371	$19,374	$20,304	$5,279
Total	$39,634	$40,128	$6,371	$19,374	$20,304	$5,279
(1) Represents period-end amortized cost basis of loans that have been modified and for which a payment default occurred in the relevant period presented and within 12 months of receiving a modification.
(2) For the three months ended June 30, 2024, the modified loans include $25.7 million of interest rate reduction and term extension loan modifications and $1.6 million of interest rate reduction only loan modifications. For the three months ended June 30, 2023, the modified loans include $11.0 million of interest rate reduction and term extension loan modifications and $1.4 million of interest rate reduction only loan modifications.
(3) For the six months ended June 30, 2024, the modified loans include $37.5 million of interest rate reduction and term extension loan modifications and $2.1 million of interest rate reduction only loan modifications. For the six months ended June 30, 2023, the modified loans include $17.0 million of interest rate reduction and term extension loan modifications and $2.4 million of interest rate reduction only loan modifications.
(4) Represents the unpaid principal balance at the time of payment default.
(5) Represents the unpaid principal balance at the time of charge off.

28 SLM CORPORATION

4.	Allowance for Credit Losses (Continued)

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following tables depict the performance of loans that have been modified during the respective reporting periods (first six months of 2024 and full year 2023, respectively).

	Payment Status (Amortized Cost Basis)
At June 30, 2024 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$7,527	$468,384	$17,356	$8,605	$11,499	$513,371
Total	$7,527	$468,384	$17,356	$8,605	$11,499	$513,371

	Payment Status (Amortized Cost Basis)
At December 31, 2023 (dollars in thousands)	Deferment(1)	Current(2)(3)	30-59 Days Past Due(2)(3)	60-89 Days Past Due(2)(3)	90 Days or Greater Past Due(2)(3)	Total
Loan Type:
Private Education Loans	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526
Total	$6,843	$334,967	$17,205	$7,689	$13,822	$380,526
(1) Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation). Deferment also includes loans that have entered a forbearance after the loan modification was granted.
(2) Represents loans in repayment which include loans on which borrowers are making full principal and interest payments after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(3) The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION 29

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

As of June 30, 2024 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	2019 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$1,263,118	$4,792,996	$2,830,170	$1,844,136	$1,229,753	$5,084,224	$17,044,397	87%
Without cosigner	217,230	630,023	467,599	333,584	242,486	684,212	2,575,134	13
Total	$1,480,348	$5,423,019	$3,297,769	$2,177,720	$1,472,239	$5,768,436	$19,619,531	100%

FICO at Origination Approval(2):
Less than 670	$90,651	$396,047	$265,203	$158,763	$99,015	$515,518	$1,525,197	8%
670-699	197,505	757,395	457,439	294,690	209,037	979,895	2,895,961	15
700-749	463,674	1,663,571	1,030,601	693,019	480,075	1,948,940	6,279,880	32
Greater than or equal to 750	728,518	2,606,006	1,544,526	1,031,248	684,112	2,324,083	8,918,493	45
Total	$1,480,348	$5,423,019	$3,297,769	$2,177,720	$1,472,239	$5,768,436	$19,619,531	100%

FICO Refreshed(2)(3):
Less than 670	$139,717	$648,278	$471,147	$307,412	$195,258	$883,767	$2,645,579	13%
670-699	198,681	719,888	412,143	262,386	152,440	631,641	2,377,179	12
700-749	449,714	1,559,804	919,511	590,474	390,302	1,538,382	5,448,187	28
Greater than or equal to 750	692,236	2,495,049	1,494,968	1,017,448	734,239	2,714,646	9,148,586	47
Total	$1,480,348	$5,423,019	$3,297,769	$2,177,720	$1,472,239	$5,768,436	$19,619,531	100%

Seasoning(4):
1-12 payments	$772,152	$2,750,486	$448,319	$286,029	$173,738	$411,072	$4,841,796	25%
13-24 payments	—	418,106	1,635,135	190,611	135,833	412,987	2,792,672	14
25-36 payments	—	—	258,592	1,094,789	116,401	528,339	1,998,121	10
37-48 payments	—	—	—	153,321	687,962	472,389	1,313,672	7
More than 48 payments	—	—	—	—	126,750	3,417,762	3,544,512	18
Not yet in repayment	708,196	2,254,427	955,723	452,970	231,555	525,887	5,128,758	26
Total	$1,480,348	$5,423,019	$3,297,769	$2,177,720	$1,472,239	$5,768,436	$19,619,531	100%

2024 Current period(5) gross charge-offs	$(163)	$(8,669)	$(32,873)	$(26,921)	$(18,886)	$(97,404)	$(184,916)
2024 Current period(5) recoveries	—	700	3,257	2,941	2,011	13,782	22,691
2024 Current period(5) net charge-offs	$(163)	$(7,969)	$(29,616)	$(23,980)	$(16,875)	$(83,622)	$(162,225)

Total accrued interest by origination vintage	$43,576	$357,479	$329,161	$221,437	$128,373	$287,456	$1,367,482

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second-quarter 2024.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2024 through June 30, 2024.

30 SLM CORPORATION

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

SLM CORPORATION 31

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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of June 30, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Total

Loans in-school/grace/deferment(1)	$708,196	$2,254,427	$955,723	$452,970	$231,555	$525,887	$5,128,758
Loans in forbearance(2)	2,295	33,722	60,256	35,789	25,101	102,029	259,192
Loans in repayment:
Loans current	765,729	3,100,292	2,215,133	1,630,195	1,172,591	4,872,598	13,756,538
Loans delinquent 30-59 days(3)	2,542	18,637	29,618	27,766	19,455	126,427	224,445
Loans delinquent 60-89 days(3)	759	9,069	19,011	15,343	11,809	69,393	125,384
Loans 90 days or greater past due(3)	827	6,872	18,028	15,657	11,728	72,102	125,214
Total Private Education Loans in repayment	769,857	3,134,870	2,281,790	1,688,961	1,215,583	5,140,520	14,231,581
Total Private Education Loans, gross	1,480,348	5,423,019	3,297,769	2,177,720	1,472,239	5,768,436	19,619,531
Private Education Loans deferred origination costs and unamortized premium/(discount)	17,774	27,568	11,897	6,845	4,575	10,002	78,661
Total Private Education Loans	1,498,122	5,450,587	3,309,666	2,184,565	1,476,814	5,778,438	19,698,192
Private Education Loans allowance for losses	(80,912)	(304,066)	(228,421)	(152,123)	(94,330)	(405,740)	(1,265,592)
Private Education Loans, net	$1,417,210	$5,146,521	$3,081,245	$2,032,442	$1,382,484	$5,372,698	$18,432,600

Percentage of Private Education Loans in repayment	52.0%	57.8%	69.2%	77.6%	82.6%	89.1%	72.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	1.1%	2.9%	3.5%	3.5%	5.2%	3.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.3%	1.1%	2.6%	2.1%	2.0%	1.9%	1.8%
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
32 SLM CORPORATION

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
SLM CORPORATION 33

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)

June 30, 2024	$1,367,482	$6,602	$8,500
December 31, 2023	$1,354,565	$8,373	$9,897
(1)The allowance for uncollectible interest at June 30, 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment ($136 million of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.2 billion) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $5.8 million of accrued interest receivable on those loans that are in repayment that is not expected to be capitalized and $0.8 million that is expected to be capitalized.
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

34 SLM CORPORATION

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
At June 30, 2024, we had $1.3 billion of outstanding contractual loan commitments that we expect to fund during the upcoming 2024/2025 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2024		2023
Three Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$32,034	$673,492	$32,720	$684,353
Provision/New commitments - net(1)	47,160	1,317,770	58,068	1,529,368
Transfer - funded loans(2)	(29,715)	(690,869)	(28,188)	(650,865)
Ending Balance	$49,479	$1,300,393	$62,600	$1,562,856

	2024		2023
Six Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$112,962	$2,221,077	$124,924	$1,995,808
Provision/New commitments - net(1)	97,846	2,352,228	114,377	2,654,184
Transfer - funded loans(2)	(161,329)	(3,272,912)	(176,701)	(3,087,136)
Ending Balance	$49,479	$1,300,393	$62,600	$1,562,856
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
SLM CORPORATION 35

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both June 30, 2024 and December 31, 2023, we had $56 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combinations” in our 2023 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, developed technology, and partner relationships. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		June 30, 2024			December 31, 2023
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks(2)	4.0	$6,040	$(1,384)	$4,656	$6,040	$(629)	$5,411
Customer relationships	4.6	8,920	(5,344)	3,576	8,920	(4,013)	4,907
Developed technology	3.5	2,590	(1,285)	1,305	2,590	(908)	1,682
Partner relationships	2.5	730	(268)	462	730	(122)	608
Total acquired intangible assets		$18,280	$(8,281)	$9,999	$18,280	$(5,672)	$12,608
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.3 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 3.9 years.
(2) In 2023, we fully impaired the Nitro trade name and trademarks asset for $56 million.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $3 million in the three and six months ended June 30, 2024, respectively, and approximately $2 million and $5 million in the three and six months ended June 30, 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $5 million, $4 million, $3 million, and $1 million in 2024, 2025, 2026, and 2027, respectively.
36 SLM CORPORATION

7. Deposits

The following table summarizes total deposits at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$20,741,110	$21,651,657
Deposits - non-interest-bearing	2,920	1,531
Total deposits	$20,744,030	$21,653,188

Our total deposits of $20.7 billion were comprised of $10.0 billion in brokered deposits and $10.7 billion in retail and other deposits at June 30, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of June 30, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.9 billion and $7.6 billion of our deposit total as of June 30, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended June 30, 2024 and 2023, respectively, and placement fee expense of $5 million and $6 million in the six months ended June 30, 2024 and 2023, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended June 30, 2024 and June 30, 2023. There were no fees paid to third-party brokers related to brokered CDs for the six months ended June 30, 2024. Fees paid to third-party brokers related to brokered CDs were $3 million for the six months ended June 30, 2023.

Interest bearing deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,485,016	4.64%	$10,258,292	4.85%
Savings	976,727	4.34	945,000	4.35
Certificates of deposit	10,279,367	3.81	10,448,365	3.69
Deposits - interest bearing	$20,741,110		$21,651,657
    (1) Includes the effect of interest rate swaps in effective hedge relationships.
SLM CORPORATION 37

7.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
One year or less	$5,441,046	$3,937,766
After one year to two years	2,876,645	4,112,902
After two years to three years	1,575,845	1,881,371
After three years to four years	258,306	327,295
After four years to five years	127,484	188,802
After five years	41	229
Total	$10,279,367	$10,448,365

As of June 30, 2024 and December 31, 2023, there were $495 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $85 million and $91 million at June 30, 2024 and December 31, 2023, respectively.

38 SLM CORPORATION

8. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2023 Form 10-K. The following table summarizes our borrowings at June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$993,810	$993,810	$—	$992,200	$992,200
Total unsecured borrowings	—	993,810	993,810	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,691,111	3,691,111	—	3,585,254	3,585,254
Variable-rate	—	718,091	718,091	—	650,058	650,058
Total Private Education Loan term securitizations	—	4,409,202	4,409,202	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,409,202	4,409,202	—	4,235,312	4,235,312
Total	$—	$5,403,012	$5,403,012	$—	$5,227,512	$5,227,512

Short-term Borrowings
On May 7, 2024 and June 14, 2024, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). At both June 30, 2024, and December 31, 2023, there were no secured borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings
Secured Financings
2024 Transactions
On May 15, 2024, we executed our $668 million SMB Private Education Loan Trust 2024-C term ABS transaction, which was accounted for as a secured financing. We sold $668 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.36 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.19 percent. On June 30, 2024, $727 million of our Private Education Loans, including $670 million of principal and $57 million in capitalized interest, were encumbered because of this transaction.
SLM CORPORATION 39

8.	Borrowings (Continued)
Secured Financings at Issuance
The following table summarizes our secured financings issued in the year ended December 31, 2023 and in the six months ended June 30, 2024.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
2023-C	August 2023	568,000	SOFR plus 1.69%	4.93
Total notes issued in 2023		$1,147,000

Total loan and accrued interest amount securitized at inception in 2023(2)		$1,292,507

2024-C	May 2024	$668,000	SOFR plus 1.19%	5.36
Total notes issued in 2024		$668,000

Total loan and accrued interest amount securitized at inception in 2024(3)		$733,644

(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At June 30, 2024, $1.14 billion of our Private Education Loans, including $1.06 billion of principal and $84 million in capitalized interest, were encumbered related to these transactions.
(3) At June 30, 2024, $727 million of our Private Education Loans, including $670 million of principal and $57 million in capitalized interest, were encumbered related to this transaction.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of June 30, 2024 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,409,202	$4,409,202	$5,724,958	$142,228	$347,389	$6,214,575
Secured Borrowing Facility	—	—	—	—	—	2,225	2,225
Total	$—	$4,409,202	$4,409,202	$5,724,958	$142,228	$349,614	$6,216,800

As of December 31, 2023	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$311,697	$6,001,073
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$312,763	$6,002,139

(1) Other assets primarily represent accrued interest receivable.
40 SLM CORPORATION

8.	Borrowings (Continued)

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
2024-R1 Transaction
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
2024-B Transaction
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
2024-D Transaction
On June 28, 2024, we closed an SMB Private Education Loan Trust 2024-D term ABS transaction (the “2024-D Transaction”), in which an unaffiliated third party sold to the trust approximately $1.5 billion of Private Education Loans that the third-party seller previously purchased from us on May 23, 2024. Sallie Mae Bank sponsored the 2024-D Transaction, is the servicer and administrator, and was the seller of an additional $79 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2024-D Transaction and we recorded a $6 million gain on sale associated with this transaction. In connection with the 2024-D Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to
SLM CORPORATION 41

8.	Borrowings (Continued)
the 2024-D Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$602,539	$60,473	$663,012	$423,327	$54,481	$477,808

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks which totaled $125 million at June 30, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2024 nor in the year ended December 31, 2023.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $1.2 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2024 nor in the year ended December 31, 2023.
42 SLM CORPORATION

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2024, $1.3 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.4 billion at June 30, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2024 was $(30) million and $(2) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $6 million and $9 million, respectively.

SLM CORPORATION 43

9.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2024 and December 31, 2023, and their impact on earnings and other comprehensive income for the six months ended June 30, 2024 and June 30, 2023. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2023 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)		2024	2023	2024	2023	2024	2023	2024	2023
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(87)	(339)	(29)	(31)		—	(116)	(370)
Total net derivatives		$(87)	$(339)	$(29)	$(31)	$—	$—	$(116)	$(370)

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2024	2023	2024	2023
Gross position(1)	$—	$—	$(116)	$(370)
Impact of master netting agreement	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(116)	(370)
Cash collateral pledged(2)	6,362	9,228	—	—
Net position	$6,362	$9,228	$(116)	$(370)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Interest rate swaps	$1,157,621	$1,203,783	$281,520	$702,309	$—	$—	$1,439,141	$1,906,092
Net total notional	$1,157,621	$1,203,783	$281,520	$702,309	$—	$—	$1,439,141	$1,906,092

44 SLM CORPORATION

9.	Derivative Financial Instruments (Continued)
As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023

Deposits	$(274,091)	$(689,137)	$7,237	$12,910

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(3,566)	$(5,980)	$(9,104)	$(12,385)
Hedged items recorded in interest expense	(2,468)	877	(5,673)	(6,158)
Derivatives recorded in interest expense	2,480	(765)	5,709	6,331
Total	$(3,554)	$(5,868)	$(9,068)	$(12,212)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$12,295	$11,826	$24,756	$22,104
Total	$12,295	$11,826	$24,756	$22,104

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$—	$—	$—
Total	—	—	—	—
Total	$8,741	$5,958	$15,688	$9,892

SLM CORPORATION 45

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

Amount of gain (loss) recognized in other comprehensive income (loss)	$3,035	$19,401	$12,447	$14,680
Less: amount of gain (loss) reclassified in interest expense	12,295	11,826	24,756	22,104
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(9,260)	$7,575	$(12,309)	$(7,424)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $29 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of June 30, 2024, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at June 30, 2024 and December 31, 2023, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $6 million and $9 million at June 30, 2024 and December 31, 2023, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

46 SLM CORPORATION

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2024	2023	2024	2023
Common stock repurchased under repurchase programs(1)	2,929,646	16,389,696	4,240,369	16,389,696
Average purchase price per share(2)	$21.17	$15.71	$20.91	$15.71
Shares repurchased related to employee stock-based compensation plans(3)	8,139	128,212	691,386	1,077,643
Average purchase price per share	$21.02	$14.64	$19.92	$15.44
Common shares issued(4)	123,311	349,009	2,049,231	2,872,753

(1) Common shares purchased under our share repurchase programs. The 2022 Share Repurchase Program expired on January 25, 2024. There was $562 million of capacity remaining under the 2024 Share Repurchase Program at June 30, 2024.
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

The closing price of our common stock on the NASDAQ Global Select Market on June 28, 2024 was $20.79.

Common Stock Dividends

In both June 2024 and June 2023, we paid a common stock dividend of $0.11 per common share.

Share Repurchases
On January 26, 2022, we announced a share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. We did not repurchase shares of common stock under the 2022 Share Repurchase Program in the six months ended June 30, 2024. Under the 2022 Share Repurchase Program, we repurchased 16.4 million shares of common stock for $257 million in both the three and six months ended June 30, 2023.
On January 24, 2024, we announced a new share repurchase program (the "2024 Share Repurchase Program"), which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million. Under the 2024 Share Repurchase Program, we repurchased 2.9 million shares of common stock for $62 million in the three months ended June 30, 2024, and 4.2 million shares of common stock for $89 million in the six months ended June 30, 2024. We had $562 million of capacity remaining under the 2024 Share Repurchase Program at June 30, 2024.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended June 30, 2024 and 2023, we repurchased 2.9 million shares and 16.4 million shares, respectively, of our common stock at a total cost of $62 million and $257 million, respectively, and during the six months ended June 30, 2024 and 2023, we repurchased 4.2 million and 16.4 million shares, respectively, of our common stock at a total cost of $89 million and $257 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
SLM CORPORATION 47

11. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$251,993	$265,065	$541,924	$383,583
Preferred stock dividends	4,628	4,274	9,281	8,337
Net income attributable to SLM Corporation common stock	$247,365	$260,791	$532,643	$375,246
Denominator:
Weighted average shares used to compute basic EPS	218,924	235,061	219,670	238,261
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,543	2,531	3,486	2,293
Weighted average shares used to compute diluted EPS	222,467	237,592	223,156	240,554

Basic earnings per common share	$1.13	$1.11	$2.42	$1.57

Diluted earnings per common share	$1.11	$1.10	$2.39	$1.56

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended June 30, 2024 and 2023, securities covering approximately less than 1 million shares and 1 million shares, respectively, and for the six months ended June 30, 2024 and 2023, securities covering approximately less than 1 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

48 SLM CORPORATION

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

During the six months ended June 30, 2024, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2024				December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$60,473	$60,473	$—	$—	$54,481	$54,481
Available-for-sale investments	—	2,280,155	3,107	2,283,262	—	2,411,622	—	2,411,622
Derivative instruments	—	—	—	—	—	—	—	—
Total	$—	$2,280,155	$63,580	$2,343,735	$—	$2,411,622	$54,481	$2,466,103

Liabilities:
Derivative instruments	$—	$(116)	$—	$(116)	$—	$(370)	$—	$(370)
Total	$—	$(116)	$—	$(116)	$—	$(370)	$—	$(370)

SLM CORPORATION 49

12.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Six Months Ended June 30,
	2024			2023
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$—	$54,481	$54,481	$—	$50,786	$50,786
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	8	4,233	4,241	—	537	537
Included in other comprehensive income	48	—	48	—	—	—
Settlements	3,051	1,759	4,810	—	823	823
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$3,107	$60,473	$63,580	$—	$52,146	$52,146

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$48	$—	$48	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$4,233	$4,233	$—	$537	$537

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Interest Income - Investments	$8	$—
Gains (losses) on securities, net	4,233	537
Total	$4,241	$537

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in thousands)	Fair Value at 6/30/2024	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$3,107	Discounted cash flow	Constant Prepayment Rate	7.1%-11.1% (8.49%)
			Probability of default	4.0%-17.4% (11.26%)
Residual Interests	60,473	Discounted cash flow	Constant Prepayment Rate	7.1%-11.1% (8.49%)
			Probability of default	4.0%-17.4% (11.26%)
Total	$63,580
The significant inputs detailed in the above table would be expected to have the following impacts to the valuations:
•A decrease in CPR would result in a longer weighted average life of the trust, resulting in a decrease to the valuation due to the delay in residual cash flows with the increased term. The opposite is true for an increase in the CPR.
50 SLM CORPORATION

12.	Fair Value Measurements (Continued)
•A decrease in the probability of defaults means increased principal receipts, resulting in an increase to the valuation due to the increase in residual cash flow.
•Conversely, an increase in the probability of defaults means decreased principal receipts, resulting in a decrease to the valuation due to the decrease in residual cash flow.

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$20,976,381	$18,432,600	$2,543,781	$22,229,045	$19,772,293	$2,456,752
FFELP Loans	480,752	482,733	(1,981)	542,775	534,064	8,711
Cash and cash equivalents	5,262,448	5,262,448	—	4,149,838	4,149,838	—
Trading investments	60,473	60,473	—	54,481	54,481	—
Available-for-sale investments	2,283,262	2,283,262	—	2,411,622	2,411,622	—
Accrued interest receivable	1,476,267	1,391,081	85,186	1,448,766	1,379,904	68,862
Derivative instruments	—	—	—	—	—	—
Total earning assets	$30,539,583	$27,912,597	$2,626,986	$30,836,527	$28,302,202	$2,534,325
Interest-bearing liabilities:
Money-market and savings accounts	$10,388,501	$10,461,743	$73,242	$11,134,883	$11,203,292	$68,409
Certificates of deposit	10,259,979	10,279,367	19,388	10,380,684	10,448,365	67,681
Long-term borrowings	5,151,728	5,403,012	251,284	4,873,690	5,227,512	353,822
Accrued interest payable	99,493	99,493	—	105,066	105,066	—
Derivative instruments	116	116	—	370	370	—
Total interest-bearing liabilities	$25,899,817	$26,243,731	$343,914	$26,494,693	$26,984,605	$489,912

Excess of net asset fair value over carrying value			$2,970,900			$3,024,237

Please refer to Notes to Consolidated Financial Statements, Note 17, “Fair Value Measurements” in our 2023 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.
SLM CORPORATION 51

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1, 2022, 2023, and 2024, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
52 SLM CORPORATION

13.	Regulatory Capital (Continued)
At June 30, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Six Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	June 30, 2024	June 30, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $110 million and $115 million, net of tax of $35 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,122,582	13.4%	$1,631,764	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,122,582	13.4%	$1,981,427	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,423,131	14.7%	$2,447,645	>	10.5%
Tier 1 Capital (to Average Assets)	$3,122,582	10.8%	$1,154,807	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both June 30, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $138 million and $298 million in dividends to the Company for the three and six months ended June 30, 2024, respectively, and $300 million and $300 million in dividends to the Company for the three and six months ended June 30, 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any
SLM CORPORATION 53

13.	Regulatory Capital (Continued)
declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2024, we had $1.3 billion of outstanding contractual loan commitments that we expect to fund during the upcoming 2024/2025 academic year. At June 30, 2024, we had a $49 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

54 SLM CORPORATION

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
SLM CORPORATION 55

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

56 SLM CORPORATION

Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to SLM Corporation common stock	$247,365	$260,791	$532,643	$375,246
Diluted earnings per common share	$1.11	$1.10	$2.39	$1.56
Weighted average shares used to compute diluted earnings per common share	222,467	237,592	223,156	240,554
Return on Assets(1)	3.6%	3.7%	3.8%	2.7%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$18,432,600	$18,648,904	$18,432,600	$18,648,904
Ending FFELP Loans, net	482,733	570,614	482,733	570,614
Ending total education loans, net	$18,915,333	$19,219,518	$18,915,333	$19,219,518

Average education loans	$20,982,244	$21,290,038	$21,476,000	$21,820,708

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2024.
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
During the first six months of 2024, we made the following progress on the above corporate strategic imperatives.
2024-C Securitization
On May 15, 2024, we executed our $668 million SMB Private Education Loan Trust 2024-C term ABS transaction, which was accounted for as a secured financing. We sold $668 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.36 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.19 percent.
2024 Loan Sales and 2024-A, 2024-B, and 2024-D Transactions
In the first six months of 2024, we recognized $255 million in gains from the sale of approximately $3.69 billion of Private Education Loans, including $3.42 billion of principal and $274 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 8, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.
Secured Borrowing Facility
On May 7, 2024 and June 14, 2024, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur).
Share Repurchases under our Rule 10b5-1 Trading Plans
During the six months ended June 30, 2024, we repurchased 4.2 million shares of our common stock at a total cost of $89 million under Rule 10b5-1 trading plans authorized under our 2024 Share Repurchase Program.
58 SLM CORPORATION

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
Interest income:
Loans	$565	$568	$(3)	(1)%	$1,162	$1,151	$11	1%
Investments	15	12	3	25	30	23	7	30
Cash and cash equivalents	61	54	7	13	113	97	16	16
Total interest income	641	634	7	1	1,305	1,271	34	3
Total interest expense	269	247	22	9	546	480	66	14
Net interest income	372	387	(14)	(4)	759	792	(33)	(4)
Less: provisions for credit losses	17	18	(1)	(6)	29	132	(103)	(78)
Net interest income after provisions for credit losses	355	369	(14)	(4)	730	660	70	11
Non-interest income:
Gains on sales of loans, net	112	125	(13)	(10)	255	125	130	104
Gains (losses) on securities, net	2	(1)	3	300	4	—	4	100
Other income	28	20	8	40	57	40	17	43
Total non-interest income	142	144	(2)	(1)	316	166	150	90
Non-interest expenses:
Total operating expenses	157	154	3	2	318	309	9	3
Acquired intangible assets amortization expense	1	2	(1)	(50)	3	5	(2)	(40)
Total non-interest expenses	159	156	3	2	320	313	7	2
Income before income tax expense	339	357	(18)	(5)	726	512	214	42
Income tax expense	87	92	(5)	(5)	184	129	55	43
Net income	252	265	(13)	(5)	542	383	159	42
Preferred stock dividends	5	4	1	25	9	8	1	13
Net income attributable to SLM Corporation common stock	$247	$261	$(14)	(5)%	$533	$375	$158	42%
Basic earnings per common share	$1.13	$1.11	$0.02	2%	$2.42	$1.57	$0.85	54%
Diluted earnings per common share	$1.11	$1.10	$0.01	1%	$2.39	$1.56	$0.83	53%
Declared dividends per common share	$0.11	$0.11	$—	—%	$0.22	$0.22	$—	—%

SLM CORPORATION 59

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
For the three months ended June 30, 2024, net income attributable to common stock was $247 million, or $1.11 diluted earnings per common share, compared with net income attributable to common stock of $261 million, or $1.10 diluted earnings per common share, for the three months ended June 30, 2023.
The primary drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:
•Net interest income decreased by $14 million in the current quarter compared with the year-ago quarter primarily due to a 16-basis point decrease in our net interest margin and a $308 million decrease in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because our cost of funds increased more than the yields on our interest-earning assets. This occurs because as interest rates change, changes in the cost of our interest-bearing liabilities tend to lag compared to changes in the yields on our interest-earning assets. In a rising interest rate environment, as we experienced in 2022 and the first part of 2023, our variable-rate interest earning assets repriced faster than our cost of funds. As such, we saw an expansion in our net interest margin throughout most of 2023. As interest rates stabilized in the latter half of 2023 and into the first half of 2024, our cost of funds increased faster than our interest-earning assets yields and reduced our net interest margin.
•Provision for credit losses in the current quarter was $17 million, compared with $18 million in the year-ago quarter. During the second quarter of 2024, the provision for credit losses was primarily affected by $103 million negative provisions resulting from the $1.59 billion Private Education Loan sales during the quarter and an improved economic outlook, offset by new loan commitments, net of expired commitments. In the year-ago quarter, the provision for credit losses was primarily affected by negative provisions resulting from the Private Education Loan sales during the year-ago quarter, and an increase in estimated recovery rates, which were offset by new loan commitments, net of expired commitments, changes in economic outlook, and management overlays.
•Gains on sales of loans, net, were $112 million in the current quarter, as a result of $1.59 billion in Private Education Loan sales that occurred in the second quarter of 2024. There were $125 million in gains on sales of loans, net, in the year-ago quarter, as result of $2.10 billion in Private Education Loan sales that occurred in the second quarter of 2023.
•Gains (losses) on securities, net, were $2 million of gains in the current quarter compared with $1 million in losses in the year-ago quarter. The change quarter-over-quarter was due to the change in mark-to-fair value of our trading investments.
•Other income was $28 million in the second quarter of 2024, compared with $20 million in the year-ago quarter. The increase was primarily driven by a $6 million increase in third-party servicing fees compared to the year-ago quarter. The increase in third-party servicing fees was due to an additional $4.7 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans.
•Second-quarter 2024 total operating expenses were $157 million, compared with $154 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher personnel costs and higher FDIC fees.
•During the second quarter of 2024, we recorded $1 million in amortization of acquired intangible assets, down from $2 million in the year-ago quarter. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Second-quarter 2024 income tax expense was $87 million, compared with $92 million in the year-ago quarter. Our effective income tax rate decreased slightly to 25.6 percent in the second quarter of 2024 from 25.7 percent in the year-ago quarter. The decrease in the effective rate for the second quarter of 2024 was primarily due to a decrease in state income taxes.

60 SLM CORPORATION

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

For the six months ended June 30, 2024, net income attributable to common stock was $533 million, or $2.39 diluted earnings per common share, compared with net income attributable to common stock of $375 million, or $1.56 diluted earnings per common share, for the six months ended June 30, 2023.
The primary drivers of changes in net income for the first six months of 2024 compared with the first six months of 2023 are as follows:
•Net interest income decreased by $33 million in the first six months of 2024 compared with the year-ago period primarily due to an 18-basis point decrease in our net interest margin and a $345 million decrease in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in the current period from the year-ago period primarily because our cost of funds increased more than the yields on our interest-earning assets. This occurs because as interest rates change, changes in the cost of our interest-bearing liabilities tend to lag compared to changes in the yields on our interest-earning assets. In a rising interest rate environment, as we experienced in 2022 and the first part of 2023, our variable-rate interest earning assets repriced faster than our cost of funds. As such, we saw an expansion in our net interest margin throughout most of 2023. As interest rates stabilized in the latter half of 2023 and into the first half of 2024, our cost of funds increased faster than our interest-earning assets yields and reduced our net interest margin.
•Provision for credit losses in the six months ended June 30, 2024 was $29 million, compared with $132 million in the year-ago period. During the first six months of 2024, the provision for credit losses was primarily affected by $236 million negative provisions resulting from the $3.69 billion Private Education Loan sales during the period, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, and changes in economic outlook, which were offset by negative provisions recorded as a result of Private Education Loan sales during the first six months of 2023 and an increase in recovery rates.
•Gains on sales of loans, net, were $255 million in the six months ended June 30, 2024, compared with $125 million in the year-ago period. The increase in gains on sales of loans was primarily the result of selling $3.69 billion of Private Education Loans in the first six months of 2024, compared with the sale of $2.10 billion of Private Education Loans in the first six months of 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $3.5 million loss on the sale in the six months ended June 30, 2023.
•Gains (losses) on securities, net, were $4 million of gains in the first six months of 2024 compared with less than $1 million in gains in the year-ago period. The increase from the year-ago period was due to the change in mark-to-fair value of our trading investments.
•Other income was $57 million in the first six months of 2024, compared with $40 million in the year-ago period. In the first six months of 2024, there was an $11 million increase in third-party servicing fees from the year-ago period. The increase in third-party servicing fees was due to an additional $4.7 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans. There was also a $3 million increase in early withdrawal penalty fee income compared with the year-ago period, which was related to a health savings account provider who redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•First-half 2024 total operating expenses were $318 million, compared with $309 million in the year-ago period. The increase in total operating expenses was primarily driven by higher personnel costs, higher initiative spending, and higher FDIC fees.
•During the first six months of 2024, we recorded $3 million in amortization of acquired intangible assets, down from $5 million in the year-ago period. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Income tax expense for the six months ending June 30, 2024 was $184 million, compared with $129 million in the year-ago period. Our effective income tax rate increased to 25.4 percent in the first six months of 2024 from 25.1 percent in the year-ago period. The increase in the effective rate for the first six months of 2024 was was primarily due to an increase in state income taxes.

SLM CORPORATION 61

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,480,805	10.91%	$20,704,907	10.79%	$20,961,775	10.96%	$21,227,153	10.72%
FFELP Loans	501,439	7.73	585,131	7.10	514,225	7.48	593,555	6.98
Credit Cards	—	—	17,088	16.83	—	—	22,376	14.02
Taxable securities	2,358,864	2.58	2,538,903	1.90	2,415,239	2.47	2,534,246	1.86
Cash and other short-term investments	4,562,433	5.40	4,255,881	5.06	4,247,212	5.39	4,088,427	4.80
Total interest-earning assets	27,903,541	9.25%	28,101,910	9.05%	28,138,451	9.33%	28,465,757	9.01%

Non-interest-earning assets	434,005		280,759		390,289		223,419

Total assets	$28,337,546		$28,382,669		$28,528,740		$28,689,176

Average Liabilities and Equity
Brokered deposits	$10,185,497	3.74%	$9,425,640	3.07%	$10,204,594	3.72%	$9,849,531	3.08%
Retail and other deposits	10,646,827	4.66	11,626,408	4.33	10,940,349	4.72	11,653,796	4.10
Other interest-bearing liabilities(1)	5,232,136	3.93	5,400,925	3.68	5,183,470	3.89	5,322,444	3.52
Total interest-bearing liabilities	26,064,460	4.16%	26,452,973	3.75%	26,328,413	4.17%	26,825,771	3.61%

Non-interest-bearing liabilities	57,563		74,260		92,409		48,006
Equity	2,215,523		1,855,436		2,107,918		1,815,399
Total liabilities and equity	$28,337,546		$28,382,669		$28,528,740		$28,689,176

Net interest margin		5.36%		5.52%		5.43%		5.61%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2024 vs. 2023
Interest income	$7,571	$13,770	$(6,199)
Interest expense	22,030	26,320	(4,290)
Net interest income	$(14,459)	$(10,679)	$(3,780)

Six Months Ended June 30, 2024 vs. 2023
Interest income	$33,531	$44,862	$(11,331)
Interest expense	66,042	73,943	(7,901)
Net interest income	$(32,511)	$(25,700)	$(6,811)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.
SLM CORPORATION 63

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

As of June 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,382,342	$57	$3,382,399
Grace, repayment and other(2)	16,237,189	485,551	16,722,740
Total, gross	19,619,531	485,608	20,105,139
Deferred origination costs and unamortized premium/(discount)	78,661	1,185	79,846
Allowance for credit losses	(1,265,592)	(4,060)	(1,269,652)
Total loans held for investment portfolio, net	$18,432,600	$482,733	$18,915,333

% of total	97%	3%	100%

As of December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,997,092	$57	$3,997,149
Grace, repayment and other(2)	17,028,752	537,344	17,566,096
Total, gross	21,025,844	537,401	21,563,245
Deferred origination costs and unamortized premium/(discount)	81,554	1,330	82,884
Allowance for credit losses	(1,335,105)	(4,667)	(1,339,772)
Total loans held for investment portfolio, net	$19,772,293	$534,064	$20,306,357

% of total	97%	3%	100%

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024		2023		2024		2023
Private Education Loans	$20,480,805	98%	$20,704,907	97%	$20,961,775	98%	$21,227,153	97%
FFELP Loans	501,439	2	585,131	3	514,225	2	593,555	3
Total portfolio	$20,982,244	100%	$21,290,038	100%	$21,476,000	100%	$21,820,708	100%

64 SLM CORPORATION

Loans Held for Investment, Net — Activity

Three Months Ended June 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,687,783	$513,006	$20,200,789
Acquisitions and originations:
Fixed-rate	671,156	—	671,156
Variable-rate	27,329	—	27,329
Total acquisitions and originations	698,485	—	698,485
Capitalized interest and deferred origination cost premium amortization	120,936	5,762	126,698
Sales	(1,471,925)	—	(1,471,925)
Loan consolidations to third parties	(175,138)	(24,223)	(199,361)
Allowance	79,839	567	80,406
Repayments and other	(507,380)	(12,379)	(519,759)
Ending balance	$18,432,600	$482,733	$18,915,333

Three Months Ended June 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$20,497,675	$589,888	$21,087,563
Acquisitions and originations:
Fixed-rate	614,440	—	614,440
Variable-rate	43,881	—	43,881
Total acquisitions and originations	658,321	—	658,321
Capitalized interest and deferred origination cost premium amortization	119,783	5,700	125,483
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(211,392)	(6,573)	(217,965)
Allowance	115,085	(495)	114,590
Repayments and other	(565,623)	(17,906)	(583,529)
Ending balance	$18,648,904	$570,614	$19,219,518

SLM CORPORATION 65

Six Months Ended June 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	3,146,725	—	3,146,725
Variable-rate	145,053	—	145,053
Total acquisitions and originations	3,291,778	—	3,291,778
Capitalized interest and deferred origination cost premium amortization	230,737	11,335	242,072
Sales	(3,430,920)	—	(3,430,920)
Loan consolidations to third parties	(375,177)	(38,103)	(413,280)
Allowance	69,513	607	70,120
Repayments and other	(1,125,624)	(25,170)	(1,150,794)
Ending balance	$18,432,600	$482,733	$18,915,333

Six Months Ended June 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	2,592,285	—	2,592,285
Variable-rate	514,013	—	514,013
Total acquisitions and originations	3,106,298	—	3,106,298
Capitalized interest and deferred origination cost premium amortization	238,967	11,604	250,571
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(496,875)	(15,159)	(512,034)
Allowance	(6,663)	(978)	(7,641)
Repayments and other	(1,247,591)	(32,008)	(1,279,599)
Ending balance	$18,648,904	$570,614	$19,219,518

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at June 30, 2024 decreased by 2.6 percent compared with June 30, 2023, totaling 42 percent of our Private Education Loans held for investment portfolio at June 30, 2024. The balance of loans held for investment in full principal and interest repayment status was affected in 2023 and in the first six months of 2024 by loan sales.
“Loan consolidations to third parties” for the three months ended June 30, 2024 total 2.3 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at June 30, 2024, or 1.0 percent of our total Private Education Loans held for investment portfolio at June 30, 2024, compared with the year-ago period of 2.7 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.1 percent of our total Private Education Loans held for investment portfolio, respectively. The decrease in consolidations is attributable to higher interest rates in 2024 that made it less competitive for consolidators. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended June 30,
(Dollars in thousands)	2024	%	2023	%
Smart Option - interest only(1)	$96,741	14%	$96,958	15%
Smart Option - fixed pay(1)	225,552	33	207,429	32
Smart Option - deferred(1)	256,992	37	249,613	38
Graduate Loan(2)	111,631	16	97,358	15
Parent Loan(3)	—	—	—	—
Total Private Education Loan originations	$690,916	100%	$651,358	100%

Percentage of loans with a cosigner	79.7%		75.6%
Average FICO at approval(4)	752		747

	Six Months Ended June 30,
(Dollars in thousands)	2024	%	2023	%
Smart Option - interest only(1)	$576,991	18%	$575,120	19%
Smart Option - fixed pay(1)	1,087,229	33	1,015,675	33
Smart Option - deferred(1)	1,336,904	41	1,252,501	40
Graduate Loan(2)	271,862	8	249,270	8
Parent Loan(3)	—	—	38	—
Total Private Education Loan originations	$3,272,986	100%	$3,092,604	100%

Percentage of loans with a cosigner	88.4%		86.3%
Average FICO at approval(4)	749		746

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2023 Form 10-K for a further discussion.
(2) For the three months ended June 30, 2024, the Graduate Loan originations include $6.6 million of Smart Option Loans where the student was in a graduate status. For the three months ended June 30, 2023, the Graduate Loan originations include $4.5 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2024, the Graduate Loan originations include $18.3 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2023, the Graduate Loan originations include $14.9 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.
SLM CORPORATION 67

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended June 30, (dollars in thousands)	2024			2023
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,345,431	$4,627	$1,350,058	$1,475,379	$3,927	$—	$1,479,306
Transfer from unfunded commitment liability(1)	29,715	—	29,715	28,188	—	—	28,188
Less:
Charge-offs	(91,042)	(126)	(91,168)	(114,550)	(325)	741	(114,134)
Plus:
Recoveries	11,377	—	11,377	11,706	—	(11)	11,695
Provisions for credit losses:
Provision, current period	72,862	(441)	72,421	96,102	820	(730)	96,192
Loan sale reduction to provision	(102,751)	—	(102,751)	(136,531)	—	—	(136,531)
Total provisions for credit losses(2)	(29,889)	(441)	(30,330)	(40,429)	820	(730)	(40,339)
Ending balance	$1,265,592	$4,060	$1,269,652	$1,360,294	$4,422	$—	$1,364,716

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, (dollars in thousands)
	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(29,889)	$(40,429)
Provisions for unfunded loan commitments	47,160	58,068
Total Private Education Loan provisions for credit losses	17,271	17,639
Other impacts to the provisions for credit losses:
FFELP Loans	(441)	820
Credit Cards	—	(730)
Total	(441)	90
Provisions for credit losses reported in consolidated statements of income	$16,830	$17,729
68 SLM CORPORATION

Six Months Ended June 30, (dollars in thousands)	2024			2023
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,335,105	$4,667	$1,339,772	$1,353,631	$3,444	$1,357,075
Transfer from unfunded commitment liability(1)	161,329	—	161,329	176,701	—	176,701
Less:
Charge-offs	(184,916)	(249)	(185,165)	(209,635)	(581)	(210,216)
Plus:
Recoveries	22,691	—	22,691	23,692	—	23,692
Provisions for credit losses:
Provision, current period	167,338	(358)	166,980	152,436	1,559	153,995
Loan sale reduction to provision	(235,955)	—	(235,955)	(136,531)	—	(136,531)
Total provisions for credit losses(2)	(68,617)	(358)	(68,975)	15,905	1,559	17,464
Ending balance	$1,265,592	$4,060	$1,269,652	$1,360,294	$4,422	$1,364,716

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

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, (dollars in thousands)
	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(68,617)	$15,905
Provisions for unfunded loan commitments	97,846	114,377
Total Private Education Loan provisions for credit losses	29,229	130,282
Other impacts to the provisions for credit losses:
FFELP Loans	(358)	1,559
Total	(358)	1,559
Provisions for credit losses reported in consolidated statements of income	$28,871	$131,841

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2024, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 42 percent of our total Private Education Loans held for investment portfolio at June 30, 2024, compared with 43 percent at June 30, 2023.
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
SLM CORPORATION 69

interest repayment status after any applicable grace period (but, for purposes of the following table, do not include those loans while they are in forbearance).

Private Education Loans Held for Investment	2024		2023
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,128,758		$5,101,856
Loans in forbearance(2)	259,192		183,980
Loans in repayment and percentage of each status:
Loans current	13,756,538	96.7%	14,113,105	96.3%
Loans delinquent 30-59 days(3)	224,445	1.5	264,665	1.8
Loans delinquent 60-89 days(3)	125,384	0.9	138,233	1.0
Loans 90 days or greater past due(3)	125,214	0.9	136,524	0.9
Total Private Education Loans in repayment	14,231,581	100.0%	14,652,527	100.0%
Total Private Education Loans, gross	19,619,531		19,938,363
Private Education Loans deferred origination costs and unamortized premium/(discount)	78,661		70,835
Total Private Education Loans	19,698,192		20,009,198
Private Education Loans allowance for losses	(1,265,592)		(1,360,294)
Private Education Loans, net	$18,432,600		$18,648,904
Percentage of loans in repayment		72.5%		73.5%
Delinquencies as a percentage of loans in repayment		3.3%		3.7%
Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of loans in repayment(4)		2.8%		3.3%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(5)		1.0%		1.0%
Percentage of loans in hardship and other forbearances(6)		0.8%		0.2%
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
(4)This metric excludes loans in a loan modification qualifying period, which at June 30, 2024 and 2023, totaled approximately $169 million and $77 million, respectively. When giving a customer facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced payment to qualify for the program. After successfully completing the qualifying period (if eligible), borrowers will have their interest rate reduced, term extended and, if re-age eligible, be brought current, consistent with established loan program servicing policies and procedures.
(5)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $115 million and $30 million at June 30, 2024 and 2023, respectively. See “Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(6)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period) were approximately $145 million and $154 million at June 30, 2024 and 2023, respectively. See “Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

70 SLM CORPORATION

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment decreased to 3.3 percent at June 30, 2024 from 3.7 percent at June 30, 2023. Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of Private Education Loans (held for investment) in repayment decreased to 2.8 percent at June 30, 2024 from 3.3 percent percent at June 30, 2023. The percentage of Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) increased to 0.8 percent at June 30, 2024 from 0.2 percent at June 30, 2023. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2023 Form 10-K.

SLM CORPORATION 71

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,345,431	$1,475,379	$1,335,105	$1,353,631
Transfer from unfunded commitment liability(1)	29,715	28,188	161,329	176,701
Provision for credit losses:
Provision, current period	72,862	96,102	167,338	152,436
Loan sale reduction to provision	(102,751)	(136,531)	(235,955)	(136,531)
Total provision	(29,889)	(40,429)	(68,617)	15,905
Net charge-offs:
Charge-offs	(91,042)	(114,550)	(184,916)	(209,635)
Recoveries	11,377	11,706	22,691	23,692
Net charge-offs	(79,665)	(102,844)	(162,225)	(185,943)
Ending balance	$1,265,592	$1,360,294	$1,265,592	$1,360,294

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.07%	6.45%	6.07%	6.45%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)	8.62%	9.03%	8.62%	9.03%
Allowance coverage of net charge-offs (annualized)	3.97	3.31	3.90	3.66
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.19%	2.69%	2.17%	2.41%
Ending total loans, gross	$19,619,531	$19,938,363	$19,619,531	$19,938,363
Average loans in repayment(2)	$14,543,669	$15,269,101	$14,977,567	$15,448,931
Ending loans in repayment(2)	$14,231,581	$14,652,527	$14,231,581	$14,652,527
Accrued interest to be capitalized	$1,231,754	$1,136,973	$1,231,754	$1,136,973
Accrued interest to be capitalized on loans in repayment(3)	$453,150	$408,923	$453,150	$408,923
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

72 SLM CORPORATION

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
Management continually monitors our credit administration practices, looking for opportunities to enhance and streamline, and may periodically modify these practices based upon performance, industry conventions, and/or regulatory feedback.
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
SLM CORPORATION 73

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
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. As part of demonstrating the ability and willingness to pay, as of the end of the reporting period, the borrower was required to make three consecutive monthly payments at the reduced payment amount in order to qualify for enrollment in a modification program and, if applicable, for the loan to re-age. Any loan that has received a previous rate reduction or permanent extension is generally not re-age eligible following a modification. In that case, following the modification, the loan will remain in delinquency unless and until all past due amounts are paid and the loan is brought current.
Under our programs, we limit the granting of a permanent extension of the final maturity date of a loan to one time over the life of the loan, and limit the number of interest rate reductions to twice over the life of the loan. Where appropriate, we will permit two consecutive rate reductions so long as the borrower qualifies. We believe by tailoring the modification programs to the borrower’s current financial condition and not having a one size fits all approach, we increase the likelihood the borrower will be able to make the modified payments and avoid default. This approach of giving different interest rate reductions to different borrowers experiencing more severe hardship also helps us better manage the overall assistance we provide to borrowers.
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

Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2024, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1.3 percent. At June 30, 2024, approximately 74 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.
74 SLM CORPORATION

As of June 30, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,129	$5,129
Loans in forbearance	148	45	25	15	27	—	260
Loans in repayment - current	4,577	2,663	1,897	1,244	3,376	—	13,757
Loans in repayment - delinquent 30-59 days	50	41	36	25	72	—	224
Loans in repayment - delinquent 60-89 days	34	22	20	15	35	—	126
Loans in repayment - 90 days or greater past due	33	22	20	14	35	—	124
Total	$4,842	$2,793	$1,998	$1,313	$3,545	$5,129	19,620
Deferred origination costs and unamortized premium/(discount)							79
Allowance for credit losses							(1,266)
Total Private Education Loans, net							$18,433

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.02%	0.31%	0.17%	0.10%	0.19%	—%	1.79%

As of June 30, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,102	$5,102
Loans in forbearance	98	32	19	14	21	—	184
Loans in repayment - current	4,665	3,009	1,800	1,476	3,163	—	14,113
Loans in repayment - delinquent 30-59 days	71	54	37	31	72	—	265
Loans in repayment - delinquent 60-89 days	42	29	18	15	34	—	138
Loans in repayment - 90 days or greater past due	43	26	18	15	34	—	136
Total	$4,919	$3,150	$1,892	$1,551	$3,324	$5,102	19,938
Deferred origination costs and unamortized premium/(discount)							71
Allowance for credit losses							(1,360)
Total Private Education Loans, net							$18,649

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.66%	0.22%	0.13%	0.09%	0.14%	—%	1.24%

SLM CORPORATION 75

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2024 and December 31, 2023.

As of June 30, 2024 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$218,418	$182,474	$12,510,948	$1,639	$1,318,102	$14,231,581
$ in total	$309,828	$183,270	$17,257,501	$1,663	$1,867,269	$19,619,531

As of December 31, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$211,123	$206,343	$13,747,153	$2,066	$1,243,129	$15,409,814
$ in total	$301,265	$207,448	$18,764,200	$2,117	$1,750,814	$21,025,844
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
June 30, 2024	$1,367,482	$6,602	$8,500
December 31, 2023	$1,354,565	$8,373	$9,897
June 30, 2023	$1,275,741	$7,011	$8,224
(1)The allowance for uncollectible interest at June 30, 2024 and 2023 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at June 30, 2024 and 2023, relates to $136 million and $139 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.2 billion and $1.1 billion, at June 30, 2024 and 2023, respectively) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $5.8 million and $6.5 million of accrued interest receivable on those loans that are in repayment that is/was not expected to be capitalized and $0.8 million and $0.5 million that is/was expected to be capitalized, at June 30, 2024 and 2023, respectively.
(2)The allowance for uncollectible interest at December 31, 2023 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($151 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.2 billion) was reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $7.7 million of accrued interest receivable on those loans that are in repayment that was not expected to be capitalized and $0.6 million that was expected to be capitalized.
76 SLM CORPORATION

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
At June 30, 2024 and December 31, 2023, our sources of liquidity included liquid investments with unrealized losses of $129.3 million and $128.9 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. We hold a significant liquidity buffer of cash and securities, which we expect to maintain through 2024. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2024	December 31, 2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$7,406	$3,224
Sallie Mae Bank(1)	5,255,042	4,146,614
Available-for-sale investments	1,680,722	1,988,295
Total unrestricted cash and liquid investments	$6,943,170	$6,138,133

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$9,216	$6,480	$6,702	$6,281
Sallie Mae Bank(1)	4,372,445	4,051,693	4,059,440	3,887,661
Available-for-sale investments	1,671,328	1,996,426	1,778,595	1,999,253
Total unrestricted cash and liquid investments	$6,052,989	$6,054,599	$5,844,737	$5,893,195
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

SLM CORPORATION 77

Deposits
The following table summarizes total deposits at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$20,741,110	$21,651,657
Deposits - non-interest-bearing	2,920	1,531
Total deposits	$20,744,030	$21,653,188

Our total deposits of $20.7 billion were comprised of $10.0 billion in brokered deposits and $10.7 billion in retail and other deposits at June 30, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of June 30, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.9 billion and $7.6 billion of our deposit total as of June 30, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended June 30, 2024 and 2023, respectively, and placement fee expense of $5 million and $6 million in the six months ended June 30, 2024 and 2023, respectively. There were no fees paid to third-party brokers related to brokered CDs for the three months ended June 30, 2024 and June 30, 2023. There were no fees paid to third-party brokers related to brokered CDs for the six months ended June 30, 2024. Fees paid to third-party brokers related to brokered CDs were $3 million for the six months June 30, 2023.
Interest bearing deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,485,016	4.64%	$10,258,292	4.85%
Savings	976,727	4.34	945,000	4.35
Certificates of deposit	10,279,367	3.81	10,448,365	3.69
Deposits - interest bearing	$20,741,110		$21,651,657
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of June 30, 2024 and December 31, 2023, there were $495 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $85 million and $91 million at June 30, 2024 and December 31, 2023, respectively.

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
78 SLM CORPORATION

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2024, $1.3 billion notional of our derivative contracts were cleared on the CME and $0.1 billion were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 92.6 percent and 7.4 percent, respectively, of our total notional derivative contracts of $1.4 billion at June 30, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2024 was $(30) million and $(2) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $6 million and $9 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2024.

As of June 30, 2024 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$6,246
Exposure to counterparties with credit ratings, net of collateral	$6,246
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
SLM CORPORATION 79

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
We believe that current and projected capital levels are appropriate for 2024. As of June 30, 2024, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1, 2022, 2023, and 2024, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. On January 1, 2025, the remaining 25 percent of the adjusted transition amounts will be phased in for regulatory capital purposes, with the phased in amounts included in regulatory capital at the beginning of the year. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
80 SLM CORPORATION

At June 30, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Six Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	June 30, 2024	June 30, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $110 million and $115 million, net of tax of $35 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,122,582	13.4%	$1,631,764	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,122,582	13.4%	$1,981,427	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,423,131	14.7%	$2,447,645	>	10.5%
Tier 1 Capital (to Average Assets)	$3,122,582	10.8%	$1,154,807	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both June 30, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $138 million and $298 million in dividends to the Company for the three and six months ended June 30, 2024, respectively, and $300 million and $300 million in dividends to the Company for the three and six months ended June 30, 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future,
SLM CORPORATION 81

we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2024 and December 31, 2023, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 8, “Borrowings” in this Form 10-Q.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$993,810	$993,810	$—	$992,200	$992,200
Total unsecured borrowings	—	993,810	993,810	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,691,111	3,691,111	—	3,585,254	3,585,254
Variable-rate	—	718,091	718,091	—	650,058	650,058
Total Private Education Loan term securitizations	—	4,409,202	4,409,202	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,409,202	4,409,202	—	4,235,312	4,235,312
Total	$—	$5,403,012	$5,403,012	$—	$5,227,512	$5,227,512
Short-term Borrowings
On May 7, 2024 and June 14, 2024, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). At both June 30, 2024, and December 31, 2023, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks which totaled $125 million at June 30, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2024 nor in the year ended December 31, 2023.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $1.2 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2024 nor in the year ended December 31, 2023.
82 SLM CORPORATION

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2024, we had $1.3 billion of outstanding contractual loan commitments that we expect to fund during the upcoming 2024/2025 academic year. At June 30, 2024, we had a $49 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 5, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
To estimate the future expected cash flows, we use statistical loan-level models that consider life of loan expectations for defaults, prepayments, recoveries, and any other qualitative adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense, but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
We estimate future default rates used in our current expected credit losses at a loan level using historical loss experience, current borrower characteristics, current conditions, and economic factors forecasted over a reasonable and supportable period. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical averages.
We estimate future prepayment speeds used in our current expected credit losses at a loan level using historical prepayment experience, current borrower characteristics, current conditions, and economic factors forecasted over a reasonable and supportable period. At the end of the reasonable and supportable forecast period, we immediately revert our forecasted economic factors to long-term historical averages.
The reasonable and supportable forecast period is meant to represent the period in which we believe we can estimate the impact of forecasted economic factors in our expected losses. We use a two-year reasonable and supportable forecast period, although this period is subject to change as our view evolves on our ability to reasonably forecast economic conditions to estimate future losses.
SLM CORPORATION 83

In estimating future default rates and prepayment speeds in our current expected credit losses, we use a combination of expected economic scenarios coupled with our historical experience to derive a base case adjusted for any qualitative factors (as described below). We also develop an adverse and favorable economic scenario. At each reporting date, we determine the appropriate weighting of these alternate scenarios based upon the current economic conditions and our view of the risks of alternate outcomes. This weighting of expectations is used in calculating our current expected credit losses recorded each period.
In estimating recoveries, we use both estimates of what we would receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses are recognized, and the related provision for credit losses in our consolidated statements of income.
When calculating our allowance for credit losses and liability for unfunded commitments, we incorporate several inputs that are subject to change period to period. These include, but are not limited to, CECL model inputs and any overlays deemed necessary by management. The most impactful CECL model inputs include:
•Economic forecasts;
•Weighting of economic forecasts; and
•Recovery rates.
Of the model inputs outlined above, economic forecasts, weighting of economic forecasts, and recovery rates are subject to estimation uncertainty, and changes in these inputs could have a material impact to our allowance for credit losses and the related provision for credit losses.
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At June 30, 2024, December 31, 2023, and June 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
84 SLM CORPORATION

To demonstrate the sensitivity of the allowance for credit losses for our Private Education Loan portfolio to a more pessimistic forecast of expected economic outcomes, we considered what our allowance for credit losses would be if we applied a 100 percent probability weighting to the S3 unfavorable (or downside) scenario (with a concomitant 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of June 30, 2024 of $153 million or 11.7 percent. This scenario does not reflect our current expectations as of June 30, 2024, nor does it capture other qualitative adjustments or all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical pessimistic conditions. The estimated impact was calculated for the two-year reasonable and supportable period, but was not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect the long-term rate.
SLM CORPORATION 85

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At June 30, 2024, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 30-day average SOFR. Therefore, 30-day average SOFR is considered a core rate in our interest rate risk analysis. The 30-day average SOFR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2024 and 2023, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for June 30, 2024 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The EVE metrics demonstrate higher sensitivity than historic results, including results from one year ago. This is due to an increase in the mix of fixed-rate versus variable-rate loan disbursements, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce this exposure. Management continues to evaluate this trend to determine if and when further actions are necessary to manage EVE sensitivity.

	2024				2023
As of June 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-4.7%	-1.5%	+1.3%	+3.7%	-0.5%	-0.1%	0.0%	-0.3%
EAR - Ramp	-2.5%	-0.8%	+0.7%	+1.9%	0.0%	0.0%	-0.1%	-0.5%
EVE	-24.3%	-8.4%	+8.6%	+25.8%	-18.4%	-6.5%	+6.5%	+19.0%

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
86 SLM CORPORATION

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2024. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents, at a high level, our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of June 30, 2024 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$544.9	$(544.9)
SOFR Rate	daily/weekly/monthly	6,097.6	4,036.3	2,061.3
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	77.9	—	77.9
Prime	monthly	0.4	—	0.4
Non-Discrete reset(2)	daily/weekly	5,465.2	3,702.3	1,762.9
Fixed-Rate(3)		17,127.8	20,234.3	(3,106.5)
Total		$28,768.9	$28,768.9	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete reset, and fixed-rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated and the rates would be expected to offset each other relatively effectively. The funding in the fixed-rate bucket includes $2.0 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be moderate, which is supported by other analyses of interest rate sensitivity.
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
SLM CORPORATION 87

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2024.

As of June 30, 2024 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.32
Cash and investments	1.24
Total earning assets	4.17

Deposits
Short-term deposits	0.69
Long-term deposits	1.71
Total deposits	0.89

Borrowings
Long-term borrowings	3.40
Total borrowings	3.40

88 SLM CORPORATION

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SLM CORPORATION 89

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2024.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2024	802	$21.43	798	$606,000
May 1 - May 31, 2024	859	$21.39	859	$588,000
June 1 - June 30, 2024	1,277	$20.86	1,273	$562,000
Total second-quarter 2024	2,938	$21.17	2,930

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of June 30, 2024, we had $562 million in capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the second quarter of 2024, we repurchased 2.9 million shares under 10b5-1 trading plans. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 28, 2024 was $20.79.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.
90 SLM CORPORATION

Item 5.    Other Information
Insider Trading Arrangements
In the second quarter of 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2024.

10.2	SLM Corporation Amended and Restated Change in Control Severance Plan for Senior Officers effective June 18, 2024.

10.3	SLM Corporation Amended and Restated Executive Severance Plan for Senior Officers effective June 18, 2024.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SLM CORPORATION 91

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: July 24, 2024

92 SLM CORPORATION