Form 10-Q/A
period 2024-06-30
SLM Corp
filed 2024-07-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 amends SLM Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was filed on July 24, 2024. This Amendment No. 1 is being filed on July 26, 2024 solely for the purpose of correcting typographical errors in the percentage of Private Education Loans in an extended grace period and the percentage of Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period), each as of June 30, 2024 and June 30, 2023, in the table on page 70 and paragraph immediately thereunder in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for these corrections, there have been no changes in any of the financial or other information contained in the original Form 10-Q. However, for the convenience of investors we are filing the entire Form 10-Q as amended.

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

Private Education Loans Held for Investment	2024		2023
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,128,758		$5,101,856
Loans in forbearance(2)	259,192		183,980
Loans in repayment and percentage of each status:
Loans current	13,756,538	96.7%	14,113,105	96.3%
Loans delinquent 30-59 days(3)	224,445	1.5	264,665	1.8
Loans delinquent 60-89 days(3)	125,384	0.9	138,233	1.0
Loans 90 days or greater past due(3)	125,214	0.9	136,524	0.9
Total Private Education Loans in repayment	14,231,581	100.0%	14,652,527	100.0%
Total Private Education Loans, gross	19,619,531		19,938,363
Private Education Loans deferred origination costs and unamortized premium/(discount)	78,661		70,835
Total Private Education Loans	19,698,192		20,009,198
Private Education Loans allowance for losses	(1,265,592)		(1,360,294)
Private Education Loans, net	$18,432,600		$18,648,904
Percentage of loans in repayment		72.5%		73.5%
Delinquencies as a percentage of loans in repayment		3.3%		3.7%
Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of loans in repayment(4)		2.8%		3.3%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(5)		0.8%		0.2%
Percentage of loans in hardship and other forbearances(6)		1.0%		1.0%
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

70 SLM CORPORATION

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment decreased to 3.3 percent at June 30, 2024 from 3.7 percent at June 30, 2023. Delinquencies, excluding those loans within a loan modification qualifying period, as a percentage of Private Education Loans (held for investment) in repayment decreased to 2.8 percent at June 30, 2024 from 3.3 percent percent at June 30, 2023. The percentage of Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) was 1.0 percent at both June 30, 2024 and June 30, 2023. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2023 Form 10-K.

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
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: July 26, 2024

92 SLM CORPORATION