Form 10-Q
period 2024-09-30
SLM Corp
filed 2024-10-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2024, there were 212,330,467 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$4,489,539	$4,149,838
Investments:
Trading investments at fair value (cost of $43,373 and $43,412, respectively)	54,840	54,481
Available-for-sale investments at fair value (cost of $2,113,257 and $2,563,984, respectively)	2,022,605	2,411,622
Other investments	114,210	91,567
Total investments	2,191,655	2,557,670
Loans held for investment (net of allowance for losses of $1,413,621 and $1,339,772, respectively)	20,459,933	20,306,357
Loans held for sale	485,701	—
Restricted cash	170,984	149,669
Other interest-earning assets	5,820	9,229
Accrued interest receivable	1,537,594	1,379,904
Premises and equipment, net	122,972	129,501
Goodwill and acquired intangible assets, net	64,877	68,711
Income taxes receivable, net	428,778	366,247
Other assets	54,914	52,342
Total assets	$30,012,767	$29,169,468

Liabilities
Deposits	$21,445,457	$21,653,188
Long-term borrowings	6,036,527	5,227,512
Other liabilities	397,033	407,971
Total liabilities	27,879,017	27,288,671
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 440.5 million and 438.2 million shares issued, respectively	88,106	87,647
Additional paid-in capital	1,185,187	1,148,689
Accumulated other comprehensive loss (net of tax benefit of ($16,210) and ($24,176), respectively)	(50,339)	(75,104)
Retained earnings	4,034,640	3,624,859
Total SLM Corporation stockholders’ equity before treasury stock	5,508,664	5,037,161
Less: Common stock held in treasury at cost: 228.2 million and 217.9 million shares, respectively	(3,374,914)	(3,156,364)
Total equity	2,133,750	1,880,797
Total liabilities and equity	$30,012,767	$29,169,468

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans	$565,046	$581,080	$1,726,991	$1,732,206
Investments	16,299	13,268	45,945	36,636
Cash and cash equivalents	71,294	57,902	184,737	154,911
Total interest income	652,639	652,250	1,957,673	1,923,753
Interest expense:
Deposits	225,749	209,921	657,480	584,859
Interest expense on short-term borrowings	3,467	3,576	10,339	9,893
Interest expense on long-term borrowings	64,020	54,125	171,263	152,674
Total interest expense	293,236	267,622	839,082	747,426
Net interest income	359,403	384,628	1,118,591	1,176,327
Less: provisions for credit losses	271,465	198,023	300,336	329,864
Net interest income after provisions for credit losses	87,938	186,605	818,255	846,463
Non-interest income:
Gains (losses) on sales of loans, net	(31)	(5)	254,937	124,740
Gains (losses) on securities, net	(3,836)	1,490	385	1,988
Other income	28,390	22,753	85,164	63,275
Total non-interest income	24,523	24,238	340,486	190,003
Non-interest expenses:
Operating expenses:
Compensation and benefits	87,566	83,577	269,303	249,459
FDIC assessment fees	12,973	12,283	38,012	33,663
Other operating expenses	70,259	71,542	181,122	192,983
Total operating expenses	170,798	167,402	488,437	476,105
Acquired intangible assets amortization expense	1,225	2,834	3,834	7,351
Total non-interest expenses	172,023	170,236	492,271	483,456
Income (loss) before income tax expense (benefit)	(59,562)	40,607	666,470	553,010
Income tax expense (benefit)	(14,410)	11,242	169,698	140,062
Net income (loss)	(45,152)	29,365	496,772	412,948
Preferred stock dividends	4,648	4,642	13,929	12,979
Net income (loss) attributable to SLM Corporation common stock	$(49,800)	$24,723	$482,843	$399,969
Basic earnings (loss) per common share	$(0.23)	$0.11	$2.21	$1.71
Average common shares outstanding	214,873	226,120	218,059	234,170
Diluted earnings (loss) per common share	$(0.23)	$0.11	$2.18	$1.69
Average common and common equivalent shares outstanding	214,873	228,800	221,553	236,593
Declared dividends per common share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(45,152)	$29,365	$496,772	$412,948
Other comprehensive income (loss):
Unrealized gains (losses) on investments	53,748	(17,686)	61,150	3,358
Unrealized gains (losses) on cash flow hedges	(16,110)	(5,767)	(28,419)	(13,191)
Total unrealized gains (losses)	37,638	(23,453)	32,731	(9,833)
Income tax (expense) benefit	(9,168)	5,702	(7,966)	2,388
Other comprehensive income (loss), net of tax (expense) benefit	28,470	(17,751)	24,765	(7,445)
Total comprehensive income (loss)	$(16,682)	$11,614	$521,537	$405,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2023	2,510,696	437,993,893	(211,913,035)	226,080,858	$251,070	$87,599	$1,129,537	$(83,564)	$3,485,732	$(3,064,010)	$1,806,364
Net income	—	—	—	—	—	—	—	—	29,365	—	29,365
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(17,751)	—	—	(17,751)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	11,614
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,879)	—	(24,879)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,642)	—	(4,642)
Issuance of common shares	—	200,886	—	200,886	—	40	2,590	—	(1)	—	2,629
Stock-based compensation expense	—	—	—	—	—	—	8,472	—	—	—	8,472
Common stock repurchased	—	—	—	—	—	—	—	—	—	(161)	(161)
Shares repurchased related to employee stock-based compensation plans	—	—	(10,687)	(10,687)	—	—	—	—	—	(173)	(173)
Balance at September 30, 2023	2,510,696	438,194,779	(211,923,722)	226,271,057	$251,070	$87,639	$1,140,599	$(101,315)	$3,485,575	$(3,064,344)	$1,799,224

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238
Net loss	—	—	—	—	—	—	—	—	(45,152)	—	(45,152)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	28,470	—	—	28,470
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(16,682)
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(23,529)	—	(23,529)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,648)	—	(4,648)
Issuance of common shares	—	249,049	—	249,049	—	50	3,078	—	(11)	—	3,117
Stock-based compensation expense	—	—	—	—	—	—	8,374	—	—	—	8,374
Common stock repurchased	—	—	(5,345,026)	(5,345,026)	—	—	—	—	—	(115,338)	(115,338)
Shares repurchased related to employee stock-based compensation plans	—	—	(34,916)	(34,916)	—	—	—	—	—	(782)	(782)
Balance at September 30, 2024	2,510,696	440,528,696	(228,198,229)	212,330,467	$251,070	$88,106	$1,185,187	$(50,339)	$4,034,640	$(3,374,914)	$2,133,750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	412,948	—	412,948
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,445)	—	—	(7,445)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	405,503
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(76,817)	—	(76,817)
Preferred Stock, Series B ($5.17 per share)	—	—	—	—	—	—	—	—	(12,979)	—	(12,979)
Issuance of common shares	—	3,073,639	—	3,073,639	—	614	3,227	—	(1,217)	—	2,624
Stock-based compensation expense	—	—	—	—	—	—	28,300	—	—	—	28,300
Common stock repurchased	—	—	(16,389,696)	(16,389,696)	—	—	—	—	—	(257,563)	(257,563)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,088,330)	(1,088,330)	—	—	—	—	—	(16,814)	(16,814)
Balance at September 30, 2023	2,510,696	438,194,779	(211,923,722)	226,271,057	$251,070	$87,639	$1,140,599	$(101,315)	$3,485,575	$(3,064,344)	$1,799,224

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	496,772	—	496,772
Other comprehensive income, net of tax	—	—	—	—	—	—	—	24,765	—	—	24,765
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	521,537
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(71,834)	—	(71,834)
Preferred Stock, Series B ($5.55 per share)	—	—	—	—	—	—	—	—	(13,929)	—	(13,929)
Issuance of common shares	—	2,298,280		2,298,280	—	459	4,757	—	(1,228)	—	3,988
Stock-based compensation expense	—	—	—	—	—	—	31,741	—	—	—	31,741
Common stock repurchased	—	—	(9,585,395)	(9,585,395)	—	—	—	—	—	(203,996)	(203,996)
Shares repurchased related to employee stock-based compensation plans	—	—	(726,302)	(726,302)	—	—	—	—	—	(14,554)	(14,554)
Balance at September 30, 2024	2,510,696	440,528,696	(228,198,229)	212,330,467	$251,070	$88,106	$1,185,187	$(50,339)	$4,034,640	$(3,374,914)	$2,133,750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Operating activities
Net income	$496,772	$412,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	300,336	329,864
Income tax expense	169,698	140,062
Amortization of brokered deposit placement fee	8,101	8,818
Amortization of Secured Borrowing Facility upfront fee	1,762	2,149
Amortization of deferred loan origination costs and loan premium/(discounts), net	9,203	9,831
Net amortization of discount on investments	(1,480)	(2,012)
Increase in tax indemnification receivable	—	(129)
Depreciation of premises and equipment	13,489	13,404
Acquired intangible assets amortization expense	3,834	7,351
Stock-based compensation expense	31,741	28,300
Unrealized (gains) losses on derivatives and hedging activities, net	62	(280)
Gains on sales of loans, net	(254,937)	(124,740)
Gains on securities, net	(385)	(1,988)
Acquisition transaction costs, net	—	997
Other adjustments to net income, net	8,856	12,279
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(829,087)	(777,125)
Increase in non-marketable securities	(10,553)	(853)
Decrease in other interest-earning assets	3,409	75
Increase in other assets	(41,899)	(31,211)
Decrease in income taxes payable, net	(234,743)	(163,077)
(Decrease) increase in accrued interest payable	(6,121)	27,829
Decrease in other liabilities	(1,992)	(9,988)
Total adjustments	(830,706)	(530,444)
Total net cash used in operating activities	(333,934)	(117,496)
Investing activities
Loans acquired and originated	(6,071,409)	(5,600,123)
Net proceeds from sales of loans held for investment and loans held for sale	3,761,691	2,157,024
Proceeds from FFELP Loan claim payments	27,579	39,836
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	2,021,627	2,338,426
Purchases of available-for-sale securities	(76,963)	(70,790)
Proceeds from sales and maturities of available-for-sale securities	744,798	215,042
Purchase of subsidiary, net of cash acquired	—	(14,654)
Total net cash provided by (used in) investing activities	407,323	(935,239)
Financing activities
Brokered deposit placement fee	(5,906)	(6,904)
Net increase in certificates of deposit	508,686	886,475
Net decrease in other deposits	(727,932)	(796,218)
Issuance costs for collateralized borrowings	—	(15)
Borrowings collateralized by loans in securitization trusts - issued	1,529,461	1,135,054
Borrowings collateralized by loans in securitization trusts - repaid	(727,688)	(863,230)
Fees paid on Secured Borrowing Facility	(2,333)	(2,850)
Common stock dividends paid	(71,834)	(76,817)
Preferred stock dividends paid	(13,929)	(12,979)
Common stock repurchased	(200,898)	(259,331)
Total net cash provided by financing activities	287,627	3,185
Net increase (decrease) in cash, cash equivalents and restricted cash	361,016	(1,049,550)
Cash, cash equivalents and restricted cash at beginning of period	4,299,507	4,772,836

Cash, cash equivalents and restricted cash at end of period	$4,660,523	$3,723,286
Cash disbursements made for:
Interest	$824,375	$691,632
Income taxes paid	$235,675	$171,022
Income taxes refunded	$(1,251)	$(8,157)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,489,539	$3,548,225
Restricted cash	170,984	175,061
Total cash, cash equivalents and restricted cash	$4,660,523	$3,723,286

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
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
Allowance for Credit Losses
We maintain an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date (“CECL”).
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
The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs, and recoveries is significantly different than estimated, or management assumptions or practices were to change, this could materially affect the estimate of the allowance for credit losses, the timing of when losses are recognized, and the related provision for credit losses in our consolidated statements of operations.
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
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, the Secured Overnight Financing Rate (“SOFR”), and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact upon implementation of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At September 30, 2024, December 31, 2023, and September 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU

1.	Significant Accounting Policies (Continued)

improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendment provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the impact of this amendment to be material to our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. Additionally, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. We do not expect the impact of this amendment to be material to our consolidated financial statements.

2. Investments
Trading Investments
We periodically sell Private Education Loans (as hereinafter defined) through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At September 30, 2024 and December 31, 2023, we had $55 million and $54 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of September 30, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$515,923	$—	$1,664	$(54,875)	$462,712
Utah Housing Corporation bonds	2,849	—	—	(318)	2,531
U.S. government-sponsored enterprises and Treasuries	997,530	—	—	(31,323)	966,207
Other securities	596,955	—	7,024	(12,824)	591,155
Total	$2,113,257	$—	$8,688	$(99,340)	$2,022,605

As of December 31, 2023 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$468,204	$—	$703	$(62,480)	$406,427
Utah Housing Corporation bonds	3,408	—	—	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	1,645,609	—	—	(66,870)	1,578,739
Other securities	446,763	—	603	(24,039)	423,327
Total	$2,563,984	$—	$1,306	$(153,668)	$2,411,622

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2024:
Mortgage-backed securities	$(101)	$34,601	$(54,774)	$309,842	$(54,875)	$344,443
Utah Housing Corporation bonds	—	—	(318)	2,531	(318)	2,531
U.S. government-sponsored enterprises and Treasuries	—	—	(31,323)	966,207	(31,323)	966,207
Other securities	(123)	22,933	(12,701)	206,952	(12,824)	229,885
Total	$(224)	$57,534	$(99,116)	$1,485,532	$(99,340)	$1,543,066

As of December 31, 2023:
Mortgage-backed securities	$(531)	$51,391	$(61,949)	$300,318	$(62,480)	$351,709
Utah Housing Corporation bonds	—	—	(279)	3,129	(279)	3,129
U.S. government-sponsored enterprises and Treasuries	—	—	(66,870)	1,578,739	(66,870)	1,578,739
Other securities	(2,221)	90,725	(21,818)	241,253	(24,039)	331,978
Total	$(2,752)	$142,116	$(150,916)	$2,123,439	$(153,668)	$2,265,555

At September 30, 2024 and December 31, 2023, 194 of 278 and 213 of 248, respectively, of our available-for-sale securities were in an unrealized loss position.
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

2.	Investments (Continued)
As of September 30, 2024, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of September 30, 2024 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2024	$49,998	$49,922
2025	299,564	296,634
2026	549,052	522,070
2027	98,916	97,582
2038	66	68
2039	561	563
2042	2,152	1,914
2043	3,813	3,512
2044	4,125	3,867
2045	4,567	4,170
2046	7,014	6,318
2047	6,980	6,339
2048	1,706	1,597
2049	14,973	13,648
2050	102,417	84,272
2051	146,699	119,429
2052	59,033	53,601
2053	312,243	310,480
2054	132,881	128,397
2055	75,043	73,470
2056	200,334	202,800
2058	41,120	41,952
Total	$2,113,257	$2,022,605

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $610 million and $612 million par value of securities pledged to this borrowing facility at September 30, 2024 and December 31, 2023, respectively, as discussed further in Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the third quarter of 2024, we funded a new investment in non-marketable securities of an issuer whose securities we have not previously purchased. As of September 30, 2024 and December 31, 2023, our total investment in non-marketable securities was $24 million and $14 million, respectively.

2.	Investments (Continued)

Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $84 million at September 30, 2024 and $72 million at December 31, 2023. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $33 million at September 30, 2024 and $30 million at December 31, 2023.
Related to these investments, we recognized tax credits and other tax benefits through tax (benefit) expense of $2 million at September 30, 2024 and $11 million at December 31, 2023. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist of Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). At September 30, 2024, we transferred our remaining FFELP Loan portfolio to loans held for sale. For additional information, see Notes to Consolidated Financial Statements, Note 4, “Loans Held for Sale”.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of September 30, 2024 and December 31, 2023, 24 percent and 33 percent, respectively, of all of our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
In the first nine months of 2024, we recognized $255 million in gains from the sale of approximately $3.69 billion of Private Education Loans, including $3.42 billion of principal and $274 million in capitalized interest, to unaffiliated third parties. In the first nine months of 2023, we recognized $128 million in gains from the sale of approximately $2.10 billion of Private Education Loans, including $1.96 billion of principal and $144 million in capitalized interest, to an unaffiliated third party. There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of those VIEs. Those transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of those loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Private Education Loans:
Fixed-rate	$16,510,149	$13,985,791
Variable-rate	5,267,317	7,040,053
Total Private Education Loans, gross	21,777,466	21,025,844
Deferred origination costs and unamortized premium/(discount)	96,088	81,554
Allowance for credit losses	(1,413,621)	(1,335,105)
Total Private Education Loans, net	20,459,933	19,772,293

FFELP Loans(1)	—	537,401
Deferred origination costs and unamortized premium/(discount)	—	1,330
Allowance for credit losses	—	(4,667)
Total FFELP Loans, net	—	534,064
Loans held for investment, net	$20,459,933	$20,306,357
 (1) FFELP Loans were transferred to loans held-for-sale at September 30, 2024.
The estimated weighted average life of education loans in our portfolio was approximately 5.4 years and 5.0 years at September 30, 2024 and December 31, 2023, respectively.

The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2024		2023
Three Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,497,173	10.79%	$20,649,663	10.96%
FFELP Loans(1)	—	—	563,502	7.35
Total portfolio	$20,497,173		$21,213,165

	2024		2023
Nine Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$20,805,777	10.90%	$21,032,541	10.80%
FFELP Loans(1)	—	—	583,427	7.10
Total portfolio	$20,805,777		$21,615,968

(1) FFELP Loans were transferred to loans held for sale at September 30, 2024.

4. Loans Held for Sale
We had $486 million of loans held for sale at September 30, 2024, and no loans held for sale at December 31, 2023. The balance at September 30, 2024 was comprised of our FFELP Loan portfolio. At September 30, 2024, we wrote down this loan portfolio to its estimated fair value through an adjustment to the allowance for credit losses of $8 million.

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

5.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses Metrics

Three Months Ended September 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,060	$1,265,592	$1,269,652
Transfer from unfunded commitment liability(1)	—	115,421	115,421
Provisions:
Provision for current period	4,368	109,196	113,564
Total provisions(2)	4,368	109,196	113,564
Net charge-offs:
Charge-offs	(131)	(87,737)	(87,868)
Recoveries	—	11,149	11,149
Net charge-offs	(131)	(76,588)	(76,719)
Write-downs arising from transfer of loans to held for sale(3)	(8,297)	—	(8,297)
Ending Balance	$—	$1,413,621	$1,413,621
Allowance(4):
Ending balance: collectively evaluated for impairment	$—	$1,413,621	$1,413,621
Loans(4):
Ending balance: collectively evaluated for impairment	$—	$21,777,466	$21,777,466
Accrued interest to be capitalized(4):
Ending balance: collectively evaluated for impairment	$—	$1,390,774	$1,390,774
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	—%	2.08%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(6)	—%	6.10%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(5)(6)	—%	8.91%
Allowance coverage of net charge-offs (annualized)	—	4.61
Ending total loans, gross	$—	$21,777,466
Average loans in repayment(5)	$—	$14,708,205
Ending loans in repayment(5)	$—	$15,360,255
Accrued interest to be capitalized on loans in repayment(7)	$—	$513,121
(1) See Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2024 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$109,196
Provisions for unfunded loan commitments	157,901
Total Private Education Loan provisions for credit losses	267,097
Other impacts to the provisions for credit losses:
FFELP Loans	4,368
Total	4,368
Provisions for credit losses reported in consolidated statements of operations	$271,465
(3) Represents fair value adjustments on loans transferred to held for sale.
(4) For the three months ended September 30, 2024, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
(5) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(6) Accrued interest to be capitalized on Private Education Loans only.
(7) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).

5.	Allowance for Credit Losses (Continued)

Three Months Ended September 30, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,422	$1,360,294	$1,364,716
Transfer from unfunded commitment liability(1)	—	101,687	101,687
Provisions:
Provision for current period	666	44,423	45,089
Total provisions(2)	666	44,423	45,089
Net charge-offs:
Charge-offs	(272)	(104,865)	(105,137)
Recoveries	—	9,693	9,693
Net charge-offs	(272)	(95,172)	(95,444)
Ending Balance	$4,816	$1,411,232	$1,416,048
Allowance(3):
Ending balance: collectively evaluated for impairment	$4,816	$1,411,232	$1,416,048
Loans(3):
Ending balance: collectively evaluated for impairment	$554,309	$21,680,867	$22,235,176
Accrued interest to be capitalized(3):
Ending balance: collectively evaluated for impairment	$—	$1,283,388	$1,283,388
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.25%	2.53%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(5)	0.87%	6.15%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(4)(5)	1.15%	8.84%
Allowance coverage of net charge-offs (annualized)	4.43	3.71
Ending total loans, gross	$554,309	$21,680,867
Average loans in repayment(4)	$428,028	$15,023,993
Ending loans in repayment(4)	$418,022	$15,505,145
Accrued interest to be capitalized on loans in repayment(6)	$—	$464,807
(1) See Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Three Months Ended September 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$44,423
Provisions for unfunded loan commitments	152,934
Total Private Education Loan provisions for credit losses	197,357
Other impacts to the provisions for credit losses:
FFELP Loans	666
Total	666
Provisions for credit losses reported in consolidated statements of operations	$198,023
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
l

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for Credit Losses
Beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from unfunded commitment liability(1)	—	276,750	276,750
Provisions:
Provision for current period	4,010	276,534	280,544
Loan sale reduction to provision	—	(235,955)	(235,955)
Total provisions(2)	4,010	40,579	44,589
Net charge-offs:
Charge-offs	(380)	(272,653)	(273,033)
Recoveries	—	33,840	33,840
Net charge-offs	(380)	(238,813)	(239,193)
Write-downs arising from transfer of loans to held for sale(3)	(8,297)	—	(8,297)
Ending Balance	$—	$1,413,621	$1,413,621
Allowance(4):
Ending balance: collectively evaluated for impairment	$—	$1,413,621	$1,413,621
Loans(4):
Ending balance: collectively evaluated for impairment	$—	$21,777,466	$21,777,466
Accrued interest to be capitalized(4):
Ending balance: collectively evaluated for impairment	$—	$1,390,774	$1,390,774
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	—%	2.13%
Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized(6)	—%	6.10%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(5)(6)	—%	8.91%
Allowance coverage of net charge-offs (annualized)	—	4.44
Ending total loans, gross	$—	$21,777,466
Average loans in repayment(5)	$—	$14,944,421
Ending loans in repayment(5)	$—	$15,360,255
Accrued interest to be capitalized on loans in repayment(7)	$—	$513,121
(1) See Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2024 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$40,579
Provisions for unfunded loan commitments	255,747
Total Private Education Loan provisions for credit losses	296,326
Other impacts to the provisions for credit losses:
FFELP Loans	4,010
Total	4,010
Provisions for credit losses reported in consolidated statements of operations	$300,336
(3) Represents fair value adjustments on loans transferred to held for sale.
(4) For the nine months ended September 30, 2024, there were no allowance for credit losses, loans, or accrued interest to be capitalized balances that were individually evaluated for impairment.
(5) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
(6) Accrued interest to be capitalized on Private Education Loans only.
(7) Accrued interest to be capitalized on loans in repayment includes interest on loans that are in repayment but have not yet entered into full principal and interest repayment status after any applicable grace period (but, for purposes of the table, does not include the interest on those loans while they are in forbearance).

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
(2) Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, 2023 (dollars in thousands)
Private Education Loan provisions for credit losses:
Provisions for loan losses	$60,328
Provisions for unfunded loan commitments	267,311
Total Private Education Loan provisions for credit losses	327,639
Other impacts to the provisions for credit losses:
FFELP Loans	$2,225
Total	2,225
Provisions for credit losses reported in consolidated statements of operations	$329,864
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

5.	Allowance for Credit Losses (Continued)
Allowance for Credit Losses
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact upon implementation of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At September 30, 2024, December 31, 2023, and September 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
Provision for credit losses for the nine months ended September 30, 2024 decreased by $30 million compared with the year-ago period. During the nine months ended September 30, 2024, the provision for credit losses was primarily affected by $236 million in negative provisions recorded as a result of the $3.69 billion Private Education Loan sales during the first nine months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were offset by $137 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sales during the first nine months of 2023 and an increase in recovery rates.
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
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. Prior to the third quarter of 2024, as part of demonstrating the ability and willingness to pay, the borrower was required to make three consecutive monthly payments at the reduced payment amount in order to qualify for enrollment in a modification program and, if applicable, for the loan to re-age and be brought current. Beginning in the third quarter of 2024, we refined our practices in this area and, after we determine the borrower’s ability to pay and they agree to the modification, the loan is modified

5.	Allowance for Credit Losses (Continued)
immediately. Following the modification, the borrower is still required to make three consecutive monthly payments at the reduced payment amount in order for the loan to re-age and be brought current, if eligible. It continues to be our practice that any loan that has received a previous rate reduction or permanent extension is generally not re-age eligible following a modification. In that case, following the modification, the loan will remain in delinquency unless and until all past due amounts are paid and the loan is brought current.
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
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $8.2 million, representing 0.04 percent of the total Private Education Loan portfolio. This program added a weighted average of 6.7 years to the life of loans in the program. As of September 30, 2024, $6.8 million of these loans were in a current or deferred status, $0.7 million of these loans were 30-59 days past due, $0.3 million of these loans were 60-89 days past due, and $0.4 million of these loans were 90 days or greater past due. For the three months ended September 30, 2024, there were $0.5 million modified loans1 (with $0.5 mill
1 Represents the period-end amortized cost basis of the applicable Private Education Loans as of September 30, 2024.

5.	Allowance for Credit Losses (Continued)
ion of unpaid principal balance at the time the loan became 60 days past due) in this program that became 60 days past due within 12 months of receiving the term extension and $0.2 million loans charged off within 12 months of receiving the term extension. For the nine months ended September 30, 2024, there were $1.1 million modified loans2 (with $1.2 million of unpaid principal balance at the time the loan because 60 days past due) in this program that became 60 days past due within 12 months of receiving the term extension and $0.3 million loans charged off within 12 months of receiving the term extension.
The following tables show the amortized cost basis at the end of the respective reporting periods of the loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification. When we approve a Private Education Loan at the beginning of an academic year, we do not always disburse the full amount of the loan at the time of approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We consider borrowers to be in financial difficulty after they have exited school and have difficulty making their scheduled principal and interest payments. The increases in loan modifications during the three and nine months ended September 30, 2024 compared to the year-ago periods are primarily due to additional modification programs implemented in the fourth quarter of 2023 and refinements to those programs, as previously described.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$21,159	0.09%	$449,484	1.92%
Total	$21,159	0.09%	$449,484	1.92%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$16,620	0.07%	$90,193	0.39%
Total	$16,620	0.07%	$90,193	0.39%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$28,633	0.12%	$937,723	4.01%
Total	$28,633	0.12%	$937,723	4.01%
2 Represents the period-end amortized cost basis of the applicable Private Education Loans as of September 30, 2024.

5.	Allowance for Credit Losses (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$39,263	0.17%	$254,639	1.10%
Total	$39,263	0.17%	$254,639	1.10%

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended September 30, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.16% to 3.59%	Private Education Loans	Added a weighted average 9.42 years to the life of loans Reduced average contractual rate from 12.58% to 3.51%

Three Months Ended September 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.57% to 4.00%	Private Education Loans	Added a weighted average 10.22 years to the life of loans Reduced average contractual rate from 13.12% to 4.00%

Nine Months Ended September 30, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.18% to 3.59%	Private Education Loans	Added a weighted average 9.21 years to the life of loans Reduced average contractual rate from 12.69% to 3.60%

5.	Allowance for Credit Losses (Continued)

Nine Months Ended September 30, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.29% to 4.00%	Private Education Loans	Added a weighted average 10.24 years to the life of loans Reduced average contractual rate from 12.84% to 4.00%

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
For the periods presented, the following tables provide, on both an amortized cost basis and unpaid principal balance basis, loan modifications that, at any point during the period presented, were 60 days or more past due within 12 months of the loan receiving a loan modification. Additionally, the table summarizes charge-offs occurring in the period presented within 12 months of the loan receiving a loan modification. The increases in loan modifications during the three and nine months ended September 30, 2024 compared to the year-ago periods are primarily due to the previously described additional modification programs implemented in the fourth quarter of 2023 and the refinements to those programs. The following tables do not include loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023, which are discussed above.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Dollars in thousands)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(2)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$87,722	$86,969	$18,056	$14,546	$14,129	$4,534
Total	$87,722	$86,969	$18,056	$14,546	$14,129	$4,534

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Dollars in thousands)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)	Modified Loans(1)(3)	Payment Default(4)	Charge-Offs(5)
Loan Type:
Private Education Loans	$121,032	$123,127	$20,564	$26,449	$27,672	$6,428
Total	$121,032	$123,127	$20,564	$26,449	$27,672	$6,428
(1) Represents period-end amortized cost basis of modified loans that were 60 days or more past due in the period presented and within 12 months of receiving a modification.
(2) For the three months ended September 30, 2024, the modified loans include $83.1 million of interest rate reduction and term extension loan modifications and $4.6 million of interest rate reduction only loan modifications. For the three months ended September 30, 2023, the modified loans include $12.4 million of interest rate reduction and term extension loan modifications and $2.1 million of interest rate reduction only loan modifications.
(3) For the nine months ended September 30, 2024, the modified loans include $115.4 million of interest rate reduction and term extension loan modifications and $5.7 million of interest rate reduction only loan modifications. For the nine months ended September 30, 2023, the modified loans include $23.0 million of interest rate reduction and term extension loan modifications and $3.4 million of interest rate reduction only loan modifications.
(4) Represents the unpaid principal balance at the time the modified loan became 60 days or more past due within 12 months of the loan receiving a loan modification.
(5) Represents the unpaid principal balance at the time of charge off.

5.	Allowance for Credit Losses (Continued)

We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified within the nine months prior to September 30, 2024, the 12 months prior to September 30, 2024, and the 12 months prior to December 31, 2023, respectively. Loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are not included in the below table, but are discussed above.

	Nine Months Ended September 30, 2024		Twelve Months Ended September 30, 2024		Twelve Months Ended December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis):
Loan modifications in deferment(1)	$24,946		$28,327		$6,843
Loan modifications in repayment:
Loans current(2)(3)	766,273	81%	837,473	82%	334,967	90%
Loans delinquent 30-59 days(2)(3)	74,279	8%	77,145	8%	17,205	4%
Loans delinquent 60-89 days(2)(3)	43,208	5%	44,846	4%	7,689	2%
Loans 90 days or greater past due(2)(3)	57,650	6%	61,399	6%	13,822	4%
Total loan modifications in repayment	941,410	100%	1,020,863	100%	373,683	100%
Total Private Education Loan modifications	$966,356		$1,049,190		$380,526
(1) Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation). Deferment also includes loans that have entered a forbearance after the loan modification was granted.
(2) Represents loans in repayment, which include loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include those loans while they are in forbearance).
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

As of September 30, 2024 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	2019 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,734,881	$4,740,192	$2,775,372	$1,792,296	$1,185,946	$4,854,732	$19,083,419	88%
Without cosigner	410,127	623,056	454,404	321,490	233,207	651,763	2,694,047	12
Total	$4,145,008	$5,363,248	$3,229,776	$2,113,786	$1,419,153	$5,506,495	$21,777,466	100%

FICO at Origination Approval(2):
Less than 670	$246,464	$394,068	$261,780	$156,049	$96,605	$495,359	$1,650,325	8%
670-699	509,488	751,734	450,549	288,455	201,741	937,664	3,139,631	14
700-749	1,256,692	1,649,606	1,010,936	673,104	463,935	1,861,249	6,915,522	32
Greater than or equal to 750	2,132,364	2,567,840	1,506,511	996,178	656,872	2,212,223	10,071,988	46
Total	$4,145,008	$5,363,248	$3,229,776	$2,113,786	$1,419,153	$5,506,495	$21,777,466	100%

FICO Refreshed(2)(3):
Less than 670	$350,534	$634,599	$460,995	$304,198	$195,926	$866,117	$2,812,369	13%
670-699	530,612	722,522	411,258	247,461	142,707	599,235	2,653,795	12
700-749	1,240,651	1,541,321	904,821	581,250	371,047	1,464,960	6,104,050	28
Greater than or equal to 750	2,023,211	2,464,806	1,452,702	980,877	709,473	2,576,183	10,207,252	47
Total	$4,145,008	$5,363,248	$3,229,776	$2,113,786	$1,419,153	$5,506,495	$21,777,466	100%

Seasoning(4):
1-12 payments	$2,276,316	$2,140,723	$420,171	$247,167	$149,269	$353,135	$5,586,781	25%
13-24 payments	—	1,056,273	1,277,280	192,430	127,669	374,514	3,028,166	14
25-36 payments	—	—	619,637	855,419	116,659	484,079	2,075,794	10
37-48 payments	—	—	—	380,010	524,320	453,928	1,358,258	6
More than 48 payments	—	—	—	—	276,001	3,336,669	3,612,670	17
Not yet in repayment	1,868,692	2,166,252	912,688	438,760	225,235	504,170	6,115,797	28
Total	$4,145,008	$5,363,248	$3,229,776	$2,113,786	$1,419,153	$5,506,495	$21,777,466	100%

2024 Current period(5) gross charge-offs	$(672)	$(16,359)	$(48,389)	$(38,496)	$(27,088)	$(141,649)	$(272,653)
2024 Current period(5) recoveries	37	1,268	4,876	4,317	2,886	20,456	33,840
2024 Current period(5) net charge-offs	$(635)	$(15,091)	$(43,513)	$(34,179)	$(24,202)	$(121,193)	$(238,813)

Total accrued interest by origination vintage	$104,376	$452,478	$350,208	$226,175	$126,965	$269,612	$1,529,814

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2024.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2024 through September 30, 2024.

5.	Allowance for Credit Losses (Continued)

As of December 31, 2023 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)	2018 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,903,676	$4,428,163	$2,516,380	$1,535,308	$1,378,699	$4,529,768	$18,291,994	87%
Without cosigner	586,443	660,576	421,042	283,781	253,601	528,407	2,733,850	13
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

FICO at Origination Approval(2):
Less than 670	$328,199	$395,526	$208,696	$118,935	$137,494	$451,613	$1,640,463	8%
670-699	635,642	704,642	400,744	254,762	257,840	868,777	3,122,407	15
700-749	1,383,779	1,586,783	934,033	590,401	545,333	1,709,299	6,749,628	32
Greater than or equal to 750	2,142,499	2,401,788	1,393,949	854,991	691,633	2,028,486	9,513,346	45
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

FICO Refreshed(2)(3):
Less than 670	$495,451	$638,381	$379,738	$217,956	$214,665	$791,875	$2,738,066	13%
670-699	616,684	672,777	365,674	193,462	176,963	564,245	2,589,805	12
700-749	1,347,094	1,477,310	836,747	498,414	445,244	1,361,073	5,965,882	28
Greater than or equal to 750	2,030,890	2,300,271	1,355,263	909,257	795,428	2,340,982	9,732,091	47
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

Seasoning(4):
1-12 payments	$2,514,079	$740,450	$440,293	$245,631	$208,941	$332,608	$4,482,002	21%
13-24 payments	—	2,675,956	303,045	167,532	165,577	384,760	3,696,870	18
25-36 payments	—	—	1,524,834	195,091	129,571	456,448	2,305,944	11
37-48 payments	—	—	—	902,938	208,521	446,350	1,557,809	7
More than 48 payments	—	—	—	116	706,097	2,985,015	3,691,228	18
Not yet in repayment	1,976,040	1,672,333	669,250	307,781	213,593	452,994	5,291,991	25
Total	$4,490,119	$5,088,739	$2,937,422	$1,819,089	$1,632,300	$5,058,175	$21,025,844	100%

2023 Current period(5) gross charge-offs	$(1,812)	$(31,032)	$(70,331)	$(49,624)	$(50,585)	$(216,711)	$(420,095)
2023 Current period(5) recoveries	172	2,342	6,496	4,923	5,260	27,175	46,368
2023 Current period(5) net charge-offs	$(1,640)	$(28,690)	$(63,835)	$(44,701)	$(45,325)	$(189,536)	$(373,727)

Total accrued interest by origination vintage	$177,959	$408,800	$269,978	$152,094	$116,618	$229,116	$1,354,565
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

	Private Education Loans Held for Investment - Delinquencies by Origination Vintage
As of September 30, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Total

Loans in-school/grace/deferment(1)	$1,868,692	$2,166,252	$912,688	$438,760	$225,235	$504,170	$6,115,797
Loans in forbearance(2)	4,394	60,324	67,024	40,094	28,002	101,576	301,414
Loans in repayment:
Loans current	2,264,429	3,081,961	2,166,187	1,564,016	1,116,464	4,613,926	14,806,983
Loans delinquent 30-59 days(3)	5,536	31,829	41,997	34,974	23,902	147,233	285,471
Loans delinquent 60-89 days(3)	1,314	15,492	24,717	20,840	14,467	72,268	149,098
Loans 90 days or greater past due(3)	643	7,390	17,163	15,102	11,083	67,322	118,703
Total Private Education Loans in repayment	2,271,922	3,136,672	2,250,064	1,634,932	1,165,916	4,900,749	15,360,255
Total Private Education Loans, gross	4,145,008	5,363,248	3,229,776	2,113,786	1,419,153	5,506,495	21,777,466
Private Education Loans deferred origination costs and unamortized premium/(discount)	37,794	26,654	11,375	6,512	4,325	9,428	96,088
Total Private Education Loans	4,182,802	5,389,902	3,241,151	2,120,298	1,423,478	5,515,923	21,873,554
Private Education Loans allowance for losses	(212,169)	(313,135)	(235,225)	(155,737)	(95,729)	(401,626)	(1,413,621)
Private Education Loans, net	$3,970,633	$5,076,767	$3,005,926	$1,964,561	$1,327,749	$5,114,297	$20,459,933

Percentage of Private Education Loans in repayment	54.8%	58.5%	69.7%	77.3%	82.2%	89.0%	70.5%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.3%	1.7%	3.7%	4.3%	4.2%	5.9%	3.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.9%	2.9%	2.4%	2.3%	2.0%	1.9%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)

September 30, 2024	$1,529,814	$5,534	$7,426
December 31, 2023	$1,354,565	$8,373	$9,897
(1)The allowance for uncollectible interest at September 30, 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment ($139 million of accrued interest receivable) that is not expected to be capitalized. The accrued interest receivable that is expected to be capitalized ($1.4 billion) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $4.6 million of accrued interest receivable on those loans that are in repayment that is not expected to be capitalized and $0.9 million that is expected to be capitalized.
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
At September 30, 2024, we had $2.5 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2024		2023
Three Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$49,479	$1,300,393	$62,600	$1,562,856
Provision/New commitments - net(1)	157,901	3,934,921	152,934	3,258,234
Transfer - funded loans(2)	(115,421)	(2,758,529)	(101,687)	(2,451,203)
Ending Balance	$91,959	$2,476,785	$113,847	$2,369,887

	2024		2023
Nine Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$112,962	$2,221,077	$124,924	$1,995,808
Provision/New commitments - net(1)	255,747	6,287,149	267,311	5,912,418
Transfer - funded loans(2)	(276,750)	(6,031,441)	(278,388)	(5,538,339)
Ending Balance	$91,959	$2,476,785	$113,847	$2,369,887
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

7. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both September 30, 2024 and December 31, 2023, we had $56 million in total goodwill. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies — Business Combinations” in our 2023 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, developed technology, and partner relationships. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		September 30, 2024			December 31, 2023
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks(2)	4.0	$6,040	$(1,762)	$4,278	$6,040	$(629)	$5,411
Customer relationships	4.6	8,920	(5,931)	2,989	8,920	(4,013)	4,907
Developed technology	3.5	2,590	(1,473)	1,117	2,590	(908)	1,682
Partner relationships	2.5	730	(340)	390	730	(122)	608
Total acquired intangible assets		$18,280	$(9,506)	$8,774	$18,280	$(5,672)	$12,608
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 3.9 years.
(2) In 2023, we fully impaired the Nitro trade name and trademarks asset for $56 million.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $4 million in the three and nine months ended September 30, 2024, respectively, and approximately $3 million and $7 million in the three and nine months ended September 30, 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $5 million, $4 million, $3 million, and $1 million in 2024, 2025, 2026, and 2027, respectively.

8. Deposits

The following table summarizes total deposits at September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$21,444,710	$21,651,657
Deposits - non-interest-bearing	747	1,531
Total deposits	$21,445,457	$21,653,188

Our total deposits of $21.4 billion were comprised of $9.8 billion in brokered deposits and $11.6 billion in retail and other deposits at September 30, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of September 30, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.0 billion and $7.6 billion of our deposit total as of September 30, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended September 30, 2024 and 2023, respectively, and placement fee expense of $8 million and $9 million in the nine months ended September 30, 2024 and 2023, respectively. Fees paid to third-party brokers related to brokered CDs were $6 million and $4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and fees paid to third-party brokers related to brokered CDs were $6 million and $7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Interest bearing deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,499,233	4.66%	$10,258,292	4.85%
Savings	985,036	4.32	945,000	4.35
Certificates of deposit	10,960,441	4.17	10,448,365	3.69
Deposits - interest bearing	$21,444,710		$21,651,657
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

8.	Deposits (Continued)

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
One year or less	$6,018,238	$3,937,766
After one year to two years	3,318,933	4,112,902
After two years to three years	712,443	1,881,371
After three years to four years	258,183	327,295
After four years to five years	652,413	188,802
After five years	231	229
Total	$10,960,441	$10,448,365

As of September 30, 2024 and December 31, 2023, there were $513 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $70 million and $91 million at September 30, 2024 and December 31, 2023, respectively.

9. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securitization (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Notes to Consolidated Financial Statements, Note 12, “Borrowings” in our 2023 Form 10-K. The following table summarizes our borrowings at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$994,614	$994,614	$—	$992,200	$992,200
Total unsecured borrowings	—	994,614	994,614	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,204,755	4,204,755	—	3,585,254	3,585,254
Variable-rate	—	837,158	837,158	—	650,058	650,058
Total Private Education Loan term securitizations	—	5,041,913	5,041,913	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,041,913	5,041,913	—	4,235,312	4,235,312
Total	$—	$6,036,527	$6,036,527	$—	$5,227,512	$5,227,512

Short-term Borrowings
On May 7, 2024 and June 14, 2024, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). At both September 30, 2024, and December 31, 2023, there were no secured borrowings outstanding under the Secured Borrowing Facility.

Long-term Borrowings
Secured Financings
2024 Transactions
On May 15, 2024, we executed our $668 million SMB Private Education Loan Trust 2024-C term ABS transaction, which was accounted for as a secured financing. We sold $668 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $668 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.36 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.19 percent. On September 30, 2024, $716 million of our Private Education Loans, including $656 million of principal and $60 million in capitalized interest, were encumbered because of this transaction.
On August 14, 2024, we executed our $868 million SMB Private Education Loan Trust 2024-E term ABS transaction, which was accounted for as a secured financing. We sold $868 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $868 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.17 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.42 percent. On September 30, 2024, $933 million of our Private Education Loans, including $855 million of principal and $78 million in capitalized interest, were encumbered because of this transaction.

9.	Borrowings (Continued)
Secured Financings at Issuance
The following table summarizes our secured financings issued in the year ended December 31, 2023 and in the nine months ended September 30, 2024.

Issue	Date Issued	Total Issued	Weighted Average Cost of Funds(1)	Weighted Average Life (in years)
(Dollars in thousands)
Private Education Loans:
2023-A	March 2023	$579,000	SOFR plus 1.53%	5.06
2023-C	August 2023	568,000	SOFR plus 1.69%	4.93
Total notes issued in 2023		$1,147,000

Total loan and accrued interest amount securitized at inception in 2023(2)		$1,292,507

2024-C	May 2024	$668,000	SOFR plus 1.19%	5.36
2024-E	August 2024	868,000	SOFR plus 1.42%	5.17
Total notes issued in 2024		$1,536,000

Total loan and accrued interest amount securitized at inception in 2024(3)		$1,678,289

(1) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
(2) At September 30, 2024, $1.11 billion of our Private Education Loans, including $1.02 billion of principal and $85 million in capitalized interest, were encumbered related to these transactions.
(3) At September 30, 2024, $1.65 billion of our Private Education Loans, including $1.51 billion of principal and $138 million in capitalized interest, were encumbered related to these transactions.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of September 30, 2024 (dollars in thousands)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,041,913	$5,041,913	$6,344,419	$170,982	$419,945	$6,935,346
Secured Borrowing Facility	—	—	—	—	—	1,636	1,636
Total	$—	$5,041,913	$5,041,913	$6,344,419	$170,982	$421,581	$6,936,982

As of December 31, 2023	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$311,697	$6,001,073
Secured Borrowing Facility	—	—	—	—	—	1,066	1,066
Total	$—	$4,235,312	$4,235,312	$5,539,964	$149,412	$312,763	$6,002,139

(1) Other assets primarily represent accrued interest receivable.

9.	Borrowings (Continued)

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
2024-R1 Transaction
On April 9, 2024, we closed an SMB Private Education Loan Trust 2024-R1 term ABS transaction (the “2024-R1 Transaction”), in which an unaffiliated third party sold to the trust approximately $69 million of Private Education Loan residual flows from our 2020-PTA and 2020-PTB transactions through a re-securitization. Sallie Mae Bank sponsored the 2024-R1 Transaction and is the administrator of the trust. In connection with the 2024-R1 Transaction settlement, we retained a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2024-R1 Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
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

9.	Borrowings (Continued)
the 2024-D Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$591,155	$54,840	$645,995	$423,327	$54,481	$477,808

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2024 nor in the year ended December 31, 2023.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $2.3 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2024 nor in the year ended December 31, 2023.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2024, $855 million notional of our derivative contracts were cleared on the CME and $88 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.6 percent and 9.4 percent, respectively, of our total notional derivative contracts of $943 million at September 30, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2024 was $(20) million and $(1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $6 million and $9 million, respectively.

10.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2024 and December 31, 2023, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2024 and September 30, 2023. Please refer to Notes to Consolidated Financial Statements, Note 13, “Derivative Financial Instruments” in our 2023 Form 10-K for a full discussion of cash flow hedges, fair value hedges, and trading activities.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2024	2023	2024	2023	2024	2023	2024	2023
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$600	$—	$—	$—	$—	$—	$600	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(339)	(84)	(31)		—	(84)	(370)
Total net derivatives		$600	$(339)	$(84)	$(31)	$—	$—	$516	$(370)

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
(2)    The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2024	2023	2024	2023
Gross position(1)	$600	$—	$(84)	$(370)
Impact of master netting agreement	(84)	—	84	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	516	—	—	(370)
Cash collateral pledged(2)	5,821	9,228	—	—
Net position	$6,337	$9,228	$—	$(370)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Trading		Total
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Interest rate swaps	$661,765	$1,203,783	$281,520	$702,309	$—	$—	$943,285	$1,906,092
Net total notional	$661,765	$1,203,783	$281,520	$702,309	$—	$—	$943,285	$1,906,092

10.	Derivative Financial Instruments (Continued)
As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023

Deposits	$(277,739)	$(689,137)	$3,589	$12,910

Impact of Derivatives on the Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(3,275)	$(6,701)	$(12,379)	$(19,086)
Hedged items recorded in interest expense	(3,648)	(4,346)	(9,321)	(10,504)
Derivatives recorded in interest expense	3,669	4,265	9,378	10,596
Total	$(3,254)	$(6,782)	$(12,322)	$(18,994)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$9,719	$12,813	$34,475	$34,917
Total	$9,719	$12,813	$34,475	$34,917

Trading
Interest rate swaps:
Change in fair value of future interest payments recorded in earnings	$—	$—	$—	$—
Total	—	—	—	—
Total	$6,465	$6,031	$22,153	$15,923

10.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

Amount of gain (loss) recognized in other comprehensive income (loss)	$(6,391)	$7,046	$6,056	$21,726
Less: amount of gain (loss) reclassified in interest expense	9,719	12,813	34,475	34,917
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(16,110)	$(5,767)	$(28,419)	$(13,191)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next 12 months, we estimate that $20 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2024, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at September 30, 2024 and December 31, 2023, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $6 million and $9 million at September 30, 2024 and December 31, 2023, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

11. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2024	2023	2024	2023
Common stock repurchased under repurchase programs(1)	5,345,026	—	9,585,395	16,389,696
Average purchase price per share(2)	$21.58	$—	$21.28	$15.71
Shares repurchased related to employee stock-based compensation plans(3)	34,916	10,687	726,302	1,088,330
Average purchase price per share	$22.41	$16.14	$20.04	$15.45
Common shares issued(4)	249,049	200,886	2,298,280	3,073,639

(1) Common shares purchased under our share repurchase programs. The 2022 Share Repurchase Program expired on January 25, 2024. There was $448 million of capacity remaining under the 2024 Share Repurchase Program at September 30, 2024.
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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2024 was $22.87.

Common Stock Dividends

In both September 2024 and September 2023, we paid a common stock dividend of $0.11 per common share.

Share Repurchases
On January 26, 2022, we announced a share repurchase program (the “2022 Share Repurchase Program”), which was effective upon announcement and expired on January 25, 2024, and permitted us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $1.25 billion. We did not repurchase shares of common stock under the 2022 Share Repurchase Program in the nine months ended September 30, 2024. Under the 2022 Share Repurchase Program, we did not repurchase shares of common stock in the three months ended September 30, 2023, and we repurchased 16.4 million shares of common stock for $257 million in the nine months ended September 30, 2023.
On January 24, 2024, we announced a new share repurchase program (the "2024 Share Repurchase Program"), which became effective on January 26, 2024 and expires on February 6, 2026, and permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $650 million. Under the 2024 Share Repurchase Program, we repurchased 5.3 million shares of common stock for $115 million in the three months ended September 30, 2024, and 9.6 million shares of common stock for $204 million in the nine months ended September 30, 2024. We had $448 million of capacity remaining under the 2024 Share Repurchase Program at September 30, 2024.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended September 30, 2024, we repurchased 5.3 million shares of our common stock at a total cost of $115 million. During the three months ended September 20, 2023, we did not repurchase shares of our common stock under any share repurchase program. During the nine months ended September 30, 2024 and 2023, we repurchased 9.6 million and 16.4 million shares, respectively, of our common stock at a total cost of $204 million and $257 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

12. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(45,152)	$29,365	$496,772	$412,948
Preferred stock dividends	4,648	4,642	13,929	12,979
Net income (loss) attributable to SLM Corporation common stock	$(49,800)	$24,723	$482,843	$399,969
Denominator:
Weighted average shares used to compute basic EPS	214,873	226,120	218,059	234,170
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	—	2,680	3,494	2,423
Weighted average shares used to compute diluted EPS	214,873	228,800	221,553	236,593

Basic earnings (loss) per common share	$(0.23)	$0.11	$2.21	$1.71

Diluted earnings (loss) per common share	$(0.23)	$0.11	$2.18	$1.69

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended September 30, 2024 and 2023, securities covering approximately 6 million shares and 1 million shares, respectively, and for the nine months ended September 30, 2024 and 2023, securities covering approximately less than 1 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2024, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2024				December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$54,840	$54,840	$—	$—	$54,481	$54,481
Available-for-sale investments	—	2,019,695	2,910	2,022,605	—	2,411,622	—	2,411,622
Held for sale loans	—	485,701	—	485,701	—	—	—	—
Derivative instruments	—	600	—	600	—	—	—	—
Total	$—	$2,505,996	$57,750	$2,563,746	$—	$2,411,622	$54,481	$2,466,103

Liabilities:
Derivative instruments	$—	$(84)	$—	$(84)	$—	$(370)	$—	$(370)
Total	$—	$(84)	$—	$(84)	$—	$(370)	$—	$(370)

13.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Nine Months Ended September 30,
	2024			2023
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$—	$54,481	$54,481	$—	$50,786	$50,786
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	14	398	412	—	2,016	2,016
Included in other comprehensive income	83	—	83	—	—	—
Settlements	2,813	(39)	2,774	—	(241)	(241)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$2,910	$54,840	$57,750	$—	$52,561	$52,561

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$83	$—	$83	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$398	$398	$—	$2,016	$2,016

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Interest Income - Investments	$14	$—
Gains (losses) on securities, net	398	2,016
Total	$412	$2,016

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in thousands)	Fair Value at 9/30/2024	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$2,910	Discounted cash flow	Constant Prepayment Rate	7.1%-11.1% (8.5%)
			Probability of default	4.0%-17.0% (11.5%)
Residual Interests	54,840	Discounted cash flow	Constant Prepayment Rate	7.1%-11.1% (8.5%)
			Probability of default	4.0%-17.0% (11.5%)
Total	$57,750

13.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$23,812,201	$20,459,933	$3,352,268	$22,229,045	$19,772,293	$2,456,752
FFELP Loans	—	—	—	542,775	534,064	8,711
Loans held for sale	485,701	485,701	—	—	—	—
Cash and cash equivalents	4,489,539	4,489,539	—	4,149,838	4,149,838	—
Trading investments	54,840	54,840	—	54,481	54,481	—
Available-for-sale investments	2,022,605	2,022,605	—	2,411,622	2,411,622	—
Accrued interest receivable	1,667,539	1,537,594	129,945	1,448,766	1,379,904	68,862
Derivative instruments	600	600	—	—	—	—
Total earning assets	$32,533,025	$29,050,812	$3,482,213	$30,836,527	$28,302,202	$2,534,325
Interest-bearing liabilities:
Money-market and savings accounts	$10,477,366	$10,484,269	$6,903	$11,134,883	$11,203,292	$68,409
Certificates of deposit	11,027,258	10,960,441	(66,817)	10,380,684	10,448,365	67,681
Long-term borrowings	5,889,769	6,036,527	146,758	4,873,690	5,227,512	353,822
Accrued interest payable	98,945	98,945	—	105,066	105,066	—
Derivative instruments	84	84	—	370	370	—
Total interest-bearing liabilities	$27,493,422	$27,580,266	$86,844	$26,494,693	$26,984,605	$489,912

Excess of net asset fair value over carrying value			$3,569,057			$3,024,237

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

14.	Regulatory Capital (Continued)
At September 30, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Nine Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	September 30, 2024	September 30, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At September 30, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $69 million and $115 million, net of tax of $22 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,985,360	11.6%	$1,803,995	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,985,360	11.6%	$2,190,566	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,318,657	12.9%	$2,705,993	>	10.5%
Tier 1 Capital (to Average Assets)	$2,985,360	10.1%	$1,185,423	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both September 30, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $116 million and $414 million in dividends to the Company for the three and nine months ended September 30, 2024, respectively, and $100 million and $400 million in dividends to the Company for the three and nine months ended September 30, 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the

14.	Regulatory Capital (Continued)
Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.
15. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2024, we had $2.5 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. At September 30, 2024, we had a $92 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.
Regulatory Matters
In May 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation relating to customer complaints, fees, and charges assessed in connection with the servicing of student loans and related collection practices of pre-Spin-Off SLM by entities now subsidiaries of Navient Corporation (“Navient”) during a time period prior to the Spin-Off (the “CFPB Investigation”). To the extent requested, the Bank has been cooperating fully with the CFPB. Given the timeframe covered by the CID and the CFPB Investigation, and the focus on practices and procedures previously conducted by Navient and its servicing subsidiaries prior to the Spin-Off, Navient is leading the response to these investigations. Consequently, we have no basis from which to estimate either the duration or ultimate outcome of this investigation.
We note that on January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc. and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing. The CFPB’s complaint asserts Navient’s assumption of these liabilities under the Separation and Distribution Agreement for alleged conduct that predated the Spin-Off.
On September 12, 2024, the federal court in Pennsylvania in the above-referenced lawsuit entered a Stipulated Final Judgment and Order that was agreed to by the CFPB and the Navient defendants to settle and resolve all matters in dispute arising from Navient’s conduct alleged in the lawsuit. Neither SLM, the Bank, nor any of their current subsidiaries were named in, or otherwise a party to, that lawsuit, and no claims were asserted against them. The Company and the Bank were not parties to the settlement and have not contributed any of the relief to be provided in the settlement.
For additional information regarding our regulatory matters, see Notes to Consolidated Financial Statements, Note 21, “Commitments, Contingencies and Guarantees” in our 2023 Form 10-K. See also the section labeled “History” on page 3 of our 2023 Form 10-K for definitions and discussion regarding the “Spin Off” and “pre-Spin-Off SLM.”
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

15.	Commitments, Contingencies and Guarantees (Continued)
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
16. Subsequent Event
Declaration of Fourth Quarter 2024 Common Stock Dividend
A 2024 fourth-quarter common stock dividend of $0.13 per share has been declared and will be paid on December 16, 2024 to shareholders of record at the close of business on December 5, 2024.

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

Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to SLM Corporation common stock	$(49,800)	$24,723	$482,843	$399,969
Diluted earnings (loss) per common share	$(0.23)	$0.11	$2.18	$1.69
Weighted average shares used to compute diluted earnings per common share	214,873	228,800	221,553	236,593
Return on Assets(1)	(0.6)%	0.4%	2.3%	1.9%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,459,933	$20,348,308	$20,459,933	$20,348,308
Ending FFELP Loans, net(2)	—	550,873	—	550,873
Ending total education loans, net	$20,459,933	$20,899,181	$20,459,933	$20,899,181

Average education loans	$20,497,173	$21,213,165	$20,805,777	$21,615,968

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.
(2) FFELP Loans were transferred to loans held for sale at September 30, 2024.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2024.
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
During the first nine months of 2024, we made the following progress on the above corporate strategic imperatives.
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
2024-E Securitization
On August 14, 2024, we executed our $868 million SMB Private Education Loan Trust 2024-E term ABS transaction, which was accounted for as a secured financing. We sold $868 million of notes to third parties and retained a 100 percent interest in the residual certificates issued in the securitization, raising approximately $868 million of gross proceeds. The Class A and Class B notes had a weighted average life of 5.17 years and priced at a weighted average SOFR equivalent cost of SOFR plus 1.42 percent.
2024 Loan Sales and 2024-A, 2024-B, and 2024-D Transactions
In the first nine months of 2024, we recognized $255 million in gains from the sale of approximately $3.69 billion of Private Education Loans, including $3.42 billion of principal and $274 million in capitalized interest, to unaffiliated third parties. The transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 3, “Loans Held for Investment” and Note 9, “Borrowings - Unconsolidated VIEs” in this Form 10-Q.
FFELP Loan Portfolio Transferred to Held for Sale
At September 30, 2024, we transferred the remaining $486 million FFELP Loan portfolio balance to held for sale because we intend to sell the portfolio to an unaffiliated third party. At September 30, 2024, we wrote down this loan portfolio to its estimated fair value through an adjustment to the allowance for credit losses of $8 million.
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
Share Repurchases under our Rule 10b5-1 Trading Plans
During the nine months ended September 30, 2024, we repurchased 9.6 million shares of our common stock at a total cost of $204 million under Rule 10b5-1 trading plans authorized under our 2024 Share Repurchase Program.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
Interest income:
Loans	$565	$581	$(16)	(3)%	$1,727	$1,732	$(5)	—%
Investments	16	13	3	23	46	37	9	24
Cash and cash equivalents	71	58	13	22	185	155	30	19
Total interest income	653	652	—	—	1,958	1,924	34	2
Total interest expense	293	268	25	9	839	747	92	12
Net interest income	359	385	(26)	(7)	1,119	1,176	(57)	(5)
Less: provisions for credit losses	271	198	73	37	300	330	(30)	(9)
Net interest income after provisions for credit losses	88	187	(99)	(53)	818	846	(28)	(3)
Non-interest income:
Gains on sales of loans, net	—	—	—	—	255	125	130	104
Gains (losses) on securities, net	(4)	1	(5)	(500)	—	2	(2)	(100)
Other income	28	23	5	22	85	63	22	35
Total non-interest income	24	24	—	—	340	190	150	79
Non-interest expenses:
Total operating expenses	171	167	4	2	488	476	12	3
Acquired intangible assets amortization expense	1	3	(2)	(67)	4	7	(3)	(43)
Total non-interest expenses	172	170	2	1	492	483	9	2
Income (loss) before income tax expense (benefit)	(59)	41	(100)	(244)	666	553	113	20
Income tax expense (benefit)	(14)	11	(25)	(227)	170	140	30	21
Net income (loss)	(45)	29	(74)	(255)	497	413	83	20
Preferred stock dividends	5	5	—	—	14	13	1	8
Net income (loss) attributable to SLM Corporation common stock	$(50)	$25	$(75)	(300)%	$483	$400	$82	21%
Basic earnings (loss) per common share	$(0.23)	$0.11	$(0.34)	(309)%	$2.21	$1.71	$0.50	29%
Diluted earnings (loss) per common share	$(0.23)	$0.11	$(0.34)	(309)%	$2.18	$1.69	$0.49	29%
Declared dividends per common share	$0.11	$0.11	$—	—%	$0.33	$0.33	$—	—%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
For the three months ended September 30, 2024, net loss attributable to common stock was $50 million, or $0.23 loss per common share, compared with net income attributable to common stock of $25 million, or $0.11 diluted earnings per common share, for the three months ended September 30, 2023.
The primary drivers of changes in net loss for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income decreased by $26 million in the current quarter compared with the year-ago quarter primarily due to a 43-basis point decrease in our net interest margin and a $238 million decrease in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets decreased but our cost of funds increased. This occurred primarily because the mix of our fixed-rate and variable-rate loans resulted in a higher proportion of fixed-rate loans in the current quarter. In a rising interest rate environment, as we experienced in 2022 and the beginning of 2023, our variable-rate loans repriced at higher rates than our fixed-rate loans. The impacts of the rising interest rate environment on our interest-bearing liabilities are delayed, resulting in a higher cost of funds in the current quarter. Additionally, the average cash and other short-term investments held in the current quarter is $939 million higher than in the year-ago quarter.
•Provision for credit losses in the current quarter was $271 million, compared with $198 million in the year-ago quarter. During the third quarter of 2024, the increase in the provision for credit losses was primarily affected by new loan commitments, net of expired commitments. In the year-ago quarter, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook.
•There were no gains on sales of loans, net, in the current quarter or the year-ago quarter, as no loans were sold in either quarter.
•Gains (losses) on securities, net, were $4 million of losses in the current quarter compared with $1 million in gains in the year-ago quarter. The change quarter-over-quarter was due to the change in mark-to-fair value of our trading investments.
•Other income was $28 million in the third quarter of 2024, compared with $23 million in the year-ago quarter. The increase was primarily driven by a $6 million increase in third-party servicing fees compared to the year-ago quarter. The increase in third-party servicing fees was due to an additional $4.7 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans.
•Third-quarter 2024 total operating expenses were $171 million, compared with $167 million in the year-ago quarter. The increase in total operating expenses was primarily driven by higher marketing costs and personnel costs, which were partially offset by reduced vendor costs associated with initiative spending.
•During the third quarter of 2024, we recorded $1 million in amortization of acquired intangible assets, down from $3 million in the year-ago quarter. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Third-quarter 2024 income tax benefit was $14 million, compared with $11 million income tax expense in the year-ago quarter. Our effective income tax rate decreased to 24.2 percent in the third quarter of 2024 from 27.7 percent in the year-ago quarter. The decrease in the effective rate for the third quarter of 2024 was primarily due to a decrease in state income taxes.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, net income attributable to common stock was $483 million, or $2.18 diluted earnings per common share, compared with net income attributable to common stock of $400 million, or $1.69 diluted earnings per common share, for the nine months ended September 30, 2023.
The primary drivers of changes in net income for the first nine months of 2024 compared with the first nine months of 2023 are as follows:
•Net interest income decreased by $57 million in the first nine months of 2024 compared with the year-ago period primarily due to a 27-basis point decrease in our net interest margin and a $308 million decrease in our average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in the current period from the year-ago period primarily because our cost of funds increased more than the yields on our interest-earning assets. This occurred because as interest rates change, changes in the cost of our interest-bearing liabilities tend to lag compared to changes in the yields on our interest-earning assets. In a rising interest rate environment, as we experienced in 2022 and the first part of 2023, our variable-rate interest earning assets repriced faster than our cost of funds. As such, we saw an expansion in our net interest margin throughout most of 2023. As interest rates stabilized in the latter half of 2023 and into the first half of 2024, our cost of funds increased faster than our interest-earning assets yields and reduced our net interest margin.
•Provision for credit losses in the nine months ended September 30, 2024 was $300 million, compared with $330 million in the year-ago period. During the first nine months of 2024, the decrease in the provision for credit losses was primarily affected by $236 million negative provisions resulting from the $3.69 billion Private Education Loan sales during the period, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, and management overlays, which were offset by negative provisions recorded as a result of Private Education Loan sales during the first nine months of 2023 and an increase in recovery rates.
•Gains on sales of loans, net, were $255 million in the nine months ended September 30, 2024, compared with $125 million in the year-ago period. The increase in gains on sales of loans was primarily the result of selling $3.69 billion of Private Education Loans in the first nine months of 2024, compared with the sale of $2.10 billion of Private Education Loans in the first nine months of 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $3.5 million loss on the sale in the nine months ended September 30, 2023.
•Gains (losses) on securities, net, were less than $1 million of gains in the first nine months of 2024 compared with $2 million in gains in the year-ago period. The decrease from the year-ago period was due to the change in mark-to-fair value of our trading investments.
•Other income was $85 million in the first nine months of 2024, compared with $63 million in the year-ago period. In the first nine months of 2024, there was a $17 million increase in third-party servicing fees from the year-ago period. The increase in third-party servicing fees was due to an additional $4.7 billion of loans that we sold during the past year where we continue to service on behalf of the owners of the loans. There was also a $3 million increase in early withdrawal penalty fee income compared with the year-ago period, which was related to a health savings account provider who redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•Total operating expenses for the first nine months of 2024 were $488 million, compared with $476 million in the year-ago period. The increase in total operating expenses was primarily driven by higher personnel costs, higher marketing costs, and higher FDIC fees.
•During the first nine months of 2024, we recorded $4 million in amortization of acquired intangible assets, down from $7 million in the year-ago period. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 7, “Goodwill and Acquired Intangible Assets” in this Form 10-Q.
•Income tax expense for the nine months ending September 30, 2024 was $170 million, compared with $140 million in the year-ago period. Our effective income tax rate increased slightly to 25.5 percent in the first nine months of 2024 from 25.3 percent in the year-ago period. The increase in the effective rate for the first nine months of 2024 was primarily due to an increase in state income taxes.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$20,497,173	10.79%	$20,649,663	10.96%	$20,805,777	10.90%	$21,032,541	10.80%
FFELP Loans	477,869	7.48	563,502	7.35	502,018	7.48	583,427	7.10
Credit Cards	—	—	—	—	—	—	14,835	14.02
Taxable securities	2,374,419	2.73	2,549,512	2.06	2,401,533	2.56	2,539,391	1.93
Cash and other short-term investments	5,267,092	5.40	4,328,383	5.32	4,589,653	5.40	4,169,291	4.98
Total interest-earning assets	28,616,553	9.07%	28,091,060	9.21%	28,298,981	9.24%	28,339,485	9.08%

Non-interest-earning assets	605,065		367,179		462,404		271,866

Total assets	$29,221,618		$28,458,239		$28,761,385		$28,611,351

Average Liabilities and Equity
Brokered deposits	$10,003,899	4.04%	$9,231,432	3.32%	$10,137,207	3.83%	$9,641,234	3.15%
Retail and other deposits	11,058,951	4.72	11,892,198	4.66	10,980,171	4.72	11,734,137	4.29
Other interest-bearing liabilities(1)	5,758,235	4.18	5,411,629	3.73	5,376,457	4.00	5,352,499	3.59
Total interest-bearing liabilities	26,821,085	4.35%	26,535,259	4.00%	26,493,835	4.23%	26,727,870	3.74%

Non-interest-bearing liabilities	206,072		116,645		130,574		71,137
Equity	2,194,461		1,806,335		2,136,976		1,812,344
Total liabilities and equity	$29,221,618		$28,458,239		$28,761,385		$28,611,351

Net interest margin		5.00%		5.43%		5.28%		5.55%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2024 vs. 2023
Interest income	$389	$(9,890)	$10,279
Interest expense	25,614	23,391	2,223
Net interest income	$(25,225)	$(31,183)	$5,958

Nine Months Ended September 30, 2024 vs. 2023
Interest income	$33,920	$34,933	$(1,013)
Interest expense	91,656	97,652	(5,996)
Net interest income	$(57,736)	$(57,190)	$(546)
(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net (FFELP Loans were transferred to loans held for sale at September 30, 2024)

As of September 30, 2024 (dollars in thousands)	Private Education Loans
Total loan portfolio:
In-school(1)	$4,255,608
Grace, repayment and other(2)	17,521,858
Total, gross	21,777,466
Deferred origination costs and unamortized premium/(discount)	96,088
Allowance for credit losses	(1,413,621)
Total loans held for investment portfolio, net	$20,459,933
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

As of December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans(3)	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,997,092	$57	$3,997,149
Grace, repayment and other(2)	17,028,752	537,344	17,566,096
Total, gross	21,025,844	537,401	21,563,245
Deferred origination costs and unamortized premium/(discount)	81,554	1,330	82,884
Allowance for credit losses	(1,335,105)	(4,667)	(1,339,772)
Total loans held for investment portfolio, net	$19,772,293	$534,064	$20,306,357

% of total	97%	3%	100%

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

(3)     FFELP Loans were transferred to loans held for sale at September 30, 2024.

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024		2023		2024		2023
Private Education Loans	$20,497,173	100%	$20,649,663	97%	$20,805,777	100%	$21,032,541	97%
FFELP Loans(1)	—	—	563,502	3	—	—	583,427	3
Total portfolio	$20,497,173	100%	$21,213,165	100%	$20,805,777	100%	$21,615,968	100%

(1) FFELP Loans were transferred to loans held for sale at September 30, 2024.

Loans Held for Investment, Net — Activity

Three Months Ended September 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans(1)	Total Loans Held for Investment, net
Beginning balance	$18,432,600	$482,733	$18,915,333
Acquisitions and originations:
Fixed-rate	2,583,116	—	2,583,116
Variable-rate	196,515	—	196,515
Total acquisitions and originations	2,779,631	—	2,779,631
Capitalized interest and deferred origination cost premium amortization	103,407	5,461	108,868
Loan consolidations to third parties	(189,196)	(7,364)	(196,560)
Allowance	(148,029)	4,060	(143,969)
Transfer to loans held for sale	—	(466,168)	(466,168)
Repayments and other	(518,480)	(18,722)	(537,202)
Ending balance	$20,459,933	$—	$20,459,933

(1) FFELP Loans were transferred to loans held for sale at September 30, 2024.

Three Months Ended September 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$18,648,904	$570,614	$19,219,518
Acquisitions and originations:
Fixed-rate	2,353,735	—	2,353,735
Variable-rate	114,313	—	114,313
Total acquisitions and originations	2,468,048	—	2,468,048
Capitalized interest and deferred origination cost premium amortization	100,151	5,268	105,419
Loan consolidations to third parties	(234,781)	(7,874)	(242,655)
Allowance	(50,937)	(394)	(51,331)
Repayments and other	(583,077)	(16,741)	(599,818)
Ending balance	$20,348,308	$550,873	$20,899,181

Nine Months Ended September 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans(1)	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	5,729,841	—	5,729,841
Variable-rate	341,568	—	341,568
Total acquisitions and originations	6,071,409	—	6,071,409
Capitalized interest and deferred origination cost premium amortization	334,144	16,796	350,940
Sales	(3,430,920)	—	(3,430,920)
Loan consolidations to third parties	(564,373)	(45,467)	(609,840)
Allowance	(78,516)	4,667	(73,849)
Transfer to loans held for sale	—	(466,168)	(466,168)
Repayments and other	(1,644,104)	(43,892)	(1,687,996)
Ending balance	$20,459,933	$—	$20,459,933

(1) FFELP Loans were transferred to loans held for sale at September 30, 2024.

Nine Months Ended September 30, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	4,946,020	—	4,946,020
Variable-rate	628,326	—	628,326
Total acquisitions and originations	5,574,346	—	5,574,346
Capitalized interest and deferred origination cost premium amortization	339,118	16,872	355,990
Sales	(1,964,945)	—	(1,964,945)
Loan consolidations to third parties	(731,656)	(23,033)	(754,689)
Allowance	(57,600)	(1,372)	(58,972)
Repayments and other	(1,830,668)	(48,749)	(1,879,417)
Ending balance	$20,348,308	$550,873	$20,899,181

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at September 30, 2024 decreased by 0.8 percent compared with September 30, 2023, totaling 38 percent of our Private Education Loans held for investment portfolio at September 30, 2024. The balance of loans held for investment in full principal and interest repayment status was affected in 2023 and in the first nine months of 2024 by loan sales.
“Loan consolidations to third parties” for the three months ended September 30, 2024 total 2.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at September 30, 2024, or 0.9 percent of our total Private Education Loans held for investment portfolio at September 30, 2024, compared with the year-ago period of 3.0 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.2 percent of our total Private Education Loans held for investment portfolio, respectively. The decrease in consolidations is attributable to higher interest rates in 2024 that made it less competitive for consolidators. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended September 30,
(Dollars in thousands)	2024	%	2023	%
Smart Option - interest only(1)	$523,827	19%	$449,141	18%
Smart Option - fixed pay(1)	906,838	33	821,722	34
Smart Option - deferred(1)	1,091,297	40	1,005,987	41
Graduate Loan(2)	236,567	8	174,563	7
Total Private Education Loan originations	$2,758,529	100%	$2,451,413	100%

Percentage of loans with a cosigner	92.4%		90.1%
Average FICO at approval(4)	754		749

	Nine Months Ended September 30,
(Dollars in thousands)	2024	%	2023	%
Smart Option - interest only(1)	$1,100,818	18%	$1,024,261	18%
Smart Option - fixed pay(1)	1,994,067	33	1,837,397	33
Smart Option - deferred(1)	2,428,201	40	2,258,488	41
Graduate Loan(2)	508,429	9	423,833	8
Parent Loan(3)	—	—	38	—
Total Private Education Loan originations	$6,031,515	100%	$5,544,017	100%

Percentage of loans with a cosigner	90.2%		88.0%
Average FICO at approval(4)	751		747

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2023 Form 10-K for a further discussion.
(2) For the three months ended September 30, 2024, the Graduate Loan originations include $10.0 million of Smart Option Loans where the student was in a graduate status. For the three months ended September 30, 2023, the Graduate Loan originations include $9.5 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2024, the Graduate Loan originations include $28.3 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2023, the Graduate Loan originations include $24.4 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Credit Losses Activity

Three Months Ended September 30, (dollars in thousands)	2024			2023
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,265,592	$4,060	$1,269,652	$1,360,294	$4,422	$1,364,716
Transfer from unfunded commitment liability(1)	115,421	—	115,421	101,687	—	101,687
Less:
Charge-offs	(87,737)	(131)	(87,868)	(104,865)	(272)	(105,137)
Write-downs arising from transfer of loans to held for sale(2)	—	(8,297)	(8,297)	—	—	—
Plus:
Recoveries	11,149	—	11,149	9,693	—	9,693
Provisions for credit losses:
Provision, current period	109,196	4,368	113,564	44,423	666	45,089
Total provisions for credit losses(3)	109,196	4,368	113,564	44,423	666	45,089
Ending balance	$1,413,621	$—	$1,413,621	$1,411,232	$4,816	$1,416,048

(1)  See Notes to Consolidated Financial Statements, Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  Represents fair value adjustments on loans transferred to held for sale.
(3)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Three Months Ended September 30, (dollars in thousands)
	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$109,196	$44,423
Provisions for unfunded loan commitments	157,901	152,934
Total Private Education Loan provisions for credit losses	267,097	197,357
Other impacts to the provisions for credit losses:
FFELP Loans	4,368	666
Total	4,368	666
Provisions for credit losses reported in consolidated statements of operations	$271,465	$198,023

Nine Months Ended September 30, (dollars in thousands)	2024			2023
	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,335,105	$4,667	$1,339,772	$1,353,631	$3,444	$1,357,075
Transfer from unfunded commitment liability(1)	276,750	—	276,750	278,388	—	278,388
Less:
Charge-offs	(272,653)	(380)	(273,033)	(314,500)	(853)	(315,353)
Write-downs arising from transfer of loans to held for sale(2)	—	(8,297)	(8,297)	—	—	—
Plus:
Recoveries	33,840	—	33,840	33,385	—	33,385
Provisions for credit losses:
Provision, current period	276,534	4,010	280,544	196,859	2,225	199,084
Loan sale reduction to provision	(235,955)	—	(235,955)	(136,531)	—	(136,531)
Total provisions for credit losses(3)	40,579	4,010	44,589	60,328	2,225	62,553
Ending balance	$1,413,621	$—	$1,413,621	$1,411,232	$4,816	$1,416,048

(1)  See Notes to Consolidated Financial Statements, Note 6, “Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  Represents fair value adjustments on loans transferred to held for sale.
(3)  Below is a reconciliation of the provision for credit losses reported in the consolidated statements of operations. When a new loan commitment is made, we record the CECL allowance as a liability for unfunded commitments by recording a provision for credit losses. When the loan is funded, we transfer that liability to the allowance for credit losses.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, (dollars in thousands)
	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$40,579	$60,328
Provisions for unfunded loan commitments	255,747	267,311
Total Private Education Loan provisions for credit losses	296,326	327,639
Other impacts to the provisions for credit losses:
FFELP Loans	4,010	2,225
Total	4,010	2,225
Provisions for credit losses reported in consolidated statements of operations	$300,336	$329,864

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2024, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 38 percent of our total Private Education Loans held for investment portfolio at both September 30, 2024 and September 30, 2023.
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

Private Education Loans Held for Investment	2024		2023
September 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,115,797		$5,961,879
Loans in forbearance(2)	301,414		213,843
Loans in repayment and percentage of each status:
Loans current	14,806,983	96.4%	14,938,462	96.3%
Loans delinquent 30-59 days(3)	285,471	1.8	283,621	1.8
Loans delinquent 60-89 days(3)	149,098	1.0	153,449	1.0
Loans 90 days or greater past due(3)	118,703	0.8	129,613	0.9
Total Private Education Loans in repayment	15,360,255	100.0%	15,505,145	100.0%
Total Private Education Loans, gross	21,777,466		21,680,867
Private Education Loans deferred origination costs and unamortized premium/(discount)	96,088		78,673
Total Private Education Loans	21,873,554		21,759,540
Private Education Loans allowance for losses	(1,413,621)		(1,411,232)
Private Education Loans, net	$20,459,933		$20,348,308
Percentage of loans in repayment		70.5%		71.5%
Delinquencies as a percentage of loans in repayment		3.6%		3.7%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		0.9%		0.2%
Percentage of loans in hardship and other forbearances(5)		1.0%		1.2%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $143 million and $30 million at September 30, 2024 and 2023, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period) were approximately $159 million and $183 million at September 30, 2024 and 2023, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,265,592	$1,360,294	$1,335,105	$1,353,631
Transfer from unfunded commitment liability(1)	115,421	101,687	276,750	278,388
Provision for credit losses:
Provision, current period	109,196	44,423	276,534	196,859
Loan sale reduction to provision	—	—	(235,955)	(136,531)
Total provision	109,196	44,423	40,579	60,328
Net charge-offs:
Charge-offs	(87,737)	(104,865)	(272,653)	(314,500)
Recoveries	11,149	9,693	33,840	33,385
Net charge-offs	(76,588)	(95,172)	(238,813)	(281,115)
Ending balance	$1,413,621	$1,411,232	$1,413,621	$1,411,232

Allowance as a percentage of the ending total loan balance and accrued interest to be capitalized	6.10%	6.15%	6.10%	6.15%
Allowance as a percentage of the ending loans in repayment and accrued interest to be capitalized on loans in repayment(2)(3)	8.91%	8.84%	8.91%	8.84%
Allowance coverage of net charge-offs (annualized)	4.61	3.71	4.44	3.77
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	2.08%	2.53%	2.13%	2.44%
Ending total loans, gross	$21,777,466	$21,680,867	$21,777,466	$21,680,867
Average loans in repayment(2)	$14,708,205	$15,023,993	$14,944,421	$15,358,596
Ending loans in repayment(2)	$15,360,255	$15,505,145	$15,360,255	$15,505,145
Accrued interest to be capitalized	$1,390,774	$1,283,388	$1,390,774	$1,283,388
Accrued interest to be capitalized on loans in repayment(3)	$513,121	$464,807	$513,121	$464,807
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
When we give a borrower facing financial difficulty an interest rate reduction under our programs, we evaluate their ability to pay and provide customized repayment terms based upon their financial condition. Prior to the third quarter of 2024, as part of demonstrating the ability and willingness to pay, the borrower was required to make three consecutive monthly payments at the reduced payment amount in order to qualify for enrollment in a modification program and, if applicable, for the loan to re-age and be brought current. Beginning in the third quarter of 2024, we refined our practices in this area and, after we determine the borrower’s ability to pay and they agree to the modification, the loan is modified immediately. Following the modification, the borrower is still required to make three consecutive monthly payments at the reduced payment amount in order for the loan to re-age and be brought current, if eligible. It continues to be our practice that any loan that has received a previous rate reduction or permanent extension is generally not re-age eligible following a modification. In that case, following the modification, the loan will remain in delinquency unless and until all past due amounts are paid and the loan is brought current.
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

Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2024, for Private Education Loans (held for investment) that have been in active repayment status for fewer than 25 months, loans in forbearance status as a percentage of all loans in repayment and forbearance were 1.5 percent. At September 30, 2024, approximately 76 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.

As of September 30, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,116	$6,116
Loans in forbearance	181	48	28	17	27	—	301
Loans in repayment - current	5,239	2,888	1,968	1,283	3,430	—	14,808
Loans in repayment - delinquent 30-59 days	87	47	41	29	81	—	285
Loans in repayment - delinquent 60-89 days	49	25	21	15	39	—	149
Loans in repayment - 90 days or greater past due	31	20	18	14	36	—	119
Total	$5,587	$3,028	$2,076	$1,358	$3,613	$6,116	21,778
Deferred origination costs and unamortized premium/(discount)							96
Allowance for credit losses							(1,414)
Total Private Education Loans, net							$20,460

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.16%	0.30%	0.18%	0.11%	0.17%	—%	1.92%

As of September 30, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,962	$5,962
Loans in forbearance	118	35	24	15	22	—	214
Loans in repayment - current	5,147	3,180	1,898	1,504	3,209	—	14,938
Loans in repayment - delinquent 30-59 days	86	55	40	31	72	—	284
Loans in repayment - delinquent 60-89 days	48	28	22	14	40	—	152
Loans in repayment - 90 days or greater past due	33	26	20	14	37	—	130
Total	$5,432	$3,324	$2,004	$1,578	$3,380	$5,962	21,680
Deferred origination costs and unamortized premium/(discount)							79
Allowance for credit losses							(1,411)
Total Private Education Loans, net							$20,348

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	0.75%	0.22%	0.15%	0.10%	0.14%	—%	1.36%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2024 and December 31, 2023.

As of September 30, 2024 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$214,216	$170,616	$13,562,896	$1,518	$1,411,009	$15,360,255
$ in total	$304,638	$171,475	$19,269,210	$1,545	$2,030,598	$21,777,466

As of December 31, 2023 (dollars in thousands)	Signature and Other	Parent Loan(1)	Smart Option	Career Training(2)	Graduate Loan	Total
$ in repayment(3)	$211,123	$206,343	$13,747,153	$2,066	$1,243,129	$15,409,814
$ in total	$301,265	$207,448	$18,764,200	$2,117	$1,750,814	$21,025,844
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
September 30, 2024	$1,529,814	$5,534	$7,426
December 31, 2023	$1,354,565	$8,373	$9,897
September 30, 2023	$1,429,225	$6,756	$8,516
(1)The allowance for uncollectible interest at September 30, 2024 and 2023 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at September 30, 2024 and 2023, relates to $139 million and $146 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.4 billion and $1.3 billion, at September 30, 2024 and 2023, respectively) is reserved in the allowance for credit losses. The accrued interest receivable for the loans delinquent 90 days or greater includes $4.6 million and $6.3 million of accrued interest receivable on those loans that are in repayment that is/was not expected to be capitalized and $0.9 million and $0.5 million that is/was expected to be capitalized, at September 30, 2024 and 2023, respectively.
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
At September 30, 2024 and December 31, 2023, our sources of liquidity included liquid investments with unrealized losses of $84.9 million and $128.9 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2024	December 31, 2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$17,190	$3,224
Sallie Mae Bank(1)	4,472,349	4,146,614
Available-for-sale investments	1,431,450	1,988,295
Total unrestricted cash and liquid investments	$5,920,989	$6,138,133

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$10,703	$3,609	$8,232	$5,840
Sallie Mae Bank(1)	5,070,733	4,130,488	4,398,998	3,969,493
Available-for-sale investments	1,644,517	1,954,661	1,733,576	1,984,226
Total unrestricted cash and liquid investments	$6,725,953	$6,088,758	$6,140,806	$5,959,559
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Deposits - interest-bearing	$21,444,710	$21,651,657
Deposits - non-interest-bearing	747	1,531
Total deposits	$21,445,457	$21,653,188

Our total deposits of $21.4 billion were comprised of $9.8 billion in brokered deposits and $11.6 billion in retail and other deposits at September 30, 2024, compared to total deposits of $21.7 billion, which were comprised of $10.3 billion in brokered deposits and $11.4 billion in retail and other deposits, at December 31, 2023.
Interest-bearing deposits as of September 30, 2024 and December 31, 2023 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.0 billion and $7.6 billion of our deposit total as of September 30, 2024 and December 31, 2023, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $3 million and $3 million in the three months ended September 30, 2024 and 2023, respectively, and placement fee expense of $8 million and $9 million in the nine months ended September 30, 2024 and 2023, respectively. Fees paid to third-party brokers related to brokered CDs were $6 million and $4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and fees paid to third-party brokers related to brokered CDs were $6 million and $7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Interest bearing deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,499,233	4.66%	$10,258,292	4.85%
Savings	985,036	4.32	945,000	4.35
Certificates of deposit	10,960,441	4.17	10,448,365	3.69
Deposits - interest bearing	$21,444,710		$21,651,657
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of September 30, 2024 and December 31, 2023, there were $513 million and $478 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $70 million and $91 million at September 30, 2024 and December 31, 2023, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2024, $855 million notional of our derivative contracts were cleared on the CME and $88 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 90.6 percent and 9.4 percent, respectively, of our total notional derivative contracts of $943 million at September 30, 2024.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2024 was $(20) million and $(1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $6 million and $9 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2024.

As of September 30, 2024 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$6,337
Exposure to counterparties with credit ratings, net of collateral	$6,337
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2024. As of September 30, 2024, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

At September 30, 2024, the adjusted transition amounts that were deferred and are being phased in for regulatory capital purposes are as follows:

	Adjusted Transition Amounts	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Year Ended	Phase-In Amounts for the Nine Months Ended	Remaining Adjusted Transition Amounts to be Phased-In
(Dollars in thousands)	December 31, 2021	December 31, 2022	December 31, 2023	September 30, 2024	September 30, 2024

Retained earnings	$836,351	$(209,088)	$(209,088)	$(209,088)	$209,087
Allowance for credit losses	1,038,145	(259,536)	(259,536)	(259,536)	259,537
Liability for unfunded commitments	104,377	(26,094)	(26,094)	(26,095)	26,094
Deferred tax asset	306,171	(76,542)	(76,542)	(76,543)	76,544

The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At September 30, 2024 and December 31, 2023, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $69 million and $115 million, net of tax of $22 million and $37 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,985,360	11.6%	$1,803,995	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,985,360	11.6%	$2,190,566	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,318,657	12.9%	$2,705,993	>	10.5%
Tier 1 Capital (to Average Assets)	$2,985,360	10.1%	$1,185,423	>	4.0%

As of December 31, 2023(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$1,719,621	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,019,973	12.3%	$2,088,111	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,334,140	13.6%	$2,579,432	>	10.5%
Tier 1 Capital (to Average Assets)	$3,019,973	10.2%	$1,184,213	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both September 30, 2024 and December 31, 2023, the actual amounts and the actual ratios include the adjusted transition amounts discussed above that were phased in at the beginning of 2024 and 2023.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank declared $116 million and $414 million in dividends to the Company for the three and nine months ended September 30, 2024, respectively, and $100 million and $400 million in dividends to the Company for the three and nine months ended September 30, 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2024 and December 31, 2023, respectively. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Borrowings” in this Form 10-Q.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$994,614	$994,614	$—	$992,200	$992,200
Total unsecured borrowings	—	994,614	994,614	—	992,200	992,200
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,204,755	4,204,755	—	3,585,254	3,585,254
Variable-rate	—	837,158	837,158	—	650,058	650,058
Total Private Education Loan term securitizations	—	5,041,913	5,041,913	—	4,235,312	4,235,312
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,041,913	5,041,913	—	4,235,312	4,235,312
Total	$—	$6,036,527	$6,036,527	$—	$5,227,512	$5,227,512
Short-term Borrowings
On May 7, 2024 and June 14, 2024, we amended our Secured Borrowing Facility to extend the maturity of the facility. The amount that can be borrowed under the facility is $2 billion. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. Under the Secured Borrowing Facility, we incur financing costs on unused borrowing capacity and on outstanding advances. The amended Secured Borrowing Facility extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). At both September 30, 2024, and December 31, 2023, there were no secured borrowings outstanding under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2024. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2024 nor in the year ended December 31, 2023.

We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2024 and December 31, 2023, the value of our pledged collateral at the FRB totaled $2.3 billion and $1.6 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2024 nor in the year ended December 31, 2023.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2024, we had $2.5 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. At September 30, 2024, we had a $92 million reserve recorded in “Other Liabilities” to cover expected losses that may occur during the one-year loss emergence period on these unfunded commitments. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2023 Form 10-K and Note 6, “Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduce the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our loss models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses. The combined impact upon implementation of these model enhancements and the changes in the related qualitative overlays did not have a material impact on the overall level of our allowance for credit losses.
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. At September 30, 2024, December 31, 2023, and September 30, 2023, we used the Baseline (50th percentile likelihood of occurring)/S1

(stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) and weighted them 40 percent, 30 percent, and 30 percent, respectively. Management reviews both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
To demonstrate the sensitivity of the allowance for credit losses for our Private Education Loan portfolio to a more pessimistic forecast of expected economic outcomes, we considered what our allowance for credit losses would be if we applied a 100 percent probability weighting to the S3 unfavorable (or downside) scenario (with a concomitant 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of September 30, 2024 of $175 million or 11.6 percent. This scenario does not reflect our current expectations as of September 30, 2024, nor does it capture other qualitative adjustments or all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical pessimistic conditions. The estimated impact was calculated for the two-year reasonable and supportable period, but was not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect the long-term rate.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At September 30, 2024, a significant portion of the Bank’s earning assets and a large balance of deposits were indexed to 30-day average SOFR. Therefore, 30-day average SOFR is considered a core rate in our interest rate risk analysis. The 30-day average SOFR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2024 and 2023, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for September 30, 2024 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce this exposure. The recent Fed Funds Effective Rate reduction and the corresponding rate decrease in other indices has improved EVE sensitivity as compared to the year-ago period. Management continues to evaluate this trend to determine if and when further actions are necessary to manage EVE sensitivity.

	2024				2023
As of September 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-7.0%	-2.2%	+1.9%	+5.3%	-2.5%	-0.8%	+0.5%	+1.5%
EAR - Ramp	-4.0%	-1.3%	+1.1%	+3.2%	-2.2%	-0.7%	+0.6%	+1.6%
EVE	-21.3%	-7.0%	+6.6%	+20.8%	-25.1%	-8.7%	+8.8%	+26.5%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2024. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of operations). The difference between the asset and the funding is the funding gap for the specified index. This represents, at a high level, our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of September 30, 2024 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$546.4	$(546.4)
SOFR Rate	daily/weekly/monthly	5,844.7	4,740.8	1,103.9
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	75.4	—	75.4
Prime	monthly	0.3	—	0.3
Non-Discrete reset(2)	daily/weekly	4,715.4	3,632.5	1,082.9
Fixed-Rate(3)		19,377.0	20,842.0	(1,465.0)
Total		$30,012.8	$30,012.8	$—

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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2024.

As of September 30, 2024 (averages in years)	Weighted Average Life
Earning assets
Education loans	5.40
Cash and investments	1.27
Total earning assets	4.43

Deposits
Short-term deposits	0.66
Long-term deposits	2.35
Total deposits	0.95

Borrowings
Long-term borrowings	3.55
Total borrowings	3.55

Item 4.     Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 18, 2017, the CFPB filed a complaint in federal court in Pennsylvania against Navient, along with its subsidiaries, Navient Solutions, Inc. and Pioneer Credit Recovery, Inc. The complaint alleges these Navient entities, among other things, engaged in deceptive practices with respect to their historic servicing and debt collection practices. Neither SLM, the Bank, nor any of their current subsidiaries are named in, or otherwise a party to, the lawsuit and are not alleged to have engaged in any wrongdoing. The CFPB’s complaint asserts Navient’s assumption of these liabilities under the Separation and Distribution Agreement for alleged conduct that predated the Spin-Off.
On September 12, 2024, the federal court in Pennsylvania in the above-referenced lawsuit entered a Stipulated Final Judgment and Order that was agreed to by the CFPB and the Navient defendants to settle and resolve all matters in dispute arising from Navient’s conduct alleged in the lawsuit. Neither SLM, the Bank, nor any of their current subsidiaries were named in, or otherwise a party to, that lawsuit, and no claims were asserted against them. The Company and the Bank were not parties to the settlement and have not contributed any of the relief to be provided in the settlement.
For additional information regarding our legal proceedings, see Part I, Item 3. “Legal Proceedings” in our 2023 Form 10-K. See also the section labeled “History” on page 3 of our 2023 Form 10-K for definitions and discussion regarding the “Spin Off” and “pre-Spin-Off SLM.”
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2024.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2024	1,574	$22.40	1,570	$527,000
August 1 - August 31, 2024	2,003	$21.17	1,973	$486,000
September 1 - September 30, 2024	1,803	$21.33	1,802	$448,000
Total third-quarter 2024	5,380	$21.58	5,345

(1)      The total number of shares purchased includes the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.
(2)     As of September 30, 2024, we had $448 million in capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the third quarter of 2024, we repurchased 5.3 million shares under 10b5-1 trading plans. See Note 11, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2024 was $22.87.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the third quarter of 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

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
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: October 23, 2024