Form 10-Q
period 2025-03-31
SLM Corp
filed 2025-04-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2025, there were 210,738,845 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$3,695,076	$4,700,366
Investments:
Trading investments at fair value (cost of $40,270 and $41,715, respectively)	53,732	53,262
Available-for-sale investments at fair value (cost of $1,747,064 and $2,042,473, respectively)	1,656,977	1,933,226
Other investments	97,960	112,377
Total investments	1,808,669	2,098,865
Loans held for investment (net of allowance for losses of $1,443,715 and $1,435,920, respectively)	21,091,204	20,902,158
Restricted cash	173,485	173,894
Other interest-earning assets	3,383	4,880
Accrued interest receivable	1,553,979	1,546,590
Premises and equipment, net	117,426	119,354
Goodwill and acquired intangible assets, net	62,510	63,532
Income taxes receivable, net	338,292	425,625
Other assets	55,160	36,846
Total assets	$28,899,184	$30,072,110

Liabilities
Deposits	$20,073,168	$21,068,568
Long-term borrowings	6,147,473	6,440,345
Other liabilities	277,687	403,277
Total liabilities	26,498,328	27,912,190
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 442.8 million and 440.6 million shares issued, respectively	88,566	88,121
Additional paid-in capital	1,209,017	1,193,753
Accumulated other comprehensive loss (net of tax benefit of ($18,080) and ($21,209), respectively)	(55,631)	(65,861)
Retained earnings	4,386,169	4,114,446
Total SLM Corporation stockholders’ equity before treasury stock	5,879,191	5,581,529
Less: Common stock held in treasury at cost: 232.1 million and 230.2 million shares, respectively	(3,478,335)	(3,421,609)
Total equity	2,400,856	2,159,920
Total liabilities and equity	$28,899,184	$30,072,110

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Interest income:
Loans	$598,767	$596,607
Investments	14,746	14,507
Cash and cash equivalents	42,577	52,444
Total interest income	656,090	663,558
Interest expense:
Deposits	204,139	220,445
Interest expense on short-term borrowings	3,401	3,562
Interest expense on long-term borrowings	73,580	52,535
Total interest expense	281,120	276,542
Net interest income	374,970	387,016
Less: provisions for credit losses	23,286	12,041
Net interest income after provisions for credit losses	351,684	374,975
Non-interest income:
Gains on sales of loans, net	187,735	143,039
Gains (losses) on securities, net	(10,378)	2,118
Other income	28,687	29,001
Total non-interest income	206,044	174,158
Non-interest expenses:
Operating expenses:
Compensation and benefits	90,830	96,476
FDIC assessment fees	12,403	13,312
Other operating expenses	50,355	50,645
Total operating expenses	153,588	160,433
Acquired intangible assets amortization expense	1,021	1,215
Total non-interest expenses	154,609	161,648
Income before income tax expense	403,119	387,485
Income tax expense	98,579	97,554
Net income	304,540	289,931
Preferred stock dividends	3,956	4,653
Net income attributable to SLM Corporation common stock	$300,584	$285,278
Basic earnings per common share	$1.43	$1.29
Average common shares outstanding	210,682	220,416
Diluted earnings per common share	$1.40	$1.27
Average common and common equivalent shares outstanding	214,986	223,845
Declared dividends per common share	$0.13	$0.11

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2025	2024
Net income	$304,540	$289,931
Other comprehensive income (loss):
Unrealized gains on investments	19,160	286
Unrealized losses on cash flow hedges	(5,801)	(3,049)
Total unrealized gains (losses)	13,359	(2,763)
Income tax (expense) benefit	(3,129)	576
Other comprehensive income (loss), net of tax (expense) benefit	10,230	(2,187)
Total comprehensive income	$314,770	$287,744

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	289,931	—	289,931
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,187)	—	—	(2,187)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	287,744
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,278)	—	(24,278)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,653)	—	(4,653)
Issuance of common shares	—	1,925,920	—	1,925,920	—	385	1,359	—	(1,165)	—	579
Stock-based compensation expense	—	—	—	—	—	—	13,790	—	—	—	13,790
Common stock repurchased	—	—	(1,310,723)	(1,310,723)	—	—	—	—	—	(26,639)	(26,639)
Shares repurchased related to employee stock-based compensation plans	—	—	(683,247)	(683,247)	—	—	—	—	—	(13,601)	(13,601)
Balance at March 31, 2024	2,510,696	440,156,336	(219,880,502)	220,275,834	$251,070	$88,032	$1,163,838	$(77,291)	$3,884,694	$(3,196,604)	$2,113,739

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	304,540	—	304,540
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,230	—	—	10,230
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	314,770
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(27,466)	—	(27,466)
Preferred Stock, Series B ($1.58 per share)	—	—	—	—	—	—	—	—	(3,956)	—	(3,956)
Issuance of common shares	—	2,224,810	—	2,224,810	—	445	1,992	—	(1,395)	—	1,042
Stock-based compensation expense	—	—	—	—	—	—	13,272	—	—	—	13,272
Common stock repurchased	—	—	(1,037,391)	(1,037,391)	—	—	—	—	—	(30,756)	(30,756)
Shares repurchased related to employee stock-based compensation plans	—	—	(830,868)	(830,868)	—	—	—	—	—	(25,970)	(25,970)
Balance at March 31, 2025	2,510,696	442,829,605	(232,090,760)	210,738,845	$251,070	$88,566	$1,209,017	$(55,631)	$4,386,169	$(3,478,335)	$2,400,856

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating activities
Net income	$304,540	$289,931
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	23,286	12,041
Income tax expense	98,579	97,554
Amortization of brokered deposit placement fee	2,213	2,803
Amortization of Secured Borrowing Facility upfront fee	584	713
Amortization of deferred loan origination costs and loan premium/(discounts), net	3,806	3,229
Net amortization of discount on investments	(327)	(601)
Depreciation of premises and equipment	3,953	4,705
Acquired intangible assets amortization expense	1,021	1,215
Stock-based compensation expense	13,272	13,790
Unrealized (gains) losses on derivatives and hedging activities, net	(6)	20
Gains on sales of loans, net	(187,735)	(143,039)
(Gains) losses on securities, net	10,378	(2,118)
Other adjustments to net income, net	4,093	2,939
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(296,543)	(287,000)
Increase in trading investments	(812)	—
Increase in non-marketable securities	—	(283)
Decrease in other interest-earning assets	1,497	1,657
Increase in other assets	(46,659)	(23,046)
Decrease in income taxes payable, net	(11,493)	(6,463)
Decrease in accrued interest payable	(26,984)	(15,738)
Decrease in other liabilities	(42,714)	(29,020)
Total adjustments	(450,591)	(366,642)
Total net cash used in operating activities	(146,051)	(76,711)
Investing activities
Loans acquired and originated	(2,783,336)	(2,593,293)
Net proceeds from sales of loans held for investment and loans held for sale	2,208,600	2,149,774
Proceeds from FFELP Loan claim payments	—	10,819
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	774,483	751,120
Purchases of available-for-sale securities	(38,174)	(25,790)
Proceeds from sales and maturities of available-for-sale securities	335,355	279,700
Total net cash provided by investing activities	496,928	572,330
Financing activities
Net (decrease) increase in certificates of deposit	(889,195)	31,555
Net decrease in other deposits	(109,679)	(787,295)
Issuance costs for collateralized borrowings	(20)	—
Borrowings collateralized by loans in securitization trusts - repaid	(288,840)	(253,176)
Issuance costs for unsecured debt offering	(1,609)	—
Unsecured debt issued	493,885	—
Unsecured debt repaid	(500,000)	—
Common stock dividends paid	(27,466)	(24,278)
Preferred stock dividends paid	(3,956)	(4,653)
Common stock repurchased	(29,696)	(25,457)
Total net cash used in financing activities	(1,356,576)	(1,063,304)
Net decrease in cash, cash equivalents and restricted cash	(1,005,699)	(567,685)
Cash, cash equivalents and restricted cash at beginning of period	4,874,260	4,299,507
Cash, cash equivalents and restricted cash at end of period	$3,868,561	$3,731,822
Cash disbursements made for:

Interest	$300,605	$284,041
Income taxes paid	$11,366	$7,280
Income taxes refunded	$(19)	$(1,001)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,695,076	$3,584,013
Restricted cash	173,485	147,809
Total cash, cash equivalents and restricted cash	$3,868,561	$3,731,822
Supplemental non-cash investment activities:
Accrued interest capitalized during the period	$116,022	$118,602
Trading investments received in consideration for loans sold	$—	$3,072
Available-for-sale investments received in consideration for loans sold	$—	$111,002

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
In determining the lifetime expected credit losses on our Private Education Loan (as hereinafter defined) portfolio loan segments, we use a discounted cash flow method. This method requires us to project future principal and interest cash flows on our loans in those portfolios.
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
We obtain forecasts for our loss model inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. We use the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) scenarios. At December 31, 2024 and March 31, 2024, we weighted them 40 percent, 30 percent, and 30 percent, respectively. During the first quarter of 2025, we revised the Baseline scenario, S1 stronger near-term growth scenario, and S3 unfavorable scenario weightings to be 60 percent, 20 percent, and 20 percent, respectively. This change reflects our ongoing review of forecasting assumptions and model inputs and is consistent with our internal governance and risk management framework. The adjustment supports a more balanced view of potential scenario outcomes and remains in accordance with our CECL methodology. The revision resulted in an approximately $17 million decrease to provision for credit losses for the three months ended March 31, 2025. Management continues to review both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
In estimating recoveries, we use both estimates of what we expect to receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, including changes we have implemented to our loan modification programs, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
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

1.	Significant Accounting Policies (Continued)

See Note 2, “Significant Accounting Policies — Allowance for Loan Losses” in our 2024 Form 10-K for additional information.
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

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2025 and December 31, 2024, we had $54 million and $53 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of March 31, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$544,422	$—	$621	$(64,620)	$480,423
Utah Housing Corporation bonds	2,659	—	—	(409)	2,250
U.S. government-sponsored enterprises and Treasuries	648,413	—	—	(24,058)	624,355
Other securities	551,570	—	9,234	(10,855)	549,949
Total	$1,747,064	$—	$9,855	$(99,942)	$1,656,977

As of December 31, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$516,358	$—	$205	$(73,235)	$443,328
Utah Housing Corporation bonds	2,849	—	—	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	948,009	—	—	(32,265)	915,744
Other securities	575,257	—	8,633	(12,095)	571,795
Total	$2,042,473	$—	$8,838	$(118,085)	$1,933,226

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2025:
Mortgage-backed securities	$(846)	$96,803	$(63,774)	$308,278	$(64,620)	$405,081
Utah Housing Corporation bonds	—	—	(409)	2,250	(409)	2,250
U.S. government-sponsored enterprises and Treasuries	—	—	(24,058)	624,355	(24,058)	624,355
Other securities	(61)	11,593	(10,794)	140,698	(10,855)	152,291
Total	$(907)	$108,396	$(99,035)	$1,075,581	$(99,942)	$1,183,977

As of December 31, 2024:
Mortgage-backed securities	$(2,723)	$137,585	$(70,512)	$290,257	$(73,235)	$427,842
Utah Housing Corporation bonds	—	—	(490)	2,359	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	—	—	(32,265)	915,744	(32,265)	915,744
Other securities	(74)	11,579	(12,021)	182,215	(12,095)	193,794
Total	$(2,797)	$149,164	$(115,288)	$1,390,575	$(118,085)	$1,539,739

At March 31, 2025 and December 31, 2024, 217 of 280 and 236 of 278, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of March 31, 2025, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of March 31, 2025 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$549,295	$526,987
2027	99,118	97,369
2038	65	66
2039	541	530
2042	2,071	1,784
2043	3,709	3,326
2044	4,044	3,683
2045	4,465	3,955
2046	6,894	6,047
2047	6,481	5,695
2048	1,682	1,501
2049	14,580	12,869
2050	99,980	79,163
2051	142,312	111,537
2052	56,137	49,462
2053	288,001	286,533
2054	136,475	131,665
2055	105,981	105,006
2056	187,742	191,280
2058	37,491	38,519
Total	$1,747,064	$1,656,977

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $639 million and $610 million par value of securities pledged to this borrowing facility at March 31, 2025 and December 31, 2024, respectively, as discussed further in Note 7, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the third quarter of 2024, we funded a new investment in non-marketable securities of an issuer whose securities we had not previously purchased. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of March 31, 2025 and December 31, 2024, our total investment in non-marketable securities was $12 million and $24 million, respectively.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $79 million at March 31, 2025 and $82 million at December 31, 2024. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $28 million at March 31, 2025 and $30 million at December 31, 2024.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $1 million at March 31, 2025 and $13 million at December 31, 2024. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of March 31, 2025. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). During the third quarter of 2024, we transferred our then-remaining FFELP Loan portfolio to loans held for sale and subsequently sold the FFELP Loan portfolio to an unaffiliated third party during the fourth quarter of 2024.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR. As of March 31, 2025 and December 31, 2024, 22 percent and 23 percent, respectively, of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
FFELP Loans are insured as to their principal and accrued interest in the event of default, subject to a risk-sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, owners receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993 and before July 1, 2006, owners receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, owners receive 100 percent reimbursement on all qualifying claims.
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented.

Three Months Ended March 31, (dollars in millions)	2025	2024
Loan principal	$1,840	$1,952
Capitalized interest	163	151
Total Private Education Loans sold	$2,003	$2,103

Gain on sale of loans, net	$188	$143
There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of those VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Note 7, “Borrowings - Unconsolidated Funding Vehicles” in this Form 10-Q.

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Loans Held for Investment, net:
Fixed-rate	$17,463,708	$17,093,382
Variable-rate	4,968,417	5,141,626
Total Private Education Loans, gross	22,432,125	22,235,008
Deferred origination costs and unamortized premium/(discount)	102,794	103,070
Allowance for credit losses	(1,443,715)	(1,435,920)
Loans held for investment, net	$21,091,204	$20,902,158
The estimated weighted average life of education loans in our portfolio was approximately 5.6 years and 5.6 years at March 31, 2025 and December 31, 2024, respectively.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2025		2024
Three Months Ended March 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,916,916	10.59%	$21,442,744	11.01%
FFELP Loans(1)	—	—	527,012	7.24
Total portfolio	$22,916,916		$21,969,756

(1) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold to a third-party in the fourth quarter of 2024.

See Note 5, “Loans Held for Investment — Certain Collection Tools — Private Education Loans” in our 2024 Form 10-K for additional information.

4. Allowance for Credit Losses and Unfunded Loan Commitments
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolio. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses to be incurred in the loan portfolio.
When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. The allowance is recorded in “Other Liabilities” on the consolidated balance sheet. When the loan is funded, we transfer that liability to the allowance for loan losses.
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The allowance for credit losses considers the collectability of both principal and accrued interest. The allowance for uncollectible interest estimates the additional uncollectible interest that is not captured in the allowance for credit losses. See “— Accrued Interest Receivable” in this Note 4 for further discussion.
See Note 2, “Significant Accounting Policies — Allowance for Credit Losses” in our 2024 Form 10-K for a more detailed discussion on our allowance for credit losses accounting policies.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	105,134
Provisions:
Provision for current period	95,289
Loan sale reduction to provision	(116,459)
Total provisions(1)	(21,170)
Net charge-offs:
Charge-offs	(86,903)
Recoveries	10,734
Net charge-offs	(76,169)
Allowance for loan losses, ending balance	$1,443,715
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	44,456
Transfer to allowance for loan losses	(105,134)
Allowance for unfunded loan commitments, ending balance(2)	23,890
Total allowance for credit losses, ending balance	$1,467,605
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.88%
Allowance for loan losses coverage of net charge-offs (annualized)	4.74
Total Allowance Percentage of Private Education Loan Exposure(5)	5.97%
Ending total loans, gross	$22,432,125
Average loans in repayment(4)	$16,240,511
Ending loans in repayment(4)	$15,903,797
Unfunded loan commitments	$584,140
Total accrued interest receivable	$1,558,465
(1) See “—Provisions for Credit Losses” below in this Note 4 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “—Unfunded Loan Commitments” in this Note 4 for further discussion.
(3) Includes incremental provision for new commitments and changes to provision for existing commitments.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).
(5) The Total Allowance Percentage of Private Education Loan Exposure is the total allowance for credit losses as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable on Private Education Loans.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended March 31, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from allowance for unfunded loan commitments	—	131,614	131,614
Provisions:
Provision for current period	83	94,476	94,559
Loan sale reduction to provision	—	(133,204)	(133,204)
Total provisions(1)	83	(38,728)	(38,645)
Net charge-offs:
Charge-offs	(123)	(93,874)	(93,997)
Recoveries	—	11,314	11,314
Net charge-offs	(123)	(82,560)	(82,683)
Allowance for loan losses, ending balance	$4,627	$1,345,431	$1,350,058
Allowance for unfunded loan commitments, beginning balance(2)	—	112,962	112,962
Provision(1)(3)	—	50,686	50,686
Transfer to allowance for loan losses	—	(131,614)	(131,614)
Allowance for unfunded loan commitments, ending balance(2)	—	32,034	32,034
Total allowance for credit losses, ending balance	$4,627	$1,377,465	$1,382,092
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.12%	2.14%
Allowance for loan losses coverage of net charge-offs (annualized)	9.40	4.07
Total Allowance Percentage of Private Education Loan Exposure(5)	0.90%	5.99%
Ending total loans, gross	$516,363	$20,952,346
Average loans in repayment(4)	$399,680	$15,407,495
Ending loans in repayment(4)	$393,820	$14,961,692
Unfunded loan commitments	$—	$673,492
Total accrued interest receivable	$—	$1,357,987
(1) See “—Provisions for Credit Losses” below in this Note 4 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “—Unfunded Loan Commitments” in this Note 4 for further discussion.
(3) Includes incremental provision for new commitments and changes to provision for existing commitments.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).
(5) The Total Allowance Percentage of Private Education Loan Exposure is the total allowance for credit losses as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable on Private Education Loans.

l

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31,
(dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(21,170)	$(38,728)
Provisions for unfunded loan commitments	44,456	50,686
Total Private Education Loan provisions for credit losses	23,286	11,958
Total FFELP Loans provisions for credit losses	—	83
Provisions for credit losses reported in consolidated statements of income	$23,286	$12,041

Provision for credit losses for the three months ended March 31, 2025 increased by $11 million compared with the year-ago period. During the three months ended March 31, 2025, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $116 million in negative provisions recorded as a result of the $2.00 billion Private Education Loan sale during the first three months of 2025, and adjustments to the weightings of our economic forecast scenarios. In the year-ago period, the provision for credit losses was primarily affected by $133 million in negative provisions recorded as a result of the $2.10 billion Private Education Loan sale during the first three months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical information, which includes losses from modifications of receivables whose borrowers are experiencing financial difficulty. We use a discounted cash flow model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made as of the date of a modification.
The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The forecast of expected future cash flows is updated as the loan modifications occur.
As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of the metrics considered are the allowance coverage of net charge-offs ratio; the allowance as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable (which we refer to as the “Total Allowance Percentage of Private Education Loan Exposure”); and delinquency and forbearance percentages.
Within the Private Education Loan portfolio, we deem loans greater than 90 days past due as nonperforming. With respect to periods prior to the sale of our remaining FFELP Loan portfolio in the fourth quarter of 2024, FFELP Loans were at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we did not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continued to accrue interest on those loans through the date of claim.
For additional information, see Note 1, “Significant Accounting Policies — Allowance for Credit Losses” in this Form 10-Q and Note 6, “Allowance for Credit Losses and Unfunded Loan Commitments” in our 2024 Form 10-K.
Forbearance
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
we do not believe the granting of forbearances will exceed the significance threshold under our accounting policy and, therefore, we do not consider the forbearances as loan modifications for the purposes of the tables below.
For additional information on our forbearance and modification programs, see Note 5, “Loans Held for Investment —Certain Collection Tools — Private Education Loans” in our 2024 Form 10-K. The tables below provide information about modifications to borrowers experiencing financial difficulty.
We offer certain administrative forbearances (e.g., death and disability, bankruptcy, military service, disaster forbearance, and in school assistance) that are required by law (such as by the Servicemembers Civil Relief Act), are considered separate from our active loss mitigation programs, or do not exceed the significance threshold and therefore are not considered to be loan modifications requiring disclosure. In addition, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. We do not consider them modifications of loans to borrowers experiencing financial difficulty and they therefore are not included in the tables below.
Loan Modifications to Borrowers Experiencing Financial Difficulty
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$6,768	0.03%	$138,507	0.57%
Total	$6,768	0.03%	$138,507	0.57%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$4,991	0.02%	$252,761	1.13%
Total	$4,991	0.02%	$252,761	1.13%

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended March 31,
2025		2024
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 13.11% to 4.36%	Added a weighted average 9.35 years to the life of loans Reduced average contractual rate from 12.10% to 4.01%	Reduced average contractual rate from 13.15% to 3.94%	Added a weighted average 8.59 years to the life of loans Reduced average contractual rate from 12.57% to 3.71%
Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses” and “Significant Accounting Policies — Allowance for Credit Losses — Allowance for FFELP Loan Losses” in our 2024 Form 10-K for a more detailed discussion.
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $6.6 million as of March 31, 2025, representing 0.03 percent of the total Private Education Loan portfolio. This program added a weighted average of 6.8 years to the life of loans participating in the program. As of March 31, 2025, both the defaulted amount and amortized cost basis of loans that participated in this program that defaulted during the three months ended March 31, 2025 and were modified for borrowers experiencing financial difficulty during the twelve months prior to default were immaterial. Additionally, the amortized cost of loans that participated in this program that were modified during the twelve months ended March 31, 2025 and subsequently charged-off during the three months ended March 31, 2025 was also immaterial.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, starting in the quarter ended December 31, 2024, we changed our definition of payment default to be two missed consecutive post-modification payment obligations. As such, as reflected for the three months ended March 31, 2025 below, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Previously, as reflected for the three months ended March 31, 2024 in the table below, defaulted amount represented the principal amount of modified loans at the time they became 60 days or more past due in the relevant period. Loans that were modified during the twelve months ended March 31, 2025 and subsequently charged-off during the three months ended March 31, 2025 are not included in the period-end amortized cost basis and had an amortized cost basis of $18.5 million at the time of charge-off. The following table does not include loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023, which are described earlier in this Note 4.

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$1,922	$1,803	$1,005	$1,018
Combination - Interest Rate Reduction and Term Extension	39,064	37,091	13,491	13,765
Total	$40,986	$38,894	$14,496	$14,783

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that have been modified within the three months prior to March 31, 2025, the 12 months prior to March 31, 2025, and the 12 months prior to December 31, 2024, respectively. Loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are not included in the below table, but are discussed above.

	Three Months Ended March 31, 2025		Twelve Months Ended March 31, 2025		Twelve Months Ended December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis)(1):
Loan modifications in deferment(2)	$1,612		$33,618		$33,645
Loan modifications in repayment:
Loans current(3)(4)	48,710	34%	692,649	79%	826,007	83%
Loans delinquent 30-59 days(3)(4)	43,323	30%	76,207	9%	77,446	8%
Loans delinquent 60-89 days(3)(4)	26,691	19%	48,976	6%	43,484	4%
Loans 90 days or greater past due(3)(4)	24,939	17%	49,463	6%	54,473	5%
Total loan modifications in repayment	143,663	100%	867,295	100%	1,001,410	100%
Total Private Education Loan modifications	$145,275		$900,913		$1,035,055
(1) Loans that were modified during the twelve months ended March 31, 2025 and subsequently charged-off during the three months ended March 31, 2025 are excluded from the table and had an amortized cost basis of $18.5 million. Loans that were both modified and subsequently charged-off during the twelve months ended March 31, 2025 are excluded from the table and had an amortized cost basis of $50.0 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2024 are excluded from the table and had an amortized cost basis of $40.4 million. Additionally, loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are excluded from the table.
(2) Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make full principal and interest payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation). Deferment also includes loans that have entered a forbearance after the loan modification was granted.
(3) Represents loans in repayment, which include loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).
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

As of March 31, 2025 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	2020 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$859,190	$5,895,269	$3,629,844	$2,386,878	$1,604,095	$5,421,272	$19,796,548	88%
Without cosigner	83,188	566,097	511,306	397,767	286,663	790,556	2,635,577	12
Total	$942,378	$6,461,366	$4,141,150	$2,784,645	$1,890,758	$6,211,828	$22,432,125	100%

FICO at Origination Approval(2):
Less than 670	$51,495	$379,320	$310,698	$231,818	$144,364	$537,354	$1,655,049	7%
670-699	124,044	783,165	590,368	394,851	260,696	1,029,177	3,182,301	14
700-749	294,174	1,955,019	1,278,201	872,195	603,290	2,093,039	7,095,918	32
Greater than or equal to 750	472,665	3,343,862	1,961,883	1,285,781	882,408	2,552,258	10,498,857	47
Total	$942,378	$6,461,366	$4,141,150	$2,784,645	$1,890,758	$6,211,828	$22,432,125	100%

FICO Refreshed(2)(3):
Less than 670	$78,272	$616,695	$578,313	$449,560	$302,294	$1,037,950	$3,063,084	14%
670-699	126,040	800,321	530,393	344,692	222,205	664,969	2,688,620	12
700-749	286,159	1,863,056	1,148,737	742,163	494,666	1,590,227	6,125,008	27
Greater than or equal to 750	451,907	3,181,294	1,883,707	1,248,230	871,593	2,918,682	10,555,413	47
Total	$942,378	$6,461,366	$4,141,150	$2,784,645	$1,890,758	$6,211,828	$22,432,125	100%

Seasoning(4):
1-12 payments	$506,319	$3,438,840	$544,214	$398,355	$227,135	$389,019	$5,503,882	25%
13-24 payments	—	295,985	2,093,179	263,144	169,556	406,222	3,228,086	14
25-36 payments	—	—	161,894	1,384,100	172,968	483,553	2,202,515	10
37-48 payments	—	—	—	103,094	947,463	547,483	1,598,040	7
More than 48 payments	—	—	—	—	53,621	3,782,254	3,835,875	17
Not yet in repayment	436,059	2,726,541	1,341,863	635,952	320,015	603,297	6,063,727	27
Total	$942,378	$6,461,366	$4,141,150	$2,784,645	$1,890,758	$6,211,828	$22,432,125	100%

2025 Current period(5) gross charge-offs	$(30)	$(2,204)	$(11,879)	$(14,517)	$(11,192)	$(47,081)	$(86,903)
2025 Current period(5) recoveries	—	167	1,045	1,515	1,135	6,872	10,734
2025 Current period(5) net charge-offs	$(30)	$(2,037)	$(10,834)	$(13,002)	$(10,057)	$(40,209)	$(76,169)

Total accrued interest by origination approval vintage	$14,681	$304,006	$427,589	$300,194	$186,056	$325,939	$1,558,465

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first-quarter 2025.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2025 through March 31, 2025.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

As of December 31, 2024 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	2019 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$4,519,952	$4,707,685	$2,741,871	$1,759,261	$1,151,751	$4,642,019	$19,522,539	88%
Without cosigner	504,640	613,825	443,376	310,175	222,245	618,208	2,712,469	12
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

FICO at Origination Approval(2):
Less than 670	$293,025	$394,962	$261,589	$155,661	$94,355	$475,186	$1,674,778	8%
670-699	615,617	753,548	449,214	285,181	197,205	898,535	3,199,300	14
700-749	1,525,547	1,641,641	998,834	660,373	451,695	1,782,121	7,060,211	32
Greater than or equal to 750	2,590,403	2,531,359	1,475,610	968,221	630,741	2,104,385	10,300,719	46
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

FICO Refreshed(2)(3):
Less than 670	$453,705	$666,049	$467,562	$301,367	$194,124	$831,053	$2,913,860	13%
670-699	633,749	710,546	409,808	248,325	138,730	578,639	2,719,797	12
700-749	1,485,771	1,512,643	879,450	563,941	362,715	1,398,737	6,203,257	28
Greater than or equal to 750	2,451,367	2,432,272	1,428,427	955,803	678,427	2,451,798	10,398,094	47
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

Seasoning(4):
1-12 payments	$2,860,113	$774,471	$499,812	$280,154	$159,762	$324,506	$4,898,818	22%
13-24 payments	—	2,729,334	372,496	191,989	122,938	340,556	3,757,313	17
25-36 payments	—	—	1,564,157	254,068	110,952	429,127	2,358,304	11
37-48 payments	—	—	—	987,977	170,051	451,494	1,609,522	7
More than 48 payments	—	—	—	—	625,916	3,262,308	3,888,224	17
Not yet in repayment	2,164,479	1,817,705	748,782	355,248	184,377	452,236	5,722,827	26
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

2024 Current period(5) gross charge-offs	$(1,826)	$(29,094)	$(68,454)	$(53,697)	$(37,318)	$(186,451)	$(376,840)
2024 Current period(5) recoveries	117	2,191	6,487	5,771	3,840	26,350	44,756
2024 Current period(5) net charge-offs	$(1,709)	$(26,903)	$(61,967)	$(47,926)	$(33,478)	$(160,101)	$(332,084)

Total accrued interest by origination approval vintage	$195,291	$484,531	$325,962	$197,504	$106,565	$239,562	$1,549,415
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2024.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to January 1, 2024 through December 31, 2024.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Delinquencies - Private Education Loans Held for Investment
The following tables provide information regarding the loan status of our Private Education Loans held for investment, by year of origination approval/first disbursement. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include loans in the “loans in forbearance” metric).

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of March 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Total

Loans in-school/grace/deferment(1)	$436,059	$2,726,541	$1,341,863	$635,952	$320,015	$603,297	$6,063,727
Loans in forbearance(2)	1,040	37,981	139,850	96,559	62,922	126,249	464,601
Loans in repayment:
Loans current	504,171	3,673,471	2,578,666	1,965,257	1,439,732	5,172,375	15,333,672
Loans delinquent 30-59 days(3)	1,108	13,654	35,819	39,736	31,663	154,299	276,279
Loans delinquent 60-89 days(3)	—	5,932	23,863	24,895	19,818	78,104	152,612
Loans 90 days or greater past due(3)	—	3,787	21,089	22,246	16,608	77,504	141,234
Total Private Education Loans in repayment	505,279	3,696,844	2,659,437	2,052,134	1,507,821	5,482,282	15,903,797
Total Private Education Loans, gross	942,378	6,461,366	4,141,150	2,784,645	1,890,758	6,211,828	22,432,125
Private Education Loans deferred origination costs and unamortized premium/(discount)	13,142	42,843	20,119	9,329	5,521	11,840	102,794
Total Private Education Loans	955,520	6,504,209	4,161,269	2,793,974	1,896,279	6,223,668	22,534,919
Private Education Loans allowance for losses	(36,944)	(332,859)	(283,874)	(217,640)	(141,990)	(430,408)	(1,443,715)
Private Education Loans, net	$918,576	$6,171,350	$3,877,395	$2,576,334	$1,754,289	$5,793,260	$21,091,204

Percentage of Private Education Loans in repayment	53.6%	57.2%	64.2%	73.7%	79.7%	88.3%	70.9%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.2%	0.6%	3.0%	4.2%	4.5%	5.7%	3.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.0%	5.0%	4.5%	4.0%	2.3%	2.8%
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors (other than delinquent loans in disaster forbearance), consistent with established loan program servicing policies and procedures.
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
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors (other than delinquent loans in disaster forbearance), consistent with established loan program servicing policies and procedures.
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

March 31, 2025	$1,558,465	$6,539	$14,192
December 31, 2024	$1,549,415	$6,420	$12,366
(1)At March 31, 2025 and December 31, 2024, $156 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.4 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K for additional information.
At March 31, 2025, we had $584 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2025		2024
Three Months Ended March 31, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$84,568	$2,311,660	$112,962	$2,221,077
Provision/New commitments - net(1)	44,456	1,043,958	50,686	1,034,458
Transfer - funded loans(2)	(105,134)	(2,771,478)	(131,614)	(2,582,043)
Ending Balance	$23,890	$584,140	$32,034	$673,492
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

5. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both March 31, 2025 and December 31, 2024, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2024 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		March 31, 2025			December 31, 2024
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks	4.0	$6,040	$(2,517)	$3,523	$6,040	$(2,139)	$3,901
Customer relationships	4.6	8,920	(6,946)	1,974	8,920	(6,465)	2,455
Developed technology	3.5	2,590	(1,814)	776	2,590	(1,661)	929
Sallie.com domain	4.0	150	(15)	135	150	(6)	144
Total acquired intangible assets		$17,700	$(11,292)	$6,408	$17,700	$(10,271)	$7,429
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million in both the three months ended March 31, 2025 and March 31, 2024. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $4 million, $3 million, and $1 million in 2025, 2026, and 2027 respectively.

6. Deposits
The following table summarizes total deposits at March 31, 2025 and December 31, 2024.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,070,552	$21,066,752
Deposits - non-interest-bearing	2,616	1,816
Total deposits	$20,073,168	$21,068,568

Our total deposits of $20.1 billion were comprised of $8.7 billion in brokered deposits and $11.4 billion in retail and other deposits at March 31, 2025, compared to total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of March 31, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.0 billion of our deposit total as of March 31, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended March 31, 2025 and 2024, respectively. There were no fees paid to third-party brokers related to brokered CDs for either the three months ended March 31, 2025 or March 31, 2024.

Interest bearing deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,414,764	4.11%	$9,582,290	4.27%
Savings	1,002,260	3.83	944,034	4.02
Certificates of deposit	9,653,528	4.06	10,540,428	4.20
Deposits - interest bearing	$20,070,552		$21,066,752
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

6.	Deposits (Continued)
Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
One year or less	$5,663,300	$6,569,872
After one year to two years	2,205,759	2,074,849
After two years to three years	903,006	986,262
After three years to four years	165,656	189,421
After four years to five years	715,777	720,005
After five years	30	19
Total	$9,653,528	$10,540,428

As of March 31, 2025 and December 31, 2024, there were $551 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $60 million and $92 million at March 31, 2025 and December 31, 2024, respectively.

7. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Note 10, “Borrowings” in our 2024 Form 10-K. The following table summarizes our borrowings at March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$989,528	$989,528	$—	$995,420	$995,420
Total unsecured borrowings	—	989,528	989,528	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,389,633	4,389,633	—	4,617,743	4,617,743
Variable-rate	—	768,312	768,312	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,157,945	5,157,945	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,157,945	5,157,945	—	5,444,925	5,444,925
Total	$—	$6,147,473	$6,147,473	$—	$6,440,345	$6,440,345

Short-term Borrowings
Secured Financings
On June 14, 2024, we amended our $2 billion maximum Secured Borrowing Facility to extend the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal; however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. At both March 31, 2025, and December 31, 2024, there were no outstanding short-term borrowings under the Secured Borrowing Facility.

Long-term Borrowings
Unsecured Financing Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030. At March 31, 2025, the outstanding balance was $493 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025. The Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.

7.	Borrowings (Continued)
Secured Financing Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2024, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet. There were no secured financings issued in the three months ended March 31, 2025.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2024-C ABS Transaction	May 15, 2024	$733,644	$668,000	$667,888	SOFR plus 1.19%	5.36
2024-E ABS Transaction	August 14, 2024	944,645	868,000	867,743	SOFR plus 1.42%	5.17
2024-F ABS Transaction	November 6, 2024	732,445	680,000	679,981	SOFR plus 1.08%	5.09
Total 2024		$2,410,734	$2,216,000	$2,215,612

Loans encumbered at March 31, 2025, related to 2024 term ABS:		$2,271,829

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of March 31, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,157,945	$5,157,945	$6,492,587	$173,483	$413,202	$7,079,272
Secured Borrowing Facility	—	—	—	—	—	(486)	(486)
Total	$—	$5,157,945	$5,157,945	$6,492,587	$173,483	$412,716	$7,078,786

As of December 31, 2024	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,705	$7,378,987
Secured Borrowing Facility	—	—	—	—	—	98	98
Total	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,803	$7,379,085

(1) Other assets, net primarily represents accrued interest receivable and payable.

7.	Borrowings (Continued)
Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to the securitization transactions listed below as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. No Private Education Loan ABS transactions closed in the three months ended March 31, 2025.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$549,949	$51,296	$601,245	$571,795	$53,262	$625,057

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2025, nor in the year ended December 31, 2024.

8. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 11, “Derivative Financial Instruments” in our 2024 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2025, $570 million notional of our derivative contracts were cleared on the CME and $53 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.6 percent and 8.4 percent, respectively, of our total notional derivative contracts of $623 million at March 31, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2025 was $(16) million and $(1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $3 million and $5 million, respectively.

8.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2025 and December 31, 2024, and their impact on earnings and other comprehensive income for the three months ended March 31, 2025 and March 31, 2024. Please refer to Note 11, “Derivative Financial Instruments” in our 2024 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)		2025	2024	2025	2024	2025	2024
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$—	$—	$—	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(21)	(19)	(2)	(21)	(23)	(40)
Total net derivatives		$(21)	$(19)	$(2)	$(21)	$(23)	$(40)

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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2025	2024	2025	2024
Gross position(1)	$—	$—	$(23)	$(40)
Impact of master netting agreement	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(23)	(40)
Cash collateral pledged(2)	3,382	4,879	—	—
Net position	$3,382	$4,879	$(23)	$(40)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024	2025	2024
Interest rate swaps	$616,191	$639,097	$6,520	$281,520	$622,711	$920,617
Net total notional	$616,191	$639,097	$6,520	$281,520	$622,711	$920,617

8.	Derivative Financial Instruments (Continued)
As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024

Deposits	$(6,169)	$(279,908)	$159	$1,420

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(1,411)	$(5,538)
Hedged items recorded in interest expense	(1,261)	(3,205)
Derivatives recorded in interest expense	1,273	3,229
Total	$(1,399)	$(5,514)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$5,919	$12,461
Total	$5,919	$12,461
Total	$4,520	$6,947

8.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024

Amount of gain (loss) recognized in other comprehensive income (loss)	$118	$9,412
Less: amount of gain (loss) reclassified in interest expense	5,919	12,461
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(5,801)	$(3,049)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $16 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of March 31, 2025, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at March 31, 2025 and December 31, 2024, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $3 million and $5 million at March 31, 2025 and December 31, 2024, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

9. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2025	2024
Common stock repurchased under repurchase programs(1)	1,037,391	1,310,723
Average purchase price per share(2)	$29.65	$20.32
Shares repurchased related to employee stock-based compensation plans(3)	830,868	683,247
Average purchase price per share	$31.26	$19.91
Common shares issued(4)	2,224,810	1,925,920

(1) Common shares purchased under our share repurchase programs. There was $372 million of capacity remaining under the 2024 Share Repurchase Program at March 31, 2025.
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

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2025 was $29.37.

Common Stock Dividend
In March 2025 and March 2024, we paid a common stock dividend of $0.13 and $0.11 per common share, respectively.

Share Repurchases
In January 2022, we announced a share repurchase program of up to $1.25 billion of common stock that expired in January 2024. In January 2024, we announced a new share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). The program expires in February 2026. We had $372 million of capacity remaining under the 2024 Share Repurchase Program at March 31, 2025.
Under the 2024 Share Repurchase Program, repurchases could occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases are subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2024 Share Repurchase Program.
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended March 31, 2025 and 2024, we repurchased 1.0 million and 1.3 million shares, respectively, of our common stock at a total cost of $31 million and $27 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

10. Earnings per Common Share
Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Numerator:
Net income	$304,540	$289,931
Preferred stock dividends	3,956	4,653
Net income attributable to SLM Corporation common stock	$300,584	$285,278
Denominator:
Weighted average shares used to compute basic EPS	210,682	220,416
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	4,304	3,429
Weighted average shares used to compute diluted EPS	214,986	223,845

Basic earnings per common share	$1.43	$1.29

Diluted earnings per common share	$1.40	$1.27

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)      For the three months ended March 31, 2025 and 2024, securities covering approximately 1 million shares and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2024 Form 10-K.

During the three months ended March 31, 2025, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2025				December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$2,436	$51,296	$53,732	$—	$—	$53,262	$53,262
Available-for-sale investments	—	1,654,505	2,472	1,656,977	—	1,930,537	2,689	1,933,226
Held for sale loans	—	—	—	—	—	—	—	—
Derivative instruments	—	—	—	—	—	—	—	—
Total	$—	$1,656,941	$53,768	$1,710,709	$—	$1,930,537	$55,951	$1,986,488

Liabilities:
Derivative instruments	$—	$(23)	$—	$(23)	$—	$(40)	$—	$(40)
Total	$—	$(23)	$—	$(23)	$—	$(40)	$—	$(40)

11.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2025			2024
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$2,689	$53,262	$55,951	$—	$54,481	$54,481
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	6	(521)	(515)	—	2,119	2,119
Included in other comprehensive income	3	—	3	—	—	—
Settlements	(226)	(1,445)	(1,671)	—	1,566	1,566
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$2,472	$51,296	$53,768	$—	$58,166	$58,166

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$3	$—	$3	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$(521)	$(521)	$—	$2,119	$2,119

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest Income - Investments	$6	$—
Gains (losses) on securities, net	(521)	2,119
Total	$(515)	$2,119

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of March 31, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$2,472	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.0%-17.0% (11.5%)
Residual Interests	51,296	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.0%-17.0% (11.5%)
Total	$53,768

11.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,368,095	$21,091,204	$3,276,891	$24,110,381	$20,902,158	$3,208,223
Cash and cash equivalents	3,695,076	3,695,076	—	4,700,366	4,700,366	—
Trading investments	53,732	53,732	—	53,262	53,262	—
Available-for-sale investments	1,656,977	1,656,977	—	1,933,226	1,933,226	—
Accrued interest receivable	1,675,035	1,553,979	121,056	1,663,474	1,546,590	116,884
Derivative instruments	—	—	—	—	—	—
Total earning assets	$31,448,915	$28,050,968	$3,397,947	$32,460,709	$29,135,602	$3,325,107
Interest-bearing liabilities:
Money-market and savings accounts	$10,396,823	$10,417,024	$20,201	$10,503,731	$10,526,324	$22,593
Certificates of deposit	9,682,121	9,653,528	(28,593)	10,593,666	10,540,428	(53,238)
Long-term borrowings	6,078,223	6,147,473	69,250	6,323,384	6,440,345	116,961
Accrued interest payable	81,504	81,504	—	108,488	108,488	—
Derivative instruments	23	23	—	40	40	—
Total interest-bearing liabilities	$26,238,694	$26,299,552	$60,858	$27,529,309	$27,615,625	$86,316

Excess of net asset fair value over carrying value			$3,458,805			$3,411,423

Please refer to Note 15, “Fair Value Measurements” in our 2024 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1, 2022, 2023, 2024, and 2025, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. As of January 1, 2025, all adjusted transition amounts have been phased in for regulatory capital purposes. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
See Note 16, “Regulatory Capital” in our 2024 Form 10-K for additional information regarding the adjusted transition amounts.
The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2025 and December 31, 2024, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $68 million and $83 million, net of tax of $22 million and $27 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

12.	Regulatory Capital (Continued)

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,992,368	11.6%	$1,808,123	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,992,368	11.6%	$2,195,578	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,329,485	12.9%	$2,712,184	>	10.5%
Tier 1 Capital (to Average Assets)	$2,992,368	10.1%	$1,185,745	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both March 31, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $100 million and $160 million in dividends to the Company for the three months ended March 31, 2025 and 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2025, we had $584 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. At March 31, 2025, we had a $24 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

14. Segment Reporting
The Company is managed as a single line of business with a single reportable segment originating and servicing high-quality Private Education Loans and providing other education-related services to customers. Our consolidated financial results are regularly reviewed by the Company’s Chief Executive Officer (the “CEO”) to allocate resources and evaluate financial performance.
The CEO evaluates the performance of the Company and decides how to allocate resources based on net income and total consolidated assets. The CEO uses net income to assess financial performance and to decide whether to re-invest profits into the Company or to return capital to stockholders in the form of dividends or the repurchase of common stock. Net income is also used to compare budget versus actual results, and the budget versus actual analysis is part of the segment financial performance review.
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Non-interest expenses:
Compensation and benefits	$90,830	$96,476
Professional fees	20,314	24,193
Technology expenses	18,341	14,299
FDIC assessment fees	12,403	13,312
Other operating expenses	11,700	12,153
Total operating expenses	153,588	160,433
Acquired intangible assets impairment and amortization expense	1,021	1,215
Total non-interest expenses	$154,609	$161,648

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
The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025) (the “2024 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2024 Form 10-K.
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
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the control of the Company, which may cause actual results to be materially different from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the Company’s most recently filed Annual Report on Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; changes in laws, regulations, and supervisory expectations, especially in light of the goals of the new Trump administration; our ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of our risk management framework and quantitative models; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; the societal, business, and legislative/regulatory impact of pandemics, other public health crises, and/or natural disasters; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families, including changes as a result of new limits on, or reductions in, funding that certain educational institutions receive from the Federal government; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers, or any change related thereto; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayments on the loans owned by us; changes in general economic conditions, including as a result of the impact of tariffs or trade wars or other current initiatives of the Federal government, that may impact the demand for student loans and the risk of default of outstanding loans; our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, and are made only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements to conform to actual results or changes in our expectations, nor to reflect events or circumstances that occur after the date on which such statements were made. In light of these risks, uncertainties, and assumptions, you should not put undue reliance on any forward-looking statements discussed.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended March 31,
	2025	2024
Net income attributable to SLM Corporation common stock	$300,584	$285,278
Diluted earnings per common share	$1.40	$1.27
Weighted average shares used to compute diluted earnings per common share	214,986	223,845
Return on Assets(1)	4.2%	4.1%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$21,091,204	$19,687,783
Ending FFELP Loans, net(2)	—	513,006
Ending total education loans, net	$21,091,204	$20,200,789

Average education loans	$22,916,916	$21,969,756

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.
(2) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold in the fourth quarter of 2024.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2025.
Strategic Imperatives
To focus our business and increase stockholder value, we continue to advance our strategic imperatives. Our primary focus remains on maximizing the profitability and growth of our core private student loan business, while harnessing and optimizing the power of our brand and attractive client base. In addition, we continue to seek to better inform the external narrative about student lending and Sallie Mae, and strive to maintain a rigorous and predictable capital allocation and return program to create stockholder value. We are focused on driving a mission-led culture that continues to make Sallie Mae a great place to work, while we continue to strengthen our risk and compliance functions, enhance and build upon our risk management framework, and assess and monitor enterprise-wide risk.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income and net interest margin; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Interest income:
Loans	$599	$597	$2	—%
Investments	15	15	—	—
Cash and cash equivalents	43	52	(9)	(17)
Total interest income	656	664	(7)	(1)
Total interest expense	281	277	4	1
Net interest income	375	387	(12)	(3)
Less: provisions for credit losses	23	12	11	92
Net interest income after provisions for credit losses	352	375	(23)	(6)
Non-interest income:
Gains on sales of loans, net	188	143	45	31
Gains (losses) on securities, net	(10)	2	(12)	(600)
Other income	29	29	—	—
Total non-interest income	206	174	33	19
Non-interest expenses:
Total operating expenses	154	161	(7)	(4)
Acquired intangible assets amortization expense	1	1	—	—
Total non-interest expenses	155	162	(7)	(4)
Income before income tax expense	403	387	16	4
Income tax expense	99	97	2	2
Net income	305	290	15	5
Preferred stock dividends	4	5	(1)	(20)
Net income attributable to SLM Corporation common stock	$301	$285	$16	6%
Basic earnings per common share	$1.43	$1.29	$0.14	11%
Diluted earnings per common share	$1.40	$1.27	$0.13	10%
Declared dividends per common share	$0.13	$0.11	$0.02	18%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
For the three months ended March 31, 2025, net income attributable to common stock was $301 million, or $1.40 diluted earnings per common share, compared with net income attributable to common stock of $285 million, or $1.27 diluted earnings per common share, for the three months ended March 31, 2024.
The primary drivers of changes in net income for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income decreased by $12 million in the current quarter compared with the year-ago quarter primarily due to a 22-basis point decrease in our net interest margin and a $527 million decrease in FFELP Loans as a result of the sale of that loan portfolio in the fourth quarter of 2024, offset by a $1.5 billion increase in our average Private Education Loans compared with the year-ago period. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets decreased but our cost of funds increased. The yields on our interest-earning assets decreased due to the decline in the 30-day average SOFR compared to the year-ago quarter. Historically, the yields on interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed, resulting in a higher cost of funds in the current quarter than the year-ago quarter.
•Provision for credit losses in the current quarter was $23 million, compared with $12 million in the year-ago quarter. During the first quarter of 2025, the increase in the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in the economic outlook, offset by $116 million in negative provisions resulting from the $2.00 billion Private Education Loan sale during the quarter and adjustments to the weightings of our economic forecast scenarios. In the year-ago quarter, the provision for credit losses was primarily affected by $133 million negative provisions resulting from the $2.10 billion Private Education Loan sale during the quarter, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
•Gains on sales of loans, net, were $188 million in the first quarter of 2025, as a result of the $2.00 billion Private Education Loan sale that occurred in the quarter. There were $143 million in gains on sales, net, in the year-ago quarter, as a result of the $2.10 billion in Private Education Loan sale that occurred in the first quarter of 2024.
•Gains (losses) on securities, net, were $10 million of losses in the current quarter compared with $2 million in gains in the year-ago quarter. The change compared to the year-ago quarter was primarily due to an impairment recorded in the first quarter of 2025 on certain of our non-marketable equity securities, and the change in mark-to-fair value of our trading investments.
•Other income was $29 million in both the first quarter of 2025 and the year-ago quarter. Third-party servicing fees in the first quarter of 2025 increased $3 million compared to the year-ago quarter. The increase in third-party servicing fees was due to an additional $3.6 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans. The increase in third-party servicing fees was offset by a $3 million decrease in early withdrawal penalty fee income compared to the year-ago period, which was related to a health savings account provider who redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•First-quarter 2025 total operating expenses were $154 million, down from $161 million in the year-ago quarter. The decrease in total operating expenses was primarily driven by lower personnel costs and lower initiative spending.
•During the first quarter of 2025, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•First-quarter 2025 income tax expense was $99 million, compared with $97 million income tax expense in the year-ago quarter. Our effective income tax rate decreased to 24.5 percent in the first quarter of 2025 from 25.2 percent in the year-ago quarter. The decrease in the effective rate for the first quarter of 2025 was primarily due to an increase in the tax benefit related to employee stock compensation.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,916,916	10.59%	$21,442,744	11.01%
FFELP Loans	—	—	527,012	7.24
Taxable securities	1,967,738	3.04	2,471,613	2.36
Cash and other short-term investments	3,966,338	4.37	3,931,978	5.39
Total interest-earning assets	28,850,992	9.22%	28,373,347	9.41%

Non-interest-earning assets	463,749		346,574

Total assets	$29,314,741		$28,719,921

Average Liabilities and Equity
Brokered deposits	$9,174,527	4.01%	$10,223,690	3.71%
Retail and other deposits	11,380,124	4.23	11,233,871	4.77
Other interest-bearing liabilities(1)	6,405,872	4.53	5,134,805	3.85
Total interest-bearing liabilities	26,960,523	4.23%	26,592,366	4.18%

Non-interest-bearing liabilities	75,856		127,243
Equity	2,278,362		2,000,312
Total liabilities and equity	$29,314,741		$28,719,921

Net interest margin		5.27%		5.49%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2025 vs. 2024
Interest income	$(7,468)	$(12,911)	$5,443
Interest expense	4,578	3,040	1,538
Net interest income	$(12,046)	$(15,153)	$3,107

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	March 31, 2025	December 31, 2024
Total loan portfolio:
In-school(1)	$4,700,797	$4,397,127
Grace, repayment and other(2)	17,731,328	17,837,881
Total, gross	22,432,125	22,235,008
Deferred origination costs and unamortized premium/(discount)	102,794	103,070
Allowance for credit losses	(1,443,715)	(1,435,920)
Total loans held for investment portfolio, net	$21,091,204	$20,902,158

(1)      Loans for customers still attending school and who are not yet required to make payments on the loans.

(2)     Includes loans in deferment or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended March 31,
(Dollars in thousands)	2025		2024
Private Education Loans	$22,916,916	100%	$21,442,744	98%
FFELP Loans(1)	—	—	527,012	2
Total portfolio	$22,916,916	100%	$21,969,756	100%
(1) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold in the fourth quarter of 2024.

Loans Held for Investment, Net — Activity

Three Months Ended March 31, 2025 (dollars in thousands)	Total Loans Held for Investment, net (Private Education Loans)
Beginning balance	$20,902,158
Acquisitions and originations:
Fixed-rate	2,471,686
Variable-rate	311,650
Total acquisitions and originations	2,783,336
Capitalized interest and deferred origination cost premium amortization	112,216
Sales	(1,847,734)
Loan consolidations to third parties	(227,266)
Allowance	(7,795)
Repayments and other	(623,711)
Ending balance	$21,091,204

Three Months Ended March 31, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	2,475,569	—	2,475,569
Variable-rate	117,724	—	117,724
Total acquisitions and originations	2,593,293	—	2,593,293
Capitalized interest and deferred origination cost premium amortization	109,801	5,573	115,374
Sales	(1,958,995)	—	(1,958,995)
Loan consolidations to third parties	(200,039)	(13,880)	(213,919)
Allowance	(10,326)	40	(10,286)
Repayments and other	(618,244)	(12,791)	(631,035)
Ending balance	$19,687,783	$513,006	$20,200,789

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at March 31, 2025 increased by 4.5 percent compared with March 31, 2024, and now totals 39 percent of our Private Education Loans held for investment portfolio at March 31, 2025. The balance of loans held for investment in full principal and interest repayment status was affected in 2024 and in the first three months of 2025 by loan sales.
“Loan consolidations to third parties” for the three months ended March 31, 2025 total 2.8 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at March 31, 2025, or 1.1 percent of our total Private Education Loans held for investment portfolio at March 31, 2025, compared with the year-ago period of 2.6 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.0 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations compared to the year-ago period is primarily attributable to lower interest rates in 2025. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended March 31,
(Dollars in thousands)	2025	%	2024	%
Smart Option - interest only(1)	$537,895	19%	$480,250	19%
Smart Option - fixed pay(1)	919,012	33	861,677	33
Smart Option - deferred(1)	1,123,347	41	1,079,912	42
Graduate Loan(2)	191,224	7	160,231	6
Total Private Education Loan originations	$2,771,478	100%	$2,582,070	100%

Percentage of loans with a cosigner	93.5%		90.7%
Average FICO at approval(3)	753		748

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2024 Form 10-K for a further discussion.
(2) For the three months ended March 31, 2025, the Graduate Loan originations include $8.7 million of Smart Option Loans where the student was in a graduate status. For the three months ended March 31, 2024, the Graduate Loan originations include $11.7 million of Smart Option Loans where the student was in a graduate status.
(3) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Three Months Ended March 31, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,435,920	$1,335,105	$4,667	$1,339,772
Transfer from unfunded commitment liability(1)	105,134	131,614	—	131,614
Less:
Charge-offs	(86,903)	(93,874)	(123)	(93,997)
Plus:
Recoveries	10,734	11,314	—	11,314
Provisions for credit losses:
Provision, current period	95,289	94,476	83	94,559
Loan sale reduction to provision	(116,459)	(133,204)	—	(133,204)
Total provisions for credit losses(2)	(21,170)	(38,728)	83	(38,645)
Ending balance	$1,443,715	$1,345,431	$4,627	$1,350,058

(1)  See Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  See “—Financial Condition — Allowance for Credit Losses — Provision for Credit Losses” in this Item 2 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Provision for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, (dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(21,170)	$(38,728)
Provisions for unfunded loan commitments	44,456	50,686
Total Private Education Loan provisions for credit losses	23,286	11,958
Total FFELP Loans provisions for credit losses	—	83
Provisions for credit losses reported in consolidated statements of income	23,286	12,041

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2025, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 39 percent of our total Private Education Loans held for investment portfolio at March 31, 2025, compared with 40 percent at March 31, 2024.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses” and Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2024 Form 10-K.

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include loans in the “loans in forbearance” metric).

Private Education Loans Held for Investment	2025		2024
March 31, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,063,727		$5,602,697
Loans in forbearance(2)	464,601		387,957
Loans in repayment and percentage of each status:
Loans current	15,333,672	96.4%	14,451,606	96.6%
Loans delinquent 30-59 days(3)	276,279	1.7	240,035	1.6
Loans delinquent 60-89 days(3)	152,612	1.0	133,921	0.9
Loans 90 days or greater past due(3)	141,234	0.9	136,130	0.9
Total Private Education Loans in repayment	15,903,797	100.0%	14,961,692	100.0%
Total Private Education Loans, gross	22,432,125		20,952,346
Private Education Loans deferred origination costs and unamortized premium/(discount)	102,794		80,868
Total Private Education Loans	22,534,919		21,033,214
Private Education Loans allowance for losses	(1,443,715)		(1,345,431)
Private Education Loans, net	$21,091,204		$19,687,783
Percentage of loans in repayment		70.9%		71.4%
Delinquencies as a percentage of loans in repayment		3.6%		3.4%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		1.9%		1.5%
Percentage of loans in hardship and other forbearances(5)		0.9%		1.0%
(1)Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).
(2)Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors (other than delinquent loans in disaster forbearance), consistent with established loan program servicing policies and procedures.
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $314 million and $243 million at March 31, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $151 million and $145 million at March 31, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.6 percent at March 31, 2025 from 3.4 percent at March 31, 2024. The increase in the delinquency metric is primarily attributable to refinements to the loan modification programs that were made in the later half of 2024. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2024 Form 10-K.
The percentage of loans in an extended grace forbearance increased to 1.9 percent at March 31, 2025 from 1.5 percent at March 31, 2024. The increase was primarily due to borrowers being eligible to receive up to six months of extended grace forbearance in one increment instead of multiple instances of two-month increments, coupled with our continued efforts to better match our available program offerings to the financial needs of our borrowers. The percentage of loans in hardship and other forbearances remained relatively consistent at 0.9 percent and 1.0 percent at March 31, 2025 and March 31, 2024, respectively.
Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Allowance for loan losses, beginning balance	$1,435,920	$1,335,105
Transfer from allowance for unfunded loan commitments(1)	105,134	131,614
Provisions:
Provision for current period	95,289	94,476
Loan sale reduction to provision	(116,459)	(133,204)
Total provisions(2)	(21,170)	(38,728)
Net charge-offs:
Charge-offs	(86,903)	(93,874)
Recoveries	10,734	11,314
Net charge-offs	(76,169)	(82,560)
Allowance for loan losses, ending balance	$1,443,715	$1,345,431
Allowance for unfunded loan commitments, beginning balance(1)	84,568	112,962
Provision(2)(3)	44,456	50,686
Transfer to allowance for loan losses	(105,134)	(131,614)
Allowance for unfunded loan commitments, ending balance(1)	23,890	32,034
Total allowance for credit losses, ending balance	$1,467,605	$1,377,465
Total Allowance Percentage of Private Education Loan Exposure(5)	5.97%	5.99%
Allowance for loan losses coverage of net charge-offs (annualized)	4.74	4.07
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.88%	2.14%
Delinquencies as a percentage of ending loans in repayment(4)	3.58%	3.41%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	2.84%	2.53%
Ending total loans, gross	$22,432,125	$20,952,346
Average loans in repayment(4)	$16,240,511	$15,407,495
Ending loans in repayment(4)	$15,903,797	$14,961,692
Unfunded loan commitments	$584,140	$673,492
Total accrued interest receivable	$1,558,465	$1,357,987
(1) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments.
(2) See “—Financial Condition — Allowance for Credit Losses — Provision for Credit Losses” in this Item 2 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(3) Includes incremental provision for new commitments and changes to provision for existing commitments.
(4) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).
(5) The Total Allowance Percentage of Private Education Loan Exposure is the total allowance for credit losses as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable on Private Education Loans.

As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the Total Allowance Percentage of Private Education Loan Exposure; and delinquency and forbearance percentages.
Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
In recent years, we have made significant changes to our credit administration practices, enhancing our loss mitigation programs through both our forbearance and loan modification offerings. We adjust the terms of loans for certain borrowers when we believe such changes will help our borrowers manage their student loan obligations and achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment or interest-only alternative.
We continually monitor our credit administration practices and modify them from time to time based upon performance, industry conventions, and/or regulatory feedback.
See Note 4, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-Q for additional information regarding loan modifications to borrowers experiencing financial difficulty. As discussed therein, our forbearance programs are not considered loan modifications to borrowers experiencing financial difficulty because they are either short-term in nature, and therefore do not provide a significant concession to the borrower, or they are provided for reasons other than financial difficulty being experienced by the borrower.
Forbearance
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
During the first six months following a borrower’s grace period, the borrower may be eligible for extended grace forbearance, which provides temporary payment relief to give the borrower additional time to be in a position to make regular principal and interest payments. We do not consider borrowers who are eligible for extended grace to be experiencing financial difficulty.
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
Disaster forbearance is used to assist borrowers affected by material events, typically federally-declared disasters, including hurricanes, wildfires, floods, and pandemics. We typically grant disaster forbearance to affected borrowers in one-month increments, up to three months at a time, but the disaster forbearance granted generally does not apply toward the 12-month forbearance limit described below. Disaster forbearance is granted based on areas impacted by federally declared disasters, not because the borrower is experiencing financial difficulty. Loans in disaster forbearance are not assessed late or other fees. Due to the nature and limited timeframe of disaster forbearance, delinquent loans granted disaster forbearance are maintained in their pre-grant delinquency status, and as such, are not reflected in our loans in forbearance metrics.
We offer certain other administrative forbearances (e.g., death and disability, bankruptcy, military service, and in school assistance) that are required by law (such as by the Servicemembers Civil Relief Act), are considered separate from our active loss mitigation programs, or do not exceed the significance threshold. We do not consider borrowers eligible for these other administrative forbearances to be experiencing financial difficulty.
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
Modification Programs other than Forbearances
For borrowers experiencing more severe hardship, following evaluation of their ability and willingness to repay, we currently use modification programs tailored to the financial condition of the individual borrower. Pursuant to our modification programs, we may reduce the contractual interest rate on a loan to a rate between 2 percent and 8 percent for a temporary period of two to four years, and/or in some instances may permanently extend the final maturity of a loan. For borrowers experiencing the most severe financial conditions, we may permanently reduce the contractual interest rate on a loan to 2 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Following modification, borrowers who are delinquent but meet specific payment requirements curing their delinquency will be brought current. We currently limit the granting of a permanent extension of the final maturity date of a loan to once over the life of the loan, and the number of interest rate reductions to twice over the life of the loan.
Modifications under these programs are generally considered loan modifications to borrowers experiencing financial difficulty. See Note 4, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-Q for disclosures related to these modification programs. However, in some situations, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. We do not consider these to be modifications of loans to borrowers experiencing financial difficulty.
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2025, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 2.2 percent. At March 31, 2025, approximately 76 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of March 31, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,064	$6,064
Loans in forbearance	289	66	44	28	38	—	465
Loans in repayment - current	5,044	3,069	2,075	1,509	3,637	—	15,334
Loans in repayment - delinquent 30-59 days	78	45	41	32	80	—	276
Loans in repayment - delinquent 60-89 days	50	24	22	15	41	—	152
Loans in repayment - 90 days or greater past due	43	24	21	14	39	—	141
Total	$5,504	$3,228	$2,203	$1,598	$3,835	$6,064	22,432
Deferred origination costs and unamortized premium/(discount)							103
Allowance for credit losses							(1,444)
Total Private Education Loans, net							$21,091

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.77%	0.40%	0.27%	0.17%	0.23%	—%	2.84%

As of March 31, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,603	$5,603
Loans in forbearance	235	62	36	22	33	—	388
Loans in repayment - current	4,585	3,044	2,031	1,331	3,460	—	14,451
Loans in repayment - delinquent 30-59 days	67	42	38	26	67	—	240
Loans in repayment - delinquent 60-89 days	39	23	20	14	38	—	134
Loans in repayment - 90 days or greater past due	40	24	20	15	37	—	136
Total	$4,966	$3,195	$2,145	$1,408	$3,635	$5,603	20,952
Deferred origination costs and unamortized premium/(discount)							81
Allowance for credit losses							(1,345)
Total Private Education Loans, net							$19,688

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.53%	0.40%	0.24%	0.14%	0.22%	—%	2.53%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2025 and December 31, 2024.

As of March 31, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,019,478	$1,526,172	$358,147	$15,903,797
$ in total	$19,814,860	$2,177,255	$440,010	$22,432,125

As of December 31, 2024 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,273,952	$1,466,915	$365,884	$16,106,751
$ in total	$19,710,266	$2,067,468	$457,274	$22,235,008
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
(2) Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
March 31, 2025	$1,558,465	$6,539	$14,192
December 31, 2024	$1,549,415	$6,420	$12,366
March 31, 2024	$1,357,987	$7,216	$8,247
(1)The allowance for uncollectible interest at March 31, 2025 and 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at March 31, 2025 and 2024, relates to $156 million and $141 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.4 billion and $1.2 billion, at March 31, 2025 and 2024, respectively) is/was reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2024 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($164 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.4 billion) was reserved in the allowance for credit losses.

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
At March 31, 2025 and December 31, 2024, our sources of liquidity included liquid investments with unrealized losses of $88.5 million and $105.8 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2025	December 31, 2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$10,763	$3,745
Sallie Mae Bank(1)	3,684,313	4,696,621
Available-for-sale investments	1,107,028	1,361,431
Total unrestricted cash and liquid investments	$4,802,104	$6,061,797

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$5,479	$3,330
Sallie Mae Bank(1)	3,764,708	3,746,434
Available-for-sale investments	1,301,677	1,885,863
Total unrestricted cash and liquid investments	$5,071,864	$5,635,627
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at March 31, 2025 and December 31, 2024.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,070,552	$21,066,752
Deposits - non-interest-bearing	2,616	1,816
Total deposits	$20,073,168	$21,068,568

Our total deposits of $20.1 billion were comprised of $8.7 billion in brokered deposits and $11.4 billion in retail and other deposits at March 31, 2025, compared with total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of March 31, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.0 billion of our deposit total as of March 31, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended March 31, 2025 and 2024, respectively. There were no fees paid to third-party brokers related to brokered CDs for either the three months ended March 31, 2025 or March 31, 2024.
Interest bearing deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,414,764	4.11%	$9,582,290	4.27%
Savings	1,002,260	3.83	944,034	4.02
Certificates of deposit	9,653,528	4.06	10,540,428	4.20
Deposits - interest bearing	$20,070,552		$21,066,752
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of March 31, 2025 and December 31, 2024, there were $551 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $60 million and $92 million at March 31, 2025 and December 31, 2024, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2025, $570 million notional of our derivative contracts were cleared on the CME and $53 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 91.6 percent and 8.4 percent, respectively, of our total notional derivative contracts of $623 million at March 31, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2025 was $(16) million and $(1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $3 million and $5 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2025.

As of March 31, 2025 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$3,359
Exposure to counterparties with credit ratings, net of collateral	$3,359
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2025. As of March 31, 2025, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1, 2022, 2023, 2024, and 2025, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. As of January 1, 2025, all adjusted transition amounts have been phased in for regulatory capital purposes. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At March 31, 2025 and December 31, 2024, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $68 million and $83 million, net of tax of $22 million and $27 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,992,368	11.6%	$1,808,123	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,992,368	11.6%	$2,195,578	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,329,485	12.9%	$2,712,184	>	10.5%
Tier 1 Capital (to Average Assets)	$2,992,368	10.1%	$1,185,745	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both March 31, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $100 million and $160 million in dividends to the Company for the three months ended March 31, 2025 and 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2025 and December 31, 2024, respectively. For additional information, see Note 7, “Borrowings” in this Form 10-Q.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$989,528	$989,528	$—	$995,420	$995,420
Total unsecured borrowings	—	989,528	989,528	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,389,633	4,389,633	—	4,617,743	4,617,743
Variable-rate	—	768,312	768,312	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,157,945	5,157,945	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,157,945	5,157,945	—	5,444,925	5,444,925
Total	$—	$6,147,473	$6,147,473	$—	$6,440,345	$6,440,345
Short-term Borrowings
On June 14, 2024, we amended our $2 billion maximum financing Secured Borrowing Facility to extend the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 13, 2025. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 13, 2026 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal; however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. At both March 31, 2025, and December 31, 2024, there were no outstanding short-term borrowings under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2025, nor in the year ended December 31, 2024.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2025, we had $584 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2024/2025 academic year. At March 31, 2025, we had a $24 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies can be found in our 2024 Form 10-K.
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

We obtain forecasts for these inputs from Moody’s Analytics. Moody’s Analytics provides a range of forecasts for each of these inputs with various likelihoods of occurrence. We determine which forecasts we will include in our estimation of allowance for credit losses and the associated weightings for each of these inputs. We use the Baseline (50th percentile likelihood of occurring)/S1 (stronger near-term growth scenario - 10 percent likelihood of occurring)/S3 (unfavorable (or downside) scenario - 10 percent likelihood of occurring) scenarios. At December 31, 2024 and March 31, 2024, we weighted them 40 percent, 30 percent, and 30 percent, respectively. During the first quarter of 2025, we revised the Baseline scenario, S1 stronger near-term growth scenario, and S3 unfavorable scenario weightings to be 60 percent, 20 percent, and 20 percent, respectively. This change reflects our ongoing review of forecasting assumptions and model inputs and is consistent with our internal governance and risk management framework. The adjustment supports a more balanced view of potential scenario outcomes and remains in accordance with our CECL methodology. The revision resulted in an approximately $17 million decrease to provision for credit losses for the three months ended March 31, 2025. Management continues to review both the scenarios and their respective weightings each quarter in determining the allowance for credit losses.
In estimating recoveries, we use both estimates of what we expect to receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, including changes we have implemented to our loan modification program, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as legal and regulatory requirements on the level of estimated current expected credit losses, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could affect our estimate of future losses.
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
To demonstrate the sensitivity of the allowance for credit losses for our Private Education Loan portfolio to a more pessimistic forecast of expected economic outcomes, we considered what our allowance for credit losses would be if we applied a 100 percent probability weighting to the S3 unfavorable (or downside/90th percentile) scenario (with a concurrent 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of March 31, 2025 of $192 million or 13.0 percent. In addition, we also considered a 100 percent probability weighting to the S4 unfavorable (or downside/96th percentile) scenario (with a concurrent 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of March 31, 2025 of $285 million or 19.2 percent. These scenarios do not reflect our current expectations as of March 31, 2025, nor do they capture other qualitative adjustments or all the potential unknown variables that could arise in the forecast periods, but they provide an approximation of possible outcomes under hypothetical pessimistic conditions. The estimated impacts were calculated for the two-year reasonable and supportable periods, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect the long-term rate.

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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at March 31, 2025 and 2024, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for March 31, 2025 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure. Management is evaluating this trend to determine if, and when, further actions are necessary to manage EVE sensitivity.

	2025				2024
As of March 31,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-9.7%	-3.1%	+2.5%	+7.7%	-4.6%	-1.5%	+1.1%	+3.4%
EAR - Ramp	-6.3%	-2.0%	+1.8%	+5.3%	-3.3%	-1.1%	+0.9%	+2.5%
EVE	-23.7%	-7.8%	+7.2%	+21.8%	-25.0%	-8.6%	+8.4%	+25.7%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2025. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of March 31, 2025 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$413.6	$(413.6)
SOFR Rate	daily/weekly/monthly	5,141.9	4,722.0	419.9
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	—	—	—
Prime	monthly	0.3	—	0.3
Non-Discrete reset(2)	daily/weekly	3,919.9	3,687.1	232.8
Fixed-Rate(3)		19,837.1	19,825.4	11.7
Total		$28,899.2	$28,899.2	$—

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

The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.1 billion of equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be low.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2025.

As of March 31, 2025 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.62
Cash and investments	1.52
Total earning assets	4.79

Deposits
Short-term deposits	0.57
Long-term deposits	2.37
Total deposits	0.85

Borrowings
Long-term borrowings	3.83
Total borrowings	3.83

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is set forth in the “Commitments, Contingencies and Guarantees” discussion in Note 13 of this Form 10-Q, which discussion is incorporated herein by reference in response to this Item.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2025.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2025	7,645	$28.35	—	$402,000
February 1 - February 28, 2025	1,123,800	$31.14	337,782	$392,000
March 1 - March 31, 2025	736,814	$29.19	699,609	$372,000
Total first-quarter 2025	1,868,259	$30.36	1,037,391

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 830,868 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     As of March 31, 2025, we had $372 million in capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the first quarter of 2025, we repurchased 1.0 million shares under 10b5-1 trading plans. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2025 was $29.37.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the first quarter of 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

4.1
Fourth Supplemental Indenture dated as of January 31, 2025, between SLM Corporation and Deutsche Bank National Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

4.2	Form of Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2025 Restricted Stock Unit Term Sheet.

10.2	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2025 Performance Stock Unit Term Sheet.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: April 24, 2025