Form 10-Q
period 2025-06-30
SLM Corp
filed 2025-07-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2025, there were 208,481,380 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$4,092,465	$4,700,366
Investments:
Trading investments at fair value (cost of $39,571 and $41,715, respectively)	49,600	53,262
Available-for-sale investments at fair value (cost of $1,742,863 and $2,042,473, respectively)	1,650,656	1,933,226
Other investments	95,060	112,377
Total investments	1,795,316	2,098,865
Loans held for investment (net of allowance for losses of $1,469,509 and $1,435,920, respectively)	21,160,332	20,902,158
Restricted cash	163,761	173,894
Other interest-earning assets	2,102	4,880
Accrued interest receivable	1,695,698	1,546,590
Premises and equipment, net	117,821	119,354
Goodwill and acquired intangible assets, net	61,612	63,532
Income taxes receivable, net	454,837	425,625
Other assets	58,973	36,846
Total assets	$29,602,917	$30,072,110

Liabilities
Deposits	$20,481,952	$21,068,568
Long-term borrowings	6,410,978	6,440,345
Other liabilities	335,000	403,277
Total liabilities	27,227,930	27,912,190
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 442.9 million and 440.6 million shares issued, respectively	88,592	88,121
Additional paid-in capital	1,218,580	1,193,753
Accumulated other comprehensive loss (net of tax benefit of ($20,370) and ($21,209), respectively)	(60,833)	(65,861)
Retained earnings	4,426,222	4,114,446
Total SLM Corporation stockholders’ equity before treasury stock	5,923,631	5,581,529
Less: Common stock held in treasury at cost: 234.5 million and 230.2 million shares, respectively	(3,548,644)	(3,421,609)
Total equity	2,374,987	2,159,920
Total liabilities and equity	$29,602,917	$30,072,110

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans	$597,609	$565,338	$1,196,376	$1,161,945
Investments	13,710	15,139	28,456	29,646
Cash and cash equivalents	45,440	60,999	88,017	113,443
Total interest income	656,759	641,476	1,312,849	1,305,034
Interest expense:
Deposits	201,478	211,286	405,617	431,731
Interest expense on short-term borrowings	3,613	3,310	7,014	6,872
Interest expense on long-term borrowings	74,848	54,708	148,428	107,243
Total interest expense	279,939	269,304	561,059	545,846
Net interest income	376,820	372,172	751,790	759,188
Less: provisions for credit losses	148,718	16,830	172,004	28,871
Net interest income after provisions for credit losses	228,102	355,342	579,786	730,317
Non-interest income:
Gains (losses) on sales of loans, net	(13)	111,929	187,722	254,968
Gains (losses) on securities, net	(2,641)	2,103	(13,019)	4,221
Other income	29,430	27,773	58,117	56,774
Total non-interest income	26,776	141,805	232,820	315,963
Non-interest expenses:
Operating expenses:
Compensation and benefits	84,900	85,261	175,730	181,737
FDIC assessment fees	9,782	11,727	22,185	25,039
Other operating expenses	71,664	60,218	122,019	110,863
Total operating expenses	166,346	157,206	319,934	317,639
Acquired intangible assets amortization expense	898	1,394	1,919	2,609
Total non-interest expenses	167,244	158,600	321,853	320,248
Income before income tax expense	87,634	338,547	490,753	726,032
Income tax expense	16,362	86,554	114,941	184,108
Net income	71,272	251,993	375,812	541,924
Preferred stock dividends	3,972	4,628	7,928	9,281
Net income attributable to SLM Corporation common stock	$67,300	$247,365	$367,884	$532,643
Basic earnings per common share	$0.32	$1.13	$1.75	$2.42
Average common shares outstanding	209,282	218,924	209,978	219,670
Diluted earnings per common share	$0.32	$1.11	$1.72	$2.39
Average common and common equivalent shares outstanding	213,220	222,467	214,098	223,156
Declared dividends per common share	$0.13	$0.11	$0.26	$0.22

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$71,272	$251,993	$375,812	$541,924
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(2,540)	7,116	16,620	7,402
Unrealized losses on cash flow hedges	(4,952)	(9,260)	(10,753)	(12,309)
Total unrealized gains (losses)	(7,492)	(2,144)	5,867	(4,907)
Income tax (expense) benefit	2,290	626	(839)	1,202
Other comprehensive income (loss), net of tax (expense) benefit	(5,202)	(1,518)	5,028	(3,705)
Total comprehensive income	$66,070	$250,475	$380,840	$538,219

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2024	2,510,696	440,156,336	(219,880,502)	220,275,834	$251,070	$88,032	$1,163,838	$(77,291)	$3,884,694	$(3,196,604)	$2,113,739
Net income	—	—	—	—	—	—	—	—	251,993	—	251,993
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,518)	—	—	(1,518)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	250,475
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(24,027)	—	(24,027)
Preferred Stock, Series B ($1.84 per share)	—	—	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of common shares	—	123,311	—	123,311	—	24	320	—	(52)	—	292
Stock-based compensation expense	—	—	—	—	—	—	9,577	—	—	—	9,577
Common stock repurchased	—	—	(2,929,646)	(2,929,646)	—	—	—	—	—	(62,019)	(62,019)
Shares repurchased related to employee stock-based compensation plans	—	—	(8,139)	(8,139)	—	—	—	—	—	(171)	(171)
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2025	2,510,696	442,829,605	(232,090,760)	210,738,845	$251,070	$88,566	$1,209,017	$(55,631)	$4,386,169	$(3,478,335)	$2,400,856
Net income	—	—	—	—	—	—	—	—	71,272	—	71,272
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,202)	—	—	(5,202)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	66,070
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(27,153)	—	(27,153)
Preferred Stock, Series B ($1.58 per share)	—	—	—	—	—	—	—	—	(3,972)	—	(3,972)
Issuance of common shares	—	128,761	—	128,761	—	26	228	—	(94)	—	160
Stock-based compensation expense	—	—	—	—	—	—	9,335	—	—	—	9,335
Common stock repurchased	—	—	(2,366,356)	(2,366,356)	—	—	—	—	—	(69,724)	(69,724)
Shares repurchased related to employee stock-based compensation plans	—	—	(19,870)	(19,870)	—	—	—	—	—	(585)	(585)
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	541,924	—	541,924
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,705)	—	—	(3,705)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	538,219
Cash dividends declared:
Common stock ($0.22 per share)	—	—	—	—	—	—	—	—	(48,305)	—	(48,305)
Preferred Stock, Series B ($3.70 per share)	—	—	—	—	—	—	—	—	(9,281)	—	(9,281)
Issuance of common shares	—	2,049,231	—	2,049,231	—	409	1,679	—	(1,217)	—	871
Stock-based compensation expense	—	—	—	—	—	—	23,367	—	—	—	23,367
Common stock repurchased	—	—	(4,240,369)	(4,240,369)	—	—	—	—	—	(88,658)	(88,658)
Shares repurchased related to employee stock-based compensation plans	—	—	(691,386)	(691,386)	—	—	—	—	—	(13,772)	(13,772)
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	375,812	—	375,812
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,028	—	—	5,028
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	380,840
Cash dividends declared:
Common stock ($0.26 per share)	—	—	—	—	—	—	—	—	(54,619)	—	(54,619)
Preferred Stock, Series B ($3.16 per share)	—	—	—	—	—	—	—	—	(7,928)	—	(7,928)
Issuance of common shares	—	2,353,571		2,353,571	—	471	2,220	—	(1,489)	—	1,202
Stock-based compensation expense	—	—	—	—	—	—	22,607	—	—	—	22,607
Common stock repurchased	—	—	(3,403,747)	(3,403,747)	—	—	—	—	—	(100,480)	(100,480)
Shares repurchased related to employee stock-based compensation plans	—	—	(850,738)	(850,738)	—	—	—	—	—	(26,555)	(26,555)
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Operating activities
Net income	$375,812	$541,924
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	172,004	28,871
Income tax expense	114,941	184,108
Amortization of brokered deposit placement fee	4,373	5,484
Amortization of Secured Borrowing Facility upfront fee	1,208	1,174
Amortization of deferred loan origination costs and loan premium/(discounts), net	7,469	6,260
Net amortization of discount on investments	(391)	(1,047)
Depreciation of premises and equipment	7,921	9,267
Acquired intangible assets amortization expense	1,919	2,609
Stock-based compensation expense	22,607	23,367
Unrealized (gains) losses on derivatives and hedging activities, net	(5)	43
Gains on sales of loans, net	(187,722)	(254,968)
(Gains) losses on securities, net	13,019	(4,221)
Other adjustments to net income, net	7,437	5,602
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(590,998)	(550,931)
Increase in trading investments	(812)	—
Increase in non-marketable securities	(234)	(283)
Decrease in other interest-earning assets	2,778	2,867
Increase in other assets	(52,789)	(23,389)
Decrease in income taxes payable, net	(137,874)	(163,936)
Increase (decrease) in accrued interest payable	719	(5,572)
Decrease in other liabilities	(46,162)	(27,742)
Total adjustments	(660,592)	(762,437)
Total net cash used in operating activities	(284,780)	(220,513)
Investing activities
Loans acquired and originated	(3,474,194)	(3,291,778)
Net proceeds from sales of loans held for investment and loans held for sale	2,208,587	3,761,722
Proceeds from FFELP Loan claim payments	—	20,034
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	1,424,568	1,380,714
Purchases of available-for-sale securities	(70,262)	(60,012)
Proceeds from sales and maturities of available-for-sale securities	373,236	410,835
Total net cash provided by investing activities	461,935	2,221,515
Financing activities
Net decrease in certificates of deposit	(751,530)	(175,483)
Net increase (decrease) in other deposits	159,229	(744,832)
Issuance costs for collateralized borrowings	(42)	—
Borrowings collateralized by loans in securitization trusts - issued	536,836	665,069
Borrowings collateralized by loans in securitization trusts - repaid	(564,760)	(494,161)
Issuance costs for unsecured debt offering	(1,942)	—
Unsecured debt issued	493,885	—
Unsecured debt repaid	(500,000)	—
Fees paid on Secured Borrowing Facility	(2,917)	(2,333)
Common stock dividends paid	(54,619)	(48,305)
Preferred stock dividends paid	(7,928)	(9,281)
Common stock repurchased	(101,401)	(86,505)
Total net cash used in financing activities	(795,189)	(895,831)
Net (decrease) increase in cash, cash equivalents and restricted cash	(618,034)	1,105,171
Cash, cash equivalents and restricted cash at beginning of period	4,874,260	4,299,507

Cash, cash equivalents and restricted cash at end of period	$4,256,226	$5,404,678
Cash disbursements made for:
Interest	$547,032	$535,146
Income taxes paid	$137,974	$164,710
Income taxes refunded	$(550)	$(1,251)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,092,465	$5,262,448
Restricted cash	163,761	142,230
Total cash, cash equivalents and restricted cash	$4,256,226	$5,404,678
Supplemental non-cash investment activities:
Accrued interest capitalized during the period	$268,759	$248,332
Trading investments received in consideration for loans sold	$—	$5,218
Available-for-sale investments received in consideration for loans sold	$—	$210,371

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
We obtain forecasts for our expected loss model from an external economic analyst who provides us with a range of economic forecasts and projected near-term growth scenarios with various likelihoods of occurrence. Management reviews and weighs the economic forecasts for each of these inputs to calculate our allowance for credit losses. Our forecasting process reflects management’s continuous review of forecasting assumptions and model inputs and is consistent with our internal governance, risk management framework and CECL methodologies. Management continues to review both the scenarios and their respective weightings each quarter in determining the allowance for credit losses. The most recent adjustment to scenario weightings occurred in the first quarter of 2025.
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
See Note 2, “Significant Accounting Policies — Allowance for Loan Losses” in our 2024 Form 10-K for additional information.

1.	Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. Additionally, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. We do not expect the impact of this amendment to be material to our consolidated financial statements.
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

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2025 and December 31, 2024, we had $50 million and $53 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of June 30, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$561,587	$—	$625	$(63,905)	$498,307
Utah Housing Corporation bonds	2,659	—	—	(420)	2,239
U.S. government-sponsored enterprises and Treasuries	648,636	—	—	(19,513)	629,123
Other securities	529,981	—	3,845	(12,839)	520,987
Total	$1,742,863	$—	$4,470	$(96,677)	$1,650,656

As of December 31, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$516,358	$—	$205	$(73,235)	$443,328
Utah Housing Corporation bonds	2,849	—	—	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	948,009	—	—	(32,265)	915,744
Other securities	575,257	—	8,633	(12,095)	571,795
Total	$2,042,473	$—	$8,838	$(118,085)	$1,933,226

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2025:
Mortgage-backed securities	$(881)	$134,350	$(63,024)	$299,700	$(63,905)	$434,050
Utah Housing Corporation bonds	—	—	(420)	2,239	(420)	2,239
U.S. government-sponsored enterprises and Treasuries	—	—	(19,513)	629,123	(19,513)	629,123
Other securities	(969)	120,383	(11,870)	131,637	(12,839)	252,020
Total	$(1,850)	$254,733	$(94,827)	$1,062,699	$(96,677)	$1,317,432

As of December 31, 2024:
Mortgage-backed securities	$(2,723)	$137,585	$(70,512)	$290,257	$(73,235)	$427,842
Utah Housing Corporation bonds	—	—	(490)	2,359	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	—	—	(32,265)	915,744	(32,265)	915,744
Other securities	(74)	11,579	(12,021)	182,215	(12,095)	193,794
Total	$(2,797)	$149,164	$(115,288)	$1,390,575	$(118,085)	$1,539,739

At June 30, 2025 and December 31, 2024, 230 of 285 and 236 of 278, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of June 30, 2025, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of June 30, 2025 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$549,417	$531,168
2027	99,219	97,955
2038	64	65
2039	531	522
2042	1,894	1,647
2043	3,593	3,223
2044	4,001	3,647
2045	4,319	3,835
2046	6,834	5,990
2047	6,282	5,516
2048	1,678	1,492
2049	13,929	12,279
2050	98,147	77,538
2051	139,167	108,529
2052	53,864	47,250
2053	276,396	272,424
2054	131,424	126,298
2055	134,514	132,583
2056	181,834	182,473
2058	35,756	36,222
Total	$1,742,863	$1,650,656

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $657 million and $610 million par value of securities pledged to this borrowing facility at June 30, 2025 and December 31, 2024, respectively, as discussed further in Note 7, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the third quarter of 2024, we funded a new investment in non-marketable securities of an issuer whose securities we had not previously purchased. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of June 30, 2025 and December 31, 2024, our total investment in non-marketable securities was $12 million and $24 million, respectively.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $76 million at June 30, 2025 and $82 million at December 31, 2024. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $27 million at June 30, 2025 and $30 million at December 31, 2024.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at June 30, 2025 and $13 million at December 31, 2024. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of June 30, 2025. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). During the third quarter of 2024, we transferred our then-remaining FFELP Loan portfolio to loans held for sale and subsequently sold the FFELP Loan portfolio to an unaffiliated third party during the fourth quarter of 2024.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR. As of June 30, 2025 and December 31, 2024, 22 percent and 23 percent, respectively, of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented. We did not sell any Private Education Loans in the three months ended June 30, 2025.

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions)	2024	2025	2024
Loan principal	$1,466	$1,840	$3,418
Capitalized interest	123	163	274
Total Private Education Loans sold	$1,589	$2,003	$3,692

Gain on sale of loans, net	$112	$188	$255
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

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Loans Held for Investment, net:
Fixed-rate	$17,646,982	$17,093,382
Variable-rate	4,878,835	5,141,626
Total Private Education Loans, gross	22,525,817	22,235,008
Deferred origination costs and unamortized premium/(discount)	104,024	103,070
Allowance for credit losses	(1,469,509)	(1,435,920)
Loans held for investment, net	$21,160,332	$20,902,158
The estimated weighted average life of education loans in our portfolio was approximately 5.6 years at both June 30, 2025 and December 31, 2024.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2025		2024
Three Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,561,636	10.62%	$20,480,805	10.91%
FFELP Loans(1)	—	—	501,439	7.73
Total portfolio	$22,561,636		$20,982,244

(1) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold to a third-party in the fourth quarter of 2024.

	2025		2024
Six Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,738,295	10.61%	$20,961,775	10.96%
FFELP Loans(1)	—	—	514,225	7.48
Total portfolio	$22,738,295		$21,476,000

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
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,443,715
Transfer from allowance for unfunded loan commitments	27,878
Provisions:
Provision for current period	92,189
Total provisions(1)	92,189
Net charge-offs:
Charge-offs	(106,866)
Recoveries	12,593
Net charge-offs	(94,273)
Allowance for loan losses, ending balance	$1,469,509
Allowance for unfunded loan commitments, beginning balance(2)	23,890
Provision(1)(3)	56,529
Transfer to allowance for loan losses	(27,878)
Allowance for unfunded loan commitments, ending balance(2)	52,541
Total allowance for credit losses, ending balance	$1,522,050
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.36%
Allowance for loan losses coverage of net charge-offs (annualized)	3.90
Total Allowance Percentage of Private Education Loan Exposure(5)	5.95%
Ending total loans, gross	$22,525,817
Average loans in repayment(4)	$15,991,357
Ending loans in repayment(4)	$16,231,194
Unfunded loan commitments	$1,358,163
Total accrued interest receivable	$1,701,944
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended June 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,627	$1,345,431	$1,350,058
Transfer from allowance for unfunded loan commitments	—	29,715	29,715
Provisions:
Provision for current period	(441)	72,862	72,421
Loan sale reduction to provision	—	(102,751)	(102,751)
Total provisions(1)	(441)	(29,889)	(30,330)
Net charge-offs:
Charge-offs	(126)	(91,042)	(91,168)
Recoveries	—	11,377	11,377
Net charge-offs	(126)	(79,665)	(79,791)
Allowance for loan losses, ending balance	$4,060	$1,265,592	$1,269,652
Allowance for unfunded loan commitments, beginning balance(2)	—	32,034	32,034
Provision(1)(3)	—	47,160	47,160
Transfer to allowance for loan losses	—	(29,715)	(29,715)
Allowance for unfunded loan commitments, ending balance(2)	—	49,479	49,479
Total allowance for credit losses, ending balance	$4,060	$1,315,071	$1,319,131
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.13%	2.19%
Allowance for loan losses coverage of net charge-offs (annualized)	8.06	3.97
Total Allowance Percentage of Private Education Loan Exposure(5)	0.84%	5.90%
Ending total loans, gross	$485,608	$19,619,531
Average loans in repayment(4)	$378,667	$14,543,669
Ending loans in repayment(4)	$369,681	$14,231,581
Unfunded loan commitments	$—	$1,300,393
Total accrued interest receivable	$—	$1,367,482
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

l

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Six Months Ended June 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	133,012
Provisions:
Provision for current period	187,478
Loan sale reduction to provision	(116,459)
Total provisions(1)	71,019
Net charge-offs:
Charge-offs	(193,769)
Recoveries	23,327
Net charge-offs	(170,442)
Allowance for loan losses, ending balance	$1,469,509
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	100,985
Transfer to allowance for loan losses	(133,012)
Allowance for unfunded loan commitments, ending balance(2)	52,541
Total allowance for credit losses, ending balance	$1,522,050
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.11%
Allowance for loan losses coverage of net charge-offs (annualized)	4.31
Total Allowance Percentage of Private Education Loan Exposure(5)	5.95%
Ending total loans, gross	$22,525,817
Average loans in repayment(4)	$16,146,239
Ending loans in repayment(4)	$16,231,194
Unfunded loan commitments	$1,358,163
Total accrued interest receivable	$1,701,944
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Six Months Ended June 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from allowance for unfunded loan commitments	—	161,329	161,329
Provisions:
Provision for current period	(358)	167,338	166,980
Loan sale reduction to provision	—	(235,955)	(235,955)
Total provisions(1)	(358)	(68,617)	(68,975)
Net charge-offs:
Charge-offs	(249)	(184,916)	(185,165)
Recoveries	—	22,691	22,691
Net charge-offs	(249)	(162,225)	(162,474)
Allowance for loan losses, ending balance	$4,060	$1,265,592	$1,269,652
Allowance for unfunded loan commitments, beginning balance(2)	—	112,962	112,962
Provision(1)(3)	—	97,846	97,846
Transfer to allowance for loan losses	—	(161,329)	(161,329)
Allowance for unfunded loan commitments, ending balance(2)	—	49,479	49,479
Total allowance for credit losses, ending balance	$4,060	$1,315,071	$1,319,131
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	0.13%	2.17%
Allowance for loan losses coverage of net charge-offs (annualized)	8.15	3.90
Total Allowance Percentage of Private Education Loan Exposure(5)	0.84%	5.90%
Ending total loans, gross	$485,608	$19,619,531
Average loans in repayment(4)	$388,510	$14,977,567
Ending loans in repayment(4)	$369,681	$14,231,581
Unfunded loan commitments	$—	$1,300,393
Total accrued interest receivable	$—	$1,367,482
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$92,189	$(29,889)	$71,019	$(68,617)
Provisions for unfunded loan commitments	56,529	47,160	100,985	97,846
Total Private Education Loan provisions for credit losses	148,718	17,271	172,004	29,229
Total FFELP Loans provisions for credit losses	—	(441)	—	(358)
Provisions for credit losses reported in consolidated statements of income	$148,718	$16,830	$172,004	$28,871

Provision for credit losses for the six months ended June 30, 2025 increased by $143 million, compared with the year-ago period. During the six months ended June 30, 2025, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $116 million in negative provisions recorded as a result of the $2.00 billion Private Education Loan sale during the first six months of 2025. In the year-ago period, the provision for credit losses was primarily affected by $236 million in negative provisions recorded as a result of the $3.69 billion Private Education Loan sales during the first six months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$7,093	0.03%	$134,398	0.55%
Total	$7,093	0.03%	$134,398	0.55%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$5,571	0.03%	$272,125	1.29%
Total	$5,571	0.03%	$272,125	1.29%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$13,195	0.05%	$265,624	1.09%
Total	$13,195	0.05%	$265,624	1.09%

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$9,005	0.04%	$504,366	2.39%
Total	$9,005	0.04%	$504,366	2.39%

The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended June 30,
2025		2024
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.87% to 4.32%	Added a weighted average 9.32 years to the life of loans Reduced average contractual rate from 12.29% to 3.98%	Reduced average contractual rate from 13.31% to 3.46%	Added a weighted average 9.32 years to the life of loans Reduced average contractual rate from 12.72% to 3.70%

Six Months Ended June 30,
2025		2024
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.98% to 4.35%.	Added a weighted average 9.35 years to the life of loans Reduced average contractual rate from 12.23% to 3.99%	Reduced average contractual rate from 13.25% to 3.62%	Added a weighted average 9.01 years to the life of loans Reduced average contractual rate from 12.66% to 3.71%
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $6.1 million as of June 30, 2025, representing 0.03 percent of the total Private Education Loan portfolio. This program added a weighted average of 6.9 years to the life of loans participating in the program. As of June 30, 2025, both the defaulted amount and amortized cost basis of loans that participated in this program that defaulted during the three and six months ended June 30, 2025 and were modified for borrowers experiencing financial difficulty during the twelve months prior to default were immaterial. Additionally, there were no loans modified during the twelve months ended June 30, 2025 and subsequently charged-off during the three and six months ended June 30, 2025.
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, starting in the quarter ended December 31, 2024, we changed our definition of payment default to be two missed consecutive post-modification payment obligations. As such, as reflected for the three and six months ended June 30, 2025 below, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Previously, as reflected for the three and six months ended June 30, 2024 in the tables below, defaulted amount represented the principal amount of modified loans at the time they became 60 days or more past due in the relevant period. Loans that were modified during the twelve months ended June 30, 2025 and subsequently charged-off during the three and six months ended June 30, 2025 are not included in the period-end amortized cost basis and had an amortized cost basis of $17.8 million and $32.2 million at the time of charge-off, respectively. The following tables do not include loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023, which are described earlier in this Note 4.

	Three Months Ended June 30,
	2025		2024
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$2,503	$2,222	$1,569	$1,592
Combination - Interest Rate Reduction and Term Extension	50,033	45,210	25,191	25,730
Total	$52,536	$47,432	$26,760	$27,322

	Six Months Ended June 30,
	2025		2024
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$3,887	$3,196	$2,290	$2,110
Combination - Interest Rate Reduction and Term Extension	79,426	66,964	37,838	37,524
Total	$83,313	$70,160	$40,128	$39,634

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified within the six months prior to June 30, 2025, the 12 months prior to June 30, 2025, and the 12 months prior to December 31, 2024, respectively.

	Six Months Ended June 30, 2025		Twelve Months Ended June 30, 2025		Twelve Months Ended December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis at June 30, 2025)(1):
Loan modifications in deferment(2)	$4,235		$26,438		$33,645
Loan modifications in repayment:
Loans current(3)(4)	167,602	61%	588,873	78%	826,007	83%
Loans delinquent 30-59 days(3)(4)	48,282	18%	73,440	10%	77,446	8%
Loans delinquent 60-89 days(3)(4)	27,306	10%	43,057	6%	43,484	4%
Loans 90 days or greater past due(3)(4)	31,394	11%	47,510	6%	54,473	5%
Total loan modifications in repayment	274,584	100%	752,880	100%	1,001,410	100%
Total Private Education Loan modifications	$278,819		$779,318		$1,035,055
(1) Loans that were modified during the twelve months ended June 30, 2025 and subsequently charged-off during the six months ended June 30, 2025 are excluded from the table and had an amortized cost basis of $32.2 million. Loans that were both modified and subsequently charged-off during the twelve months ended June 30, 2025 are excluded from the table and had an amortized cost basis of $57.1 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2024 are excluded from the table and had an amortized cost basis of $40.4 million. Additionally, loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are excluded from the table, but are discussed elsewhere in this note 4.
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

As of June 30, 2025 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	2020 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$1,313,131	$5,916,194	$3,569,964	$2,331,492	$1,555,331	$5,182,173	$19,868,285	88%
Without cosigner	162,694	578,613	496,325	385,827	277,340	756,733	2,657,532	12
Total	$1,475,825	$6,494,807	$4,066,289	$2,717,319	$1,832,671	$5,938,906	$22,525,817	100%

FICO at Origination Approval(2):
Less than 670	$78,534	$380,086	$308,242	$228,131	$141,381	$516,846	$1,653,220	7%
670-699	191,662	787,362	581,703	387,166	254,432	987,715	3,190,040	14
700-749	458,881	1,964,910	1,257,401	852,172	585,375	2,002,102	7,120,841	32
Greater than or equal to 750	746,748	3,362,449	1,918,943	1,249,850	851,483	2,432,243	10,561,716	47
Total	$1,475,825	$6,494,807	$4,066,289	$2,717,319	$1,832,671	$5,938,906	$22,525,817	100%

FICO Refreshed(2)(3):
Less than 670	$127,524	$649,610	$594,396	$454,577	$306,551	$1,017,940	$3,150,598	14%
670-699	194,160	804,699	523,161	336,709	213,209	647,881	2,719,819	12
700-749	445,089	1,833,277	1,103,764	708,585	473,632	1,506,496	6,070,843	27
Greater than or equal to 750	709,052	3,207,221	1,844,968	1,217,448	839,279	2,766,589	10,584,557	47
Total	$1,475,825	$6,494,807	$4,066,289	$2,717,319	$1,832,671	$5,938,906	$22,525,817	100%

Seasoning(4):
1-12 payments	$792,794	$3,294,401	$567,092	$385,899	$221,822	$375,717	$5,637,725	25%
13-24 payments	—	556,519	1,953,000	238,352	155,954	370,223	3,274,048	15
25-36 payments	—	—	299,832	1,307,229	152,753	450,441	2,210,255	10
37-48 payments	—	—	—	195,819	895,007	517,518	1,608,344	7
More than 48 payments	—	—	—	—	114,387	3,690,139	3,804,526	17
Not yet in repayment	683,031	2,643,887	1,246,365	590,020	292,748	534,868	5,990,919	26
Total	$1,475,825	$6,494,807	$4,066,289	$2,717,319	$1,832,671	$5,938,906	$22,525,817	100%

2025 Current period(5) gross charge-offs	$(159)	$(6,775)	$(33,921)	$(34,015)	$(25,311)	$(93,588)	$(193,769)
2025 Current period(5) recoveries	19	452	2,704	3,330	2,610	14,212	23,327
2025 Current period(5) net charge-offs	$(140)	$(6,323)	$(31,217)	$(30,685)	$(22,701)	$(79,376)	$(170,442)

Total accrued interest by origination approval vintage	$42,057	$424,303	$457,611	$302,033	$178,772	$297,168	$1,701,944

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second quarter 2025.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2025 through June 30, 2025.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of June 30, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Total

Loans in-school/grace/deferment(1)	$683,031	$2,643,887	$1,246,365	$590,020	$292,748	$534,868	$5,990,919
Loans in forbearance(2)	1,543	41,407	78,780	49,553	34,545	97,876	303,704
Loans in repayment:
Loans current	786,912	3,775,987	2,662,224	1,996,177	1,442,298	4,998,398	15,661,996
Loans delinquent 30-59 days(3)	3,191	22,276	41,083	41,173	31,247	161,146	300,116
Loans delinquent 60-89 days(3)	678	7,027	20,917	21,730	18,138	75,143	143,633
Loans 90 days or greater past due(3)	470	4,223	16,920	18,666	13,695	71,475	125,449
Total Private Education Loans in repayment	791,251	3,809,513	2,741,144	2,077,746	1,505,378	5,306,162	16,231,194
Total Private Education Loans, gross	1,475,825	6,494,807	4,066,289	2,717,319	1,832,671	5,938,906	22,525,817
Private Education Loans deferred origination costs and unamortized premium/(discount)	17,998	41,612	19,248	8,863	5,210	11,093	104,024
Total Private Education Loans	1,493,823	6,536,419	4,085,537	2,726,182	1,837,881	5,949,999	22,629,841
Private Education Loans allowance for losses	(74,440)	(345,981)	(285,183)	(212,178)	(136,200)	(415,527)	(1,469,509)
Private Education Loans, net	$1,419,383	$6,190,438	$3,800,354	$2,514,004	$1,701,681	$5,534,472	$21,160,332

Percentage of Private Education Loans in repayment	53.6%	58.7%	67.4%	76.5%	82.1%	89.3%	72.1%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	0.9%	2.9%	3.9%	4.2%	5.8%	3.5%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.1%	2.8%	2.3%	2.2%	1.8%	1.8%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

June 30, 2025	$1,701,944	$5,381	$12,694
December 31, 2024	$1,549,415	$6,420	$12,366
(1)At June 30, 2025 and December 31, 2024, $159 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.5 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

At June 30, 2025, we had $1.4 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2025		2024
Three Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$23,890	$584,140	$32,034	$673,492
Provision/New commitments - net(1)	56,529	1,459,626	47,160	1,317,770
Transfer - funded loans(2)	(27,878)	(685,603)	(29,715)	(690,869)
Ending Balance	$52,541	$1,358,163	$49,479	$1,300,393

	2025		2024
Six Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$84,568	$2,311,660	$112,962	$2,221,077
Provision/New commitments - net(1)	100,985	2,503,584	97,846	2,352,228
Transfer - funded loans(2)	(133,012)	(3,457,081)	(161,329)	(3,272,912)
Ending Balance	$52,541	$1,358,163	$49,479	$1,300,393
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

5. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both June 30, 2025 and December 31, 2024, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2024 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		June 30, 2025			December 31, 2024
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks	4.0	$6,040	$(2,894)	$3,146	$6,040	$(2,139)	$3,901
Customer relationships	4.6	8,920	(7,374)	1,546	8,920	(6,465)	2,455
Developed technology	3.5	2,590	(1,897)	693	2,590	(1,661)	929
Sallie.com domain	4.0	150	(26)	124	150	(6)	144
Total acquired intangible assets		$17,700	$(12,191)	$5,509	$17,700	$(10,271)	$7,429
(1) The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $2 million in the three and six months ended June 30, 2025, respectively, and approximately $1 million and $3 million in the three and six months ended June 30, 2024, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $4 million, $3 million, and $1 million in 2025, 2026, and 2027, respectively.

6. Deposits
The following table summarizes total deposits at June 30, 2025 and December 31, 2024.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,478,455	$21,066,752
Deposits - non-interest-bearing	3,497	1,816
Total deposits	$20,481,952	$21,068,568

Our total deposits of $20.5 billion were comprised of $8.6 billion in brokered deposits and $11.9 billion in retail and other deposits at June 30, 2025, compared to total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of June 30, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.2 billion and $7.0 billion of our deposit total as of June 30, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $2 million in the three months ended June 30, 2025 and 2024, respectively, and placement fee expense of $4 million and $5 million in the six months ended June 30, 2025 and 2024, respectively. There were no fees paid to third-party brokers related to brokered CDs for either the three or six months ended June 30, 2025 or the three or six months ended June 30, 2024.

Interest bearing deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,645,751	4.10%	$9,582,290	4.27%
Savings	1,039,300	3.83	944,034	4.02
Certificates of deposit	9,793,404	4.08	10,540,428	4.20
Deposits - interest bearing	$20,478,455		$21,066,752
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

6.	Deposits (Continued)
Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
One year or less	$5,774,547	$6,569,872
After one year to two years	2,181,946	2,074,849
After two years to three years	998,122	986,262
After three years to four years	128,105	189,421
After four years to five years	710,680	720,005
After five years	5	19
Total	$9,793,405	$10,540,428

As of June 30, 2025 and December 31, 2024, there were $541 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $82 million and $92 million at June 30, 2025 and December 31, 2024, respectively.

7. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Note 10, “Borrowings” in our 2024 Form 10-K. The following table summarizes our borrowings at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,356	$990,356	$—	$995,420	$995,420
Total unsecured borrowings	—	990,356	990,356	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,625,193	4,625,193	—	4,617,743	4,617,743
Variable-rate	—	795,429	795,429	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,420,622	5,420,622	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,420,622	5,420,622	—	5,444,925	5,444,925
Total	$—	$6,410,978	$6,410,978	$—	$6,440,345	$6,440,345

Short-term Borrowings
Secured Financings
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal; however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. At both June 30, 2025, and December 31, 2024, there were no outstanding short-term borrowings under the Secured Borrowing Facility.

Long-term Borrowings
Unsecured Financing Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030. At June 30, 2025, the outstanding balance was $493 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025. The Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.

7.	Borrowings (Continued)
Secured Financing Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2024 and in the six months ended June 30, 2025, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2024-C ABS Transaction	May 15, 2024	$733,644	$668,000	$667,888	SOFR plus 1.19%	5.36
2024-E ABS Transaction	August 14, 2024	944,645	868,000	867,743	SOFR plus 1.42%	5.17
2024-F ABS Transaction	November 6, 2024	732,445	680,000	679,981	SOFR plus 1.08%	5.09
Total 2024		$2,410,734	$2,216,000	$2,215,612

Loans encumbered at June 30, 2025, related to 2024 term ABS:		$2,216,829

2025-A ABS Transaction	May 7, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at June 30, 2025, related to 2025 term ABS:		$570,107

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.

Consolidated Funding Vehicles

We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of June 30, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,420,622	$5,420,622	$6,753,682	$163,759	$455,364	$7,372,805
Secured Borrowing Facility	—	—	—	—	—	2,772	2,772
Total	$—	$5,420,622	$5,420,622	$6,753,682	$163,759	$458,136	$7,375,577

As of December 31, 2024	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,705	$7,378,987
Secured Borrowing Facility	—	—	—	—	—	98	98
Total	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,803	$7,379,085

(1) Other assets, net primarily represents accrued interest receivable and payable.

7.	Borrowings (Continued)

Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. No unconsolidated Private Education Loan ABS transactions closed in the six months ended June 30, 2025.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$520,987	$47,154	$568,141	$571,795	$53,262	$625,057

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2025, nor in the year ended December 31, 2024.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2025, $566 million notional of our derivative contracts were cleared on the CME and $36 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.1 percent and 5.9 percent, respectively, of our total notional derivative contracts of $602 million at June 30, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2025 was $(11.6) million and $(0.3) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $2 million and $5 million, respectively.

8.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2025 and December 31, 2024, and their impact on earnings and other comprehensive income for the six months ended June 30, 2025 and June 30, 2024. Please refer to Note 11, “Derivative Financial Instruments” in our 2024 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)		2025	2024	2025	2024	2025	2024
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$2	$—	$2	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(55)	(19)	—	(21)	(55)	(40)
Total net derivatives		$(55)	$(19)	$2	$(21)	$(53)	$(40)

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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2025	2024	2025	2024
Gross position(1)	$2	$—	$(55)	$(40)
Impact of master netting agreement	(2)	—	2	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(53)	(40)
Cash collateral pledged(2)	2,103	4,879	—	—
Net position	$2,103	$4,879	$(53)	$(40)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Interest rate swaps	$595,040	$639,097	$6,520	$281,520	$601,560	$920,617
Net total notional	$595,040	$639,097	$6,520	$281,520	$601,560	$920,617

8.	Derivative Financial Instruments (Continued)
As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024

Deposits	$(6,221)	$(279,908)	$107	$1,420

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(189)	$(3,566)	$(1,600)	$(9,104)
Hedged items recorded in interest expense	(52)	(2,468)	(1,313)	(5,673)
Derivatives recorded in interest expense	54	2,480	1,327	5,709
Total	$(187)	$(3,554)	$(1,586)	$(9,068)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$5,843	$12,295	$11,762	$24,756
Total	$5,843	$12,295	$11,762	$24,756
Total	$5,656	$8,741	$10,176	$15,688

8.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

Amount of gain (loss) recognized in other comprehensive income (loss)	$891	$3,035	$1,009	$12,447
Less: amount of gain (loss) reclassified in interest expense	5,843	12,295	11,762	24,756
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(4,952)	$(9,260)	$(10,753)	$(12,309)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $11 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of June 30, 2025, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at June 30, 2025 and December 31, 2024, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $2 million and $5 million at June 30, 2025 and December 31, 2024, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

9. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2025	2024	2025	2024
Common stock repurchased under repurchase programs(1)	2,366,356	2,929,646	3,403,747	4,240,369
Average purchase price per share(2)	$29.46	$21.17	$29.52	$20.91
Shares repurchased related to employee stock-based compensation plans(3)	19,870	8,139	850,738	691,386
Average purchase price per share	$29.42	$21.02	$31.21	$19.92
Common shares issued(4)	128,761	123,311	2,353,571	2,049,231

(1) Common shares purchased under our share repurchase programs. There was $302 million of capacity remaining under the 2024 Share Repurchase Program at June 30, 2025.
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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2025 was $32.79.

Common Stock Dividend
In June 2025 and June 2024, we paid a common stock dividend of $0.13 and $0.11 per common share, respectively.

Share Repurchases
In January 2022, we announced a share repurchase program of up to $1.25 billion of common stock that expired in January 2024. In January 2024, we announced a new share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). The program expires in February 2026. We had $302 million of capacity remaining under the 2024 Share Repurchase Program at June 30, 2025.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended June 30, 2025 and 2024, we repurchased 2.4 million and 2.9 million shares, respectively, of our common stock at a total cost of $70 million and $62 million, respectively, and during the six months ended June 30, 2025 and 2024, we repurchased 3.4 million and 4.2 million shares, respectively, of our common stock at a total cost of $100 million and $89 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

10. Earnings per Common Share
Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$71,272	$251,993	$375,812	$541,924
Preferred stock dividends	3,972	4,628	7,928	9,281
Net income attributable to SLM Corporation common stock	$67,300	$247,365	$367,884	$532,643
Denominator:
Weighted average shares used to compute basic EPS	209,282	218,924	209,978	219,670
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,938	3,543	4,120	3,486
Weighted average shares used to compute diluted EPS	213,220	222,467	214,098	223,156

Basic earnings per common share	$0.32	$1.13	$1.75	$2.42

Diluted earnings per common share	$0.32	$1.11	$1.72	$2.39

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2) For both the three months ended June 30, 2025 and 2024, securities covering less than 1 million shares, and for both the six months ended June 30, 2025 and 2024, securities covering less than 1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2025, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2025				December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$2,446	$47,154	$49,600	$—	$—	$53,262	$53,262
Available-for-sale investments	—	1,648,409	2,247	1,650,656	—	1,930,537	2,689	1,933,226
Held for sale loans	—	—	—	—	—	—	—	—
Derivative instruments	—	2	—	2	—	—	—	—
Total	$—	$1,650,857	$49,401	$1,700,258	$—	$1,930,537	$55,951	$1,986,488

Liabilities:
Derivative instruments	$—	$(55)	$—	$(55)	$—	$(40)	$—	$(40)
Total	$—	$(55)	$—	$(55)	$—	$(40)	$—	$(40)

11.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Six Months Ended June 30,
	2025			2024
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$2,689	$53,262	$55,951	$—	$54,481	$54,481
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	11	(3,134)	(3,123)	8	4,233	4,241
Included in other comprehensive income	(14)	—	(14)	48	—	48
Settlements	(439)	(2,974)	(3,413)	3,051	1,759	4,810
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$2,247	$47,154	$49,401	$3,107	$60,473	$63,580

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$(14)	$—	$(14)	$48	$—	$48
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$(3,134)	$(3,134)	$—	$4,233	$4,233

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Interest Income - Investments	$11	$8
Gains (losses) on securities, net	(3,134)	4,233
Total	$(3,123)	$4,241

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of June 30, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$2,247	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Residual Interests	47,154	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Total	$49,401

11.	Fair Value Measurements (Continued)
The significant inputs detailed in the above table would be expected to have the following impacts to the valuations:
•A decrease in constant prepayment rate (“CPR”) would result in a longer weighted average life of the trust, resulting in a decrease to the valuation due to the delay in residual cash flows with the increased term. The opposite is true for an increase in the CPR.
•A decrease in the probability of defaults means increased principal receipts, resulting in an increase to the valuation due to the increase in residual cash flow.
•Conversely, an increase in the probability of defaults means decreased principal receipts, resulting in a decrease to the valuation due to the decrease in residual cash flow.

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,558,130	$21,160,332	$3,397,798	$24,110,381	$20,902,158	$3,208,223
Cash and cash equivalents	4,092,465	4,092,465	—	4,700,366	4,700,366	—
Trading investments	49,600	49,600	—	53,262	53,262	—
Available-for-sale investments	1,650,656	1,650,656	—	1,933,226	1,933,226	—
Accrued interest receivable	1,834,874	1,695,698	139,176	1,663,474	1,546,590	116,884
Derivative instruments	2	2	—	—	—	—
Total earning assets	$32,185,727	$28,648,753	$3,536,974	$32,460,709	$29,135,602	$3,325,107
Interest-bearing liabilities:
Money-market and savings accounts	$10,671,377	$10,685,051	$13,674	$10,503,731	$10,526,324	$22,593
Certificates of deposit	9,826,166	9,793,404	(32,762)	10,593,666	10,540,428	(53,238)
Long-term borrowings	6,294,874	6,410,978	116,104	6,323,384	6,440,345	116,961
Accrued interest payable	109,207	109,207	—	108,488	108,488	—
Derivative instruments	55	55	—	40	40	—
Total interest-bearing liabilities	$26,901,679	$26,998,695	$97,016	$27,529,309	$27,615,625	$86,316

Excess of net asset fair value over carrying value			$3,633,990			$3,411,423

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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel Ill regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank's capital requirements or the calculation of its capital ratios. It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the proposed rule.
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
The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2025 and December 31, 2024, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $69 million and $83 million, net of tax of $23 million and $27 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

12.	Regulatory Capital (Continued)

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,000,169	11.5%	$1,830,694	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,000,169	11.5%	$2,222,986	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,341,939	12.8%	$2,746,041	>	10.5%
Tier 1 Capital (to Average Assets)	$3,000,169	10.2%	$1,174,889	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both June 30, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $94 million and $194 million in dividends to the Company for the three and six months ended June 30, 2025, respectively, and $138 million and $298 million in dividends to the Company for the three and six months ended June 30, 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2025, we had $1.4 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. At June 30, 2025, we had a $53 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Non-interest expenses:
Compensation and benefits	$84,900	$85,261	$175,730	$181,737
Professional fees	41,814	34,555	62,128	58,748
Technology expenses	18,687	15,114	37,028	29,413
FDIC assessment fees	9,782	11,727	22,185	25,039
Other operating expenses	11,163	10,549	22,863	22,702
Total operating expenses	166,346	157,206	319,934	317,639
Acquired intangible assets impairment and amortization expense	898	1,394	1,919	2,609
Total non-interest expenses	$167,244	$158,600	$321,853	$320,248

15. Subsequent Event
2025 Securitization
On July 17, 2025, we closed a SMB Private Education Loan Trust 2025-B term ABS transaction (the “2025-B Transaction”), in which an unaffiliated third-party sold to the trust approximately $497 million of Private Education Loans that the third-party seller previously purchased from us in the first quarter of 2025. Sallie Mae Bank sponsored the 2025-B Transaction, is the servicer and administrator, and was the seller of an additional $26 million of Private Education Loans into the trust. The sale of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the 2025-B Transaction and we recorded approximately a $2 million gain on sale associated with this transaction. In connection with the 2025-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2025-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

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
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the control of the Company, which may cause actual results to be materially different from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the Company’s most recently filed Annual Report on Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; changes in laws, regulations, and supervisory expectations, especially in light of the goals of the Trump administration; our ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of our risk management framework and quantitative models; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; the societal, demographic, business, and legislative/regulatory impacts of pandemics, other public health crises, sever weather events, and/or natural disasters; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families, including changes as a result of new limits on, or reductions in, funding that certain educational institutions receive from the Federal government; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers, or any change related thereto; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayments on the loans owned by us; changes in general economic conditions, including as a result of the impact of tariffs or trade wars or other current initiatives of the Federal government, that may impact the demand for student loans and the risk of default of outstanding loans; our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.
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
Recent Developments
On July 4, 2025, H.R.1 (the “Bill”) was enacted into law. The Bill implements significant reforms to the federal student loan program, including:
•Limiting Parent PLUS loans to $20,000 per student, per year, with an aggregate, per student limit of $65,000;
•Eliminating Graduate PLUS loans, which previously allowed graduate students to borrow up to the full cost of attendance; and
•Limiting the amount graduate students can borrow to $20,500 per year with a $100,000 lifetime limit, and the amount professional graduate students can borrow to $50,000 per year with a $200,000 lifetime limit through the Unsubsidized Stafford loan program (these amounts are in addition to the amount borrowed for undergraduate education).
All federal student loan program changes are to be effective for new borrowers beginning July 1, 2026, and will not apply to borrowers who begin borrowing prior to that date.
We anticipate that these changes to the federal student loan program will present opportunities for a gradual and positive impact on our overall Private Student Loan originations volume in the coming years.
The Bill also provides for significant U.S. tax law changes and modifications including, but not limited to, reinstating and making permanent the ability to expense research and development costs. We are currently evaluating the tax impact of the Bill’s changes and modifications.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to SLM Corporation common stock	$67,300	$247,365	$367,884	$532,643
Diluted earnings per common share	$0.32	$1.11	$1.72	$2.39
Weighted average shares used to compute diluted earnings per common share	213,220	222,467	214,098	223,156
Return on Assets(1)	1.0%	3.6%	2.6%	3.8%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$21,160,332	$18,432,600	$21,160,332	$18,432,600
Ending FFELP Loans, net(2)	—	482,733	—	482,733
Ending total education loans, net	$21,160,332	$18,915,333	$21,160,332	$18,915,333

Average education loans	$22,561,636	$20,982,244	$22,738,295	$21,476,000

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.
(2) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold in the fourth quarter of 2024.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2025.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%	2025	2024	$	%
Interest income:
Loans	$598	$565	$33	6%	$1,196	$1,162	$34	3%
Investments	14	15	(1)	(7)	28	30	(2)	(7)
Cash and cash equivalents	45	61	(16)	(26)	88	113	(25)	(22)
Total interest income	657	641	16	2	1,313	1,305	7	1
Total interest expense	280	269	11	4	561	546	15	3
Net interest income	377	372	5	1	752	759	(7)	(1)
Less: provisions for credit losses	149	17	132	776	172	29	143	493
Net interest income after provisions for credit losses	228	355	(127)	(36)	580	730	(150)	(21)
Non-interest income:
Gains (losses) on sales of loans, net	—	112	(112)	(100)	188	255	(67)	(26)
Gains (losses) on securities, net	(3)	2	(5)	(250)	(13)	4	(17)	(425)
Other income	29	28	1	4	58	57	1	2
Total non-interest income	27	142	(116)	(82)	233	316	(83)	(26)
Non-interest expenses:
Total operating expenses	166	157	9	6	320	318	2	1
Acquired intangible assets amortization expense	1	1	—	—	2	3	(1)	(33)
Total non-interest expenses	167	159	9	6	322	320	2	1
Income before income tax expense	88	339	(251)	(74)	491	726	(235)	(32)
Income tax expense	16	87	(71)	(82)	115	184	(69)	(38)
Net income	71	252	(181)	(72)	376	542	(166)	(31)
Preferred stock dividends	4	5	(1)	(20)	8	9	(1)	(11)
Net income attributable to SLM Corporation common stock	$67	$247	$(180)	(73)%	$368	$533	$(165)	(31)%
Basic earnings per common share	$0.32	$1.13	$(0.81)	(72)%	$1.75	$2.42	$(0.67)	(28)%
Diluted earnings per common share	$0.32	$1.11	$(0.79)	(71)%	$1.72	$2.39	$(0.67)	(28)%
Declared dividends per common share	$0.13	$0.11	$0.02	18%	$0.26	$0.22	$0.04	18%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
For the three months ended June 30, 2025, net income attributable to common stock was $67 million, or $0.32 diluted earnings per common share, compared with net income attributable to common stock of $247 million, or $1.11 diluted earnings per common share, for the three months ended June 30, 2024.
The primary drivers of changes in net income for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income increased by $5 million in the current quarter compared with the year-ago quarter primarily due to a $2.1 billion increase in our average Private Education Loans, offset by a 5-basis point decrease in our net interest margin compared to the year-ago period. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because our cost of funds increased but the yields on our interest-earning assets were unchanged. Historically, the yields on interest-earning assets reprice more quickly than our cost of funds. As such, impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in a higher cost of funds in the current quarter compared with the year-ago quarter.
•Provision for credit losses in the current quarter was $149 million, compared with $17 million in the year-ago quarter. The year-over-year increase was primarily due to the $103 million negative provisions recorded in the year-ago period, resulting from the $1.59 billion Private Education Loan sale during the second quarter of 2024. Additionally, the increase was affected by new loan commitments, net of expired commitments, and changes in the economic outlook.
•There were no gains on sales of loans, net, in the current quarter, as no loans were sold in the second quarter of 2025. There were $112 million in gains on sales, net, in the year-ago quarter, as a result of the $1.59 billion in Private Education Loan sale that occurred in the second quarter of 2024.
•Gains (losses) on securities, net, were $3 million of losses in the current quarter compared with $2 million in gains in the year-ago quarter. The change year-over-year was due to the change in mark-to-fair value of our trading investments.
•Other income was $29 million in the second quarter of 2025, compared with $28 million in the year-ago quarter. Third-party servicing fees in the second quarter of 2025 increased $2 million compared to the year-ago quarter due to an additional $2.0 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans.
•Second quarter 2025 total operating expenses were $166 million, up from $157 million in the year-ago quarter. The increase in total operating expenses was primarily due to increased marketing spend offset by lower FDIC fees.
•During the second quarter of 2025, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•Second quarter 2025 income tax expense was $16 million, compared with $87 million income tax expense in the year-ago quarter. Our effective income tax rate decreased to 18.7 percent in the second quarter of 2025 from 25.6 percent in the year-ago quarter. The decrease in the effective rate for the second quarter of 2025 was primarily due to a decrease in state income taxes.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
For the six months ended June 30, 2025, net income attributable to common stock was $368 million, or $1.72 diluted earnings per common share, compared with net income attributable to common stock of $533 million, or $2.39 diluted earnings per common share, for the six months ended June 30, 2024.
The primary drivers of changes in net income for the first six months of 2025 compared with the first six months of 2024 are as follows:
•Net interest income decreased by $7 million in the first six months of 2025 compared with the year-ago period primarily due to a 14-basis point decrease in our net interest margin, offset by a $1.8 billion increase in our average Private Education Loans compared with the year-ago period. Our net interest margin decreased in the current period from the year-ago period primarily because the yields on our interest-earning assets decreased but our cost of funds increased. The yields on our interest-earning assets decreased due to the decline in the 30-day average SOFR compared to the year-ago period. Historically, the yields on interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in a higher cost of funds in the current period compared with the year-ago period.
•Provision for credit losses in the six months ended June 30, 2025 was $172 million, compared with $29 million in the year-ago period. During the first six months of 2025, the increase in the provision for credit losses was primarily due to $116 million in negative provisions resulting from the $2.00 billion Private Education Loan sale during the first six months of 2025 compared with $236 million in negative provisions resulting from the $3.69 billion Private Education Loan sales in the year-ago period. The increase was also affected by new loan commitments, net of expired commitments, and changes in the economic outlook. In the year-ago period, the provision for credit losses was primarily affected by negative provisions resulting from Private Education Loan sales during the first six months ended June 30, 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
•Gains (losses) on sales of loans, net, were $188 million in the six months ended June 30, 2025, as a result of the $2.00 billion Private Education Loan sale that occurred in the period. There were $255 million in gains (losses) on sales, net, in the year-ago period, as a result of the $3.69 billion in Private Education Loan sales that occurred in the first six months of 2024.
•Gains (losses) on securities, net, were $13 million of losses in the first six months of 2025 compared with $4 million in gains in the year-ago period. The change year-over-year was primarily due to an impairment recorded in the first quarter of 2025 on certain of our non-marketable equity securities, and the change in mark-to-fair value of our trading investments.
•Other income was $58 million in the first six months of 2025, compared with $57 million in the year-ago period. Third-party servicing fees in the first six months of 2025 increased $5 million compared to the year-ago period due to an additional $2.0 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans. The increase in third-party servicing fees was offset by a $3 million decrease in early withdrawal penalty fee income compared to the year-ago period, which was related to a health savings account provider that redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•First-half 2025 total operating expenses were $320 million, an increase from $318 million in the year-ago period. The increase in total operating expenses was primarily due to increased marketing spend and higher spending on strategic initiatives, offset by lower personnel costs and reduced FDIC fees.
•During the first six months of 2025, we recorded $2 million in amortization of acquired intangible assets, compared with $3 million in the year-ago period. The decrease was a result of an increase in amortization recorded on our customer relationships in the year-ago period in accordance with the accelerated amortization method, and the impairment write-down of the Scholly partner relationships intangible asset in the fourth quarter of 2024 which resulted in no amortization on that intangible asset in the current period.
•Income tax expense for the six months ended June 30, 2025 was $115 million, compared with $184 million in the year-ago period. Our effective income tax rate decreased to 23.4 percent in the first six months of 2025 from 25.4 percent in the year-ago period. The decrease in the effective rate for the first six months of 2025 was primarily due to a decrease in state income taxes.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,561,636	10.62%	$20,480,805	10.91%	$22,738,295	10.61%	$20,961,775	10.96%
FFELP Loans	—	—	501,439	7.73	—	—	514,225	7.48
Taxable securities	1,748,532	3.14	2,358,864	2.58	1,857,530	3.09	2,415,239	2.47
Cash and other short-term investments	4,179,153	4.38	4,562,433	5.40	4,073,333	4.38	4,247,212	5.39
Total interest-earning assets	28,489,321	9.25%	27,903,541	9.25%	28,669,158	9.23%	28,138,451	9.33%

Non-interest-earning assets	581,113		434,005		522,755		390,289

Total assets	$29,070,434		$28,337,546		$29,191,913		$28,528,740

Average Liabilities and Equity
Brokered deposits	$8,705,875	4.01%	$10,185,497	3.74%	$8,938,906	4.01%	$10,204,594	3.72%
Retail and other deposits	11,575,556	4.16	10,646,827	4.66	11,478,380	4.19	10,940,349	4.72
Other interest-bearing liabilities(1)	6,337,640	4.62	5,232,136	3.93	6,371,568	4.57	5,183,470	3.89
Total interest-bearing liabilities	26,619,071	4.22%	26,064,460	4.16%	26,788,854	4.22%	26,328,413	4.17%

Non-interest-bearing liabilities	62,740		57,563		69,262		92,409
Equity	2,388,623		2,215,523		2,333,797		2,107,918
Total liabilities and equity	$29,070,434		$28,337,546		$29,191,913		$28,528,740

Net interest margin		5.31%		5.36%		5.29%		5.43%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2025 vs. 2024
Interest income	$15,283	$21	$15,262
Interest expense	10,635	4,102	6,533
Net interest income	$4,648	$(4,151)	$8,799

Six Months Ended June 30, 2025 vs. 2024
Interest income	$7,815	$(12,952)	$20,767
Interest expense	15,213	7,130	8,083
Net interest income	$(7,398)	$(19,401)	$12,003

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	June 30, 2025	December 31, 2024
Total loan portfolio:
In-school(1)	$3,939,574	$4,397,127
Grace, repayment and other(2)	18,586,243	17,837,881
Total, gross	22,525,817	22,235,008
Deferred origination costs and unamortized premium/(discount)	104,024	103,070
Allowance for credit losses	(1,469,509)	(1,435,920)
Total loans held for investment portfolio, net	$21,160,332	$20,902,158

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025		2024		2025		2024
Private Education Loans	$22,561,636	100%	$20,480,805	98%	$22,738,295	100%	$20,961,775	98%
FFELP Loans(1)	—	—	501,439	2	—	—	514,225	2
Total portfolio	$22,561,636	100%	$20,982,244	100%	$22,738,295	100%	$21,476,000	100%
(1) FFELP Loans were transferred to loans held for sale during the third quarter of 2024 and subsequently sold in the fourth quarter of 2024.

Loans Held for Investment, Net — Activity

Three Months Ended June 30, 2025 (dollars in thousands)	Total Loans Held for Investment, net (Private Education Loans)
Beginning balance	$21,091,204
Acquisitions and originations:
Fixed-rate	571,759
Variable-rate	119,099
Total acquisitions and originations	690,858
Capitalized interest and deferred origination cost premium amortization	149,074
Loan consolidations to third parties	(208,472)
Allowance	(25,794)
Repayments and other	(536,538)
Ending balance	$21,160,332

Three Months Ended June 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,687,783	$513,006	$20,200,789
Acquisitions and originations:
Fixed-rate	671,156	—	671,156
Variable-rate	27,329	—	27,329
Total acquisitions and originations	698,485	—	698,485
Capitalized interest and deferred origination cost premium amortization	120,936	5,762	126,698
Sales	(1,471,925)	—	(1,471,925)
Loan consolidations to third parties	(175,138)	(24,223)	(199,361)
Allowance	79,839	567	80,406
Repayments and other	(507,380)	(12,379)	(519,759)
Ending balance	$18,432,600	$482,733	$18,915,333

Six Months Ended June 30, 2025 (dollars in thousands)	Total Loans Held for Investment, net (Private Education Loans)
Beginning balance	$20,902,158
Acquisitions and originations:
Fixed-rate	3,043,445
Variable-rate	430,749
Total acquisitions and originations	3,474,194
Capitalized interest and deferred origination cost premium amortization	261,290
Sales	(1,847,734)
Loan consolidations to third parties	(435,738)
Allowance	(33,589)
Repayments and other	(1,160,249)
Ending balance	$21,160,332

Six Months Ended June 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	3,146,725	—	3,146,725
Variable-rate	145,053	—	145,053
Total acquisitions and originations	3,291,778	—	3,291,778
Capitalized interest and deferred origination cost premium amortization	230,737	11,335	242,072
Sales	(3,430,920)	—	(3,430,920)
Loan consolidations to third parties	(375,177)	(38,103)	(413,280)
Allowance	69,513	607	70,120
Repayments and other	(1,125,624)	(25,170)	(1,150,794)
Ending balance	$18,432,600	$482,733	$18,915,333

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at June 30, 2025 increased by 10.3 percent compared with June 30, 2024, and now totals 40 percent of our Private Education Loans held for investment portfolio at June 30, 2025. The balance of loans held for investment in full principal and interest repayment status was affected in 2024 and in the first six months of 2025 by loan sales.
“Loan consolidations to third parties” for the three months ended June 30, 2025 total 2.4 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at June 30, 2025, or 1.0 percent of our total Private Education Loans held for investment portfolio at June 30, 2025, compared with the year-ago period of 2.3 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 1.0 percent of our total Private Education Loans held for investment portfolio, respectively. The small increase in consolidations compared to the year-ago period is primarily attributable to lower interest rates in 2025. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended June 30,
(Dollars in thousands)	2025	%	2024	%
Smart Option - interest only(1)	$96,941	14%	$96,741	14%
Smart Option - fixed pay(1)	223,639	33	225,552	33
Smart Option - deferred(1)	238,496	35	256,992	37
Graduate Loan(2)	126,526	18	111,631	16
Total Private Education Loan originations	$685,602	100%	$690,916	100%

Percentage of loans with a cosigner	84.0%		79.7%
Average FICO at approval(3)	754		752

	Six Months Ended June 30,
(Dollars in thousands)	2025	%	2024	%
Smart Option - interest only(1)	$634,836	18%	$576,991	18%
Smart Option - fixed pay(1)	1,142,651	33	1,087,229	33
Smart Option - deferred(1)	1,361,843	40	1,336,904	41
Graduate Loan(2)	317,750	9	271,862	8
Total Private Education Loan originations	$3,457,080	100%	$3,272,986	100%

Percentage of loans with a cosigner	91.6%		88.4%
Average FICO at approval(3)	753		749

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2024 Form 10-K for a further discussion.
(2) For the three months ended June 30, 2025, the Graduate Loan originations include $3.2 million of Smart Option Loans where the student was in a graduate status. For the three months ended June 30, 2024, the Graduate Loan originations include $6.6 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2025, the Graduate Loan originations include $11.9 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2024, the Graduate Loan originations include $18.3 million of Smart Option Loans where the student was in a graduate status.
(3) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Three Months Ended June 30, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,443,715	$1,345,431	$4,627	$1,350,058
Transfer from unfunded commitment liability(1)	27,878	29,715	—	29,715
Less:
Charge-offs	(106,866)	(91,042)	(126)	(91,168)
Plus:
Recoveries	12,593	11,377	—	11,377
Provisions for credit losses:
Provision, current period	92,189	72,862	(441)	72,421
Loan sale reduction to provision	—	(102,751)	—	(102,751)
Total provisions for credit losses(2)	92,189	(29,889)	(441)	(30,330)
Ending balance	$1,469,509	$1,265,592	$4,060	$1,269,652

Six Months Ended June 30, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,435,920	$1,335,105	$4,667	$1,339,772
Transfer from unfunded commitment liability(1)	133,012	161,329	—	161,329
Less:
Charge-offs	(193,769)	(184,916)	(249)	(185,165)
Plus:
Recoveries	23,327	22,691	—	22,691
Provisions for credit losses:
Provision, current period	187,478	167,338	(358)	166,980
Loan sale reduction to provision	(116,459)	(235,955)	—	(235,955)
Total provisions for credit losses(2)	71,019	(68,617)	(358)	(68,975)
Ending balance	$1,469,509	$1,265,592	$4,060	$1,269,652

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

Provision for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended June 30, (dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$92,189	$(29,889)
Provisions for unfunded loan commitments	56,529	47,160
Total Private Education Loan provisions for credit losses	148,718	17,271
Total FFELP Loans provisions for credit losses	—	(441)
Provisions for credit losses reported in consolidated statements of income	$148,718	$16,830

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Six Months Ended June 30, (dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$71,019	$(68,617)
Provisions for unfunded loan commitments	100,985	97,846
Total Private Education Loan provisions for credit losses	172,004	29,229
Total FFELP Loans provisions for credit losses	—	(358)
Provisions for credit losses reported in consolidated statements of income	$172,004	$28,871

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2025, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 40 percent of our total Private Education Loans held for investment portfolio at June 30, 2025, compared with 42 percent at June 30, 2024.
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

Private Education Loans Held for Investment	2025		2024
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,990,919		$5,128,758
Loans in forbearance(2)	303,704		259,192
Loans in repayment and percentage of each status:
Loans current	15,661,996	96.5%	13,756,538	96.7%
Loans delinquent 30-59 days(3)	300,116	1.8	224,445	1.5
Loans delinquent 60-89 days(3)	143,633	0.9	125,384	0.9
Loans 90 days or greater past due(3)	125,449	0.8	125,214	0.9
Total Private Education Loans in repayment	16,231,194	100.0%	14,231,581	100.0%
Total Private Education Loans, gross	22,525,817		19,619,531
Private Education Loans deferred origination costs and unamortized premium/(discount)	104,024		78,661
Total Private Education Loans	22,629,841		19,698,192
Private Education Loans allowance for losses	(1,469,509)		(1,265,592)
Private Education Loans, net	$21,160,332		$18,432,600
Percentage of loans in repayment		72.1%		72.5%
Delinquencies as a percentage of loans in repayment		3.5%		3.3%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		0.9%		0.8%
Percentage of loans in hardship and other forbearances(5)		0.9%		1.0%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $154 million and $115 million at June 30, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $150 million and $145 million at June 30, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.5 percent at June 30, 2025 from 3.3 percent at June 30, 2024. The increase in the delinquency metric is primarily attributable to changes and refinements to our loss mitigation programs in 2023 and 2024. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2024 Form 10-K.
The percentage of loans in an extended grace forbearance remained relatively consistent at 0.9 percent and 0.8 percent at June 30, 2025 and June 30, 2024, respectively. The percentage of loans in hardship and other forbearances also remained relatively consistent at 0.9 percent and 1.0 percent at June 30, 2025 and June 30, 2024, respectively.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for loan losses, beginning balance	$1,443,715	$1,345,431	$1,435,920	$1,335,105
Transfer from allowance for unfunded loan commitments(1)	27,878	29,715	133,012	161,329
Provisions:
Provision for current period	92,189	72,862	187,478	167,338
Loan sale reduction to provision	—	(102,751)	(116,459)	(235,955)
Total provisions(2)	92,189	(29,889)	71,019	(68,617)
Net charge-offs:
Charge-offs	(106,866)	(91,042)	(193,769)	(184,916)
Recoveries	12,593	11,377	23,327	22,691
Net charge-offs	(94,273)	(79,665)	(170,442)	(162,225)
Allowance for loan losses, ending balance	$1,469,509	$1,265,592	$1,469,509	$1,265,592
Allowance for unfunded loan commitments, beginning balance(1)	23,890	32,034	84,568	112,962
Provision(2)(3)	56,529	47,160	100,985	97,846
Transfer to allowance for loan losses	(27,878)	(29,715)	(133,012)	(161,329)
Allowance for unfunded loan commitments, ending balance(1)	52,541	49,479	52,541	49,479
Total allowance for credit losses, ending balance	$1,522,050	$1,315,071	$1,522,050	$1,315,071
Total Allowance Percentage of Private Education Loan Exposure(5)	5.95%	5.90%	5.95%	5.90%
Allowance for loan losses coverage of net charge-offs (annualized)	3.90	3.97	4.31	3.90
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.36%	2.19%	2.11%	2.17%
Delinquencies as a percentage of ending loans in repayment(4)	3.51%	3.34%	3.51%	3.34%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	1.84%	1.79%	1.84%	1.79%
Ending total loans, gross	$22,525,817	$19,619,531	$22,525,817	$19,619,531
Average loans in repayment(4)	$15,991,357	$14,543,669	$16,146,239	$14,977,567
Ending loans in repayment(4)	$16,231,194	$14,231,581	$16,231,194	$14,231,581
Unfunded loan commitments	$1,358,163	$1,300,393	$1,358,163	$1,300,393
Total accrued interest receivable	$1,701,944	$1,367,482	$1,701,944	$1,367,482
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

Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool
In recent years, we have made significant changes to our credit administration practices, enhancing our loss mitigation programs through both our forbearance and loan modification offerings. We adjust the terms of loans for certain borrowers when we believe such changes will help our borrowers manage their student loan obligations, achieve better student outcomes and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term and/or a short-term extended repayment or interest-only alternative.
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
Hardship forbearance may be granted in order to provide temporary payment relief to borrowers who are either current in their payments but demonstrate a need for relief, or who are delinquent in their payments but demonstrate an ability and willingness to repay their obligation. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period, for borrowers who were current when they entered forbearance or those who were delinquent but met specific payment requirements curing their delinquency, the borrower will enter repayment status as current. In all instances, the borrowers are expected to begin making scheduled monthly payments at the end of their forbearance periods. This strategy is aimed at assisting borrowers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans.
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
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2025, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 1.4 percent. At June 30, 2025, approximately 74 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of June 30, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,991	$5,991
Loans in forbearance	175	50	30	19	30	—	304
Loans in repayment - current	5,310	3,130	2,096	1,522	3,604	—	15,662
Loans in repayment - delinquent 30-59 days	76	51	44	36	93	—	300
Loans in repayment - delinquent 60-89 days	44	23	22	16	39	—	144
Loans in repayment - 90 days or greater past due	33	20	18	15	39	—	125
Total	$5,638	$3,274	$2,210	$1,608	$3,805	$5,991	22,526
Deferred origination costs and unamortized premium/(discount)							104
Allowance for credit losses							(1,470)
Total Private Education Loans, net							$21,160

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.06%	0.30%	0.18%	0.12%	0.18%	—%	1.84%

As of June 30, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,129	$5,129
Loans in forbearance	148	45	25	15	27	—	260
Loans in repayment - current	4,577	2,663	1,897	1,244	3,376	—	13,757
Loans in repayment - delinquent 30-59 days	50	41	36	25	72	—	224
Loans in repayment - delinquent 60-89 days	34	22	20	15	35	—	126
Loans in repayment - 90 days or greater past due	33	22	20	14	35	—	124
Total	$4,842	$2,793	$1,998	$1,313	$3,545	$5,129	19,620
Deferred origination costs and unamortized premium/(discount)							79
Allowance for credit losses							(1,266)
Total Private Education Loans, net							$18,433

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.02%	0.31%	0.17%	0.10%	0.19%	—%	1.79%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2025 and December 31, 2024.

As of June 30, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,300,875	$1,575,407	$354,912	$16,231,194
$ in total	$19,857,708	$2,227,516	$440,593	$22,525,817

As of December 31, 2024 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,273,952	$1,466,915	$365,884	$16,106,751
$ in total	$19,710,266	$2,067,468	$457,274	$22,235,008
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
June 30, 2025	$1,701,944	$5,381	$12,694
December 31, 2024	$1,549,415	$6,420	$12,366
June 30, 2024	$1,367,482	$6,602	$8,500
(1)The allowance for uncollectible interest at June 30, 2025 and 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at June 30, 2025 and 2024, relates to $159 million and $136 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.5 billion and $1.2 billion, at June 30, 2025 and 2024, respectively) is/was reserved in the allowance for credit losses.
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
At June 30, 2025 and December 31, 2024, our sources of liquidity included liquid investments with unrealized losses of $83.2 million and $105.8 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses as well as specific stresses that test the resiliency of our balance sheet. We hold a significant liquidity buffer of cash and liquid investments, which we expect to maintain through 2025. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2025	December 31, 2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$11,615	$3,745
Sallie Mae Bank(1)	4,080,850	4,696,621
Available-for-sale investments	1,129,669	1,361,431
Total unrestricted cash and liquid investments	$5,222,134	$6,061,797

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$11,476	$9,216	$8,151	$6,702
Sallie Mae Bank(1)	3,976,548	4,372,445	3,871,213	4,059,440
Available-for-sale investments	1,120,558	1,671,328	1,210,617	1,778,595
Total unrestricted cash and liquid investments	$5,108,582	$6,052,989	$5,089,981	$5,844,737
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at June 30, 2025 and December 31, 2024.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,478,455	$21,066,752
Deposits - non-interest-bearing	3,497	1,816
Total deposits	$20,481,952	$21,068,568

Our total deposits of $20.5 billion were comprised of $8.6 billion in brokered deposits and $11.9 billion in retail and other deposits at June 30, 2025, compared with total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of June 30, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.2 billion and $7.0 billion of our deposit total as of June 30, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $2 million in the three months ended June 30, 2025 and 2024, respectively and placement fee expense of $4 million and $5 million in the six months ended June 30, 2025 and 2024, respectively. There were no fees paid to third-party brokers related to brokered CDs for either the three or six months ended June 30, 2025 or the three or six months ended June 30, 2024.
Interest bearing deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,645,751	4.10%	$9,582,290	4.27%
Savings	1,039,300	3.83	944,034	4.02
Certificates of deposit	9,793,404	4.08	10,540,428	4.20
Deposits - interest bearing	$20,478,455		$21,066,752
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of June 30, 2025 and December 31, 2024, there were $541 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $82 million and $92 million at June 30, 2025 and December 31, 2024, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2025, $566 million notional of our derivative contracts were cleared on the CME and $36 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 94.1 percent and 5.9 percent, respectively, of our total notional derivative contracts of $602 million at June 30, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2025 was $(11.6) million and $(0.3) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $2 million and $5 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2025.

As of June 30, 2025 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$2,050
Exposure to counterparties with credit ratings, net of collateral	$2,050
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2025. As of June 30, 2025, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
In July 2023, the federal banking agencies proposed a rule to implement significant changes to the U.S. Basel Ill regulatory capital requirements. The proposed changes to the regulatory capital requirements generally would amend or introduce approaches and methodologies that would apply to banking organizations with total consolidated assets of $100 billion or more or to banking organizations with significant trading activity. The proposed rule therefore would not affect the Bank's capital requirements or the calculation of its capital ratios. It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the proposed rule.
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
The Bank’s required and actual regulatory capital amounts and ratios, including applicable capital conservation buffers, under U.S. Basel III are shown in the following table. The following capital amounts and ratios are based upon the Bank’s average assets and risk-weighted assets, as indicated. The Bank has elected to exclude accumulated other comprehensive income related to both available-for-sale investments and swap valuations from Common Equity Tier 1 Capital. At June 30, 2025 and December 31, 2024, the unrealized loss on available-for-sale investments included in other comprehensive income totaled $69 million and $83 million, net of tax of $23 million and $27 million, respectively. The capital ratios would remain above the well capitalized thresholds, including applicable capital conservation buffers, if the unrealized loss became fully recognized into capital.

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,000,169	11.5%	$1,830,694	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,000,169	11.5%	$2,222,986	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,341,939	12.8%	$2,746,041	>	10.5%
Tier 1 Capital (to Average Assets)	$3,000,169	10.2%	$1,174,889	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both June 30, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $94 million and $194 million in dividends to the Company for the three and six months ended June 30, 2025, respectively, and $138 million and $298 million in dividends to the Company for the three and six months ended June 30, 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2025 and December 31, 2024, respectively. For additional information, see Note 7, “Borrowings” in this Form 10-Q.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,356	$990,356	$—	$995,420	$995,420
Total unsecured borrowings	—	990,356	990,356	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,625,193	4,625,193	—	4,617,743	4,617,743
Variable-rate	—	795,429	795,429	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,420,622	5,420,622	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,420,622	5,420,622	—	5,444,925	5,444,925
Total	$—	$6,410,978	$6,410,978	$—	$6,440,345	$6,440,345
Short-term Borrowings
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal; however, we classify advances under our Secured Borrowing Facility as short-term borrowings because it is our intention to repay those advances within one year. At both June 30, 2025, and December 31, 2024, there were no outstanding short-term borrowings under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2025, nor in the year ended December 31, 2024.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2025, we had $1.4 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. At June 30, 2025, we had a $53 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
We obtain forecasts for our expected loss model from an external economic analyst who provides us with a range of economic forecasts and projected near-term growth scenarios with various likelihoods of occurrence. Management reviews and weighs the economic forecasts for each of these inputs to calculate our allowance for credit losses. Our forecasting process reflects management’s continuous review of forecasting assumptions and model inputs and is consistent with our internal governance, risk management framework and CECL methodologies. Management continues to review both the scenarios and their respective weightings each quarter in determining the allowance for credit losses. The most recent adjustment to scenario weightings occurred in the first quarter of 2025.
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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at June 30, 2025 and 2024, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for June 30, 2025 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure. Management is evaluating this trend to determine if, and when, further actions are necessary to manage EVE sensitivity.

	2025				2024
As of June 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-10.6%	-3.4%	+2.8%	+8.8%	-4.7%	-1.5%	+1.3%	+3.7%
EAR - Ramp	-6.1%	-1.9%	+1.7%	+5.2%	-2.5%	-0.8%	+0.7%	+1.9%
EVE	-24.5%	-8.1%	+7.5%	+22.4%	-24.3%	-8.4%	+8.6%	+25.8%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2025. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of June 30, 2025 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$414.0	$(414.0)
SOFR Rate	daily/weekly/monthly	5,041.6	4,927.6	114.0
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	—	—	—
Prime	monthly	0.2	—	0.2
Non-Discrete reset(2)	daily/weekly	4,303.4	3,600.4	703.0
Fixed-Rate(3)		20,257.7	20,409.8	(152.1)
Total		$29,602.9	$29,602.9	$—

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

The “Funding Gap” in the above table primarily shows mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.1 billion of stockholders’ equity and $0.3 billion of non-interest bearing liabilities. We consider the overall repricing risk to be low.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2025.

As of June 30, 2025 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.58
Cash and investments	1.38
Total earning assets	4.69

Deposits
Short-term deposits	0.58
Long-term deposits	2.15
Total deposits	0.81

Borrowings
Long-term borrowings	3.85
Total borrowings	3.85

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is set forth in the “Commitments, Contingencies and Guarantees” discussion in Note 13 to our consolidated financial statements included elsewhere in this Form 10-Q, which discussion is incorporated herein by reference in response to this Item.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2025.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2025	1,253,905	$26.63	1,239,311	$339,000
May 1 - May 31, 2025	485,754	$33.03	484,460	$323,000
June 1 - June 30, 2025	646,567	$32.29	642,585	$302,000
Total Second Quarter 2025	2,386,226	$29.46	2,366,356

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 19,870 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     As of June 30, 2025, there was $302 million in capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the second quarter of 2025, we repurchased 2.4 million shares under 10b5-1 trading plans. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2025 was $32.79.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the second quarter of 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2025.

10.2	Form of SLM Corporation 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2025).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: July 24, 2025