Form 10-Q
period 2025-09-30
SLM Corp
filed 2025-10-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2025, there were 203,038,649 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$3,539,341	$4,700,366
Investments:
Trading investments at fair value (cost of $38,668 and $41,715, respectively)	51,963	53,262
Available-for-sale investments at fair value (cost of $1,841,143 and $2,042,473, respectively)	1,775,784	1,933,226
Other investments	117,211	112,377
Total investments	1,944,958	2,098,865
Loans held for investment (net of allowance for losses of $1,526,104 and $1,435,920, respectively)	21,615,067	20,902,158
Restricted cash	193,143	173,894
Other interest-earning assets	838	4,880
Accrued interest receivable	1,690,102	1,546,590
Premises and equipment, net	119,286	119,354
Goodwill and acquired intangible assets, net	60,767	63,532
Income taxes receivable, net	405,082	425,625
Other assets	36,838	36,846
Total assets	$29,605,422	$30,072,110

Liabilities
Deposits	$20,012,108	$21,068,568
Long-term borrowings	6,838,995	6,440,345
Other liabilities	413,021	403,277
Total liabilities	27,264,124	27,912,190
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 443.2 million and 440.6 million shares issued, respectively	88,637	88,121
Additional paid-in capital	1,231,189	1,193,753
Accumulated other comprehensive loss (net of tax benefit of ($15,124) and ($21,209), respectively)	(45,167)	(65,861)
Retained earnings	4,531,160	4,114,446
Total SLM Corporation stockholders’ equity before treasury stock	6,056,889	5,581,529
Less: Common stock held in treasury at cost: 240.1 million and 230.2 million shares, respectively	(3,715,591)	(3,421,609)
Total equity	2,341,298	2,159,920
Total liabilities and equity	$29,605,422	$30,072,110

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans	$593,734	$565,046	$1,790,110	$1,726,991
Investments	14,955	16,299	43,411	45,945
Cash and cash equivalents	48,898	71,294	136,915	184,737
Total interest income	657,587	652,639	1,970,436	1,957,673
Interest expense:
Deposits	203,577	225,749	609,194	657,480
Interest expense on short-term borrowings	717	3,467	7,731	10,339
Interest expense on long-term borrowings	80,316	64,020	228,744	171,263
Total interest expense	284,610	293,236	845,669	839,082
Net interest income	372,977	359,403	1,124,767	1,118,591
Less: provisions for credit losses	179,462	271,465	351,466	300,336
Net interest income after provisions for credit losses	193,515	87,938	773,301	818,255
Non-interest income:
Gains (losses) on sales of loans, net	135,958	(31)	323,680	254,937
Gains (losses) on securities, net	4,876	(3,836)	(8,143)	385
Other income	31,868	28,390	89,985	85,164
Total non-interest income	172,702	24,523	405,522	340,486
Non-interest expenses:
Operating expenses:
Compensation and benefits	83,667	87,566	259,397	269,303
FDIC assessment fees	6,511	12,973	28,696	38,012
Other operating expenses	89,380	70,259	211,399	181,122
Total operating expenses	179,558	170,798	499,492	488,437
Acquired intangible assets amortization expense	846	1,225	2,765	3,834
Total non-interest expenses	180,404	172,023	502,257	492,271
Income (loss) before income tax expense (benefit)	185,813	(59,562)	676,566	666,470
Income tax expense (benefit)	49,963	(14,410)	164,904	169,698
Net income (loss)	135,850	(45,152)	511,662	496,772
Preferred stock dividends	3,994	4,648	11,922	13,929
Net income (loss) attributable to SLM Corporation common stock	$131,856	$(49,800)	$499,740	$482,843
Basic earnings (loss) per common share	$0.64	$(0.23)	$2.39	$2.21
Average common shares outstanding	207,144	214,873	209,023	218,059
Diluted earnings (loss) per common share	$0.63	$(0.23)	$2.35	$2.18
Average common and common equivalent shares outstanding	210,607	214,873	212,922	221,553
Declared dividends per common share	$0.13	$0.11	$0.39	$0.33

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$135,850	$(45,152)	$511,662	$496,772
Other comprehensive income (loss):
Unrealized gains (losses) on investments	26,455	53,748	43,075	61,150
Unrealized gains (losses) on cash flow hedges	(5,543)	(16,110)	(16,296)	(28,419)
Total unrealized gains (losses)	20,912	37,638	26,779	32,731
Income tax (expense) benefit	(5,246)	(9,168)	(6,085)	(7,966)
Other comprehensive income (loss), net of tax (expense) benefit	15,666	28,470	20,694	24,765
Total comprehensive income (loss)	$151,516	$(16,682)	$532,356	$521,537

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2024	2,510,696	440,279,647	(222,818,287)	217,461,360	$251,070	$88,056	$1,173,735	$(78,809)	$4,107,980	$(3,258,794)	$2,283,238
Net loss	—	—	—	—	—	—	—	—	(45,152)	—	(45,152)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	28,470	—	—	28,470
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(16,682)
Cash dividends declared:
Common stock ($0.11 per share)	—	—	—	—	—	—	—	—	(23,529)	—	(23,529)
Preferred Stock, Series B ($1.85 per share)	—	—	—	—	—	—	—	—	(4,648)	—	(4,648)
Issuance of common shares	—	249,049	—	249,049	—	50	3,078	—	(11)	—	3,117
Stock-based compensation expense	—	—	—	—	—	—	8,374	—	—	—	8,374
Common stock repurchased	—	—	(5,345,026)	(5,345,026)	—	—	—	—	—	(115,338)	(115,338)
Shares repurchased related to employee stock-based compensation plans	—	—	(34,916)	(34,916)	—	—	—	—	—	(782)	(782)
Balance at September 30, 2024	2,510,696	440,528,696	(228,198,229)	212,330,467	$251,070	$88,106	$1,185,187	$(50,339)	$4,034,640	$(3,374,914)	$2,133,750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987
Net income	—	—	—	—	—	—	—	—	135,850	—	135,850
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	15,666	—	—	15,666
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	151,516
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(26,901)	—	(26,901)
Preferred Stock, Series B ($1.59 per share)	—	—	—	—	—	—	—	—	(3,994)	—	(3,994)
Issuance of common shares	—	222,665	—	222,665	—	45	3,673	—	(17)	—	3,701
Stock-based compensation expense	—	—	—	—	—	—	8,936	—	—	—	8,936
Common stock repurchased	—	—	(5,631,834)	(5,631,834)	—	—	—	—	—	(165,866)	(165,866)
Shares repurchased related to employee stock-based compensation plans	—	—	(33,562)	(33,562)	—	—	—	—	—	(1,081)	(1,081)
Balance at September 30, 2025	2,510,696	443,181,031	(240,142,382)	203,038,649	$251,070	$88,637	$1,231,189	$(45,167)	$4,531,160	$(3,715,591)	$2,341,298

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	496,772	—	496,772
Other comprehensive income, net of tax	—	—	—	—	—	—	—	24,765	—	—	24,765
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	521,537
Cash dividends declared:
Common stock ($0.33 per share)	—	—	—	—	—	—	—	—	(71,834)	—	(71,834)
Preferred Stock, Series B ($5.55 per share)	—	—	—	—	—	—	—	—	(13,929)	—	(13,929)
Issuance of common shares	—	2,298,280	—	2,298,280	—	459	4,757	—	(1,228)	—	3,988
Stock-based compensation expense	—	—	—	—	—	—	31,741	—	—	—	31,741
Common stock repurchased	—	—	(9,585,395)	(9,585,395)	—	—	—	—	—	(203,996)	(203,996)
Shares repurchased related to employee stock-based compensation plans	—	—	(726,302)	(726,302)	—	—	—	—	—	(14,554)	(14,554)
Balance at September 30, 2024	2,510,696	440,528,696	(228,198,229)	212,330,467	$251,070	$88,106	$1,185,187	$(50,339)	$4,034,640	$(3,374,914)	$2,133,750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	511,662	—	511,662
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,694	—	—	20,694
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	532,356
Cash dividends declared:
Common stock ($0.39 per share)	—	—	—	—	—	—	—	—	(81,520)	—	(81,520)
Preferred Stock, Series B ($4.75 per share)	—	—	—	—	—	—	—	—	(11,922)	—	(11,922)
Issuance of common shares	—	2,576,236		2,576,236	—	516	5,893	—	(1,506)	—	4,903
Stock-based compensation expense	—	—	—	—	—	—	31,543	—	—	—	31,543
Common stock repurchased	—	—	(9,035,581)	(9,035,581)	—	—	—	—	—	(266,346)	(266,346)
Shares repurchased related to employee stock-based compensation plans	—	—	(884,300)	(884,300)	—	—	—	—	—	(27,636)	(27,636)
Balance at September 30, 2025	2,510,696	443,181,031	(240,142,382)	203,038,649	$251,070	$88,637	$1,231,189	$(45,167)	$4,531,160	$(3,715,591)	$2,341,298

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Operating activities
Net income	$511,662	$496,772
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	351,466	300,336
Income tax expense	164,904	169,698
Amortization of brokered deposit placement fee	6,230	8,101
Amortization of Secured Borrowing Facility upfront fee	1,913	1,762
Amortization of deferred loan origination costs and loan premium/(discounts), net	11,161	9,203
Net amortization of discount on investments	(497)	(1,480)
Depreciation of premises and equipment	11,953	13,489
Acquired intangible assets amortization expense	2,765	3,834
Stock-based compensation expense	31,543	31,741
Unrealized (gains) losses on derivatives and hedging activities, net	(4)	62
Gains on sales of loans, net	(323,680)	(254,937)
Losses (gains) on securities, net	8,143	(385)
Other adjustments to net income, net	11,000	8,856
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(887,045)	(829,087)
Decrease in trading investments	1,634	—
Increase in non-marketable securities	(509)	(10,553)
Decrease in other interest-earning assets	4,042	3,409
Increase in other assets	(37,362)	(41,899)
Decrease in income taxes payable, net	(141,806)	(234,743)
Decrease in accrued interest payable	(31,360)	(6,121)
Decrease in other liabilities	(30,270)	(1,992)
Total adjustments	(845,779)	(830,706)
Total net cash used in operating activities	(334,117)	(333,934)
Investing activities
Loans acquired and originated	(6,430,903)	(6,071,409)
Net proceeds from sales of loans held for investment and loans held for sale	4,168,714	3,761,691
Proceeds from FFELP Loan claim payments	—	27,579
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	2,132,718	2,021,627
Purchases of available-for-sale securities	(70,262)	(76,963)
Proceeds from sales and maturities of available-for-sale securities	407,881	744,798
Total net cash provided by investing activities	208,148	407,323
Financing activities
Brokered deposit placement fee	(3,615)	(5,906)
Net (decrease) increase in certificates of deposit	(1,249,292)	508,686
Net increase (decrease) in other deposits	188,886	(727,932)
Issuance costs for collateralized borrowings	(42)	—
Borrowings collateralized by loans in securitization trusts - issued	536,610	1,529,461
Borrowings collateralized by loans in securitization trusts - repaid	(838,985)	(727,688)
Issuance costs for unsecured debt offering	(1,942)	—
Unsecured debt issued	493,885	—
Unsecured debt repaid	(500,000)	—
Borrowings under Secured Borrowing Facility	700,000	—
Fees paid on Secured Borrowing Facility	(2,951)	(2,333)
Common stock dividends paid	(81,520)	(71,834)
Preferred stock dividends paid	(11,922)	(13,929)
Common stock repurchased	(244,919)	(200,898)
Total net cash (used in) provided by financing activities	(1,015,807)	287,627

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,141,776)	361,016
Cash, cash equivalents and restricted cash at beginning of period	4,874,260	4,299,507
Cash, cash equivalents and restricted cash at end of period	$3,732,484	$4,660,523
Cash disbursements made for:
Interest	$857,970	$824,375
Income taxes paid	$147,036	$235,675
Income taxes refunded	$(5,561)	$(1,251)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,539,341	$4,489,539
Restricted cash	193,143	170,984
Total cash, cash equivalents and restricted cash	$3,732,484	$4,660,523
Supplemental non-cash investment activities:
Accrued interest capitalized during the period	$391,576	$360,142
Trading investments received in consideration for loans sold	$1,362	$5,218
Available-for-sale investments received in consideration for loans sold	$131,384	$210,371

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
To estimate the future expected cash flows, we use statistical loan-level models that consider life of loan expectations for defaults, prepayments, recoveries, and any other qualitative adjustments deemed necessary, to determine the adequacy of the allowance at each balance sheet date. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of those cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for credit losses. Entities that measure credit losses based on the present value of expected future cash flows are permitted to report the entire change in present value as credit loss expense but may alternatively report the change in present value due to the passage of time as interest income. We have elected to report the entire change in present value as credit loss expense.
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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. Additionally, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Other than the inclusion of additional disclosures, we do not expect the amendment to have a material impact to our consolidated financial statements.
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

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At September 30, 2025 and December 31, 2024, we had $52 million and $53 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of September 30, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$550,645	$—	$1,796	$(56,821)	$495,620
Utah Housing Corporation bonds	2,490	—	—	(350)	2,140
U.S. government-sponsored enterprises and Treasuries	648,861	—	—	(14,283)	634,578
Other securities	639,147	—	12,785	(8,486)	643,446
Total	$1,841,143	$—	$14,581	$(79,940)	$1,775,784

As of December 31, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$516,358	$—	$205	$(73,235)	$443,328
Utah Housing Corporation bonds	2,849	—	—	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	948,009	—	—	(32,265)	915,744
Other securities	575,257	—	8,633	(12,095)	571,795
Total	$2,042,473	$—	$8,838	$(118,085)	$1,933,226

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2025:
Mortgage-backed securities	$(54)	$24,443	$(56,767)	$296,952	$(56,821)	$321,395
Utah Housing Corporation bonds	—	—	(350)	2,140	(350)	2,140
U.S. government-sponsored enterprises and Treasuries	—	—	(14,283)	634,578	(14,283)	634,578
Other securities	(92)	21,628	(8,394)	128,021	(8,486)	149,649
Total	$(146)	$46,071	$(79,794)	$1,061,691	$(79,940)	$1,107,762

As of December 31, 2024:
Mortgage-backed securities	$(2,723)	$137,585	$(70,512)	$290,257	$(73,235)	$427,842
Utah Housing Corporation bonds	—	—	(490)	2,359	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	—	—	(32,265)	915,744	(32,265)	915,744
Other securities	(74)	11,579	(12,021)	182,215	(12,095)	193,794
Total	$(2,797)	$149,164	$(115,288)	$1,390,575	$(118,085)	$1,539,739

At September 30, 2025 and December 31, 2024, 196 of 295 and 236 of 278, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of September 30, 2025, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of September 30, 2025 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$549,540	$536,223
2027	99,322	98,356
2038	63	64
2039	521	516
2042	1,850	1,618
2043	3,542	3,214
2044	3,958	3,645
2045	4,268	3,840
2046	6,590	5,840
2047	6,078	5,425
2048	1,659	1,502
2049	13,829	12,379
2050	95,952	77,149
2051	136,536	108,674
2052	52,155	46,496
2053	295,220	296,378
2054	127,043	123,903
2055	233,104	234,952
2056	175,781	180,369
2058	34,132	35,241
Total	$1,841,143	$1,775,784

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $646 million and $610 million par value of securities pledged to this borrowing facility at September 30, 2025 and December 31, 2024, respectively, as discussed further in Note 7, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the third quarter of 2024, we funded a new investment in non-marketable securities of an issuer whose securities we had not previously purchased. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of September 30, 2025 and December 31, 2024, our total investment in non-marketable securities was $12 million and $24 million, respectively.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $99 million at September 30, 2025 and $82 million at December 31, 2024. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $43 million at September 30, 2025 and $30 million at December 31, 2024.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at September 30, 2025 and $13 million at December 31, 2024. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of September 30, 2025. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government. Private Education Loans do not include loans insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). During the third quarter of 2024, we transferred our then-remaining FFELP Loan portfolio to loans held for sale and subsequently sold the FFELP Loan portfolio to an unaffiliated third party during the fourth quarter of 2024.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR. As of September 30, 2025 and December 31, 2024, 21 percent and 23 percent, respectively, of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented. We did not sell any Private Education Loans in the three months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions)	2025	2025	2024
Loan principal	$1,769	$3,609	$3,418
Capitalized interest	167	330	274
Total Private Education Loans sold	$1,936	$3,939	$3,692

Gain on sale of loans, net	$136	$324	$255
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

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Loans Held for Investment, net:
Fixed-rate	$18,112,352	$17,093,382
Variable-rate	4,917,647	5,141,626
Total Private Education Loans, gross	23,029,999	22,235,008
Deferred origination costs and unamortized premium/(discount)	111,172	103,070
Allowance for credit losses	(1,526,104)	(1,435,920)
Loans held for investment, net	$21,615,067	$20,902,158
The estimated weighted average life of education loans in our portfolio was approximately 5.6 years at both September 30, 2025 and December 31, 2024.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2025		2024
Three Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,263,445	10.58%	$20,497,173	10.79%
Total portfolio	$22,263,445		$20,497,173

	2025		2024
Nine Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,578,272	10.60%	$20,805,777	10.90%
Total portfolio	$22,578,272		$20,805,777

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
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,469,509
Transfer from allowance for unfunded loan commitments	109,422
Provisions:
Provision for current period	143,498
Loan sale reduction to provision	(118,794)
Total provisions(1)	24,704
Net charge-offs:
Charge-offs	(91,072)
Recoveries	13,541
Net charge-offs	(77,531)
Allowance for loan losses, ending balance	$1,526,104
Allowance for unfunded loan commitments, beginning balance(2)	52,541
Provision(1)(3)	154,758
Transfer to allowance for loan losses	(109,422)
Allowance for unfunded loan commitments, ending balance(2)	97,877
Total allowance for credit losses, ending balance	$1,623,981
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.95%
Allowance for loan losses coverage of net charge-offs (annualized)	4.92
Total Allowance Percentage of Private Education Loan Exposure(5)	5.93%
Ending total loans, gross	$23,029,999
Average loans in repayment(4)	$15,870,798
Ending loans in repayment(4)	$16,292,470
Unfunded loan commitments	$2,673,369
Total accrued interest receivable	$1,693,268
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended September 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,060	$1,265,592	$1,269,652
Transfer from allowance for unfunded loan commitments	—	115,421	115,421
Provisions:
Provision for current period	4,368	109,196	113,564
Total provisions(1)	4,368	109,196	113,564
Net charge-offs:
Charge-offs	(131)	(87,737)	(87,868)
Recoveries	—	11,149	11,149
Net charge-offs	(131)	(76,588)	(76,719)
Write-downs arising from transfer of loans to held for sale(2)	(8,297)	—	(8,297)
Allowance for loan losses, ending balance	$—	$1,413,621	$1,413,621
Allowance for unfunded loan commitments, beginning balance(3)	—	49,479	49,479
Provision(1)(4)	—	157,901	157,901
Transfer to allowance for loan losses	—	(115,421)	(115,421)
Allowance for unfunded loan commitments, ending balance(3)	—	91,959	91,959
Total allowance for credit losses, ending balance	$—	$1,505,580	$1,505,580
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	—%	2.08%
Allowance for loan losses coverage of net charge-offs (annualized)	—	4.61
Total Allowance Percentage of Private Education Loan Exposure(6)	—%	5.84%
Ending total loans, gross	$—	$21,777,466
Average loans in repayment(5)	$—	$14,708,205
Ending loans in repayment(5)	$—	$15,360,255
Unfunded loan commitments	$—	$2,476,785
Total accrued interest receivable	$—	$1,529,814
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
(6) The Total Allowance Percentage of Private Education Loan Exposure is the total allowance for credit losses as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable on Private Education Loans.

l

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Nine Months Ended September 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	242,434
Provisions:
Provision for current period	330,976
Loan sale reduction to provision	(235,253)
Total provisions(1)	95,723
Net charge-offs:
Charge-offs	(284,841)
Recoveries	36,868
Net charge-offs	(247,973)
Allowance for loan losses, ending balance	$1,526,104
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	255,743
Transfer to allowance for loan losses	(242,434)
Allowance for unfunded loan commitments, ending balance(2)	97,877
Total allowance for credit losses, ending balance	$1,623,981
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.06%
Allowance for loan losses coverage of net charge-offs (annualized)	4.62
Total Allowance Percentage of Private Education Loan Exposure(5)	5.93%
Ending total loans, gross	$23,029,999
Average loans in repayment(4)	$16,027,567
Ending loans in repayment(4)	$16,292,470
Unfunded loan commitments	$2,673,369
Total accrued interest receivable	$1,693,268
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

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Nine Months Ended September 30, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from allowance for unfunded loan commitments	—	276,750	276,750
Provisions:
Provision for current period	4,010	276,534	280,544
Loan sale reduction to provision	—	(235,955)	(235,955)
Total provisions(1)	4,010	40,579	44,589
Net charge-offs:
Charge-offs	(380)	(272,653)	(273,033)
Recoveries	—	33,840	33,840
Net charge-offs	(380)	(238,813)	(239,193)
Write-downs arising from transfer of loans to held for sale(2)	(8,297)	—	(8,297)
Allowance for loan losses, ending balance	$—	$1,413,621	$1,413,621
Allowance for unfunded loan commitments, beginning balance(3)	—	112,962	112,962
Provision(1)(4)	—	255,747	255,747
Transfer to allowance for loan losses	—	(276,750)	(276,750)
Allowance for unfunded loan commitments, ending balance(3)	—	91,959	91,959
Total allowance for credit losses, ending balance	$—	$1,505,580	$1,505,580
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	—%	2.13%
Allowance for loan losses coverage of net charge-offs (annualized)	—	4.44
Total Allowance Percentage of Private Education Loan Exposure(6)	—%	5.84%
Ending total loans, gross	$—	$21,777,466
Average loans in repayment(5)	$—	$14,944,421
Ending loans in repayment(5)	$—	$15,360,255
Unfunded loan commitments	$—	$2,476,785
Total accrued interest receivable	$—	$1,529,814
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
(6) The Total Allowance Percentage of Private Education Loan Exposure is the total allowance for credit losses as a percentage of ending total loans plus unfunded loan commitments and total accrued interest receivable on Private Education Loans.

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$24,704	$109,196	$95,723	$40,579
Provisions for unfunded loan commitments	154,758	157,901	255,743	255,747
Total Private Education Loan provisions for credit losses	179,462	267,097	351,466	296,326
Total FFELP Loans provisions for credit losses	—	4,368	—	4,010
Provisions for credit losses reported in consolidated statements of income	$179,462	$271,465	$351,466	$300,336

Provision for credit losses for the nine months ended September 30, 2025 increased by $51 million, compared with the year-ago period. During the nine months ended September 30, 2025, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $235 million in negative provisions recorded as a result of the $3.94 billion Private Education Loan sales during the first nine months of 2025. In the year-ago period, the provision for credit losses was primarily affected by $236 million in negative provisions recorded as a result of the $3.69 billion Private Education Loan sales during the first nine months of 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$6,866	0.03%	$142,208	0.57%
Total	$6,866	0.03%	$142,208	0.57%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$21,159	0.09%	$449,484	1.92%
Total	$21,159	0.09%	$449,484	1.92%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$18,272	0.07%	$379,091	1.53%
Total	$18,272	0.07%	$379,091	1.53%

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$28,633	0.12%	$937,723	4.01%
Total	$28,633	0.12%	$937,723	4.01%

The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended September 30,
2025		2024
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.44% to 4.46%	Added a weighted average 9.33 years to the life of loans Reduced average contractual rate from 12.41% to 4.23%	Reduced average contractual rate from 13.16% to 3.59%	Added a weighted average 9.42 years to the life of loans Reduced average contractual rate from 12.58% to 3.51%

Nine Months Ended September 30,
2025		2024
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.77% to 4.39%	Added a weighted average 9.39 years to the life of loans Reduced average contractual rate from 12.32% to 4.08%	Reduced average contractual rate from 13.18% to 3.59%	Added a weighted average 9.21 years to the life of loans Reduced average contractual rate from 12.69% to 3.60%
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
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of this program totaled $5.8 million as of September 30, 2025, representing 0.02 percent of the total Private Education Loan portfolio. This program added a weighted average of 7.0 years to the life of loans participating in the program. As of September 30, 2025, both the defaulted amount and amortized cost basis of loans that participated in this program that defaulted during the three and nine months ended September 30, 2025 and were modified for borrowers experiencing financial difficulty during the twelve months prior to default were immaterial. Additionally, there were no loans modified during the twelve months ended September 30, 2025 and subsequently charged-off during the three and nine months ended September 30, 2025.
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, starting in the quarter ended December 31, 2024, we changed our definition of payment default to be two missed consecutive post-modification payment obligations. As such, as reflected for the three and nine months ended September 30, 2025 below, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Previously, as reflected for the three and nine months ended September 30, 2024 in the tables below, defaulted amount represented the principal amount of modified loans at the time they became 60 days or more past due in the relevant period. Loans that were modified during the twelve months ended September 30, 2025 and subsequently charged-off during the three and nine months ended September 30, 2025 are not included in the period-end amortized cost basis and had an amortized cost basis of $12.1 million and $31.1 million at the time of charge-off, respectively. The following tables do not include loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023, which are described earlier in this Note 4.

	Three Months Ended September 30,
	2025		2024
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$2,839	$2,702	$4,635	$4,541
Combination - Interest Rate Reduction and Term Extension	44,355	40,766	83,087	82,428
Total	$47,194	$43,468	$87,722	$86,969

	Nine Months Ended September 30,
	2025		2024
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$5,664	$4,615	$5,657	$5,904
Combination - Interest Rate Reduction and Term Extension	104,031	82,439	115,375	117,223
Total	$109,695	$87,054	$121,032	$123,127

4.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified within the nine months prior to September 30, 2025, the 12 months prior to September 30, 2025, and the 12 months prior to December 31, 2024, respectively.

	Nine Months Ended September 30, 2025		Twelve Months Ended September 30, 2025		Twelve Months Ended December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis at September 30, 2025)(1):
Loan modifications in deferment(2)	$11,871		$16,723		$33,645
Loan modifications in repayment:
Loans current(3)(4)	245,827	64%	321,832	68%	826,007	83%
Loans delinquent 30-59 days(3)(4)	68,363	18%	74,084	15%	77,446	8%
Loans delinquent 60-89 days(3)(4)	37,704	10%	41,731	9%	43,484	4%
Loans 90 days or greater past due(3)(4)	33,598	8%	38,025	8%	54,473	5%
Total loan modifications in repayment	385,492	100%	475,672	100%	1,001,410	100%
Total Private Education Loan modifications	$397,363		$492,395		$1,035,055
(1) Loans that were modified during the twelve months ended September 30, 2025 and subsequently charged-off during the nine months ended September 30, 2025 are excluded from the table and had an amortized cost basis of $31.1 million. Loans that were both modified and subsequently charged-off during the twelve months ended September 30, 2025 are excluded from the table and had an amortized cost basis of $34.4 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2024 are excluded from the table and had an amortized cost basis of $40.4 million. Additionally, loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are excluded from the table, but are discussed elsewhere in this note 4.
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

As of September 30, 2025 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	2020 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$4,001,023	$5,382,558	$2,711,357	$2,069,418	$1,433,282	$4,870,814	$20,468,452	89%
Without cosigner	308,405	518,511	408,719	350,007	260,573	715,332	2,561,547	11
Total	$4,309,428	$5,901,069	$3,120,076	$2,419,425	$1,693,855	$5,586,146	$23,029,999	100%

FICO at Origination Approval(2):
Less than 670	$264,423	$344,011	$242,250	$205,864	$132,056	$488,605	$1,677,209	7%
670-699	526,201	708,826	447,327	345,558	236,629	931,168	3,195,709	14
700-749	1,249,988	1,784,529	966,814	759,111	542,008	1,888,189	7,190,639	31
Greater than or equal to 750	2,268,816	3,063,703	1,463,685	1,108,892	783,162	2,278,184	10,966,442	48
Total	$4,309,428	$5,901,069	$3,120,076	$2,419,425	$1,693,855	$5,586,146	$23,029,999	100%

FICO Refreshed(2)(3):
Less than 670	$379,852	$586,745	$487,553	$418,343	$302,527	$1,006,868	$3,181,888	14%
670-699	545,190	736,125	400,707	293,152	190,845	596,397	2,762,416	12
700-749	1,228,178	1,663,421	832,914	629,965	429,317	1,399,953	6,183,748	27
Greater than or equal to 750	2,156,208	2,914,778	1,398,902	1,077,965	771,166	2,582,928	10,901,947	47
Total	$4,309,428	$5,901,069	$3,120,076	$2,419,425	$1,693,855	$5,586,146	$23,029,999	100%

Seasoning(4):
1-12 payments	$2,482,324	$2,429,263	$428,769	$303,105	$180,906	$308,627	$6,132,994	27%
13-24 payments	—	1,116,198	1,155,528	217,601	140,598	333,972	2,963,897	13
25-36 payments	—	—	610,015	941,554	139,939	406,873	2,098,381	9
37-48 payments	—	—	—	437,010	682,053	471,829	1,590,892	7
More than 48 payments	—	—	—	—	278,374	3,559,693	3,838,067	17
Not yet in repayment	1,827,104	2,355,608	925,764	520,155	271,985	505,152	6,405,768	27
Total	$4,309,428	$5,901,069	$3,120,076	$2,419,425	$1,693,855	$5,586,146	$23,029,999	100%

2025 Current period(5) gross charge-offs	$(658)	$(12,418)	$(50,812)	$(49,340)	$(36,173)	$(135,440)	$(284,841)
2025 Current period(5) recoveries	56	891	4,594	5,289	4,312	21,726	36,868
2025 Current period(5) net charge-offs	$(602)	$(11,527)	$(46,218)	$(44,051)	$(31,861)	$(113,714)	$(247,973)

Total accrued interest by origination approval vintage	$101,589	$485,987	$379,773	$280,428	$168,882	$276,609	$1,693,268

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third-quarter 2025.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2025 through September 30, 2025.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of September 30, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Total

Loans in-school/grace/deferment(1)	$1,827,104	$2,355,608	$925,764	$520,155	$271,985	$505,152	$6,405,768
Loans in forbearance(2)	4,779	60,512	72,671	52,554	37,450	103,795	331,761
Loans in repayment:
Loans current	2,472,114	3,439,618	2,024,028	1,749,605	1,307,139	4,646,400	15,638,904
Loans delinquent 30-59 days(3)	3,649	27,307	48,789	46,391	37,939	171,237	335,312
Loans delinquent 60-89 days(3)	1,319	11,444	26,315	28,145	22,256	83,656	173,135
Loans 90 days or greater past due(3)	463	6,580	22,509	22,575	17,086	75,906	145,119
Total Private Education Loans in repayment	2,477,545	3,484,949	2,121,641	1,846,716	1,384,420	4,977,199	16,292,470
Total Private Education Loans, gross	4,309,428	5,901,069	3,120,076	2,419,425	1,693,855	5,586,146	23,029,999
Private Education Loans deferred origination costs and unamortized premium/(discount)	37,660	35,602	15,123	7,812	4,749	10,226	111,172
Total Private Education Loans	4,347,088	5,936,671	3,135,199	2,427,237	1,698,604	5,596,372	23,141,171
Private Education Loans allowance for losses	(217,892)	(325,227)	(242,031)	(199,827)	(134,510)	(406,617)	(1,526,104)
Private Education Loans, net	$4,129,196	$5,611,444	$2,893,168	$2,227,410	$1,564,094	$5,189,755	$21,615,067

Percentage of Private Education Loans in repayment	57.5%	59.1%	68.0%	76.3%	81.7%	89.1%	70.7%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.2%	1.3%	4.6%	5.3%	5.6%	6.6%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.7%	3.3%	2.8%	2.6%	2.0%	2.0%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

September 30, 2025	$1,693,268	$6,378	$13,187
December 31, 2024	$1,549,415	$6,420	$12,366
(1)At September 30, 2025 and December 31, 2024, $155 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.5 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

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
At September 30, 2025, we had $2.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2025		2024
Three Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$52,541	$1,358,163	$49,479	$1,300,393
Provision/New commitments - net(1)	154,758	4,251,598	157,901	3,934,921
Transfer - funded loans(2)	(109,422)	(2,936,392)	(115,421)	(2,758,529)
Ending Balance	$97,877	$2,673,369	$91,959	$2,476,785

	2025		2024
Nine Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$84,568	$2,311,660	$112,962	$2,221,077
Provision/New commitments - net(1)	255,743	6,755,182	255,747	6,287,149
Transfer - funded loans(2)	(242,434)	(6,393,473)	(276,750)	(6,031,441)
Ending Balance	$97,877	$2,673,369	$91,959	$2,476,785
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

5. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both September 30, 2025 and December 31, 2024, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2024 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade name and trademarks, customer relationships, and developed technology. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		September 30, 2025			December 31, 2024
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade name and trademarks	4.0	$6,040	$(3,272)	$2,768	$6,040	$(2,139)	$3,901
Customer relationships	4.6	8,920	(7,750)	1,170	8,920	(6,465)	2,455
Developed technology	3.5	2,590	(1,980)	610	2,590	(1,661)	929
Sallie.com domain	4.0	150	(34)	116	150	(6)	144
Total acquired intangible assets		$17,700	$(13,036)	$4,664	$17,700	$(10,271)	$7,429
(1) The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $3 million in the three and nine months ended September 30, 2025, respectively, and approximately $1 million and $4 million in the three and nine months ended September 30, 2024, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $4 million, $3 million, and $1 million in 2025, 2026, and 2027, respectively.

6. Deposits
The following table summarizes total deposits at September 30, 2025 and December 31, 2024.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,012,108	$21,066,752
Deposits - non-interest-bearing	—	1,816
Total deposits	$20,012,108	$21,068,568

Our total deposits of $20.0 billion were comprised of $7.7 billion in brokered deposits and $12.3 billion in retail and other deposits at September 30, 2025, compared to total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of September 30, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.2 billion and $7.0 billion of our deposit total as of September 30, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended September 30, 2025 and 2024, respectively, and placement fee expense of $6 million and $8 million in the nine months ended September 30, 2025 and 2024, respectively. There were $4 million in fees paid to third-party brokers related to brokered CDs for both the three and nine months ended September 30, 2025. Fees paid to third-party brokers related to brokered CDs were $6 million for both the three and nine months ended September 30, 2024.

Interest bearing deposits at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$9,642,613	4.07%	$9,582,290	4.27%
Savings	1,075,591	3.83	944,034	4.02
Certificates of deposit	9,293,904	4.01	10,540,428	4.20
Deposits - interest bearing	$20,012,108		$21,066,752
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

6.	Deposits (Continued)
Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
One year or less	$5,637,056	$6,569,872
After one year to two years	1,663,887	2,074,849
After two years to three years	818,556	986,262
After three years to four years	654,425	189,421
After four years to five years	519,977	720,005
After five years	3	19
Total	$9,293,904	$10,540,428

As of September 30, 2025 and December 31, 2024, there were $590 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $53 million and $92 million at September 30, 2025 and December 31, 2024, respectively.

7. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Note 10, “Borrowings” in our 2024 Form 10-K. The following table summarizes our borrowings at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,956	$990,956	$—	$995,420	$995,420
Total unsecured borrowings	—	990,956	990,956	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,404,267	4,404,267	—	4,617,743	4,617,743
Variable-rate	—	743,772	743,772	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,148,039	5,148,039	—	5,444,925	5,444,925
Secured Borrowing Facility	—	700,000	700,000	—	—	—
Total secured borrowings	—	5,848,039	5,848,039	—	5,444,925	5,444,925
Total	$—	$6,838,995	$6,838,995	$—	$6,440,345	$6,440,345

Long-term Borrowings
Unsecured Financing Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030. At September 30, 2025, the outstanding balance was $493 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025. The Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.

7.	Borrowings (Continued)
Secured Financing Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2024 and in the nine months ended September 30, 2025, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2024-C ABS Transaction	May 15, 2024	$733,644	$668,000	$667,888	SOFR plus 1.19%	5.36
2024-E ABS Transaction	August 14, 2024	944,645	868,000	867,743	SOFR plus 1.42%	5.17
2024-F ABS Transaction	November 6, 2024	732,445	680,000	679,981	SOFR plus 1.08%	5.09
Total 2024		$2,410,734	$2,216,000	$2,215,612

Loans encumbered at September 30, 2025, related to 2024 term ABS:		$2,158,665

2025-A ABS Transaction	May 7, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at September 30, 2025, related to 2025 term ABS:		$561,734

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for floating and fixed-rate bonds, excluding issuance costs.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At September 30, 2025, $700 million was outstanding under the Secured Borrowing Facility. At December 31, 2024, there were no outstanding short-term borrowings under the Secured Borrowing Facility.

Consolidated Funding Vehicles
We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of September 30, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,148,039	$5,148,039	$6,483,030	$163,186	$450,322	$7,096,538
Secured Borrowing Facility	—	700,000	700,000	834,497	29,955	82,637	947,089
Total	$—	$5,848,039	$5,848,039	$7,317,527	$193,141	$532,959	$8,043,627

7.	Borrowings (Continued)

As of December 31, 2024 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,705	$7,378,987
Secured Borrowing Facility	—	—	—	—	—	98	98
Total	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,803	$7,379,085

(1) Other assets, net primarily represents accrued interest receivable and payable.

Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. The following summarizes our Private Education Loan ABS transactions closed in the nine months ended September 30, 2025 where the respective VIEs were not consolidated.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust by Third-Party Seller	Date Third-Party Seller Previously Purchased Loans from the Bank	Additional Loans the Bank Transferred to the Trust(1)	Gain on Sale for Additional Loans Transferred by Bank
(Dollars in thousands)
2025-B ABS transaction(2)	July 17, 2025	$496,749	February 6, 2025	$26,223	$2,315
2025-C ABS transaction(2)	August 21, 2025	$1,807,961	July 30, 2025	$95,101	$5,353
(1)The transfer of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the transaction.
(2)Sallie Mae Bank sponsored the transaction and is the servicer and administrator.

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$643,446	$51,963	$695,409	$571,795	$53,262	$625,057

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

7.	Borrowings (Continued)
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.0 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2025, nor in the year ended December 31, 2024.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2025, $563 million notional of our derivative contracts were cleared on the CME and $21 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 96.4 percent and 3.6 percent, respectively, of our total notional derivative contracts of $584 million at September 30, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2025 was $(6.1) million and $(0.1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.8 million and $5 million, respectively.

8.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2025 and December 31, 2024, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2025 and September 30, 2024. Please refer to Note 11, “Derivative Financial Instruments” in our 2024 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2025	2024	2025	2024	2025	2024
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$3	$—	$3	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(33)	(19)	—	(21)	(33)	(40)
Total net derivatives		$(33)	$(19)	$3	$(21)	$(30)	$(40)

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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2025	2024	2025	2024
Gross position(1)	$3	$—	$(33)	$(40)
Impact of master netting agreement	(3)	—	3	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(30)	(40)
Cash collateral pledged(2)	838	4,879	—	—
Net position	$838	$4,879	$(30)	$(40)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Interest rate swaps	$577,649	$639,097	$6,520	$281,520	$584,169	$920,617
Net total notional	$577,649	$639,097	$6,520	$281,520	$584,169	$920,617

8.	Derivative Financial Instruments (Continued)
As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024

Deposits	$(6,240)	$(279,908)	$88	$1,420

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(135)	$(3,275)	$(1,735)	$(12,379)
Hedged items recorded in interest expense	(19)	(3,648)	(1,332)	(9,321)
Derivatives recorded in interest expense	20	3,669	1,347	9,378
Total	$(134)	$(3,254)	$(1,720)	$(12,322)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$5,806	$9,719	$17,569	$34,475
Total	$5,806	$9,719	$17,569	$34,475
Total	$5,672	$6,465	$15,849	$22,153

8.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024

Amount of gain (loss) recognized in other comprehensive income (loss)	$263	$(6,391)	$1,273	$6,056
Less: amount of gain (loss) reclassified in interest expense	5,806	9,719	17,569	34,475
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(5,543)	$(16,110)	$(16,296)	$(28,419)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $6 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2025, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at September 30, 2025 and December 31, 2024, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $0.8 million and $5 million at September 30, 2025 and December 31, 2024, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

9. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2025	2024	2025	2024
Common stock repurchased under repurchase programs(1)	5,631,834	5,345,026	9,035,581	9,585,395
Average purchase price per share(2)	$29.45	$21.58	$29.48	$21.28
Shares repurchased related to employee stock-based compensation plans(3)	33,562	34,916	884,300	726,302
Average purchase price per share	$32.21	$22.41	$31.25	$20.04
Common shares issued(4)	222,665	249,049	2,576,236	2,298,280

(1) Common shares purchased under our share repurchase programs. There was $138 million of capacity remaining under the 2024 Share Repurchase Program at September 30, 2025.
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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2025 was $27.68.

Common Stock Dividend
In September 2025 and September 2024, we paid a common stock dividend of $0.13 and $0.11 per common share, respectively.

Share Repurchases
In January 2022, we announced a share repurchase program of up to $1.25 billion of common stock that expired in January 2024. In January 2024, we announced a new share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). The program expires in February 2026. We had $138 million of capacity remaining under the 2024 Share Repurchase Program at September 30, 2025.
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
Share Repurchases under Rule 10b5-1 trading plans
During the three months ended September 30, 2025 and 2024, we repurchased 5.6 million and 5.3 million shares, respectively, of our common stock at a total cost of $166 million and $115 million, respectively, and during the nine months ended September 30, 2025 and 2024, we repurchased 9.0 million and 9.6 million shares, respectively, of our common stock at a total cost of $266 million and $204 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.

10. Earnings (Loss) per Common Share
Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$135,850	$(45,152)	$511,662	$496,772
Preferred stock dividends	3,994	4,648	11,922	13,929
Net income (loss) attributable to SLM Corporation common stock	$131,856	$(49,800)	$499,740	$482,843
Denominator:
Weighted average shares used to compute basic EPS	207,144	214,873	209,023	218,059
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,463	—	3,899	3,494
Weighted average shares used to compute diluted EPS	210,607	214,873	212,922	221,553

Basic earnings (loss) per common share	$0.64	$(0.23)	$2.39	$2.21

Diluted earnings (loss) per common share	$0.63	$(0.23)	$2.35	$2.18

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2) For the three months ended September 30, 2025 and 2024, securities covering less than 1 million shares and approximately 6 million shares, respectively, and for both the nine months ended September 30, 2025 and 2024, securities covering less than 1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2025, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2025				December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$51,963	$51,963	$—	$—	$53,262	$53,262
Available-for-sale investments	—	1,773,720	2,064	1,775,784	—	1,930,537	2,689	1,933,226
Derivative instruments	—	3	—	3	—	—	—	—
Total	$—	$1,773,723	$54,027	$1,827,750	$—	$1,930,537	$55,951	$1,986,488

Liabilities:
Derivative instruments	$—	$(33)	$—	$(33)	$—	$(40)	$—	$(40)
Total	$—	$(33)	$—	$(33)	$—	$(40)	$—	$(40)

11.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Nine Months Ended September 30,
	2025			2024
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$2,689	$53,262	$55,951	$—	$54,481	$54,481
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	16	1,748	1,764	14	398	412
Included in other comprehensive income	(3)	—	(3)	83	—	83
Settlements	(638)	(3,047)	(3,685)	2,813	(39)	2,774
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$2,064	$51,963	$54,027	$2,910	$54,840	$57,750

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$(3)	$—	$(3)	$83	$—	$83
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$1,748	$1,748	$—	$398	$398

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Interest Income - Investments	$16	$14
Gains (losses) on securities, net	1,748	398
Total	$1,764	$412

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of September 30, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$2,064	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Residual Interests	51,963	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Total	$54,027

11.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$24,759,169	$21,615,067	$3,144,102	$24,110,381	$20,902,158	$3,208,223
Cash and cash equivalents	3,539,341	3,539,341	—	4,700,366	4,700,366	—
Trading investments	51,963	51,963	—	53,262	53,262	—
Available-for-sale investments	1,775,784	1,775,784	—	1,933,226	1,933,226	—
Accrued interest receivable	1,805,634	1,690,102	115,532	1,663,474	1,546,590	116,884
Derivative instruments	3	3	—	—	—	—
Total earning assets	$31,931,894	$28,672,260	$3,259,634	$32,460,709	$29,135,602	$3,325,107
Interest-bearing liabilities:
Money-market and savings accounts	$10,725,860	$10,718,204	$(7,656)	$10,503,731	$10,526,324	$22,593
Certificates of deposit	9,342,026	9,293,904	(48,122)	10,593,666	10,540,428	(53,238)
Long-term borrowings	6,828,914	6,838,995	10,081	6,323,384	6,440,345	116,961
Accrued interest payable	77,128	77,128	—	108,488	108,488	—
Derivative instruments	33	33	—	40	40	—
Total interest-bearing liabilities	$26,973,961	$26,928,264	$(45,697)	$27,529,309	$27,615,625	$86,316

Excess of net asset fair value over carrying value			$3,213,937			$3,411,423
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

12.	Regulatory Capital (Continued)

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,063,308	11.3%	$1,902,074	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,063,308	11.3%	$2,309,661	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,418,923	12.6%	$2,853,110	>	10.5%
Tier 1 Capital (to Average Assets)	$3,063,308	10.4%	$1,177,879	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both September 30, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $100 million and $294 million in dividends to the Company for the three and nine months ended September 30, 2025, respectively, and $116 million and $414 million in dividends to the Company for the three and nine months ended September 30, 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. In the future, we expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under its share repurchase programs.

13. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2025, we had $2.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. At September 30, 2025, we had a $98 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Non-interest expenses:
Compensation and benefits	$83,667	$87,566	$259,397	$269,303
Professional fees	58,429	46,515	120,557	105,263
Technology expenses	19,910	13,571	56,938	42,984
FDIC assessment fees	6,511	12,973	28,696	38,012
Other operating expenses	11,041	10,173	33,904	32,875
Total operating expenses	179,558	170,798	499,492	488,437
Acquired intangible assets impairment and amortization expense	846	1,225	2,765	3,834
Total non-interest expenses	$180,404	$172,023	$502,257	$492,271

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
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to SLM Corporation common stock	$131,856	$(49,800)	$499,740	$482,843
Diluted earnings (loss) per common share	$0.63	$(0.23)	$2.35	$2.18
Weighted average shares used to compute diluted earnings per common share	210,607	214,873	212,922	221,553
Return on Assets(1)	1.9%	(0.6)%	2.3%	2.3%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$21,615,067	$20,459,933	$21,615,067	$20,459,933
Average education loans	$22,263,445	$20,497,173	$22,578,272	$20,805,777

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2025.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%	2025	2024	$	%
Interest income:
Loans	$594	$565	$29	5%	$1,790	$1,727	$63	4%
Investments	15	16	(1)	(6)	43	46	(3)	(7)
Cash and cash equivalents	49	71	(22)	(31)	137	185	(48)	(26)
Total interest income	658	653	6	1	1,970	1,958	12	1
Total interest expense	285	293	(8)	(3)	846	839	7	1
Net interest income	373	359	14	4	1,125	1,119	6	1
Less: provisions for credit losses	179	271	(92)	(34)	351	300	51	17
Net interest income after provisions for credit losses	194	88	106	120	773	818	(45)	(6)
Non-interest income:
Gains (losses) on sales of loans, net	136	—	136	100	324	255	69	27
Gains (losses) on securities, net	5	(4)	9	225	(8)	—	(8)	(100)
Other income	32	28	4	14	90	85	5	6
Total non-interest income	173	24	149	621	406	340	66	19
Non-interest expenses:
Total operating expenses	180	171	9	5	499	488	11	2
Acquired intangible assets amortization expense	1	1	—	—	3	4	(1)	(25)
Total non-interest expenses	180	172	9	5	502	492	10	2
Income (loss) before income tax expense (benefit)	186	(59)	245	415	677	666	11	2
Income tax expense (benefit)	50	(14)	64	457	165	170	(5)	(3)
Net income (loss)	136	(45)	181	402	512	497	16	3
Preferred stock dividends	4	5	(1)	(20)	12	14	(2)	(14)
Net income (loss) attributable to SLM Corporation common stock	$132	$(50)	$182	364%	$500	$483	$18	4%
Basic earnings (loss) per common share	$0.64	$(0.23)	$0.87	378%	$2.39	$2.21	$0.18	8%
Diluted earnings (loss) per common share	$0.63	$(0.23)	$0.86	374%	$2.35	$2.18	$0.17	8%
Declared dividends per common share	$0.13	$0.11	$0.02	18%	$0.39	$0.33	$0.06	18%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
For the three months ended September 30, 2025, net income attributable to common stock was $132 million, or $0.63 diluted earnings per common share, compared with net loss attributable to common stock of $50 million, or $0.23 loss per common share, for the three months ended September 30, 2024.
The primary drivers of changes in net income for the current quarter compared with net loss in the year-ago quarter are as follows:
•Net interest income increased by $14 million in the current quarter compared with the year-ago quarter primarily due to an 18-basis point increase in our net interest margin and a $1.8 billion increase in our average Private Education Loans compared to the year-ago quarter. Our net interest margin increased in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets increased and our cost of funds decreased. The yields on our interest-earning assets increased primarily because the proportion of total interest-earning assets that were Private Education Loans is higher in the current quarter than the year-ago quarter. Our cost of funds decreased primarily due to the decline in the 30-day average SOFR compared to the year-ago quarter.
•Provision for credit losses in the current quarter was $179 million, compared with $271 million in the year-ago quarter. The year-over-year decrease was primarily due to the $119 million negative provisions recorded in the current quarter, resulting from the $1.94 billion Private Education Loan sale during the third quarter of 2025, offset by new loan commitments, net of expired commitments, and changes in the economic outlook. In the year-ago quarter, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments.
•Gains (losses) on sales of loans, net, were $136 million in the third quarter of 2025, as a result of the $1.94 billion Private Education Loan sale that occurred in the quarter. There were no gains on sales of loans, net, in the year-ago quarter, as no loans were sold in the third quarter of 2024.
•Gains (losses) on securities, net, were $5 million in gains in the current quarter compared with $4 million of losses in the year-ago quarter. The change year-over-year was due to the change in mark-to-fair value of our trading investments.
•Other income was $32 million in the third quarter of 2025, compared with $28 million in the year-ago quarter. Third-party servicing fees in the third quarter of 2025 increased $3 million compared to the year-ago quarter due to an additional $3.9 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans.
•Third quarter 2025 total operating expenses were $180 million, up from $171 million in the year-ago quarter. The increase in total operating expenses was primarily due to increased marketing spend, offset by lower FDIC fees and personnel costs.
•During the third quarter of 2025, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•Third quarter 2025 income tax expense was $50 million, compared with $14 million income tax benefit in the year-ago quarter. Our effective income tax rate increased to 26.9 percent in the third quarter of 2025 from 24.2 percent in the year-ago quarter. The increase in the effective rate for the third quarter of 2025 was primarily due to an increase in state income taxes.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, net income attributable to common stock was $500 million, or $2.35 diluted earnings per common share, compared with net income attributable to common stock of $483 million, or $2.18 diluted earnings per common share, for the nine months ended September 30, 2024.
The primary drivers of changes in net income for the first nine months of 2025 compared with the first nine months of 2024 are as follows:
•Net interest income increased by $6 million in the first nine months of 2025 compared with the year-ago period primarily due to a $1.8 billion increase in our average Private Education Loans, offset by a 3-basis point decrease in our net interest margin compared with the year-ago period. Our net interest margin decreased in the current period from the year-ago period primarily because the yields on our interest-earning assets decreased but our cost of funds were unchanged. The yields on our interest-earning assets decreased due to the decline in the 30-day average SOFR compared to the year-ago period. Historically, the yields on interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in the yields on our interest-earning assets decreasing while the yields on our interest-bearing liabilities remained unchanged.
•Provision for credit losses in the nine months ended September 30, 2025 was $351 million, compared with $300 million in the year-ago period. During the first nine months of 2025, the increase in the provision for credit losses was primarily due to new loan commitments, net of expired commitments and changes in the economic outlook, offset by $235 million in negative provisions resulting from the $3.94 billion in Private Education Loan sales during the first nine months of 2025. In the year-ago period, the provision for credit losses was primarily affected by negative provisions resulting from Private Education Loan sales during the first nine months ended September 30, 2024, an improved economic outlook, and changes in management overlays and recovery rates, offset by new loan commitments, net of expired commitments, and increases to the provision as a result of decreases in our estimates of the historical long-term average prepayment speeds used after the two-year reasonable and supportable period.
•Gains (losses) on sales of loans, net, were $324 million in the nine months ended September 30, 2025, as a result of the $3.94 billion in Private Education Loan sales that occurred in the period. There were $255 million in gains (losses) on sales, net, in the year-ago period, as a result of the $3.69 billion in Private Education Loan sales that occurred in the first nine months of 2024.
•Gains (losses) on securities, net, were $8 million of losses in the first nine months of 2025 compared with less than $1 million in gains in the year-ago period. The change year-over-year was primarily due to an impairment recorded in the first quarter of 2025 on certain of our non-marketable equity securities, and the change in mark-to-fair value of our trading investments.
•Other income was $90 million in the first nine months of 2025, compared with $85 million in the year-ago period. Third-party servicing fees in the first nine months of 2025 increased $8 million compared to the year-ago period due to an additional $3.9 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans. The increase in third-party servicing fees was offset by a $3 million decrease in early withdrawal penalty fee income compared to the year-ago period, which was related to a health savings account provider that redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•Total operating expenses for the first nine months of 2025 were $499 million, an increase from $488 million in the year-ago period. The increase in total operating expenses was primarily due to increased marketing spend and higher spending on information technology initiatives, offset by lower personnel costs and reduced FDIC fees.
•During the first nine months of 2025, we recorded $3 million in amortization of acquired intangible assets, compared with $4 million in the year-ago period. The decrease was a result of an increase in amortization recorded on our customer relationships in the year-ago period in accordance with the accelerated amortization method, and the impairment write-down of the Scholly partner relationships intangible asset in the fourth quarter of 2024 which resulted in no amortization on that intangible asset in the current period.
•Income tax expense for the nine months ended September 30, 2025 was $165 million, compared with $170 million in the year-ago period. Our effective income tax rate decreased to 24.4 percent in the first nine months of 2025 from 25.5 percent in the year-ago period. The decrease in the effective rate for the first nine months of 2025 was primarily due to a decrease in state income taxes.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,263,445	10.58%	$20,497,173	10.79%	$22,578,272	10.60%	$20,805,777	10.90%
FFELP Loans	—	—	477,869	7.48	—	—	502,018	7.48
Taxable securities	1,802,664	3.29	2,374,419	2.73	1,839,040	3.16	2,401,533	2.56
Cash and other short-term investments	4,481,134	4.35	5,267,092	5.40	4,210,761	4.37	4,589,653	5.40
Total interest-earning assets	28,547,243	9.14%	28,616,553	9.07%	28,628,073	9.20%	28,298,981	9.24%

Non-interest-earning assets	581,612		605,065		542,589		462,404

Total assets	$29,128,855		$29,221,618		$29,170,662		$28,761,385

Average Liabilities and Equity
Brokered deposits	$8,043,304	4.07%	$10,003,899	4.04%	$8,637,092	4.03%	$10,137,207	3.83%
Retail and other deposits	12,171,841	4.13	11,058,951	4.72	11,712,073	4.17	10,980,171	4.72
Other interest-bearing liabilities(1)	6,388,767	4.68	5,758,235	4.18	6,377,364	4.61	5,376,457	4.00
Total interest-bearing liabilities	26,603,912	4.24%	26,821,085	4.35%	26,726,529	4.23%	26,493,835	4.23%

Non-interest-bearing liabilities	118,282		206,072		85,781		130,574
Equity	2,406,661		2,194,461		2,358,352		2,136,976
Total liabilities and equity	$29,128,855		$29,221,618		$29,170,662		$28,761,385

Net interest margin		5.18%		5.00%		5.25%		5.28%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2025 vs. 2024
Interest income	$4,948	$4,758	$190
Interest expense	(8,626)	(7,075)	(1,551)
Net interest income	$13,574	$13,499	$75

Nine Months Ended September 30, 2025 vs. 2024
Interest income	$12,763	$(8,111)	$20,874
Interest expense	6,587	(4)	6,591
Net interest income	$6,176	$(5,745)	$11,921

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	September 30, 2025	December 31, 2024
Total loan portfolio:
In-school(1)	$4,407,756	$4,397,127
Grace, repayment and other(2)	18,622,243	17,837,881
Total, gross	23,029,999	22,235,008
Deferred origination costs and unamortized premium/(discount)	111,172	103,070
Allowance for credit losses	(1,526,104)	(1,435,920)
Total loans held for investment portfolio, net	$21,615,067	$20,902,158

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025		2024		2025		2024
Private Education Loans	$22,263,445	100%	$20,497,173	100%	$22,578,272	100%	$20,805,777	100%

Loans Held for Investment, Net — Activity

Three Months Ended September 30, 2025 (dollars in thousands)	Total Loans Held for Investment, net (Private Education Loans)
Beginning balance	$21,160,332
Acquisitions and originations:
Fixed-rate	2,499,716
Variable-rate	456,993
Total acquisitions and originations	2,956,709
Capitalized interest and deferred origination cost premium amortization	119,125
Sales	(1,778,089)
Loan consolidations to third parties	(232,520)
Allowance	(56,596)
Repayments and other	(553,894)
Ending balance	$21,615,067

Three Months Ended September 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$18,432,600	$482,733	$18,915,333
Acquisitions and originations:
Fixed-rate	2,583,116	—	2,583,116
Variable-rate	196,515	—	196,515
Total acquisitions and originations	2,779,631	—	2,779,631
Capitalized interest and deferred origination cost premium amortization	103,407	5,461	108,868
Loan consolidations to third parties	(189,196)	(7,364)	(196,560)
Allowance	(148,029)	4,060	(143,969)
Transfer to loans held-for-sale	—	(466,168)	(466,168)
Repayments and other	(518,480)	(18,722)	(537,202)
Ending balance	$20,459,933	$—	$20,459,933

Nine Months Ended September 30, 2025 (dollars in thousands)	Total Loans Held for Investment, net (Private Education Loans)
Beginning balance	$20,902,158
Acquisitions and originations:
Fixed-rate	5,543,161
Variable-rate	887,742
Total acquisitions and originations	6,430,903
Capitalized interest and deferred origination cost premium amortization	380,415
Sales	(3,625,823)
Loan consolidations to third parties	(668,258)
Allowance	(90,185)
Repayments and other	(1,714,143)
Ending balance	$21,615,067

Nine Months Ended September 30, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	5,729,841	—	5,729,841
Variable-rate	341,568	—	341,568
Total acquisitions and originations	6,071,409	—	6,071,409
Capitalized interest and deferred origination cost premium amortization	334,144	16,796	350,940
Sales	(3,430,920)	—	(3,430,920)
Loan consolidations to third parties	(564,373)	(45,467)	(609,840)
Allowance	(78,516)	4,667	(73,849)
Transfer from loans held-for-sale	—	(466,168)	(466,168)
Repayments and other	(1,644,104)	(43,892)	(1,687,996)
Ending balance	$20,459,933	$—	$20,459,933

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in full principal and interest repayment status. The amount of loans in full principal and interest repayment status in our Private Education Loans held for investment portfolio at September 30, 2025 increased by 2.7 percent compared with September 30, 2024, and now totals 37 percent of our Private Education Loans held for investment portfolio at September 30, 2025. The balance of loans held for investment in full principal and interest repayment status was primarily affected in 2024 and in the first nine months of 2025 by loan sales.
“Loan consolidations to third parties” for the three months ended September 30, 2025 total 2.9 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status at September 30, 2025, or 1.1 percent of our total Private Education Loans held for investment portfolio at September 30, 2025, compared with the year-ago quarter of 2.5 percent of our Private Education Loans held for investment portfolio in full principal and interest repayment status, or 0.9 percent of our total Private Education Loans held for investment portfolio, respectively. The small increase in consolidations compared to the year-ago quarter is primarily attributable to lower interest rates in 2025. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.

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

	Three Months Ended September 30,
(Dollars in thousands)	2025	%	2024	%
Smart Option - interest only(1)	$632,777	21%	$523,827	19%
Smart Option - fixed pay(1)	961,291	33	906,838	33
Smart Option - deferred(1)	1,079,012	37	1,091,297	40
Graduate Loan(2)	263,313	9	236,567	8
Total Private Education Loan originations	$2,936,393	100%	$2,758,529	100%

Percentage of loans with a cosigner	94.5%		92.4%
Average FICO at approval(3)	756		754

	Nine Months Ended September 30,
(Dollars in thousands)	2025	%	2024	%
Smart Option - interest only(1)	$1,267,613	20%	$1,100,818	18%
Smart Option - fixed pay(1)	2,103,942	33	1,994,067	33
Smart Option - deferred(1)	2,440,855	38	2,428,201	40
Graduate Loan(2)	581,063	9	508,429	9
Total Private Education Loan originations	$6,393,473	100%	$6,031,515	100%

Percentage of loans with a cosigner	92.9%		90.2%
Average FICO at approval(3)	754		751

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2024 Form 10-K for a further discussion.
(2) For the three months ended September 30, 2025, the Graduate Loan originations include $9.2 million of Smart Option Loans where the student was in a graduate status. For the three months ended September 30, 2024, the Graduate Loan originations include $10.0 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2025, the Graduate Loan originations include $21.1 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2024, the Graduate Loan originations include $28.3 million of Smart Option Loans where the student was in a graduate status.
(3) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Three Months Ended September 30, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,469,509	$1,265,592	$4,060	$1,269,652
Transfer from unfunded commitment liability(1)	109,422	115,421	—	115,421
Less:
Charge-offs	(91,072)	(87,737)	(131)	(87,868)
Write-downs arising from transfer of loans to held for sale(2)	—	—	(8,297)	(8,297)
Plus:
Recoveries	13,541	11,149	—	11,149
Provisions for credit losses:
Provision, current period	143,498	109,196	4,368	113,564
Loan sale reduction to provision	(118,794)	—	—	—
Total provisions for credit losses(3)	24,704	109,196	4,368	113,564
Ending balance	$1,526,104	$1,413,621	$—	$1,413,621

Nine Months Ended September 30, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,435,920	$1,335,105	$4,667	$1,339,772
Transfer from unfunded commitment liability(1)	242,434	276,750	—	276,750
Less:
Charge-offs	(284,841)	(272,653)	(380)	(273,033)
Write-downs arising from transfer of loans to held for sale(2)	—	—	(8,297)	(8,297)
Plus:
Recoveries	36,868	33,840	—	33,840
Provisions for credit losses:
Provision, current period	330,976	276,534	4,010	280,544
Loan sale reduction to provision	(235,253)	(235,955)	—	(235,955)
Total provisions for credit losses(3)	95,723	40,579	4,010	44,589
Ending balance	$1,526,104	$1,413,621	$—	$1,413,621

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

Provision for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended September 30, (dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$24,704	$109,196
Provisions for unfunded loan commitments	154,758	157,901
Total Private Education Loan provisions for credit losses	179,462	267,097
Total FFELP Loans provisions for credit losses	—	4,368
Provisions for credit losses reported in consolidated statements of income	$179,462	$271,465

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Nine Months Ended September 30, (dollars in thousands)	2025	2024
Private Education Loan provisions for credit losses:
Provisions for loan losses	$95,723	$40,579
Provisions for unfunded loan commitments	255,743	255,747
Total Private Education Loan provisions for credit losses	351,466	296,326
Total FFELP Loans provisions for credit losses	—	4,010
Provisions for credit losses reported in consolidated statements of income	$351,466	$300,336

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2025, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in full principal and interest repayment status were 37 percent of our total Private Education Loans held for investment portfolio at September 30, 2025, compared with 38 percent at September 30, 2024.
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

Private Education Loans Held for Investment	2025		2024
September 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,405,768		$6,115,797
Loans in forbearance(2)	331,761		301,414
Loans in repayment and percentage of each status:
Loans current	15,638,904	96.0%	14,806,983	96.4%
Loans delinquent 30-59 days(3)	335,312	2.0	285,471	1.8
Loans delinquent 60-89 days(3)	173,135	1.1	149,098	1.0
Loans 90 days or greater past due(3)	145,119	0.9	118,703	0.8
Total Private Education Loans in repayment	16,292,470	100.0%	15,360,255	100.0%
Total Private Education Loans, gross	23,029,999		21,777,466
Private Education Loans deferred origination costs and unamortized premium/(discount)	111,172		96,088
Total Private Education Loans	23,141,171		21,873,554
Private Education Loans allowance for losses	(1,526,104)		(1,413,621)
Private Education Loans, net	$21,615,067		$20,459,933
Percentage of loans in repayment		70.7%		70.5%
Delinquencies as a percentage of loans in repayment		4.0%		3.6%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		1.0%		0.9%
Percentage of loans in hardship and other forbearances(5)		1.0%		1.0%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $165 million and $143 million at September 30, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $166 million and $159 million at September 30, 2025 and 2024, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 4.0 percent at September 30, 2025 from 3.6 percent at September 30, 2024. The increase in the delinquency metric is primarily attributable to changes and refinements to our loss mitigation programs in late 2024 which generally restricted loan modification eligibility to borrowers in later-stage delinquency. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” in the 2024 Form 10-K.
The percentage of loans in an extended grace forbearance remained relatively consistent at 1.0 percent and 0.9 percent at September 30, 2025 and September 30, 2024, respectively. The percentage of loans in hardship and other forbearances was 1.0 percent at both September 30, 2025 and September 30, 2024.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for loan losses, beginning balance	$1,469,509	$1,265,592	$1,435,920	$1,335,105
Transfer from allowance for unfunded loan commitments(1)	109,422	115,421	242,434	276,750
Provisions:
Provision for current period	143,498	109,196	330,976	276,534
Loan sale reduction to provision	(118,794)	—	(235,253)	(235,955)
Total provisions(2)	24,704	109,196	95,723	40,579
Net charge-offs:
Charge-offs	(91,072)	(87,737)	(284,841)	(272,653)
Recoveries	13,541	11,149	36,868	33,840
Net charge-offs	(77,531)	(76,588)	(247,973)	(238,813)
Allowance for loan losses, ending balance	$1,526,104	$1,413,621	$1,526,104	$1,413,621
Allowance for unfunded loan commitments, beginning balance(1)	52,541	49,479	84,568	112,962
Provision(2)(3)	154,758	157,901	255,743	255,747
Transfer to allowance for loan losses	(109,422)	(115,421)	(242,434)	(276,750)
Allowance for unfunded loan commitments, ending balance(1)	97,877	91,959	97,877	91,959
Total allowance for credit losses, ending balance	$1,623,981	$1,505,580	$1,623,981	$1,505,580
Total Allowance Percentage of Private Education Loan Exposure(5)	5.93%	5.84%	5.93%	5.84%
Allowance for loan losses coverage of net charge-offs (annualized)	4.92	4.61	4.62	4.44
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.95%	2.08%	2.06%	2.13%
Delinquencies as a percentage of ending loans in repayment(4)	4.01%	3.60%	4.01%	3.60%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	2.00%	1.92%	2.00%	1.92%
Ending total loans, gross	$23,029,999	$21,777,466	$23,029,999	$21,777,466
Average loans in repayment(4)	$15,870,798	$14,708,205	$16,027,567	$14,944,421
Ending loans in repayment(4)	$16,292,470	$15,360,255	$16,292,470	$15,360,255
Unfunded loan commitments	$2,673,369	$2,476,785	$2,673,369	$2,476,785
Total accrued interest receivable	$1,693,268	$1,529,814	$1,693,268	$1,529,814
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
Modification Programs other than Forbearances
For borrowers experiencing more severe hardship, following evaluation of their ability and willingness to repay, we currently use modification programs tailored to the financial condition of the individual borrower. Pursuant to our modification programs, we may reduce the contractual interest rate on a loan to a rate between 2 percent and 8 percent temporarily, and/or in some instances may permanently extend the final maturity of a loan. For borrowers experiencing the most severe financial conditions, we may permanently reduce the contractual interest rate on a loan to 2 percent for the remaining life of the loan and also permanently extend the final maturity of the loan. Following modification, borrowers who are delinquent but meet specific payment requirements curing their delinquency will be brought current. We currently limit the granting of a permanent extension of the final maturity date of a loan to once over the life of the loan, and the number of interest rate reductions to twice over the life of the loan.
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
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2025, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 1.5 percent. At September 30, 2025, approximately 75 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of September 30, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,406	$6,406
Loans in forbearance	199	50	31	20	32	—	332
Loans in repayment - current	5,729	2,820	1,979	1,495	3,616	—	15,639
Loans in repayment - delinquent 30-59 days	104	47	45	40	99	—	335
Loans in repayment - delinquent 60-89 days	59	24	23	19	48	—	173
Loans in repayment - 90 days or greater past due	42	23	20	17	43	—	145
Total	$6,133	$2,964	$2,098	$1,591	$3,838	$6,406	23,030
Deferred origination costs and unamortized premium/(discount)							111
Allowance for credit losses							(1,526)
Total Private Education Loans, net							$21,615

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.20%	0.30%	0.19%	0.12%	0.19%	—%	2.00%

As of September 30, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,116	$6,116
Loans in forbearance	181	48	28	17	27	—	301
Loans in repayment - current	5,239	2,888	1,968	1,283	3,430	—	14,808
Loans in repayment - delinquent 30-59 days	87	47	41	29	81	—	285
Loans in repayment - delinquent 60-89 days	49	25	21	15	39	—	149
Loans in repayment - 90 days or greater past due	31	20	18	14	36	—	119
Total	$5,587	$3,028	$2,076	$1,358	$3,613	$6,116	21,778
Deferred origination costs and unamortized premium/(discount)							96
Allowance for credit losses							(1,414)
Total Private Education Loans, net							$20,460

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.16%	0.30%	0.18%	0.11%	0.17%	—%	1.92%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2025 and December 31, 2024.

As of September 30, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,267,638	$1,684,003	$340,829	$16,292,470
$ in total	$20,202,611	$2,402,116	$425,272	$23,029,999

As of December 31, 2024 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,273,952	$1,466,915	$365,884	$16,106,751
$ in total	$19,710,266	$2,067,468	$457,274	$22,235,008
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
September 30, 2025	$1,693,268	$6,378	$13,187
December 31, 2024	$1,549,415	$6,420	$12,366
September 30, 2024	$1,529,814	$5,534	$7,426
(1)The allowance for uncollectible interest at September 30, 2025 and 2024 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at September 30, 2025 and 2024, relates to $155 million and $139 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.5 billion and $1.4 billion, at September 30, 2025 and 2024, respectively) is/was reserved in the allowance for credit losses.
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
At September 30, 2025 and December 31, 2024, our sources of liquidity included liquid investments with unrealized losses of $69.7 million and $105.8 million, respectively. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2025	December 31, 2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$15,912	$3,745
Sallie Mae Bank(1)	3,523,429	4,696,621
Available-for-sale investments	1,132,339	1,361,431
Total unrestricted cash and liquid investments	$4,671,680	$6,061,797

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$9,179	$10,703	$8,216	$8,232
Sallie Mae Bank(1)	4,279,008	5,070,733	4,008,639	4,398,998
Available-for-sale investments	1,127,728	1,644,517	1,182,684	1,733,576
Total unrestricted cash and liquid investments	$5,415,915	$6,725,953	$5,199,539	$6,140,806
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at September 30, 2025 and December 31, 2024.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Deposits - interest-bearing	$20,012,108	$21,066,752
Deposits - non-interest-bearing	—	1,816
Total deposits	$20,012,108	$21,068,568

Our total deposits of $20.0 billion were comprised of $7.7 billion in brokered deposits and $12.3 billion in retail and other deposits at September 30, 2025, compared with total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of September 30, 2025 and December 31, 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.2 billion and $7.0 billion of our deposit total as of September 30, 2025 and December 31, 2024, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million and $3 million in the three months ended September 30, 2025 and 2024, respectively and placement fee expense of $6 million and $8 million in the nine months ended September 30, 2025 and 2024, respectively. There were $4 million in fees paid to third-party brokers related to brokered CDs for both the three and nine months ended September 30, 2025. Fees paid to third-party brokers related to brokered CDs were $6 million for both the three and nine months ended September 30, 2024.
Interest bearing deposits at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,642,613	4.07%	$9,582,290	4.27%
Savings	1,075,591	3.83	944,034	4.02
Certificates of deposit	9,293,904	4.01	10,540,428	4.20
Deposits - interest bearing	$20,012,108		$21,066,752
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of September 30, 2025 and December 31, 2024, there were $590 million and $567 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $53 million and $92 million at September 30, 2025 and December 31, 2024, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2025, $563 million notional of our derivative contracts were cleared on the CME and $21 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 96.4 percent and 3.6 percent, respectively, of our total notional derivative contracts of $584 million at September 30, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2025 was $(6.1) million and $(0.1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.8 million and $5 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2025.

As of September 30, 2025 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$809
Exposure to counterparties with credit ratings, net of collateral	$809
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2025. As of September 30, 2025, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,063,308	11.3%	$1,902,074	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,063,308	11.3%	$2,309,661	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,418,923	12.6%	$2,853,110	>	10.5%
Tier 1 Capital (to Average Assets)	$3,063,308	10.4%	$1,177,879	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)    For both September 30, 2025 and December 31, 2024, the actual amounts and the actual ratios include the fully phased in adjusted transition amounts discussed above.

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $100 million and $294 million in dividends to the Company for the three and nine months ended September 30, 2025, respectively, and $116 million and $414 million in dividends to the Company for the three and nine months ended September 30, 2024, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2025 and December 31, 2024, respectively. For additional information, see Note 7, “Borrowings” in this Form 10-Q.

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$990,956	$990,956	$—	$995,420	$995,420
Total unsecured borrowings	—	990,956	990,956	—	995,420	995,420
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,404,267	4,404,267	—	4,617,743	4,617,743
Variable-rate	—	743,772	743,772	—	827,182	827,182
Total Private Education Loan term securitizations	—	5,148,039	5,148,039	—	5,444,925	5,444,925
Secured Borrowing Facility	—	700,000	700,000	—	—	—
Total secured borrowings	—	5,848,039	5,848,039	—	5,444,925	5,444,925
Total	$—	$6,838,995	$6,838,995	$—	$6,440,345	$6,440,345
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2025, nor in the year ended December 31, 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.0 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2025, nor in the year ended December 31, 2024.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2025, we had $2.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year. At September 30, 2025, we had a $98 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2024 Form 10-K and Note 4, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at September 30, 2025 and 2024, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for September 30, 2025 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure. Management is evaluating this trend to determine if, and when, further actions are necessary to manage EVE sensitivity.

	2025				2024
As of September 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-11.4%	-3.6%	+3.1%	+9.7%	-7.0%	-2.2%	+1.9%	+5.3%
EAR - Ramp	-8.0%	-2.6%	+2.4%	+7.1%	-4.0%	-1.3%	+1.1%	+3.2%
EVE	-24.0%	-8.0%	+7.6%	+23.2%	-21.3%	-7.0%	+6.6%	+20.8%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2025. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of September 30, 2025 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$414.4	$(414.4)
SOFR Rate	daily/weekly/monthly	5,087.3	5,657.4	(570.1)
3-month SOFR	quarterly	—	251.0	(251.0)
3-month Treasury bill	weekly	—	—	—
Prime	monthly	0.2	—	0.2
Non-Discrete reset(2)	daily/weekly	3,784.4	3,569.1	215.3
Fixed-Rate(3)		20,733.5	19,713.5	1,020.0
Total		$29,605.4	$29,605.4	$—

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

The “Funding Gap” in the above table primarily shows mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.1 billion of stockholders’ equity and $0.4 billion of non-interest bearing liabilities. We consider the overall repricing risk to be low.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2025.

As of September 30, 2025 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.64
Cash and investments	1.49
Total earning assets	4.83

Deposits
Short-term deposits	0.55
Long-term deposits	3.05
Total deposits	0.84

Borrowings
Long-term borrowings	3.52
Total borrowings	3.52

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2025.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2025	637,173	$33.36	630,041	$282,000
August 1 - August 31, 2025	960,894	$31.73	934,464	$252,000
September 1 - September 30, 2025	4,067,329	$28.32	4,067,329	$138,000
Total Third Quarter 2025	5,665,396	$29.47	5,631,834

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 33,562 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     As of September 30, 2025, there was $138 million in capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expires on February 6, 2026. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the third quarter of 2025, we repurchased 5.6 million shares under 10b5-1 trading plans. See Note 9, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2025 was $27.68.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the third quarter of 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1
Retention Agreement, by and between SLM Corporation and Donna F. Vieira, dated as of September 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2025).

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
Peter M. Graham Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: October 23, 2025