Form 10-K
period 2025-12-31
SLM Corp
filed 2026-02-19
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2025
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
(302) 451-4911
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant as of June 30, 2025 was $6.8 billion (based on closing sale price of $32.79 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2026, there were 198,154,626 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement on Schedule 14A relating to the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.
Auditor Name:    KPMG LLP     Auditor Location:     McLean, Virginia            Auditor Firm ID:    185

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.
This Annual Report on Form 10-K contains “forward-looking statements” and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. These include, but are not limited to: strategies; goals and assumptions of the Company; the Company’s expectation and ability to execute loan sales (including sales under the Company’s new strategic partnership) and share repurchases; the Company’s expectation and ability to pay a quarterly cash dividend on our common stock in the future, subject to the approval of our Board of Directors; the Company’s 2026 guidance; the Company’s three-year horizon outlook; the Company’s credit outlook; the impact of acquisitions the Company has made or may make in the future; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of credit administration practices changes, including the results of simulations or other behavioral observations.
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the control of the Company, which may cause actual results to be materially different from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; changes in laws, regulations, and supervisory expectations, especially in light of the goals of the current federal administration; our ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and the impact of related changes in significant accounting estimates, including any regarding the measurement of our allowance for credit losses and the related provision expense; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of our risk management framework and quantitative models; changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws); and changes in the demand for our deposit products, including changes caused by new or emerging market entrants or technologies. We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; cybersecurity incidents, cyberattacks, risks related to artificial intelligence (“AI”), and other failures or breaches of our operating systems or infrastructure, including those of third-party vendors; the societal, demographic, business, and legislative/regulatory impact of pandemics, other public health crises, severe weather events, and/or natural disasters; damage to our reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on our business; changes in the demand for higher education, educational financing, or in financing preferences of lenders, educational institutions, students, and their families, including changes to the amount or availability of funding that educational institutions, students, or their families receive from government sources; changes in laws and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of our customers, or any change related thereto; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayments on the loans owned by us; changes in general economic or macroeconomic conditions, including changes due to inflation, stagflation, recession, shifts in the labor market, changes to government policies or initiatives, such as tariffs, trade wars, wars, immigration, and student visa policies, which could negatively impact consumer or business sentiment, demand for higher education, demand for student loans, our financial and business results and/or modeling, and our ability to successfully effectuate any acquisitions, strategic partnerships, or other initiatives. The preparation of our consolidated financial
2025 Form 10-K — SLM CORPORATION 1

statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.
All forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, and are made only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements to conform to actual results or changes in our expectations, nor to reflect events or circumstances that occur after the date on which such statements were made. In light of these risks, uncertainties, and assumptions, you should not put undue reliance on any forward-looking statements discussed herein.

2 SLM CORPORATION — 2025 Form 10-K

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

2025 Form 10-K — SLM CORPORATION 3

PART I.

Item 1. Business

Our Company Mission
SLM Corporation, more commonly known as Sallie Mae, is the premier financial brand in higher education. As an education solutions company, we provide students and their families with the products and services needed to confidently and successfully navigate their higher education journey. We support students and families navigating to, through, and immediately after higher education. We simplify the college planning process and advance higher education access and completion by providing free tools, resources, scholarships, and responsible financing options.
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

Our History
While the Sallie Mae name has existed for more than 50 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, consolidation loan, and business processing businesses. Navient retained all assets and liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement executed in connection with the Spin-Off (the “Separation and Distribution Agreement”). We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the Separation and Distribution Agreement. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713. Additionally, we have offices in New Castle, Delaware; Salt Lake City, Utah; Indianapolis, Indiana; Newton, Massachusetts; and Sterling, Virginia. Our telephone number is (302) 451-4911.

______________________
1 “Education pays, 2024,” Career Outlook, U.S. Bureau of Labor Statistics, May 2025.
2 https://research.collegeboard.org/trends/education-pays. The information contained on, or accessible through, the foregoing website does not constitute a part of, and is not incorporated by reference in, this Annual Report on Form 10-K.
4 SLM CORPORATION — 2025 Form 10-K

Our Business
Our business is focused and aligned to strategic imperatives that set the foundation for our continued success. Our focus is driving innovation to maximize the sustainable growth and profitability of our core private student loan business. Additionally, we aim to accelerate the growth of new lines of business to attract more customers requiring our products and services. We are also focused on building the data infrastructure, technology, and talent required to compete in a digital world. We seek to create a customer-centric brand as an education solutions company that supports students and families through their higher education journey. We are focused on driving greater internal commitment to our mission, brand, and strategy, while we evolve our structure and risk capabilities to support our core private student loan business and emerging new businesses.
Private Education Loans
Our primary business is to originate and service high-quality Private Education Loans. “Private Education Loans” are education loans for students or their families that are not made, insured, or guaranteed by any state or federal government. We also offer a range of deposit products insured by the Federal Deposit Insurance Corporation (the “FDIC”). We serve more families than any other private student loan lender. We originated approximately $7.4 billion of Private Education Loans in 2025, an increase of 6 percent from the year ended December 31, 2024. As of December 31, 2025, we had $20.3 billion of Private Education Loans held for investment, net, outstanding.
Our Private Education Loans serve primarily to bridge the gap between the cost of higher education and the amount funded through family income and savings, scholarships and grants, and federal financial aid. We also extend Private Education Loans as an alternative to similar federal education loan products where we believe our rates are competitive.
Private student lending is cyclical in nature. We typically experience peak volume of originations and commitments in the third quarter of our fiscal year, corresponding to the required timing of disbursements prior to the start of the fall semester at most higher education institutions. There is generally also a “mini-peak” in volume of originations and commitments in the first quarter of our fiscal year, corresponding to the required timing of disbursements prior to the start of the spring semester at most higher education institutions. Similarly, we also experience cyclicality with respect to when borrowers are scheduled to exit their applicable grace period and enter full principal and interest repayment status, with the largest volume generally happening in our fourth fiscal quarter, and a smaller wave occurring in our second fiscal quarter.
Our primary Private Education Loan product is the Smart Option Student Loan, which emphasizes in-school payment features that can produce shorter terms and reduce customers’ total finance charges. Customers elect one of three Smart Option repayment types at the time of loan origination. The first two, interest only and fixed payment options, require monthly payments while the student is in school and during the grace period thereafter, and accounted for more than half of the Private Education Loans the Bank originated during 2025. The third repayment option is the more traditional deferred Private Education Loan product where customers are not required to make payments while the student is in school and during the grace period after separation from school. The grace period for a Smart Option Student Loan generally runs for six months after the borrower separates from school and can run for up to 36 months for a small subset of graduate loans. Lower interest rates on the interest only and fixed payment options encourage customers to elect those options, which help reduce total loan cost compared with the traditional deferred option loan. Making payments while in school helps customers become accustomed to making on-time regular loan payments. We offer both variable-rate and fixed-rate loans.
We also offer six loan products for specific graduate programs of study. These include the Sallie Mae Law School Loan, the Sallie Mae MBA Loan, the Sallie Mae Graduate School Loan for Health Professions, the Sallie Mae Medical School Loan, the Sallie Mae Dental School Loan, and the Sallie Mae Graduate School Loan. These products were designed to address the specific needs of graduate students. We also offer two non-cost of attendance loans to support bar study preparation, as well as residency and relocation expenses for medical and dental school students. In 2025, we launched the Airline Career Loan which is tailored to the unique needs of students pursuing professional pilot program certificates.
2025 Form 10-K — SLM CORPORATION 5

We regularly review and update the terms of our Private Education Loan products. As a holder of Private Education Loans, we bear the full credit risk of the customers. We manage this risk by underwriting and pricing based on customized credit scoring criteria and the addition of qualified cosigners. For Private Education Loans originated during the year ended December 31, 2025, our average FICO scores (representing the higher credit scores of the cosigners or borrowers) at the time of original approval were 755, and approximately 92.8 percent of those loans were cosigned. In addition, for all loans other than Bar Study loans and Residency and Relocation loans, we require school certification of both the need for, and the amount of, every Private Education Loan we originate (to prevent unnecessary borrowing beyond a school’s cost of attendance), and we disburse the loan proceeds directly to the higher education institutions to ensure loan proceeds are applied directly to the student’s education expenses.
The core of our marketing strategy is to promote our products on campuses through financial aid offices as well as through online and direct marketing to students and families. Our on-campus efforts with more than 2,100 higher education institutions are actively managed by our relationship management team, the largest in the industry, which has become a trusted resource for financial aid offices.
Our loans are of high-credit quality, and the overwhelming majority of our customers manage their payments with great success. Private Education Loans in repayment include loans on which customers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. At December 31, 2025, 4.0 percent of Private Education Loans (held for investment) in repayment were 30 days or more delinquent, and Private Education Loans (held for investment) in forbearance were 2.7 percent of loans in repayment and forbearance. In 2025, Private Education Loan net charge-offs as a percentage of average loans in repayment were 2.15 percent.
Sallie Mae Bank
The Bank, which is regulated by the Utah Department of Financial Institutions (the “UDFI”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”), offers traditional savings products, such as high-yield savings accounts, money market accounts, and certificates of deposit (“CDs”), and originates Private Education Loans. At December 31, 2025, the Bank had total assets of $29.7 billion, including $20.4 billion of Private Education Loans (held for investment), net, and total deposits of $21.5 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain our Private Education Loan originations and achieve other business goals. Our ability to obtain such funding is dependent, in part, on the capital levels of the Bank and its compliance with other applicable regulatory requirements. During 2025, we maintained our diversified funding base by raising $0.5 billion in term funding collateralized by pools of Private Education Loans in the long-term asset-backed securities (“ABS”) market. This brought our total ABS funding outstanding at December 31, 2025 to $4.9 billion, or 24 percent of our total Private Education Loans held for investment portfolio. We plan to continue to use ABS funding, market conditions permitting. This helps us better match-fund our assets and avoids excessive reliance on deposit funding.
See Item 1. “Business — Supervision and Regulation — Regulation of Sallie Mae Bank” for additional details about the Bank.
Strategic Partnerships and Loan Program Management
In 2025, we announced our first private credit strategic partnership. This new funding model allows us to establish a capital-light, fee-based revenue strategy that complements our core private student loan business. Under our strategic partnership (and any future partnerships that we may enter into), we intend to sell Private Education Loans while maintaining the relationships with customers, retaining servicing for the sold loans, and earning ongoing fees for providing servicing and program management, including industry expertise. We expect strategic partnerships to expand our access to scalable and capital efficient funding through innovative structures, while strengthening our loan originations capacity and ability to serve students families.
6 SLM CORPORATION — 2025 Form 10-K

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
2025 Form 10-K — SLM CORPORATION 7

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
•an online chat function for application support, customer service, and collections related inquiries;
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
In 2023, we completed the acquisition of several key assets of Scholly, Inc. (“Scholly”), which was engaged in the business of operating as a scholarship publishing and servicing platform, comprised of websites and mobile application search products that offered custom recommendations for post-secondary scholarships for students, their families, and others as well as related services for scholarship providers. Scholly supports our mission of providing students with the confidence needed to successfully navigate the higher education journey.

8 SLM CORPORATION — 2025 Form 10-K

Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based primarily on three factors: college enrollment levels, the costs of attending college, and the availability of funds from the federal government to pay for a college education. The amounts students and their families can contribute toward college costs and the availability of scholarships and institutional grants are also important. If the cost of education increases at a pace exceeding the sum of family income, savings, federal lending, and scholarships, or the availability of federal education loans, grants, or subsidies and scholarships significantly decrease, more students and families can be expected to rely on Private Education Loans. If enrollment levels or college costs decline, or the availability of federal education loans, grants, or subsidies and scholarships significantly increases, Private Education Loan demand could decrease.
Traditionally, we have focused primarily on students attending public and private not-for-profit four-year degree granting institutions. We lend to some students attending two-year and for-profit schools. Due to the lower cost of two-year programs, federal grant and loan programs are typically sufficient for the funding needs of these students. Approximately 16 percent or $1.25 billion of our 2025 Private Education Loan originations were for students attending for-profit schools. The for-profit schools where we continue to do business are primarily focused on career training and health care fields. We expect students who attend and complete programs at for-profit schools to support the same repayment performance as students who attend and graduate from public and private not-for-profit four-year degree granting institutions.
As discussed in more detail in Item 1. “Business — Supervision and Regulation — Overview”, certain reforms to the federal student loan program have been enacted into law and will become effective for new borrowers beginning July 1, 2026. We anticipate that these changes to the federal student loan program, which establish caps on certain federal student loan programs and eliminate certain federal graduate student loan programs, will increase demand for Private Education Loans, particularly for graduate students and parents. As part of our origination expansion initiative, we are working to expand our product offerings and originations capabilities to be ready for this anticipated increase in demand.
Our primary competitors1 in the Private Education Loan market include large banks and specialty finance companies such as Citizens Financial Group, Inc., PNC Bank, Sofi Technologies, Inc. and College Ave, and members of the Education Finance Council. We compete based on our products, originations capability, price, and customer service.

______________________
1Source: Enterval Analytics LLC Q3 2025 Private Student Loan Semi Annual Report, January 2026.
2025 Form 10-K — SLM CORPORATION 9

Enrollment
According to the College Board’s study, the full-time equivalent enrollment for undergraduate and graduate students has remained relatively flat since 2020/2021.2 We expect that trend to continue over the next several years.

Full-Time Equivalent Enrollment2
(in millions)

______________________
2Source: The College Board-Trends in College Pricing 2025. © 2025 The College Board. These are the most recent sources available to us for this information. 2024/2025 is an estimate.

10 SLM CORPORATION — 2025 Form 10-K

Tuition Rates

Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 2.1 percent and 3.4 percent, respectively, from AYs 2021-2022 through 2025-2026. Average published tuition and fees at public and private four-year not-for-profit institutions grew 2.7 percent and 3.6 percent, respectively, between AYs 2023-2024 and 2024-2025 and 2.9 percent and 4.0 percent, respectively, between AYs 2024-2025 and 2025-2026.3

Published Tuition and Fees3
(Dollars in actuals)

3 Source: The College Board-Trends in College Pricing 2025. © 2025 The College Board. The College Board restates its data annually, which may cause previously reported results to vary.
2025 Form 10-K — SLM CORPORATION 11

Sources of Funding

Private Education Loan originations were an estimated $11.5 billion in AY 2024-2025, consistent with an estimated $11.5 billion of Private Education Loan originations in AY 2023-2024.4

4 Source: The College Board-Trends in Student Aid 2025© The College Board. Enterval LLC. Funding sources in current dollars and include federal and private student loan data. Other sources for the size of the Private Education Loan market exist and may cite the size of the market differently. The College Board restates its data annually, which may cause previously reported results to vary. We rely on publicly available sources for market estimates, because we believe it provides a more appropriate basis for comparison of the performance of our business.

12 SLM CORPORATION — 2025 Form 10-K

We estimate total spending on higher education was $536 billion in AY 2024-2025, up from $466 billion in AY 2020-2021. Private Education Loan originations increased $1 billion from the year-ago period to an estimated $14 billion in AY 2024-2025 and represent just 2.6 percent of total spending on higher education.5
Over the AYs 2020-2025 period, increases in total spending have been absorbed primarily through increased family contributions. If household finances continue to improve, we would expect this trend to continue.

Education Funding Sources [5]
(Dollars in Billions)

$600
$500
$400
$300
$200
$100
-
$466
$470
$486
$509
$536

	20-21	21-22	22-23	23-24	24-25 (est)
Private Education Loans	$12	$13	$14	$13	$14
Tax Benefits & Work Study	$13	$13	$13	$13	$13
State & Federal Loans	$85	$83	$84	$86	$89
Grants	$139	$142	$150	$160	$174
Family Contribution	$218	$219	$225	$237	$246

Family Contribution · Grants · State & Federal Loans · Tax Benefits & Work Study · Private Education Loans

_________________________

[5] Source: Total post-secondary education spending is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the U.S. Department of Education, National Center for Education Statistics, Digest of Education Statistics to 2031 (NCES 2025, January 2025), The Integrated Postsecondary Education Data System (IPEDS), College Board -Trends in College Pricing and Student Aid 2025. © 2025 The College Board and Company analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. NCES, IPEDS, and College Board restate their data annually, which may cause previous reports to vary. We have also recalculated figures in our Company analysis to standardize all costs of attendance to dollars not adjusted for inflation. This has a minimal impact on historically-stated numbers.

2025 Form 10-K — SLM CORPORATION 13

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
Federal law establishes requirements and mandates oversight on almost every aspect of the U.S. financial services industry, including consumer protection laws and regulations, capital and liquidity requirements, limits on leverage, and enhanced supervisory authority.
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
Passage of H.R.1
The passage of H.R.1 in July 2025 (“H.R.1.”) introduced significant changes to federal student loan programs, effective July 1, 2026, with limited grandfathering for existing borrowers. Key changes to federal student loan programs and repayment options under H.R.1 include:
•the elimination of Grad PLUS loans for graduate students;
•the capping of Parent PLUS loans at $20,000 annually and $65,000 lifetime per student;
•new Graduate loan limits of $20,500 annually ($100,000 lifetime) for non-professional degrees and $50,000 annually ($200,000 lifetime) for professional degrees;
•new universal lifetime borrowing cap across all federal programs;
•an overhaul of the federal student loan repayment structure including the introduction of the Repayment Assistance Plan (RAP), requiring payments of 1%–10% of adjusted gross income, with forgiveness after 30 years;
•a phase-out of existing income-driven repayment plans (e.g., SAVE, PAYE, ICR) by July 1, 2028; and
•stricter forbearance and deferment provisions.
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
14 SLM CORPORATION — 2025 Form 10-K

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
The Private Education Loan Ombudsman within the CFPB is authorized to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman is required by law to report to Congress annually on the trends and issues identified through this process. The CFPB recently indicated its intent to deemphasize student loans in its supervision and examination priorities going forward. Further, the operational, enforcement and regulatory posture of the CFPB under the current federal administration is currently unclear.
Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC, the UDFI, and the CFPB. We are not a bank holding company under the Bank Holding Company Act, and, therefore are not subject to the federal regulations applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank, and our other non-bank subsidiaries.
General
The Bank is currently subject to prudential regulation and examination by the FDIC and the UDFI, and consumer compliance regulation and examination by the CFPB. Numerous other federal and state laws and regulations govern almost all aspects of the operations of the Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.
2025 Form 10-K — SLM CORPORATION 15

Actions by Federal and State Regulators
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and the FDIC have the authority to compel or restrict certain actions of the Bank if it is determined to lack sufficient capital or other resources or is otherwise operating in a manner deemed to be inconsistent with safe and sound banking practices. Under this authority, the Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders, pursuant to which the Bank would be required to take identified corrective actions to address cited concerns and refrain from taking certain actions.
Enforcement Powers of Regulators
As “institution-affiliated parties” of the Bank, we, our non-bank subsidiaries, and our management, employees, agents, independent contractors, and consultants are subject to potential civil and criminal penalties for violations of law, regulations, or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information, or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 per day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including by compelling restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
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
We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common
16 SLM CORPORATION — 2025 Form 10-K

share repurchases by the Company under the Company’s share repurchase programs. The Bank declared $700 million, $570 million, and $550 million in dividends for the years ended December 31, 2025, 2024, and 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.
Our Board of Directors has authorized share repurchase programs during prior years, including a share repurchase program which was approved in January 2024 (for a program of up to $650 million of common stock). As of December 31, 2025, we had $33 million of capacity remaining under the 2024 Share Repurchase Program (as hereinafter defined). The 2024 Share Repurchase Program expired on February 6, 2026. On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and is expected to be completed over the next approximately 24 months ending on February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time in various transaction formats including, but not limited to, tender offers, open market purchases, accelerated share repurchases, negotiated or block purchases, and/ or pursuant to trading plans in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), up to an aggregate repurchase price not to exceed $500 million.
Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. We repurchased 12.8 million and 11.6 million shares during the years ended December 31, 2025 and 2024, respectively. See Notes to the Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in this Form 10-K for additional information.
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
2025 Form 10-K — SLM CORPORATION 17

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
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. The Bank received a CRA rating of Outstanding on its most recent review.
Data Privacy and Data Security Laws and Regulations
The federal banking regulators, as required by the Gramm-Leach-Bliley Act (“GLBA”), have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to unaffiliated third parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal information with unaffiliated third parties, with some exceptions. Financial institutions generally may not disclose certain consumer or account information to any unaffiliated third party for use in telemarketing, direct mail marketing, or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have adopted regulations for maintaining the security and confidentiality of consumer information, and the Bank is subject to such regulations, as well as certain federal and state laws or regulations for notifying consumers or governmental agencies in the event of a security breach. In addition, we must comply with increasingly complex and rigorous data privacy and data security laws and regulations enacted or adopted to protect business and personal information. These laws and regulations impose additional obligations on companies regarding the handling of personal information and provide certain individual privacy rights to persons whose personal information is stored and shared. Any failure to comply with these laws and regulations could subject us to legal and reputational risk. For example, we are subject the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and data security). At the state level, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA and brought additional compliance obligations with respect to certain processing of personal information of California residents once it came into effect in most material respects on January 1, 2023. The CCPA and CPRA apply to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA and CPRA contain several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. However, the definition of personal information is expanded under the California statutes to apply to certain data
18 SLM CORPORATION — 2025 Form 10-K

beyond the scope of the GLBA exemption. Additionally, numerous other states have enacted or are in the process of enacting state-level data privacy and data security laws and regulations relating to the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information, including the personal information of minors in some cases. Further, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Misuse of or failure to secure certain personal information could result in violation of data privacy or data security laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility, and could negatively affect our business, financial condition, and results of operations. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy or data security law is enacted, or if regulators whose authority we are subject to adopt additional or amend existing data privacy or data security regulations, we may expend considerable additional resources to meet these requirements and the overall risk to the Company could incrementally increase depending upon the reach and application of any such laws or regulations.
State Regulation of Student Loan Lenders, Holders, and Servicers
In certain states, laws regulating the conduct of student loan lenders, holders, and servicers may apply to and impact the origination, holding, and servicing practices of the Bank and/or other Company subsidiaries. While these state laws vary in content, they generally include components relating to licensure and oversight by state authorities and the creation of specialized student loan ombudsman offices to oversee the student loan industry operating within these states. These laws may also include requirements pertaining to registration, reporting, payment processing, customer communications, the handling of customer inquiries and complaints, information concerning loan repayment options, access to borrower account records, the processing of disability applications and borrower requests to remove cosigners from loans, and debt collection, among other requirements. Notably, these laws often include provisions for enforcement of alleged violations by state regulators as well as private litigation by aggrieved consumers.
Other Sources of Regulation
Many other aspects of our businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires certain standardized derivatives, including most interest rate swaps, to be submitted for clearing to central intermediaries to reduce counterparty risk. Two of the central intermediaries we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are required to be accounted for as legal settlement. As of December 31, 2025, $562 million notional of our derivative contracts were cleared on the CME and $11 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 98.0 percent and 2.0 percent, respectively, of our total notional derivative contracts of $573 million at December 31, 2025. Our exposure on these derivative contracts is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero.
Credit Risk Retention
The Dodd-Frank risk retention rules generally require sponsors of ABS, such as Sallie Mae, to retain an economic interest in an ABS transaction that represents at least five percent of the credit risk of the assets being securitized. We early adopted the Dodd-Frank risk retention rules beginning with our 2016-A securitization transaction completed in May 2016. For our 2016-A transaction and subsequent securitizations that are treated as on-balance sheet, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period of time) an “eligible horizontal residual interest” comprised of residual certificates representing at least five percent of the fair value of all ABS interests issued in the securitization transaction, determined as of the date of transfer. For any securitizations that are treated as off-balance sheet, including any loan sale transactions structured as securitizations, we comply with the Dodd-Frank risk retention rules by retaining (for a requisite period) an “eligible vertical interest” comprised of a five percent interest in each class of ABS interests issued in any such transaction; for future off-balance securitizations, we may comply with the Dodd-Frank risk retention rules in a different manner.
2025 Form 10-K — SLM CORPORATION 19

Anti-Money Laundering, the USA PATRIOT Act, and U.S. Economic Sanctions
The Bank is subject to the reporting and recordkeeping requirements of the Bank Secrecy Act (“BSA”) and its implementing regulations. The BSA was amended by the USA PATRIOT Act of 2001, which substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department and federal banking regulators have issued a number of regulations that apply various requirements of the BSA to financial institutions such as the Bank. The BSA and its implementing regulations impose obligations on financial institutions to, among other things, maintain internal policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to maintain programs to verify the identity of their customers, among other requirements. In addition, U.S. law generally prohibits or substantially restricts U.S. persons from doing business with countries and territories that are the subject of comprehensive territorial sanctions imposed by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or with persons that are the subject of sanctions administered by OFAC or other agencies. OFAC sanctions programs also impose other restrictions on certain investments and dealings. We maintain policies and procedures designed to ensure compliance with relevant U.S. laws and regulations applicable to U.S. persons, including the BSA, as amended, and its implementing regulations and U.S. economic sanctions.
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
As of December 31, 2025, we had approximately 1,788 team members, all located in the United States. We believe an engaged workforce leads to a more innovative, productive, and profitable company. For this reason, we measure employee engagement through culture surveys. These culture surveys provide insights we use to create an environment in which team members thrive and bring their full selves to work.
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
Our team members are involved in the communities in which they live and work through the Sallie Mae Employee Volunteer Program and the Sallie Mae Employee Matching Gift Program. In 2025, our team members donated approximately 3,447 hours through our community engagement programs. We also provide matching gifts for team members to support their interests and needs and those of their communities.
20 SLM CORPORATION — 2025 Form 10-K

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
•Our core product offerings are concentrated in Private Education Loan products and services. Such concentrations and the competitive environment for those products and services subject us to risks that could adversely affect our financial position.
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
•Our deposit funding base is primarily concentrated in online deposit products, including high-yield savings accounts, money market accounts, and certificates of deposit. This concentration subjects us to risks that could adversely affect our liquidity, funding costs, and overall financial condition.
•A deterioration in economic or macroeconomic conditions, or instability in the macroeconomic environment, could have a material adverse effect on our business, financial condition, and/or results of operations.
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
2025 Form 10-K — SLM CORPORATION 21

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
•We could lose market share if we are not able to keep pace with rapid changes in technology (including AI).
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
•New lines of business, strategic partnerships, and/or initiatives and our ability to successfully begin or make new acquisitions, strategic partnerships, and/or initiatives are subject to significant risks.
•Our origination expansion initiative and strategic partnership funding model are new and untested and may expose us to a broad range of potential risks.
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

22 SLM CORPORATION — 2025 Form 10-K

RISK FACTORS
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, financial condition (including capital and liquidity), results of operations, cash flows, and/or stock price. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that (i) are presently not known to us, (ii) we have failed to identify or appreciate, or (iii) we currently consider immaterial. These Risk Factors, together with other information in this Form 10-K and our other filings with the SEC, should be carefully considered before making an investment decision regarding our securities.
CONCENTRATION & COMPETITIVE RISK
Our core product offerings are primarily concentrated in Private Education Loan products and services. Such concentrations and the competitive environment for those products and services subject us to risks that could adversely affect our financial position.
Our core product offerings are primarily concentrated in loan products for higher education, specifically Private Education Loans. At December 31, 2025, approximately 71 percent of our total assets, and 83 percent of our total assets excluding cash and cash equivalents, were comprised of Private Education Loans. This concentration poses the risk that any disruption, dislocation, significant adverse legislative or regulatory change, or other negative event or trend in the Private Education Loan market, the overall education loan market, the higher education market, or the overall economic environment—including an inflationary and rising or high interest rate environment or a recession in the U.S.—could disproportionately and adversely affect our business, financial condition, and results of operations.
We compete with financial technology (“FinTech”) companies, banks, digital asset service providers, and other consumer lending institutions. Certain of these competitors have lower return hurdles than more traditional consumer lending institutions, and some may have greater financial resources or more diversified asset portfolios, which could enable them to be more competitive in their products and offerings. The emergence, adoption, and evolution of new technologies and advances in robotic process automation and AI could significantly affect the competition for Private Education Loans. The use of marketplace lending sites is also growing in popularity in the private student loan sector. Growth in these alternative distribution channels could diminish the effectiveness of our more traditional lending channels and increase our cost to originate Private Education Loans.
The federal government, through the Federal Direct Student Loan Program and other higher education lending programs, also poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affect the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge the gap between available funds, including family savings, scholarships, grants, and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limits on the amount of federal loans any student can receive and determines the criteria for student eligibility. These federal education lending programs are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965 (the “HEA”). However, the passage of H.R. 1 in July 2025 introduced significant changes to federal student loan programs that are expected to reduce the federal government’s borrowing capacity for graduate and professional students, creating substantial funding gaps for borrowers and shifting demand to Private Education Loans or other alternatives, particularly for students in high-cost educational programs. The impacts of H.R.1’s changes may result in increased risk of competition and market disruptions, borrower affordability challenges, and potential reputational considerations for private student loan lenders. Future legislative changes, amendments, or rulemakings related to or impacting the HEA, the Federal Direct Student Loan Program, H.R.1, and/or other government efforts to provide relief for borrowers of student loans in general, could provide a legislative vehicle for additional changes to student loan programs. Possible components that could impact the Private Education Loan market and our business include changes to federal education loan limits and/or payment requirements, or private loan refinancing programs. Other components of any legislation also could have a negative impact on our business and financial condition. See “— POLITICAL/REPUTATIONAL RISK” in this Item 1A.
Moreover, given H.R. 1’s changes to government-supported higher education funding and repayment plans, and the current federal administration’s deregulatory posture, we expect that our competition will increase as various lending institutions, FinTechs, and other competitors enter or re-enter the Private Education Loan market with the intent of disrupting and/or capturing newly created or existing market share (including through new student loan offerings or refinancing of existing loans). We compete based on our brand, products, origination capability,
2025 Form 10-K — SLM CORPORATION 23

institutional relationships, student loan industry and underwriting expertise, and customer service. To the extent our competitors compete more aggressively or effectively, position themselves to capture more opportunity from H.R. 1, or offer new, novel, or more successful products or services, we could lose market share to them and/or our existing loans could be subject to consolidation or refinancing risk.
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
•Government education loan programs;
•Direct loans from colleges and universities, as well as income sharing agreements offered by schools and facilitated by private companies;
•Employer-sponsored tuition reimbursement or education benefit programs;
•Alternative credentialing, online education, and non-degree programs; and
•“Buy now, pay later” or other FinTech-driven tuition payment models.
In addition, our ability to grow Private Education Loan originations and retain assets at our planned levels could be negatively affected if:
•Demographic trends in the United States result in a decrease in college-age individuals;
•Demand for higher education decreases (which can occur, among other times, during periods of strong employment in the United States, due to decreased interest or access to U.S. higher education by international students, and/or when fewer employers require college degrees for their employees (including as a result of changes to macroeconomic conditions, workforce needs, and/or changes in technology and AI));
•The cost of attendance of higher education decreases;
•Consumers increase their targeted savings for higher education;
•Prepayment rates on our Private Education Loans increase or accelerate due to greater market liquidity, availability of alternative means of financing, improved household incomes, increasing consumer confidence, and/or various other factors;
•State or federal initiatives for tuition-free or debt-free college;
•Negative media or political attention on private student lending;
•There is broader public resistance to increasing higher education costs; or
•Proposals for new federal and state education spending described below in “—POLITICAL/REPUTATIONAL RISK” gain broader appeal or momentum.
In addition, other macroeconomic factors such as high unemployment, recession, inflation, stagflation, wars, trade wars, or tariffs may also negatively impact loan applicants’ or borrowers’ ability to meet our credit standards or repay credit obligations. See “—MACROECONOMIC RISK—A deterioration in economic or macroeconomic
24 SLM CORPORATION — 2025 Form 10-K

conditions, or instability in the macroeconomic environment, could have a material adverse effect on our business, financial condition, and/or results of operations.”
Consolidation or refinancing of existing Private Education Loans could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
We believe the design of our Private Education Loan products, with emphasis on rigorous underwriting, credit-worthy cosigners and variable or fixed interest rates, creates sustainable, competitive loan products. However, increasing amounts of private education consolidation loans at interest rates below those of our existing portfolio - whether from private sources (including FinTech companies) or otherwise - can contribute to an increase in the prepayment rates of our existing Private Education Loans and, if prolonged and continuous, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows. Increases in consolidation loans may result from competition, as there has been, and there may continue to be, an increase in the number of lenders offering consolidation or refinancing products.
Our deposit funding base is primarily concentrated in online deposit products, including high-yield savings accounts, money market accounts, and certificates of deposit. This concentration subjects us to risks that could adversely affect our liquidity, funding costs, and overall financial condition.
We face substantial competition for our online deposit products. We expect to compete based primarily on a combination of reputation, rate, and availability of information about our deposit products. Our competitors, many of whom have greater financial resources or lower costs than we do, may be more effective in attracting new deposits and retaining existing deposits such as by offering more competitive rates, dedicating more resources for advertising, or engaging in more effective forms of marketing. For instance, our new depositor acquisition marketing is partly dependent on search engines, as well as bank deposit information aggregators, to direct a significant amount of traffic to our website via organic ranking and paid search advertising. Our bank competitors’ paid search activities, such as pay per click marketing, may result in their sites receiving higher search results than ours, thus leading to significant increases in the cost of such depositor acquisition for us. In addition, changes to search engines and deposit information aggregators’ methodologies and business practices could result in a decline in our new deposit growth or existing customer retention.
Additionally, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies, including FinTech companies that may offer bank-like products or services that compete directly with our deposit products and services or that offer other types of cash management products, such as stablecoins, non-fungible tokens, digital currencies, and cryptocurrencies. Increased competition for deposits could cause our cost of funds to increase, which could negatively impact our loan pricing and net interest margin. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as the Bank. See also “—LIQUIDITY RISK” in this Item 1A.
MACROECONOMIC RISK
A deterioration in economic or macroeconomic conditions, or instability in the macroeconomic environment, could have a material adverse effect on our business, financial condition, and/or results of operations.
Because we offer an array of financial and higher educational focused products and services to borrowers, consumers, investors, and depositors, our financial performance is closely tied to the level of consumer and market sentiment, business activity, labor demand, the demand for higher education products and services, and the demand for deposit accounts. A prolonged period of economic weakness, volatility, slow growth, or a deterioration in macroeconomic conditions in the United States and/or globally could result in higher loan defaults, increased net charge-offs, changes to our provision for credit losses, lower deposit levels or deposit demand, liquidity issues, and/ or reduced demand for new labor, higher education, higher education products, and/or private student loans, which could have a material adverse effect on our financial condition and results of operations.
A number of factors could disrupt capital markets, reduce consumer and market sentiment, business activity, demand for or funding of higher education, and weaken the labor market, including, but not limited to:
2025 Form 10-K — SLM CORPORATION 25

•Monetary policy actions, such as changes to interest rates by the Federal Reserve or other central banks, and increases in the U.S. fiscal deficit or debt-to-GDP ratio;
•Fiscal policy actions, including changes to applicable tax codes, at both the federal and state level;
•Geopolitical conflicts or instabilities, such as wars, or increased tensions between major economies, or changes to immigration and visa policies;
•Trade wars, tariffs, labor shortages, and disruptions of global supply chains;
•U.S. government stalemates, which may lead to government shutdowns, developments related to the federal debt ceiling, or credit-rating downgrades;
•Inflation or deflation, and the effects of related governmental responses;
•Concerns over a potential recession or a recession, which may lead to changes in consumer and business spending patterns, credit risks, and liquidity concerns;
•Technology-driven disruption of certain industries, including those resulting from advances in AI, robotics, and digital assets;
•Lower demand for higher education caused by shifts in demographics, the labor market, technology-driven disruption and AI, reduced education funding, reduced access to higher education providers, and decreased immigration or access to student visas; and
•Shifts in consumer behavior, including changes in deposit practices and payment patterns.
Decreases in overall business activity, sudden and/or unexpected changes in economic or macroeconomic conditions, and changes in customer behavior may lead to increases in our charge-off rates, reduce our ability to recover previously charged-off debt, and decrease the reliability of our internal processes and models, including those used to estimate our allowance for credit losses and higher education demand projections. Unexpected variations in key inputs and assumptions may cause actual losses to diverge from model projections, increasing reliance on management’s judgment and potentially resulting in adverse impacts to our financial results. See also “—CREDIT RISK”, “—INTEREST RATE RISK”, and “—LIQUIDITY RISK” in this Item 1A.
CREDIT RISK
Defaults on our Private Education Loans could adversely affect our business, financial condition, results of operations, and/or cash flows.
We bear the full credit exposure on the Private Education Loans in our portfolio, which are unsecured loans. If those loans were to default at rates much higher than anticipated or at speeds faster than anticipated, our business, financial condition, results of operations, and/or cash flows could be adversely affected. Delinquencies are an important indicator of the potential future credit performance of our loan portfolio. Many factors can have an impact on borrower delinquencies, including, without limitation, economic conditions (including inflationary, rising or high interest rate, and recessionary environments), the imposition or removal of tariffs (indirectly affecting consumer prices, spending, and saving habits), changes in interest rates, personal circumstances and hardships, risk characteristics such as school type, loan status, loan seasoning, underwriting criteria, presence of a cosigner, changes made in credit administration practices from time to time, changes in loan underwriting criteria made from time to time, legislative, regulatory and operational changes, servicing and collections staffing challenges, other operational challenges we may encounter, the cessation by the federal government of any payment suspension programs it may implement from time to time for borrowers of federal student loans, the invalidation or failure of efforts to forgive or lessen the burden of federal student loan indebtedness for certain borrowers, and unforeseen events or trends.
Rising unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults, and loan modifications, or otherwise negatively affect performance of our existing education loan portfolio, as such factors may cause borrowers and cosigners to experience trouble repaying credit obligations or meeting our credit standards. The impact of these factors may be heightened in rising or high-interest rate environments when interest rates rise causing payments on variable-rate loans to increase. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” for a discussion of how items such as changes in credit administration practices can impact the timing and level of delinquencies and defaults on our
26 SLM CORPORATION — 2025 Form 10-K

loans. As part of our underwriting process, we rely heavily upon information supplied by applicants and third parties. If any of this information is intentionally or negligently misrepresented, or is inaccurate, and is not detected by us before completing the transaction, or changes after we collect the information, we may experience increased credit risk. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition, and results of operations and limit funding options, which could also adversely impact our liquidity position. Our Private Education Loan (held for investment) delinquencies (loans greater than 30 days past due), as a percentage of Private Education Loans (held for investment) in repayment, were 4.00 percent at December 31, 2025.
Our allowance for credit losses may not be adequate to cover actual losses in all possible scenarios, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and/or results of operations.
We are required to measure our allowance for credit losses based on our estimate of all current expected credit losses over the remaining contractual term of our assets. The current expected credit loss (“CECL”) standard resulted in a significant change in how we recognize credit losses and has had a material impact on our financial condition, results of operations, and capital levels. The evaluation of our allowance for credit losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The measurement of expected credit losses is based on historical information, current conditions, and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. Our models take into account historical loss experience in various economic conditions to estimate expected future losses based upon future economic forecasts over a period of time (“reasonable and supportable period”), at which point we immediately revert our forecasted economic factors to long-term historical loss conditions. Defaults can be higher than anticipated due to a variety of factors, and our models may not accurately estimate future loan loss performance. The models used in calculating our CECL estimates include forecasts of future economic conditions, the weighting of economic forecasts, prepayment speeds, and recovery rates. If these forecasts prove to be inaccurate, or our models were not designed properly, our allowance for credit losses may not be sufficient to cover future losses, which could negatively impact our financial condition, results of operations, and capital levels. In addition, the amount of losses recorded under CECL is very sensitive to the inputs described above. As such, changes to these inputs could significantly change the amount of allowance necessary, which could have a negative impact on our financial results and capital levels. Additionally, regulatory agencies may periodically review our allowance for credit losses, including our methodology and models used in calculating the allowance, and could insist on an increase in the allowance or recognition of additional charge-offs based on judgments different than those used by our management. If these differences in judgment are significant, our allowance could increase significantly and result in sizable decreases in our net income and capital. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Credit Losses” for further details regarding our allowance for credit losses.
We are subject to the creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows.
We are also subject to the creditworthiness of third parties, including various lending, securitization, strategic partnership, investment, and derivative counterparties. Our overall counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, or the ability of our counterparties to perform their obligations becomes impaired or less certain, the obligations of our counterparties to us or our investments in any counterparties or their securities could become impaired, which could have a material adverse impact on our business, financial condition, results of operations, and/or cash flows.
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
2025 Form 10-K — SLM CORPORATION 27

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
28 SLM CORPORATION — 2025 Form 10-K

creditworthiness of third parties other than borrowers and exposure to those third parties could adversely affect our business, financial condition, results of operations, and/or cash flows” in this Item 1A.
LIQUIDITY RISK
Our ability to achieve our business goals will be heavily reliant on our ability to obtain deposits, obtain funding through asset-backed securitizations, and sell loans at attractive prices. An inability to effectively manage our liquidity could negatively impact our ability to fund our business obligations and opportunities, which could lead to regulatory scrutiny and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
We must effectively manage the liquidity risk inherent in our business. We require liquidity to meet cash requirements for such things as day-to-day operating expenses, funding of our Private Education Loan originations, deposit withdrawals and maturities, payment of any declared dividends on our preferred stock and common stock, payment of our debt service, and payment for any shares of common stock or preferred stock acquired under any stock repurchase program or otherwise. Our primary sources of liquidity and funding are customer deposits, payments received on Private Education Loans that we hold, and proceeds from loan sales and securitization transactions. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of economic stress or capital market disruptions.
We fund Private Education Loan originations through asset-backed securitizations and deposits raised by the Bank, including term and liquid brokered and retail deposits, as well as Educational 529 and Health Savings Account deposits, and with proceeds received from loan sales. Assets funded through deposits result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we originate. The significant competition for deposits from other banking organizations, new FinTech companies, or other types of cash management products, such as digital wallets, non-fungible tokens and digital currencies and cryptocurrencies (including stablecoins), which are also seeking stable deposits to support their funding needs, may affect deposit renewal rates, costs, or availability. At December 31, 2025, our brokered deposits totaled $8.8 billion, which represented 42 percent of our total deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing balances of all deposit types or obtain additional deposits of any type may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, general economic conditions, including high unemployment and decreased savings rates, and adverse developments in the financial services industry generally. See also “—LIQUIDITY RISK — Adverse developments, and/or a continuation of recent turmoil, in the financial services industry could adversely affect our financial condition and results of operations” in this Item 1A. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
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
2025 Form 10-K — SLM CORPORATION 29

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
If we require funding beyond what we may be able to obtain through deposits, loan sales, and proceeds from ABS transactions at attractive prices, we may need to raise additional liquidity through other forms of secured and unsecured debt financing, which, in turn, could increase our funding costs and reduce our net interest margin. Future downgrades to our credit ratings, or to the credit ratings of our subsidiaries or to the securities issued in our securitization transactions, also could result in higher funding costs and reduce our net interest margin.
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
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS issued in connection with our securitization transactions, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated performance information that we may provide subsequent to the original issuances. If we fail, or fail to cause the securitization trusts or other transaction parties, to disclose adequately all material information regarding, or applicable to an investment in ABS, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in ABS, if we breach any representations or warranties made in connection with securitization of the loans, or if we breach any other duties as the administrator, servicer, or program manager of sold and/or securitized loans, it is possible we could be sued and ultimately held liable to an investor or other transaction party. In transactions involving the sale of loans in non-securitized form where we remain the servicer of the loans, it is possible we could be subject to claims and ultimately held liable to the purchaser of the loans or another transaction party for breaches of representations or warranties or breaches of servicing covenants. If any of those liabilities are significant, they could adversely affect our business, financial condition, results of operations, and/or cash flows.
Adverse developments, and/or a continuation of recent turmoil, in the financial services industry could adversely affect our financial condition and results of operations.
In the past few years, several financial services institutions failed or required outside liquidity support. The impact of these failures led to risk of additional stress to the financial services industry generally as a result of increased lack of confidence in the financial sector. Significant, unanticipated deposit withdrawals due to market distress or otherwise or our inability to access other sources of liquidity, whether due to capital markets dislocations or otherwise, could result in constraints on our liquidity and adversely affect our business, financial condition, and results of operations.
30 SLM CORPORATION — 2025 Form 10-K

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
Pursuant to regulatory guidance, the Bank conducts annual capital stress tests, modeling a systemic stress scenario. In addition, the Bank may model company-specific stress scenarios from time to time. In 2025, the Bank conducted its annual capital stress tests and the results of these tests were presented to and reviewed by the Bank’s senior management, the Bank’s Board of Directors, and the Board’s Financial Risk Committee. In addition, the Bank made the results of the stress tests (its current business forecast) available to its prudential regulators - the FDIC and the UDFI. Generally, the stress test results include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. On the basis of a stress analysis, senior management may elect to adjust its business plans or capital targets to reduce risks identified by the analysis. Our regulators may also require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so or may not be able to do so on terms that are advantageous to us. Any such capital raises, if required, may also be dilutive to our existing stockholders. Our regulators may also update their supervisory expectations applicable to the Bank’s stress tests, which could change how the Bank conducts stress tests or how senior management uses the results of the stress tests to inform business plans and capital targets.
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
The preparation of our consolidated financial statements requires us to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting
2025 Form 10-K — SLM CORPORATION 31

periods. Incorrect estimates and assumptions by us in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets, liabilities, income, and expenses. If we make incorrect assumptions or estimates, we may under- or over-state reported financial results, which could materially and adversely affect our business, financial condition, results of operations, and/or capital levels. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
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
32 SLM CORPORATION — 2025 Form 10-K

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
The current federal administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. The full and complete impact of the current federal administration’s deregulatory policies is unclear and new developments could have significant implications for bank supervision compliance, litigation strategy, and consumer protection laws. It is also possible the expected changes in regulation do not occur or are reversed by a subsequent federal administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than the Company and the Bank.
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
The CFPB is the Bank’s primary consumer compliance supervisor, with exclusive authority to conduct examinations for the purpose of assessing compliance with the requirements of federal consumer financial laws and with primary consumer compliance enforcement authority. CFPB jurisdiction, regulation, and supervision could increase our costs and limit our ability to pursue business opportunities. Complaints received by the CFPB regarding us could lead to additional scrutiny of us and increase our costs. Consent orders, decrees, or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities. Currently, the operational, enforcement, and regulatory posture of the CFPB under the current federal administration is unclear. H.R.1 amended the Dodd-Frank Act to dramatically reduce CFPB funding. As of November 20, 2025, the current federal administration began transferring the CFPB’s enforcement authority and active enforcement actions to the DOJ. Multiple lawsuits related to the current federal administration’s actions remain ongoing and federal courts have issued preliminary injunctions designed to prevent the current federal administration from defunding or shutting down the CFPB while litigation is ongoing. Without final judicial or congressional intervention or a change in the current federal administration’s policies, the CFPB may cease operations in the future. These developments could have significant implications for our regulatory environment, compliance requirements, litigation strategy, and consumer protection laws.
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to supervise the activities of service providers to ensure compliance with federal consumer protection laws. The issuance of regulatory guidance and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business may increase our costs, require increased management attention, and adversely impact our operations. In the event we should fail to meet these expectations for management of service providers, we could be subject to supervisory orders to cease and desist, civil monetary penalties, or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition, operating results, and/or cash flows.
2025 Form 10-K — SLM CORPORATION 33

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
From time to time, we and our third-party service providers may use AI, machine learning, data analytics, and similar tools to collect, aggregate, and analyze data in connection with our business. The impacts of, and regulatory framework for, such technology are continually evolving and remain uncertain and could affect our operations and the way in which we and our third-party service providers use such technology. Additionally, we could incur significant costs to comply with such evolving framework, which could adversely affect our business, financial condition, and results of operations.
POLITICAL/REPUTATIONAL RISK
Proposals of federal and state governments, or of various political officials or candidates, affecting the student loan industry in particular, subject us to political risk and could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
We operate in an environment of heightened political and regulatory scrutiny of education loan lending, holding, servicing, and originations. The rising cost of higher education, questions regarding the quality of education provided, and the increasing amount of student loan debt outstanding in the United States have sustained this heightened and ongoing scrutiny. This environment could lead to further proposals by federal and state legislators and regulators, and/or political officials or candidates, and to the enactment of laws, regulations, and/or executive orders applicable to, or limiting, our business. Further, the regulatory environment at the state level has shifted such that some states recently have enacted new legislation specifically restricting the conduct and practices of student loan servicers. The enactment of any proposed legislation or policies such as those described in this Item 1A. Risk Factors, even if they do not apply specifically to Private Education Loans, could have a material adverse impact on our business, results of operations, financial condition, and/or cash flows. In addition, the continued ongoing publicity regarding these various proposals, even if they are not enacted, could negatively impact the market price of our common stock.
We are subject to reputational and other risks, which could damage our brand and have a material adverse impact on our business, results of operations, financial condition, and/or cash flows.
Our brand is very important to us and our business. Our reputation as an originator, servicer, seller, and securitizer of high-quality Private Education Loans and as a depository for online deposits is very dependent upon how our customers, our regulators, legislators, the education community, our employees, and the broader market perceive our business practices, financial health, and integrity. In addition, the business practices, financial health, and integrity of the overall student loan market, other loan markets, or the market for online deposits, as applicable, could impact our reputation. Negative publicity, including as a result of our culture, actual or alleged conduct by us,
34 SLM CORPORATION — 2025 Form 10-K

our employees, or our vendors, or public opinion of the broader student loan industry or other relevant industries generally, could damage our reputation and business and adversely impact the price of our common stock or other securities.
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
Additionally, as described above, actions or proposals of political candidates, administrations, or legislators that may affect the financial industry, or the student loan industry, in particular, could impact our reputation and/or business and adversely impact the price of our common stock.
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
TECHNOLOGICAL RISK
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
Our loan originations and deposits and the servicing, financial, accounting, data processing, communications, or other operating systems, processes, and facilities that support them may fail to operate properly, become disabled as a result of events beyond our control, or be unable to be rapidly configured to timely address business requirements or regulatory changes, in each case potentially adversely affecting our ability to process these transactions adequately. Any such failure could adversely affect our ability to achieve our strategic objective or service our customers, result in financial loss or liability to our customers and investors, disrupt our business, result in regulatory action or litigation, or cause reputational damage. Despite the plans we have in place from time to time, our ability to operate may be adversely affected by a disruption in the infrastructure that supports our businesses. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations, a failure to adequately anticipate the level of staffing or effort needed to efficiently and effectively communicate with and service our customers or to service and collect on our loans, or another similar operational event could adversely affect our business, financial condition, results of operations, and/or cash flows.
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
2025 Form 10-K — SLM CORPORATION 35

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
The development and use of AI presents risks and challenges that may adversely impact our business.
We are in the initial phases of integrating AI into our business operations with the objective of enhancing employee productivity, client outreach, and customer experience in general. In addition, certain vendors and third parties may incorporate AI technologies into business processes, services, or products that we utilize. The adoption and use of AI introduces a range of risks and challenges to our business.
The legal and regulatory landscape governing AI is highly dynamic and continues to evolve rapidly in the United States and internationally, including through the development of regulatory frameworks specifically targeting AI. Recent federal executive actions have signaled a shift in the regulatory landscape for AI in the United States. These actions direct federal agencies to promote a unified national approach to AI oversight, including the potential preemption of conflicting state laws and the establishment of federal standards. While these executive actions do not currently impose direct obligations on private financial institutions, future regulatory developments or agency actions could impact our adoption and governance of AI technologies, as well as our oversight of third-party vendors. Additionally, individual states continue to explore their own laws and regulations related to the use and application of AI. As the legal and regulatory framework for AI continues to evolve, we may face increased, shifting or conflicting compliance requirements, which may require operational adjustments or strategic considerations related to our or our vendors’ use and implementation of AI, which could in turn increase our compliance costs and the risk of non-compliance.
Further, the use of AI models could result in the inadvertent disclosure of confidential company information, infringement of intellectual property rights, or other adverse outcomes. The complexity and opacity of many AI models may also make it difficult to fully assess and mitigate these risks. As a result, our use of AI, or the use of AI by our vendors or third parties, could expose us to liability, regulatory or legal consequences, and reputational harm and, therefore, could materially adversely affect our business, financial condition, and/or results of operations.
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
36 SLM CORPORATION — 2025 Form 10-K

commit resources to the design, implementation, maintenance, security, and monitoring of our networks and systems, there is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats.
Despite the measures we and our third-party service providers implement to protect our systems and our or our customers’ data, we may not be able to anticipate, prevent, or detect cyberattacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems or those of our third-party service providers. Or, they may seek to disrupt or disable our (or our service providers’) services through attacks such as denial-of-service and ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyberattacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software, and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control. We also routinely transmit and receive personal, confidential, and proprietary information, some through third parties, which may be vulnerable to interception, misuse, or mishandling. This risk may be heightened by our hybrid work environment, which may lead to unanticipated issues arising from handling personal, confidential, and other information from a work-from-home environment.
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
2025 Form 10-K — SLM CORPORATION 37

protection of personal information, or release of incorrect information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brand, and could materially adversely affect our business, financial condition, and/or results of operations.
OPERATIONAL RISK
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
38 SLM CORPORATION — 2025 Form 10-K

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
New lines of business, new products and services, and/or new strategic partnerships or initiatives may subject us to additional risks. Additionally, our ability to successfully make acquisitions or enter into strategic partnerships is subject to significant risks, including the risk that governmental authorities may not provide any requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions or strategic partnerships may be less than anticipated.
From time to time, we may implement or acquire new lines of business, offer new products and services, begin new strategic partnerships, explore new initiatives, or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. We may face compliance and regulatory risks in each of those cases. We also may from time to time seek to acquire other financial services companies or businesses that complement our business strategy. These acquisitions may be subject to regulatory approval in some instances, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. Even if we are able to obtain any required regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
Acquisitions and/or implementation of new lines of business, products, services, strategic partnerships, initiatives, or business arrangements involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. Moreover, we may not be successful in identifying appropriate acquisition candidates, integrating acquired businesses or companies, or realizing expected value from strategic partnerships, acquisitions or new lines of business, products, services, or initiatives. Significant competition exists for valuable strategic partnerships and acquisition targets, and we may not be able to acquire or partner with other businesses or companies on attractive terms. No assurance can be given that we will pursue future strategic partnerships, initiatives, or acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions or implement new lines of business, products, strategic partnerships or initiatives or services.
2025 Form 10-K — SLM CORPORATION 39

Our origination expansion initiative and strategic partnership funding model are new and untested and may expose us to a broad range of potential risks.
Our origination expansion initiative and strategic partnership funding model are new and untested. Engaging in new and untested strategies and initiatives like our origination expansion initiative and strategic partnership funding model could expose the Company to potential risks including, but not limited to, risks associated with the creation, expansion, growth, and scaling of these initiatives, as well as our reliance on third parties. Our new strategies and initiatives may increase our exposure to execution, operational, concentration, and counterparty risks. We may depend on a limited number of strategic partners, private credit sources, and external demand for higher education products and services, which could increase margin pressures, expenditures, and pose potential liquidity and concentration risks.
If we are unable to secure additional strategic partners, capture new opportunities related to the origination expansion initiative, or access additional sources of private credit, our ability to achieve our strategic objectives, including the anticipated growth or earnings potential of these strategies, could be limited. Our reliance on third parties, including strategic partners, higher education institutions, and other counterparties—may expose us to risks if such parties fail to fulfill their contractual obligations or our agreements with them are terminated unexpectedly. The simultaneous creation and management of multiple new strategic partnerships and initiatives may further increase operational complexity and risk.
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
GENERAL RISK
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
40 SLM CORPORATION — 2025 Form 10-K

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
In addition, the loss of key senior leaders, skilled employees, or subject matter experts could result not only in operational disruption but also in the transfer of valuable institutional knowledge, strategic insights, and expertise to competitors. Departing employees may leverage the experience, training, and familiarity with our systems, processes, and strategic priorities gained during their employment to compete more effectively against us on behalf of a new employer. Even when subject to confidentiality and other restrictive covenants, the risk that such individuals could use or disclose proprietary know‑how, intentionally or unintentionally, may increase competitive pressures and adversely affect our business, financial condition, and results of operations.
The holders of our preferred stock have rights that are senior to those of our common stockholders.
At December 31, 2025, we had issued and outstanding 2.5 million shares of our Series B Preferred Stock. Our Series B Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. Generally, we must be current on dividends payable to holders of our Series B Preferred Stock before any dividends can be paid on our common stock. We also must comply with certain provisions that are protective of the Series B Preferred Stock in order to effectuate any repurchases under our common stock share repurchase program. In the event of our bankruptcy, dissolution, or liquidation, the holders of our Series B Preferred Stock must be satisfied before any distributions can be made to our common stockholders.
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

2025 Form 10-K — SLM CORPORATION 41

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

We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, and/or financial condition. See Item 1A. “Risk Factors – TECHNOLOGICAL RISKS – We depend on secure information technology and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition, and/or results of operations and could lead to significant financial, legal, and reputational exposure” in this Form 10-K.
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

Our Chief Security Officer (“CSO”) reports to our Executive Vice President, Chief Technology and Enablement Officer and leads the Company’s overall cybersecurity function. Our CSO provides periodic updates on our cybersecurity risk management program to the management-level Operational and Compliance Risk Committee (“OCRC”) and Executive Committee (“EC”). The Operational and Compliance Risk Committee of our Board of Directors also receives periodic reports from our CSO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents.

Our CSO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include: briefings from internal security personnel; threat intelligence and other
42 SLM CORPORATION — 2025 Form 10-K

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

Item 2. Properties
The following table lists the principal facility owned by us as of December 31, 2025:

Location	Function	Approximate Square Feet
Newark, DE	Headquarters	160,000

The following table lists the principal facilities leased by us as of December 31, 2025:

Location	Function	Approximate Square Feet
Indianapolis, IN	Administrative Offices	112,000
New Castle, DE	Loan Servicing Center	125,000
Arlington, VA	Administrative Offices	29,000
Sterling, VA	Administrative Offices	27,200
Newton, MA	Administrative Offices	13,400
Salt Lake City, UT	Sallie Mae Bank	16,700
Our headquarters is currently located in owned space, unencumbered by a mortgage, at 300 Continental Drive, Newark, Delaware, 19713.

Item 3.    Legal Proceedings
The information required by this Item is set forth in the “Commitments, Contingencies, and Guarantees” discussion in Note 19 of the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, which discussion is included in Item 8 of this Report, and is incorporated herein by reference in response to this Item.

Item 4.    Mine Safety Disclosures
N/A
2025 Form 10-K — SLM CORPORATION 43

PART II.

Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and trades on the NASDAQ Global Select Market (“Nasdaq”) under the symbol SLM. As of January 31, 2026, there were 198,154,626 shares of our common stock outstanding and approximately 227 holders of record.
We paid quarterly cash dividends on our common stock of $0.13 per share for each quarter of 2025. We paid quarterly cash dividends on our common stock of $0.11 per share for the first, second, and third quarters of 2024, respectively, and $0.13 per share for the fourth quarter of 2024. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time. See Item 1A. “Risk Factors — GENERAL RISKS” for possible limitations on the payments of our dividends.
The information contained in the definitive proxy statement on Schedule 14A for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), including information appearing in the section titled “Equity Plan Compensation Information”, is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2025.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs at December 31, 2025(2)
Period:
October 1 - October 31, 2025	583,955	$28.47	564,515	$122,000
November 1 - November 30, 2025	960,820	$28.05	960,054	$96,000
December 1 - December 31, 2025	2,291,957	$27.76	2,285,510	$33,000
Total fourth quarter 2025	3,836,732	$27.94	3,810,079
(1) The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 26,653 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, and performance stock units.

(2) As of December 31, 2025, we had $33 million of capacity remaining under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program was announced on January 24, 2024, with an effective date of January 26, 2024, and expired on February 6, 2026. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in this Form 10-K for further discussion.

(3) In the fourth quarter of 2025, we repurchased 3.8 million common shares under our 10b5-1 trading plans. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in this Form 10-K for further discussion.

The closing price of our common stock on Nasdaq on December 31, 2025 was $27.06.
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
In January 2024, we announced a new share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). We had $33 million of capacity remaining under the 2024 Share Repurchase Program as of December 31, 2025. The 2024 Share Repurchase Program expired on February 6, 2026.
44 SLM CORPORATION — 2025 Form 10-K

On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and is expected to be completed over the next approximately 24 months ending February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time in various transaction formats including, but not limited to, tender offers, open market purchases, accelerated share repurchases, negotiated or block purchases, and/ or pursuant to trading plans in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act, up to an aggregate repurchase price not to exceed $500 million.
Under the above share repurchase programs, repurchases could occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases are subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2026 Share Repurchase Program.
Stock Performance
The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Supercomposite Consumer Finance Sub-Industry Index, and the S&P 400 Regional Bank Sub-Industry Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2020, and also assumes the reinvestment of dividends through December 31, 2025.

Five-Year Cumulative Total Stockholder Return

Company/Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
SLM Corporation	$100.0	$160.5	$138.9	$164.8	$242.7	$242.2
S&P Supercomposite Consumer Finance Sub-Industry Index	100.0	136.5	110.0	141.3	213.4	169.4
S&P 400 Regional Bank Sub-Industry Index	100.0	141.7	135.8	134.5	157.4	279.2
     Source: FactSet data and analytics

2025 Form 10-K — SLM CORPORATION 45

Item 6.     [Reserved]

46 SLM CORPORATION — 2025 Form 10-K

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2025.
Changes to Federal Student Loan Programs
On July 4, 2025, H.R.1 (“H.R.1”) was enacted into law. H.R.1 implements significant reforms to the federal student loan program, including:
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
As we continue the near-term planning, growth, and scaling of our origination expansion initiative and our strategic partnership funding model, we may see trends or uncertainties from increased marketing, technology, infrastructure, and operational costs, which may result in margin and/or expense pressures. These expected investments are necessary to support the execution of these new initiatives, which address anticipated increases in demand for Private Education Loans and related financial products (particularly in light of recent changes to federal higher education funding).
Strategic Imperatives
To further focus our business and increase stockholder value, we continue to advance our strategic imperatives. Our primary focus is driving innovation to maximize the sustainable growth and profitability of our core private student loan business. Additionally, we aim to accelerate the growth of new lines of business to attract more customers requiring our products and services. We are also focused on building the data infrastructure, technology, and talent required to compete in a digital world. We seek to create a customer-centric brand as an education solutions company that supports students and families through their higher education journey. We are focused on driving greater internal commitment to our mission, brand, and strategy, while we evolve our structure and risk capabilities to support our core private student loan business and emerging new businesses.
Key Financial Measures
Set forth below are brief summaries of our key financial measures. Our operating results are primarily driven by net interest income from our Private Education Loan portfolio, gains and losses on loan sales, provision expense for credit losses, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven
2025 Form 10-K — SLM CORPORATION 47

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
Loan Sales and Secured Financings
We may sell loans to third parties through whole loan sales, including loans sold to strategic partners, securitizations, or other similar transactions. We typically retain servicing of loans subsequent to their sale and earn revenue for this servicing at prevailing market rates for such services and also earn fee revenue for program management services for loans sold to strategic partners. Selling loans removes the loan assets from our balance sheet and helps us manage our asset growth, capital, and liquidity needs. Alternatively, we may use loans as collateral in connection with the creation of asset-backed securitizations or secured funding facilities structured as financings. These types of transactions may provide us long-term financing, but they do not remove loan assets from our balance sheet, nor do they generate gains on sales of loans, net. Consequently, our operating results may be significantly affected by whether we choose to sell loans and recognize current gains on sale or continue to hold or finance loans, thereby retaining some or all the net interest income from those loans. In 2025, we recognized $369 million in gains from the sale of approximately $4.95 billion of our Private Education Loans, including $4.53 billion of principal and $422 million in capitalized interest, to unaffiliated third parties.
For additional information regarding these transactions, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment” and Note 11, “Borrowings — Unconsolidated Funding Vehicles” in this Form 10-K.
During the fourth quarter of 2025, we transferred $933 million from loans held for investment to loans held for sale as we intended to sell the loans to a leading global investment firm (the “Strategic Partner”). In January 2026, we sold the loans to the Strategic Partner. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. For additional information, see Notes to Consolidated Financial Statements, Note 6, “Loans Held for Sale”.
During the third quarter of 2024, we transferred our remaining FFELP Loan portfolio to loans held for sale and subsequently sold the FFELP Loan portfolio to an unaffiliated third party in the fourth quarter of 2024. For additional information, see Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment”.
Allowance for Credit Losses
Management estimates and maintains an allowance for credit losses for the lifetime expected credit losses on loans in our portfolios, as well as for future loan commitments, at the reporting date. See “ — Critical Accounting Estimates — Allowance for Credit Losses” in this Item 7. Allowances for credit losses are an important indicator of management’s perspective on the future performance of a loan portfolio. Each quarter, management makes an adjustment to the allowance for credit losses to reflect its most up-to-date estimate of future losses by recording a charge against quarterly revenues known as provision expense. As they occur, actual loan charge-offs and recoveries are then charged or credited, respectively, against the allowance for credit losses rather than against earnings.
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
48 SLM CORPORATION — 2025 Form 10-K

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
As part of our new strategic partnership funding model, we plan to sell newly originated loans for the first time. This shift to selling younger loans is expected to change the composition of our loans in repayment portfolio (which does not include loans held for sale), as loans sold will be younger at the point of sale than in prior periods. As a result, we expect to see increases to our credit metrics that are calculated as percentages using "loans in repayment" as the denominator, including but not limited to, net charge-offs as a percentage of average loans in repayment and delinquencies as a percentage of loans in repayment.
Operating Expenses
The cost of operating our business directly affects our profitability. We strive to manage growth in our business in a prudent fashion by focusing on investments to improve efficiency and while capturing anticipated growth opportunities, including our origination expansion initiative and other initiatives. We monitor and report internally various metrics, including cost to acquire and cost to service our loans (which include both owned and serviced loans), among others. We also monitor and report our efficiency ratio, which is calculated as total non-interest expenses divided by the sum of net interest income plus total non-interest income. For the years ended December 31, 2025, 2024, and 2023, the efficiency ratio was 33.2 percent, 34.7 percent, and 37.9 percent, respectively. The cost to acquire is affected by such variables as technology, personnel, and marketing costs. Servicing expenses primarily include compensation and benefit expenses related to our collections, customer support, and payment processing employees, and technology costs and other expenses associated with facilitating and servicing borrowers. Costs to service can vary period to period based upon seasonality and borrower payment status. The cost to service a delinquent borrower is significantly higher than the cost to service a current or in-school borrower.
Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet, and the amount of new Private Education Loan originations we generate each year is a key indicator of the trajectory of our business, including our future earnings and asset growth.
Funding Sources
Though we rely primarily on deposits, loan sales, and loan securitizations to fund our loan originations, we also have access to a multi-lender secured borrowing facility (the “Secured Borrowing Facility”) and, from time to time, we access the debt capital markets through unsecured bond issuances. For additional information, see “—Borrowings — Long-term Borrowings” below in this Item 7.
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
2025 Form 10-K — SLM CORPORATION 49

flow through to underlying individual depositors. We further diversify our funding sources with deposits from Educational 529 savings plans and Health Savings plans.
Loan Sales
We use proceeds from loan sales to fund Private Education Loan originations, share repurchase programs, and other activities. Historically, we have sold portfolios of Private Education Loans as one-off, seasoned loan sales. As part of our new strategic partnership funding model, we will sell newly originated and not fully-disbursed Private Education Loans to strategic partners, and also plan to continue to execute sales of seasoned Private Education Loans.
Loan Securitizations
Term ABS financing provides long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the assets. Loans associated with these transactions will remain on our balance sheet if we retain the residual interest in the related trusts.
50 SLM CORPORATION — 2025 Form 10-K

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.
 GAAP Consolidated Statements of Income

Years ended December 31, (dollars in millions, except per share amounts)				Increase (Decrease)
				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Interest income:
Loans	$2,392	$2,314	$2,327	$78	3%	$(13)	(1)%
Investments	59	61	51	(2)	(3)	10	20
Cash and cash equivalents	176	243	214	(67)	(28)	29	14
Total interest income	2,627	2,619	2,592	9	—	26	1
Total interest expense	1,125	1,138	1,030	(13)	(1)	108	10
Net interest income	1,502	1,481	1,562	22	1	(82)	(5)
Less: provisions for credit losses	333	409	345	(76)	(19)	64	19
Net interest income after provisions for credit losses	1,169	1,072	1,217	97	9	(145)	(12)
Non-interest income:
Gains on sales of loans, net	369	255	160	114	45	95	59
Gains (losses) on securities, net	(10)	—	3	(10)	(100)	(3)	(100)
Other income	123	113	84	10	9	29	35
Total non-interest income	483	368	247	114	31	121	49
Non-interest expenses:
Total operating expenses	656	637	619	19	3	18	3
Acquired intangible assets impairment and amortization expense	4	5	66	(1)	(20)	(61)	(92)
Total non-interest expenses	659	642	685	17	3	(43)	(6)
Income before income tax expense	993	798	778	195	24	20	3
Income tax expense	248	190	197	58	31	(7)	(4)
Net income	745	608	581	137	23	27	5
Preferred stock dividends	16	18	18	(2)	(11)	—	—
Net income attributable to SLM Corporation common stock	$729	$590	$564	$139	24%	$26	5%
Basic earnings per common share	$3.52	$2.73	$2.44	$0.79	29%	$0.29	12%
Diluted earnings per common share	$3.46	$2.68	$2.41	$0.78	29%	$0.27	11%
Declared dividends per common share	$0.52	$0.46	$0.44	$0.06	13%	$0.02	5%
Note: Due to rounding, amounts in this table may not sum to totals.
2025 Form 10-K — SLM CORPORATION 51

 GAAP Consolidated Earnings Summary
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
For the year ended December 31, 2025, net income was $745 million, or $3.46 diluted earnings per common share, compared with net income of $608 million, or $2.68 diluted earnings per common share, for the year ended December 31, 2024. The year-over-year increase was primarily attributable to an increase in total net interest income, a decrease in provisions for credit losses, and an increase in gains on sales of loans, net, and other income, which were offset by an increase in total non-interest expense.
The primary contributors to the drivers of change in net income for the current year period compared with the year-ago period are as follows:
•Net interest income in 2025 increased by $22 million compared with the year-ago period primarily due to a $1.5 billion increase in average Private Education Loans outstanding and a 5-basis point increase in our net interest margin. Our net interest margin increased in the current period from the year-ago period primarily because our cost of funds decreased but the yields on our interest-earning assets were unchanged. Our cost of funds decreased primarily due to the decline in the 30-day average SOFR compared to the year-ago period. The yields on our interest-earning assets were unchanged compared to the year-ago period because the yields on our Private Education Loans decreased but the proportion of total interest-earning assets that were Private Education Loans is higher in the current period than the year-ago period.
•Provision for credit losses in 2025 was $333 million, compared with $409 million in the year-ago period. During 2025, the decrease in the provision for credit losses was primarily due to $297 million in negative provisions resulting from the $4.95 billion in Private Education Loan sales during 2025 and the $44 million in the reversal of provision in fourth quarter of 2025 due to the transfer of loans held for sale. These drivers were offset by new loan commitments, net of expired commitments, and changes in the economic outlook. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in recovery rates, offset by $236 million in negative provisions resulting from the approximately $3.69 billion in Private Education Loan sales during 2024, an improved economic outlook, and changes in management overlays.
•Gains on sales of loans, net, were $369 million in 2025, compared with $255 million in the year-ago period. The increase in gains on sales of loans was primarily the result of selling approximately $4.95 billion of Private Education Loans in 2025, compared with the sale of approximately $3.69 billion of Private Education Loans in the year-ago period.
•Gains (losses) on securities, net, were $10 million of losses in 2025, compared with less than $1 million in gains in the year-ago period. The change year-over-year was primarily due to an impairment recorded in the first quarter of 2025 on certain non-marketable equity securities, and the change in mark-to-fair value of our trading investments.
•Other income was $123 million in 2025, compared with $113 million in the year-ago period. The increase in other income compared with the year-ago period was primarily the result of a $13 million increase in third-party servicing fees from the year-ago period. The increase in third-party servicing fees was primarily due to an additional approximately $4.95 billion of sold loans that we continue to service on behalf of the owners of the loans. The increase in third-party servicing fees was offset by a $3 million decrease in early withdrawal penalty fee income compared to the year-ago period, which was related to a health savings account provider that redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•For the year ended December 31, 2025, total operating expenses were $656 million, compared with $637 million in the year-ago period. The increase in total operating expenses was primarily due to increased marketing spend and higher spending on information technology initiatives, offset by reduced FDIC fees and lower personnel costs.
•In 2025, we recorded $4 million in impairment and amortization of acquired intangible assets, compared with $5 million in the year-ago period. The decrease was a result of an increase in amortization recorded on our customer relationships in 2024 in accordance with the accelerated amortization method, and the impairment write-down of the Scholly partner relationships intangible asset in the fourth quarter of 2024 which resulted in no amortization on that intangible asset in the current period. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Goodwill and Acquired Intangible Assets” in this Form 10-K.
52 SLM CORPORATION — 2025 Form 10-K

•Income tax expense for the year ended December 31, 2025 was $248 million, compared with $190 million in the year-ago period. The effective tax rate increased in 2025 to 25.0 percent from 23.8 percent in the year-ago period. The increase in the effective rate for 2025 was primarily attributable to an increase in state income taxes.
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
The primary contributors to each of the identified drivers of change in net income for 2024 compared with 2023 are as follows:
•Net interest income in 2024 decreased by $82 million compared with 2023 primarily due to a 31-basis point decrease in our net interest margin and an $79 million decrease in average Private Education Loans and FFELP Loans outstanding. Our net interest margin decreased in 2024 from 2023 primarily because our cost of funds increased more than the yields on our interest-earning assets. As interest rates change, changes in the cost of our interest-bearing liabilities tend to lag compared to changes in the yields on our interest-earning assets. In a rising interest rate environment, as we experienced in 2022 and the first part of 2023, our variable-rate interest earning assets repriced faster than our cost of funds. As such, we saw an expansion in our net interest margin throughout most of 2023. As interest rates stabilized in the latter half of 2023 and into the first half of 2024, our cost of funds increased faster than our interest-earning assets yields and reduced our net interest margin.
•Provision for credit losses in 2024 was $409 million, compared with $345 million in 2023. During 2024, the increase in the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in recovery rates. These drivers were offset by $236 million in negative provisions resulting from the approximately $3.69 billion Private Education Loan sales during 2024, an improved economic outlook, and changes in management overlays. In 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were partially offset by $205 million in negative provisions recorded as a result of the approximately $3.15 billion in Private Education Loan sales during 2023 and an increase in recovery rates (as the result of a 2023 change in our defaulted loan recovery process).
•Gains on sales of loans, net, were $255 million in 2024, compared with $160 million in 2023. The increase in gains on sales of loans was primarily the result of selling approximately $3.69 billion of Private Education Loans in 2024, compared with the sale of approximately $3.15 billion of Private Education Loans in 2023. Additionally, we received lower sales premiums in 2023 as compared to 2024 due to movement in market interest rates in 2023. We also sold our Credit Card loan portfolio in May 2023 and recorded a $4 million loss on the sale in 2023.
•Gains (losses) on securities, net, were less than $1 million in gains in 2024, compared with $3 million in gains in 2023. The decrease from 2023 was due to the change in mark-to-fair value of our trading investments.
•Other income was $113 million in 2024, compared with $84 million in 2023. The increase in other income compared with 2023 was primarily the result of a $21 million increase in third-party servicing fees from 2023. The increase in third-party servicing fees was primarily due to an additional approximately $3.7 billion of sold loans that we continue to service on behalf of the owners of the loans. There was also a $3 million increase in early withdrawal penalty fee income in 2024 compared with 2023, which was related to a health savings account provider that redeemed its deposits early and paid an early withdrawal penalty in the first quarter of 2024.
•For the year ended December 31, 2024, total operating expenses were $637 million, compared with $619 million in 2023. The increase in total operating expenses was primarily driven by higher personnel costs, increased marketing costs, and higher FDIC assessment fees.
•In 2024, we recorded $5 million in impairment and amortization of acquired intangible assets, compared with $66 million in 2023. The decrease is a result of the impairment write-down of the Nitro trade name intangible asset taken in the fourth quarter of 2023. For additional information, see Notes to Consolidated Financial Statements, Note 9, “Goodwill and Acquired Intangible Assets” in this Form 10-K.
2025 Form 10-K — SLM CORPORATION 53

•Income tax expense for the year ended December 31, 2024 was $190 million, compared with $197 million in 2023. The effective tax rate decreased in 2024 to 23.8 percent from 25.3 percent in 2023. The decrease in the effective rate for 2024 was primarily attributable to a decrease in state income taxes.
,
Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

Years Ended December 31, (dollars in thousands)	2025		2024		2023
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$22,654,942	10.56%	$21,121,545	10.81%	$21,039,701	10.86%
FFELP Loans	—	—	413,338	7.45	574,218	7.19
Credit Cards	—	—	—	—	11,096	14.02
Taxable securities	1,836,407	3.20	2,316,848	2.65	2,543,586	2.00
Cash and other short-term investments	4,164,094	4.25	4,700,066	5.19	4,215,164	5.09
Total interest-earning assets	28,655,443	9.17%	28,551,797	9.17%	28,383,765	9.13%

Non-interest-earning assets	596,535		505,245		301,749

Total assets	$29,251,978		$29,057,042		$28,685,514

Average Liabilities and Equity
Brokered deposits	$8,546,629	4.01%	$10,009,221	3.89%	$9,803,802	3.29%
Retail and other deposits	11,830,694	4.13	11,142,798	4.65	11,605,215	4.40
Other interest-bearing liabilities(1)	6,362,734	4.63	5,616,445	4.09	5,366,365	3.66
Total interest-bearing liabilities	26,740,057	4.21%	26,768,464	4.25%	26,775,382	3.85%

Non-interest-bearing liabilities	141,396		149,594		83,895
Equity	2,370,525		2,138,984		1,826,237
Total liabilities and equity	$29,251,978		$29,057,042		$28,685,514

Net interest margin		5.24%		5.19%		5.50%

(1) Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations and our Secured Borrowing Facility.

54 SLM CORPORATION — 2025 Form 10-K

Rate/Volume Analysis - GAAP
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

Years Ended December 31, (dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2025 vs. 2024
Interest income	$8,209	$(1,294)	$9,503
Interest expense	(12,833)	(11,626)	(1,207)
Net interest income	$21,042	$15,652	$5,390

2024 vs. 2023
Interest income	$26,743	$11,358	$15,385
Interest expense	108,174	108,440	(266)
Net interest income (loss)	$(81,431)	$(90,630)	$9,199

(1)     Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

Private Education Loans
As of December 31, (dollars in thousands)	2025	2024
Total loan portfolio:
In-school(1)	$3,983,859	$4,397,127
Repayment and other(2)	17,676,575	17,837,881
Total, gross	21,660,434	22,235,008
Deferred origination costs and unamortized premium/(discount)	102,008	103,070
Allowance for credit losses	(1,430,318)	(1,435,920)
Total loans held for investment portfolio, net	$20,332,124	$20,902,158
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

2025 Form 10-K — SLM CORPORATION 55

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

56 SLM CORPORATION — 2025 Form 10-K

As of December 31, 2021 (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Loans Held for Investment
Total loan portfolio:
In-school(1)	$3,544,030	$82	$—	$3,544,112
Repayment and other(2)	17,172,833	695,134	25,014	17,892,981
Total, gross	20,716,863	695,216	25,014	21,437,093
Deferred origination costs and unamortized premium/(discount)	67,488	1,815	222	69,525
Allowance for loan losses	(1,158,977)	(4,077)	(2,281)	(1,165,335)
Total loans held for investment portfolio, net	$19,625,374	$692,954	$22,955	$20,341,283

% of total	96%	3%	—%	100%

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

Average Loans Held for Investment Balances (net of unamortized premium/discount)

Years Ended December 31, (dollars in thousands)	2025		2024		2023
Private Education Loans	$22,654,942	100%	$21,121,545	98%	$21,039,701	97%
FFELP Loans	—	—	413,338	2	574,218	3
Total portfolio	$22,654,942	100%	$21,534,883	100%	$21,613,919	100%
.

Loans Held for Investment, Net — Activity

Year Ended December 31, 2025 (dollars in thousands)	Total Loans Held for Investment (Private Education Loans), net
Beginning balance	$20,902,158
Acquisitions and originations:
Fixed-rate	6,395,293
Variable-rate	1,066,205
Total acquisitions and originations	7,461,498
Capitalized interest and deferred origination cost premium amortization	676,532
Sales	(4,553,263)
Loan consolidations to third parties	(976,282)
Allowance	5,602
Transfer to loans held for sale	(910,760)
Repayments and other	(2,273,361)
Ending balance	$20,332,124

2025 Form 10-K — SLM CORPORATION 57

Year Ended December 31, 2024 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,772,293	$534,064	$20,306,357
Acquisitions and originations:
Fixed-rate	6,629,205	—	6,629,205
Variable-rate	435,025	—	435,025
Total acquisitions and originations	7,064,230	—	7,064,230
Capitalized interest and deferred origination cost premium amortization	602,825	16,796	619,621
Sales	(3,430,920)	—	(3,430,920)
Loan consolidations to third parties	(806,908)	(45,467)	(852,375)
Allowance	(100,815)	4,667	(96,148)
Transfer to loans held for sale	—	(466,168)	(466,168)
Repayments and other	(2,198,547)	(43,892)	(2,242,439)
Ending balance	$20,902,158	$—	$20,902,158

Year Ended December 31, 2023 (dollars in thousands)	Private Education Loans	FFELP Loans	Total Loans Held for Investment, net
Beginning balance	$19,019,713	$607,155	$19,626,868
Acquisitions and originations:
Fixed-rate	5,760,434	—	5,760,434
Variable-rate	665,987	—	665,987
Total acquisitions and originations	6,426,421	—	6,426,421
Capitalized interest and deferred origination cost premium amortization	597,480	22,584	620,064
Sales	(2,938,616)	—	(2,938,616)
Loan consolidations to third parties	(975,889)	(32,855)	(1,008,744)
Allowance	18,526	(1,223)	17,303
Repayments and other	(2,375,342)	(61,597)	(2,436,939)
Ending balance	$19,772,293	$534,064	$20,306,357

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in P&I repayment status. Loans in P&I repayment status include loans in full principal and interest repayment status as well as certain loans in short-term interest-only payment programs (such as loans in GRP and loans in a short-term interest only alternative program). The amount of loans in P&I repayment status in our Private Education Loans held for investment portfolio at December 31, 2025 decreased by 0.1 percent compared with December 31, 2024, and now totals 45 percent of our Private Education Loans held for investment portfolio at December 31, 2025. The balance of loans held for investment in P&I repayment status was affected in 2025 and 2024 by loan sales.
“Loan consolidations to third parties” for the year ended December 31, 2025 total 10.6 percent of our Private Education Loans held for investment portfolio in P&I repayment status at December 31, 2025, or 4.8 percent of our total Private Education Loans held for investment portfolio at December 31, 2025, compared with the year-ago period of 8.7 percent of our Private Education Loan held for investment portfolio in P&I repayment status, or 3.9 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations compared to the year-ago period is primarily attributable to lower interest rates in 2025. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
58 SLM CORPORATION — 2025 Form 10-K

The “Repayments and other” category includes all scheduled repayments, as well as voluntary prepayments, made on loans in repayment and also includes charge-offs. Consequently, this category can be significantly affected by the volume of loans in repayment.

Private Education Loan Originations
The following table summarizes our Private Education Loan originations. Originations represent loans that were funded or acquired during the period presented.

Years Ended December 31, (dollars in thousands)	2025	%	2024	%	2023	%
Smart Option - interest only(1)	$1,469,697	20%	$1,272,414	18%	$1,166,442	18%
Smart Option - fixed pay(1)	2,443,689	33	2,331,055	33	2,121,112	33
Smart Option - deferred(1)	2,785,186	38	2,786,821	40	2,584,545	41
Graduate Loan(2)	717,751	9	623,033	9	511,193	8
Parent Loan(3)	—	—	—	—	38	—
Total Private Education Loan originations	$7,416,323	100%	$7,013,323	100%	$6,383,330	100%

Percentage of loans with a cosigner	92.8%		90.0%		87.5%
Average FICO at approval(4)	755		752		748

(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” for a further discussion.
(2) For the year ended December 31, 2025, the Graduate Loan originations include $24.7 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2024, the Graduate Loan originations include $32.2 million of Smart Option Loans where the student was in a graduate status. For the year ended December 31, 2023, the Graduate Loan originations include $29.4 million of Smart Option Loans where the student was in a graduate status.
(3) In December 2021, we discontinued offering our Parent Loan product. Applications for those loans received before the offering termination date were processed, and final disbursements under those loans occurred in February 2023.
(4) Represents the higher credit score of the cosigner or the borrower.

Private Education Loan Maturities
The following table summarizes the remaining maturities of our Private Education Loan portfolio.

As of December 31, 2025 (dollars in thousands)	One year or less	After one year to five years	After five years to 15 years	After 15 years	Total
Fixed-rate	$8,802	$299,669	$8,298,840	$8,345,308	$16,952,619
Variable-rate	19,734	436,924	2,816,683	1,434,474	4,707,815
Total Private Education Loans, gross	$28,536	$736,593	$11,115,523	$9,779,782	$21,660,434

2025 Form 10-K — SLM CORPORATION 59

Allowance for Credit Losses

Allowance for Loan Losses Activity

Years Ended December 31, (dollars in thousands)	2025	2024
	Total Portfolio (Private Education Loans)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$1,435,920	$1,335,105	$4,667	$1,339,772
Transfer from unfunded commitment liability(1)	280,244	311,787	—	311,787
Less:
Charge-offs	(399,636)	(376,840)	(380)	(377,220)
Write-downs arising from transfer of loans to held for sale(2)	—	—	(8,297)	(8,297)
Plus:
Recoveries	53,911	44,756	—	44,756
Provisions for loan losses:
Provision, current period	400,677	357,067	4,010	361,077
Loan sale reduction to provision	(296,524)	(235,955)	—	(235,955)
Loans transferred to held for sale	(44,274)	—	—	—
Total provisions for loan losses(3)	59,879	121,112	4,010	125,122
Ending balance	$1,430,318	$1,435,920	$—	$1,435,920

	2023			2022
Years Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,353,631	$3,444	$1,357,075	$1,158,977	$4,077	$2,281	$1,165,335
Transfer from unfunded commitment liability(1)	320,237	—	320,237	344,310	—	—	344,310
Less:
Charge-offs	(420,095)	(1,001)	(421,096)	(427,416)	(613)	(3,215)	(431,244)
Plus:
Recoveries	46,368	—	46,368	41,737	—	5	41,742
Provisions for loan losses:
Provision, current period	240,347	2,224	242,571	410,254	(20)	3,301	413,535
Loan sale reduction to provision	(205,383)	—	(205,383)	(174,231)	—	—	(174,231)
Loans transferred to held for sale	—	—	—	—	—	(2,372)	(2,372)
Total provisions for loan losses(3)	34,964	2,224	37,188	236,023	(20)	929	236,932
Ending balance	$1,335,105	$4,667	$1,339,772	$1,353,631	$3,444	$—	$1,357,075
(1)  See Notes to Consolidated Financial Statements, Note 7, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) Represents fair value adjustments on loans transferred to held for sale.
(3)  See “—Financial Condition — Allowance for Credit Losses — Provision for Credit Losses” in this Item 7 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
60 SLM CORPORATION — 2025 Form 10-K

	2021
Year Ended December 31, (dollars in thousands)	Private Education Loans	FFELP Loans	Credit Cards	Total Portfolio
Beginning balance	$1,355,844	$4,378	$1,501	$1,361,723
Transfer from unfunded commitment liability(1)	301,655	—	—	301,655
Less:
Charge-offs	(229,591)	(321)	(356)	(230,268)
Plus:
Recoveries	29,494	—	12	29,506
Provisions for loan losses:
Provision, current period	(233,852)	20	1,124	(232,708)
Loan sale reduction to provision	(66,460)	—	—	(66,460)
Loans transferred from held for sale	1,887	—	—	1,887
Total provisions for loan losses(2)	(298,425)	20	1,124	(297,281)
Ending balance	$1,158,977	$4,077	$2,281	$1,165,335
(1)  See Notes to Consolidated Financial Statements, Note 7, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2) See “—Financial Condition — Allowance for Credit Losses — Provision for Credit Losses” in this Item 7 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Provision for Credit Losses

Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Years Ended December 31, (dollars in thousands)	2025	2024	2023	2022	2021
Private Education Loan provisions for credit losses:
Provisions for loan losses	$59,879	$121,112	$34,964	$236,023	$(298,425)
Provisions for unfunded loan commitments	272,808	283,393	308,275	396,521	264,324
Total Private Education Loan provisions for credit losses	332,687	404,505	343,239	632,544	(34,101)
Other impacts to the provisions for credit losses:
FFELP Loans	—	4,010	2,224	(20)	20
Credit Cards	—	—	—	929	1,124
Total	—	4,010	2,224	909	1,144
Provisions for credit losses reported in consolidated statements of income	$332,687	$408,515	$345,463	$633,453	$(32,957)

2025 Form 10-K — SLM CORPORATION 61

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2025, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in P&I repayment status were 45 percent of our total Private Education Loans held for investment portfolio at December 31, 2025, compared with 44 percent at December 31, 2024.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see “— Critical Accounting Estimates — Allowance for Credit Losses” in this Item 7 and Notes to Consolidated Financial Statements, Note 5, “Loans Held for Investment — Certain Collection Tools — Private Education Loans” in this Form 10-K.
62 SLM CORPORATION — 2025 Form 10-K

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include loans in the “loans in forbearance” metric).

Private Education Loans Held for Investment	2025		2024		2023
As of December 31, (dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,332,532		$5,722,827		$5,291,991
Loans in forbearance(2)	433,075		405,430		324,039
Loans in repayment and percentage of each status:
Loans current	15,258,723	96.0%	15,513,333	96.3%	14,809,271	96.1%
Loans delinquent 30-59 days(3)	330,307	2.0	310,748	1.9	298,751	1.9
Loans delinquent 60-89 days(3)	154,683	1.0	140,735	0.9	151,017	1.0
Loans 90 days or greater past due(3)	151,114	1.0	141,935	0.9	150,775	1.0
Total Private Education Loans in repayment	15,894,827	100.0%	16,106,751	100.0%	15,409,814	100.0%
Total Private Education Loans, gross	21,660,434		22,235,008		21,025,844
Private Education Loans deferred origination costs and unamortized premium/(discount)	102,008		103,070		81,554
Total Private Education Loans	21,762,442		22,338,078		21,107,398
Private Education Loans allowance for losses	(1,430,318)		(1,435,920)		(1,335,105)
Private Education Loans, net	$20,332,124		$20,902,158		$19,772,293
Percentage of loans in repayment		73.4%		72.4%		73.3%
Delinquencies as a percentage of loans in repayment		4.0%		3.7%		3.9%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		1.7%		1.6%		1.1%
Percentage of loans in hardship and other forbearances(5)		1.0%		0.9%		1.0%

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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $272 million, $253 million, and $168 million at December 31, 2025, 2024, and 2023, respectively. See “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in this Item 7 for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $161 million, $152 million, and $156 million at December 31, 2025, 2024, and 2023, respectively. See “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in this Item 7 for additional details.
Delinquencies as a percentage of loans in repayment increased to 4.0 percent at December 31, 2025 from 3.7 percent at December 31, 2024. The increase in the delinquency metric in 2025 compared with 2024 is primarily attributable to changes and refinements to our loss mitigation programs in late 2024 which generally restricted loan modification eligibility to borrowers in later-stage delinquency, as well as a shift in the composition of the loans in repayment portfolio (which does not include loans held for sale) due to $933 million of newly originated loans transferred
2025 Form 10-K — SLM CORPORATION 63

to held for sale status during the fourth quarter of 2025, as we intended to sell the loans to the Strategic Partner in January 2026. See “—Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in this Item 7 for additional details. The percentage of loans in an extended grace forbearance remained relatively consistent at 1.7 percent and 1.6 percent at December 31, 2025 and December 31, 2024, respectively. The percentage of loans in hardship and other forbearances remained relatively consistent at 1.0 percent and 0.9 percent, respectively, at December 31, 2025 and December 31, 2024.
The decrease in delinquencies at December 31, 2024, compared with 2023, was primarily attributable to the then-new loan modification programs. The increase in the percentage of loans in an extended grace period at December 31, 2024 compared with 2023 was primarily due to borrowers being eligible to receive up to six months of extended grace forbearance in one increment instead of multiple instances of two-month increments, coupled with our continued efforts to better match our available program offerings to the financial needs of our borrowers. The percentage of loans in hardship and other forbearances remained relatively consistent at 0.9 percent and 1.0 percent, respectively at December 31, 2024 and December 31, 2023.

64 SLM CORPORATION — 2025 Form 10-K

The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

Years Ended December 31, (dollars in thousands)	2025	2024	2023	2022	2021
Allowance for loan losses, beginning balance	$1,435,920	$1,335,105	$1,353,631	$1,158,977	$1,355,844
Transfer from allowance for unfunded loan commitments(1)	280,244	311,787	320,237	344,310	301,655
Provisions:
Provision for current period	400,677	357,067	240,347	410,254	(233,852)
Loan sale reduction to provision	(296,524)	(235,955)	(205,383)	(174,231)	(66,460)
Loans transferred (to) from held for sale	(44,274)	—	—	—	1,887
Total provisions(2)	59,879	121,112	34,964	236,023	(298,425)
Net charge-offs:
Charge-offs	(399,636)	(376,840)	(420,095)	(427,416)	(229,591)
Recoveries	53,911	44,756	46,368	41,737	29,494
Net charge-offs	(345,725)	(332,084)	(373,727)	(385,679)	(200,097)
Allowance for loan losses, ending balance	1,430,318	1,435,920	1,335,105	1,353,631	1,158,977
Allowance for unfunded loan commitments, beginning balance (1)	84,568	112,962	124,924	72,713	110,044
Provision(2)(3)	272,808	283,393	308,275	396,521	264,324
Transfer to allowance for loan losses	(280,244)	(311,787)	(320,237)	(344,310)	(301,655)
Allowance for unfunded loan commitments, ending balance(1)	77,132	84,568	112,962	124,924	72,713
Total allowance for credit losses, ending balance	$1,507,450	$1,520,488	$1,448,067	$1,478,555	$1,231,690
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	6.00%	5.83%	5.89%	6.30%	5.20%
Allowance for loan losses coverage of net charge-offs	4.14	4.32	3.57	3.51	5.79
Net charge-offs as a percentage of average loans in repayment(4)	2.15%	2.19%	2.44%	2.55%	1.33%
Delinquencies as a percentage of ending loans in repayment(4)	4.00%	3.68%	3.90%	3.77%	3.26%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	2.65%	2.46%	2.06%	1.81%	1.91%
Ending total loans, gross	$21,660,434	$22,235,008	$21,025,844	$20,303,688	$20,716,863
Average loans in repayment(4)	$16,047,085	$15,139,184	$15,310,934	$15,103,123	$15,019,869
Ending loans in repayment(4)	$15,894,827	$16,106,751	$15,409,814	$15,129,550	$15,511,212
Unfunded loan commitments for loans held for investment(6)	$1,913,753	$2,311,660	$2,221,077	$1,995,808	$1,776,976
Total accrued interest receivable	$1,570,069	$1,549,415	$1,354,565	$1,177,562	$1,187,123
(1) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See Notes to Consolidated Financial Statements, Note 7, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-K for a summary of the activity in the allowance for and balance of unfunded loan commitments.
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $523 million of unfunded loan commitments associated with loans classified as held for sale at December 31, 2025. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

As part of concluding on the adequacy of the allowance for credit losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of net charge-offs ratio; the Total Allowance as Percentage of Private Education Loan Exposure; and delinquency and forbearance percentages.
2025 Form 10-K — SLM CORPORATION 65

Net charge-offs as a percentage of average loans in repayment decreased in the year ended December 31, 2025 compared with the year-ago period primarily due to changes in the loan modification programs implemented in late 2024. Net charge-offs as a percentage of average loans in repayment decreased in the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due to the expanded loan modifications program implemented in late 2023 and throughout the full year 2024.
During 2026, the first wave of loans that were modified under the expanded loss mitigation programs in late 2023 will be exiting existing modifications. Borrowers currently enrolled in these programs have largely exhibited positive payment performance, and longer-term performance is unknown but will become clearer throughout 2026.
Use of Forbearance and Modifications as a Private Education Loan Collection Tool
In recent years, we have made significant changes to our credit administration practices, enhancing our loss mitigation programs through both our forbearance and loan modification offerings. We adjust the terms of loans for certain borrowers when we believe such changes will help our borrowers manage their student loan obligations, achieve better student outcomes and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment or interest-only alternative.
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
Hardship forbearance may be granted in order to provide temporary payment relief to borrowers who are either current in their payments but demonstrate a need for relief, or who are delinquent in their payments but demonstrate an ability and willingness to repay their obligation. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period for borrowers who were current when they entered forbearance or those who were delinquent but met specific payment requirements curing their delinquency, the borrower will enter repayment status as current. In all instances, the borrowers are expected to begin making scheduled monthly payments at the end of their forbearance periods. This strategy is aimed at assisting borrowers while mitigating the risks of delinquency and default as well as encouraging resolution of delinquent loans.
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
66 SLM CORPORATION — 2025 Form 10-K

Currently, we generally grant forbearance for up to 12 months over the life of the loan, in increments of one to two months at a time, although extended grace forbearance is typically granted in one six-month increment. Disaster forbearance and certain other limited instances do not apply toward the 12-month limit. We also currently require 12 months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance is not necessary to receive additional increments of extended grace forbearance or for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also now count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
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
Modifications under these programs are generally considered loan modifications to borrowers experiencing financial difficulty. See Note 7, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-K for disclosures related to these modification programs. However, in some situations, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities, which we do not consider to be modifications of loans to borrowers experiencing financial difficulty.
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At December 31, 2025, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 2.0 percent. At December 31, 2025, approximately 76 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status fewer than 25 months.
2025 Form 10-K — SLM CORPORATION 67

As of December 31, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,333	$5,333
Loans in forbearance	266	63	38	28	38	—	433
Loans in repayment - current	4,142	3,655	1,937	1,587	3,937	—	15,258
Loans in repayment - delinquent 30-59 days	82	51	49	41	107	—	330
Loans in repayment - delinquent 60-89 days	41	26	21	19	48	—	155
Loans in repayment - 90 days or greater past due	43	22	22	17	47	—	151
Total	$4,574	$3,817	$2,067	$1,692	$4,177	$5,333	21,660
Deferred origination costs and unamortized premium/(discount)							102
Allowance for loan losses							(1,430)
Total Private Education Loans, net							$20,332

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.63%	0.39%	0.23%	0.17%	0.23%	—%	2.65%

As of December 31, 2024 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,723	$5,723
Loans in forbearance	247	66	37	23	32	—	405
Loans in repayment - current	4,497	3,585	2,230	1,518	3,683	—	15,513
Loans in repayment - delinquent 30-59 days	78	58	49	36	90	—	311
Loans in repayment - delinquent 60-89 days	38	25	22	17	39	—	141
Loans in repayment - 90 days or greater past due	39	23	20	16	44	—	142
Total	$4,899	$3,757	$2,358	$1,610	$3,888	$5,723	22,235
Deferred origination costs and unamortized premium/(discount)							103
Allowance for loan losses							(1,436)
Total Private Education Loans, net							$20,902

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.50%	0.40%	0.23%	0.14%	0.19%	—%	2.46%

68 SLM CORPORATION — 2025 Form 10-K

As of December 31, 2023 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,292	$5,292
Loans in forbearance	190	55	31	20	28	—	324
Loans in repayment - current	4,129	3,529	2,183	1,472	3,496	—	14,809
Loans in repayment - delinquent 30-59 days	81	56	45	33	84	—	299
Loans in repayment - delinquent 60-89 days	40	29	24	17	41	—	151
Loans in repayment - 90 days or greater past due	42	28	23	16	42	—	151
Total	$4,482	$3,697	$2,306	$1,558	$3,691	$5,292	21,026
Deferred origination costs and unamortized premium/(discount)							81
Allowance for loan losses							(1,335)
Total Private Education Loans, net							$19,772

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.21%	0.35%	0.19%	0.13%	0.18%	—%	2.06%

2025 Form 10-K — SLM CORPORATION 69

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type for the years ended December 31, 2025 and 2024.

As of December 31, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,806,666	$1,765,589	$322,572	$15,894,827
$ in total	$18,785,313	$2,468,471	$406,650	$21,660,434

As of December 31, 2024 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$14,273,952	$1,466,915	$365,884	$16,106,751
$ in total	$19,710,266	$2,067,468	$457,274	$22,235,008

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)
December 31, 2025	$1,570,069	$6,548	$14,511
December 31, 2024	$1,549,415	$6,420	$12,366
December 31, 2023	$1,354,565	$8,373	$9,897
December 31, 2022	$1,177,562	$6,609	$8,121
December 31, 2021	$1,187,123	$3,635	$4,937
(1) The allowance for uncollectible interest at December 31, 2025, 2024, 2023, 2022, and 2021 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at December 31, 2025, 2024, 2023, 2022, and 2021, relates to $164 million, $164 million, $151 million, $240 million, and $240 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.4 billion, $1.4 billion, $1.2 billion, $937 million, and $947 million, respectively, at December 31, 2025, 2024, 2023. 2022, and 2021) is/was reserved for in the allowance for credit losses.
70 SLM CORPORATION — 2025 Form 10-K

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary funding and liquidity objective is to support our businesses throughout market cycles, including during periods of financial stress. Our business needs primarily include funding originations of Private Education Loans and meeting any deposits outflows at the Bank. To achieve these objectives, we maintain access to diverse funding sources, such as retail deposits, brokered deposits, asset-backed securitizations, unsecured debt, other financing facilities, and loan sales. We maintained liquidity reserves in the form of unrestricted cash and liquid investments of $5.4 billion and $6.1 billion as of December 31, 2025 and 2024, respectively, as noted in the table below.
At December 31, 2025 and December 31, 2024, our sources of liquidity included liquid investments with unrealized losses of $61.2 million and $105.8 million, respectively. It is our policy to manage operations so our liquidity needs are fully satisfied through normal operations to avoid unplanned loan or liquid investment sales under all but the most dire conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee. These policies take into account the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and deposit markets at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the marketplace. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses and specific stresses that test the resiliency of our balance sheet. At December 31, 2025, we held a significant liquidity buffer of cash and liquid investments, which we expect to maintain through in the future. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

As of December 31, (dollars in thousands)	2025	2024	2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,421	$3,745	$3,224
Sallie Mae Bank(1)	4,236,844	4,696,621	4,146,614
Available-for-sale investments	1,135,886	1,361,431	1,988,295
Total unrestricted cash and liquid investments	$5,377,151	$6,061,797	$6,138,133

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

Years Ended December 31, (dollars in thousands)	2025	2024	2023
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$8,397	$8,698	$6,827
Sallie Mae Bank(1)	3,958,618	4,504,167	4,014,444
Available-for-sale investments	1,170,153	1,647,113	1,975,754
Total unrestricted cash and liquid investments	$5,137,168	$6,159,978	$5,997,025

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

2025 Form 10-K — SLM CORPORATION 71

Deposits

The following table summarizes total deposits.

As of December 31, (dollars in thousands)	2025	2024
Deposits - interest-bearing	$21,059,967	$21,066,752
Deposits - non-interest-bearing	184	1,816
Total deposits	$21,060,151	$21,068,568

Our total deposits of $21.1 billion were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits at December 31, 2025, compared with total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of December 31, 2025 and 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposit accounts (“MMDAs”), and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion of our deposit total as of December 31, 2025, compared with $7.0 billion at December 31, 2024. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $8 million, $11 million, and $12 million in the years ended December 31, 2025, 2024, and 2023, respectively. Fees paid to third-party brokers related to brokered CDs were $8 million, $8 million, and $8 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Interest-bearing deposits at December 31, 2025 and 2024 are summarized as follows:

	2025		2024
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,004,845	3.83%	$9,582,290	4.27%
Savings	1,177,177	3.83	944,034	4.02
Certificates of deposit	9,877,945	3.87	10,540,428	4.20
Deposits - interest-bearing	$21,059,967		$21,066,752
(1) Includes the effect of interest rate swaps in effective hedge relationships.

As of December 31, 2025 and 2024, there were $1.2 billion and $1.2 billion, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $71 million and $92 million at December 31, 2025 and 2024, respectively.

72 SLM CORPORATION — 2025 Form 10-K

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2025, $562 million notional of our derivative contracts were cleared on the CME and $11 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 98.0 percent and 2.0 percent, respectively, of our total notional derivative contracts of $573 million at December 31, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2025 was $(1) million and $(0.1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2025 and 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $5 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.

The table below highlights exposure related to our derivative counterparties as of December 31, 2025.

As of December 31, 2025 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$113
Exposure to counterparties with credit ratings, net of collateral	$113
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%
2025 Form 10-K — SLM CORPORATION 73

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
We believe that current and projected capital levels are appropriate for 2026. As of December 31, 2025, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1, 2022, 2023, 2024 and 2025, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. As of January 1, 2025, all adjusted transition amounts have been phased in for regulatory capital purposes. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained
74 SLM CORPORATION — 2025 Form 10-K

earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)     Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3) For December 31, 2025 and 2024, the actual amounts and the actual ratios include the respective adjusted transition amounts discussed above.

2025 Form 10-K — SLM CORPORATION 75

Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $700 million, $570 million, and $550 million in dividends to the Company for the years ended December 31, 2025, 2024, and 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs. See Item 1A. “Risk Factors — GENERAL RISKS” for possible limitations on the payments of our dividends.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are variable interest entities and are consolidated for accounting purposes. The following table summarizes our borrowings at December 31, 2025 and 2024. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in this Form 10-K.

	2025			2024
As of December 31, (dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$498,415	$493,415	$991,830	$—	$995,420	$995,420
Total unsecured borrowings	498,415	493,415	991,830	—	995,420	995,420

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,174,513	4,174,513	—	4,617,743	4,617,743
Variable-rate	—	694,566	694,566	—	827,182	827,182
Total Private Education Loan term securitizations	—	4,869,079	4,869,079	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,869,079	4,869,079	—	5,444,925	5,444,925
Total	$498,415	$5,362,494	$5,860,909	$—	$6,440,345	$6,440,345
Short-term Borrowings
Unsecured Borrowings Transactions
On November 1, 2021, we issued $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2025, the outstanding carrying value, net of deferred financing fees, was $498 million.
Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030, at a price of 99.78 percent. At December 31, 2025, the outstanding carrying value, net of deferred financing fees, was $493 million.
76 SLM CORPORATION — 2025 Form 10-K

Secured Borrowings Transactions
The following summarizes those Private Education Loan Trust term ABS issued in 2024 and 2025 in which we retained 100 percent of the residual class certificates.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Class A and Class B Notes (in years)
(Dollars in thousands)
2024-C ABS Transaction	May 15, 2024	$733,644	$668,000	$667,888	SOFR plus 1.19%	5.36
2024-E ABS Transaction	August 14, 2024	944,645	868,000	867,743	SOFR plus 1.42%	5.17
2024-F ABS Transaction	November 06, 2024	732,445	680,000	679,981	SOFR plus 1.08%	5.09
Total 2024		$2,410,734	$2,216,000	$2,215,612

Loans encumbered at December 31, 2025 related to 2024 term ABS		$2,080,180

2025-A ABS Transaction	May 07, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at December 31, 2025 related to 2025 term ABS:		$545,900
(1)Represents principal and capitalized interest.
(2)Represents SOFR equivalent cost of funds for variable and fixed-rate bonds, excluding issuance costs.
Pre-2024 Transactions
Prior to 2024, we executed a total of $11.53 billion in ABS transactions that were accounted for as secured borrowings. At December 31, 2025, $3.93 billion of our Private Education Loans, including $3.81 billion of principal and $116 million in capitalized interest, were encumbered as a result of these transactions.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount that may be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. For the years ended December 31, 2025 and 2024, there were no outstanding borrowings under the Secured Borrowing Facility. For additional information, see Notes to Consolidated Financial Statements, Note 11, “Borrowings” in this Form 10-K.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2025 and 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value
2025 Form 10-K — SLM CORPORATION 77

of the pledged assets. At December 31, 2025 and December 31, 2024, the value of our pledged collateral at the FRB was $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2025 and 2024.
Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. At December 31, 2025, we had $2.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2025/2026 academic year, including $523 million of contractual loan commitments associated with loans classified as held for sale. At December 31, 2025, we had a $77 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on unfunded commitments.
Contractual Cash Obligations
In addition to our contractual loan commitments, we have certain other contractual cash obligations and commitments. These include contractual principal obligations associated with long-term Bank deposits, secured borrowings, unsecured debt, and lease obligations. Our material contractual cash obligations relate to Bank deposits. At December 31, 2025, we had $7.5 billion of principal obligations related to Bank deposits due in the next year, and $7.5 billion due thereafter. At December 31, 2025, our contractual cash obligations due in the next year for secured borrowings, unsecured debt, and lease obligations were $782 million, $500 million, and $7 million, respectively, and our contractual cash obligations due thereafter for our secured borrowings, unsecured debt, and lease obligations were $4.1 billion, $500 million, and $20 million, respectively.
Common Stock
Our governing documents permit the issuance of up to 1.125 billion shares of common stock (par value of $0.20). At December 31, 2025, 199 million shares were issued and outstanding and 31 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity” in this Form 10-K for additional details.

78 SLM CORPORATION — 2025 Form 10-K

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” in this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective, or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates, and assumptions relate to the following critical accounting estimates that are discussed in more detail below.
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
We obtain forecasts for our expected loss model from an external economic data provider who provides a range of economic forecasts with various likelihoods of occurrence. Management reviews and weighs the economic forecasts for each of these inputs to calculate our allowance for credit losses. Our forecasting process reflects management’s continuous review of forecasting assumptions and model inputs and is consistent with our internal governance, risk management framework and CECL methodologies. Management continues to review both the scenarios and their respective weightings each quarter in determining the allowance for credit losses. The most recent adjustment to scenario weightings occurred in the first quarter of 2025.
2025 Form 10-K — SLM CORPORATION 79

In estimating recoveries, we use both estimates of what we expect to receive from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
In addition to the above modeling approach, we also take certain other qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, including changes we have implemented to our loan modification programs, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as shifts in the macroeconomic environment or legal and regulatory requirements that impact the level of estimated current expected credit losses or prepayments, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could materially affect our estimate of future losses.
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
In 2023, we experienced slower prepayment rates due to the rising interest rate environment. Historically, when rates rise, loan prepayments generally decline due to a reduction in consolidation activity of our borrowers to third party lenders, and when rates decline, loan prepayments generally rise due to an increase in consolidation activity of our borrowers to third party lenders. During 2023, our estimates of future prepayment speeds reflected the then current interest rate environment and future expectations of increased prepayment speeds in line with market expectations of a decline in interest rates based on the scenarios produced by an external data provider described above. Slower prepayment speeds increase the allowance for credit losses because the loss rates applied in the future periods are applied to higher loan balances.
In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment. In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, SOFR, and the U.S. 10-year treasury rate. These models reduced the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our default rate and prepayment speeds models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses.
80 SLM CORPORATION — 2025 Form 10-K

To demonstrate the sensitivity of the allowance for credit losses for our Private Education Loan portfolio to a more pessimistic forecast of expected economic outcomes, we considered what our allowance for credit losses would be if we applied a 100 percent probability weighting to the S3 unfavorable (or downside/90th percentile) scenario (with a concurrent 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of December 31, 2025 of $196 million or 12.9 percent. In addition, we also considered a 100 percent probability weighting to the S4 unfavorable (or downside/96th percentile) scenario (with a concurrent 0 percent weighting for both the Baseline and S1 stronger near-term growth scenarios) under the range of scenarios noted above. Excluding consideration of any qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our allowance for credit losses as of December 31, 2025 of $298 million or 19.6 percent. These scenarios do not reflect our current expectations as of December 31, 2025, nor do they capture other qualitative adjustments or all the potential unknown variables that could arise in the forecast periods, but they provide an approximation of possible outcomes under hypothetical pessimistic conditions. The estimated impacts were calculated for the two-year reasonable and supportable periods, but were not calculated for the remaining periods since long-term assumptions used to calculate the allowance for the remaining periods are based on longer term averages and only change when we determine there is a fundamental change that will affect the long-term rate.
Estimates are also made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date is updated quarterly based on updated information received from the clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the related life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses. For newly originated loans that will be sold to strategic partners, due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and do not record an allowance for the unfunded loan commitments related to the loans classified as held for sale.
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
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At December 31, 2025 and 2024, 25 percent and 26 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
2025 Form 10-K — SLM CORPORATION 81

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
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion of the allowance for credit losses related to future disbursements is shown as a liability on the face of the balance sheet, and related provision for credit losses is reflected on the income statement.
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
For the year ended December 31, 2023, we used the gross loss approach when estimating the allowance for credit losses for the unguaranteed portion of our FFELP Loans. We maintained an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses used historical experience of customer default behavior. We applied the default rate projections, net of applicable risk sharing, to our FFELP Loans for the relevant period to perform our quantitative calculation. Once the quantitative calculation was performed, we reviewed the adequacy of the allowance for credit losses and determined if qualitative adjustments needed to be considered.
82 SLM CORPORATION — 2025 Form 10-K

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
2025 Form 10-K — SLM CORPORATION 83

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
84 SLM CORPORATION — 2025 Form 10-K

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
2025 Form 10-K — SLM CORPORATION 85

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
Compliance Risk. Compliance risk is the risk of legal or regulatory sanctions, fines, penalties, financial losses, or loss to brand resulting from violations of, or non-conformance with, applicable laws, rules, regulations, and self-regulatory organizations’ standards, as well as the Code of Business Conduct.
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

86 SLM CORPORATION — 2025 Form 10-K

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage interest rate risk, thereby reducing our exposure to fluctuations in interest rates, and achieving less volatile levels of profit in varying interest rate environments. We evaluate and monitor interest rate risk through two primary methods:
•Earnings at Risk (“EAR”), which measures the estimated impact of hypothetical changes in interest rates on net interest income; and
•Economic Value of Equity (“EVE”), which measures the estimated sensitivity or change in the economic value of equity to changes in interest rates.
We simulate several potential interest rate scenarios using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. At present, a significant portion of the Bank’s earning assets and a large balance of deposits are indexed to 30-day average SOFR. Therefore, 30-day average SOFR is considered a core rate in our interest rate risk analysis. The 30-day average SOFR and other rates are shocked in parallel for shock scenarios unless otherwise indicated. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect on earnings over the next 24 months and the potential effect on market values of balance sheet assets and liabilities at December 31, 2025 and 2024, based upon a sensitivity analysis performed by management assuming hypothetical increases in market interest rates of 100 and 300 basis points and a decrease of 100 and 300 basis points while credit and funding spreads remain constant. EAR analysis assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for December 31, 2025 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure.

As of December 31,	2025				2024
	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points

EAR - Shock	-10.2%	-3.2%	+2.8%	+8.7%	-8.1%	-2.5%	+2.0%	+5.9%
EAR - Ramp	-7.1%	-2.3%	+2.1%	+6.4%	-4.5%	-1.4%	+1.2%	+3.4%
EVE	-24.2%	-8.1%	+7.4%	+22.3%	-24.2%	-7.9%	+7.0%	+20.9%
In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable SOFR and fixed rate loans, fully variable funding, and fixed rate funding. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix, and size of our balance sheet. They also do not account for other business developments that could affect net income, or management actions that could affect net income or could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.
2025 Form 10-K — SLM CORPORATION 87

Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2025. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of December 31, 2025 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
Fed Funds Effective Rate	daily/weekly/monthly	$—	$414.7	$(414.7)
SOFR Rate	daily/weekly/monthly	4,995.7	5,032.3	(36.6)
3-month SOFR	quarterly	—	251.1	(251.1)
3-month Treasury bill	weekly	—	—	—
Prime	monthly	0.2	—	0.2
Non-Discrete reset(2)	daily/weekly	4,467.8	3,665.2	802.6
Fixed-Rate(3)		20,282.6	20,383.0	(100.4)
Total		$29,746.3	$29,746.3	$—

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
The “Funding Gap” in the above table shows primarily mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated, and should offset each other effectively. The funding in the fixed-rate bucket includes $2.2 billion of stockholders’ equity and $0.4 billion of non-interest-bearing liabilities. We consider the overall repricing risk to be low.
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
88 SLM CORPORATION — 2025 Form 10-K

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at December 31, 2025.

As of December 31, 2025 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.66
Cash and investments	1.25
Total earning assets	4.70

Deposits
Short-term deposits	0.61
Long-term deposits	3.22
Total deposits	0.97

Borrowings
Short-term borrowings	0.84
Long-term borrowings	3.95
Total borrowings	3.69

2025 Form 10-K — SLM CORPORATION 89

Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Part IV, Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Nothing to report.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
In the fourth quarter of 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.
90 SLM CORPORATION — 2025 Form 10-K

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information contained in the 2026 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis — Other Arrangements, Policies and Practices Related to Executive Compensation Programs — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance”, is incorporated herein by reference.

Item 11. Executive Compensation
The information contained in the 2026 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the 2026 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5 Percent or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers”, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the 2026 Proxy Statement, including information appearing under “Corporate Governance — Related Party Transactions” and “Corporate Governance — Director Independence”, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information contained in the 2026 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm”, is incorporated herein by reference.

2025 Form 10-K — SLM CORPORATION 91

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
92 SLM CORPORATION — 2025 Form 10-K

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

4.2	Description of SLM Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

4.3
Description of SLM Corporation’s Floating-Rate Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

4.4
Third Supplemental Indenture dated as of November 1, 2021 between SLM Corporation and Deutsche Bank National Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2021).

4.5	Form of Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 1, 2021).

4.6
Fourth Supplemental Indenture dated as of January 31, 2025 between SLM Corporation and Deutsche Bank National Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 31, 2025).

4.7	Form of Senior Note due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 31, 2025).

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

10.3†
SLM Deferred Compensation Plan for Key Employees, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.4†
Amendment to SLM Corporation Deferred Compensation Plan for Key Employees (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.5†
SLM Corporation Deferred Compensation Plan for Directors, as Established Effective May 1, 2014 and Amended June 25, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.6†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders filed on April 27, 2017).

10.7†
Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 24, 2014, Including Amendments as of June 25, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.8†	Restatement of the Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2018) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.9†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of January 1, 2019) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.10†	Amendment to Sallie Mae 401(k) Savings Plan (Effective as of March 5, 2019) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 17, 2019).

10.11
Tax Sharing Agreement between Navient Corporation and New BLC Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.12
Amended and Restated Loan Servicing and Administration Agreement between Sallie Mae Bank and Navient Solutions, Inc., dated as of April 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 2, 2014).

2025 Form 10-K — SLM CORPORATION 93

10.13†	Offer Letter between Jonathan W. Witter and the Company dated March 4, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 22, 2020).

10.14†	Offer Letter between Donna F. Vieira and the Company dated September 18, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2020).

10.15†
Form of SLM Corporation 2012 Omnibus Incentive Plan, 2021 Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 21, 2021).

10.16†	SLM Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on June 9, 2021).

10.17†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.18†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2022 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.19†	Offer Letter between Kerri Palmer and the Company dated January 7, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022).

10.20†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.21†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2023 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.22†	Retention Agreement between Steven J. McGarry and the Company dated March 2, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.23†
Agreement and Release between Daniel Kennedy and the Company effective March 30, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.24†	Offer Letter between Peter Graham and the Company dated August 25, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 25, 2023).

10.25†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2024 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 24, 2024).

10.26†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2024 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 24, 2024).

10.27†
Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed on July 26, 2024).

10.28†
SLM Corporation Amended and Restated Change in Control Severance Plan for Senior Officers effective June 18, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A filed on July 26, 2024).

10.29†
SLM Corporation Amended and Restated Executive Severance Plan for Senior Officers effective June 18, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q/A filed on July 26, 2024).

10.30†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2025 Restricted Stock Unit Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 24, 2025).

10.31†
Form of SLM Corporation 2021 Omnibus Incentive Plan, 2025 Performance Stock Unit Term Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 24, 2025).

10.32†	SLM Corporation 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2025).

10.33†
Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement – 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2025).

10.34†
Retention Agreement, by and between SLM Corporation and Donna F. Vieira, dated as of September 29, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2025).

19.1*	Securities Trading Policy.

21.1*	List of Subsidiaries.

94 SLM CORPORATION — 2025 Form 10-K

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Financial Restatement Compensation Recovery Policy.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†     Management Contract or Compensatory Plan or Arrangement
*     Filed herewith

2025 Form 10-K — SLM CORPORATION 95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 19, 2026

SLM CORPORATION

By:	/S/ JONATHAN W. WITTER
Jonathan W. Witter Chief Executive Officer and Director
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JONATHAN W. WITTER
Jonathan W. Witter	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026

/S/ PETER M. GRAHAM
Peter M. Graham	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2026

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Chair of the Board of Directors	February 19, 2026

/S/ JANAKI AKELLA
Janaki Akella	Director	February 19, 2026

/S/ R. SCOTT BLACKLEY
R. Scott Blackley	Director	February 19, 2026

/S/ DANIEL GREENSTEIN
Daniel Greenstein	Director	February 19, 2026

/S/ HENRY F. GREIG
Henry F. Greig	Director	February 19, 2026

/S/ MARK L. LAVELLE
Mark L. Lavelle	Director	February 19, 2026

/S/ CHRISTOPHER T. LEECH
Christopher T. Leech	Director	February 19, 2026

/S/ TED MANVITZ
Ted Manvitz	Director	February 19, 2026

96 SLM CORPORATION — 2025 Form 10-K

/S/ JIM MATHESON
Jim Matheson	Director	February 19, 2026

/S/ GARY MILLERCHIP
Gary Millerchip	Director	February 19, 2026

/S/ VIVIAN C. SCHNECK-LAST
Vivian C. Schneck-Last	Director	February 19, 2026

/S/ KIRSTEN O. WOLBERG
Kirsten O. Wolberg	Director	February 19, 2026

2025 Form 10-K — SLM CORPORATION 97

CONSOLIDATED FINANCIAL STATEMENTS

2025 Form 10-K — SLM CORPORATION F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the Allowance for Loan Losses related to Private Education Loans Evaluated on a Collective Basis
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for loan losses on Private Education Loans evaluated on a collective basis (the Collective ALL) was $1,430 million as of December 31, 2025. For all loans carried at amortized cost, upon loan origination, the Company
F-2 SLM CORPORATION — 2025 Form 10-K

is required to measure the allowance for loan losses based on the estimate of all current expected credit losses over the remaining contractual term of the loans. In determining the lifetime expected credit losses on the Private Education Loan portfolio, the Company applies a discounted cash flow method that requires the Company to project future principal and interest cash flows on loans in the Private Education Loan portfolio. To estimate the future expected cash flows, the Company uses statistical loan-level models that consider life of loan expectations for defaults, prepayments, recoveries, and any other qualitative adjustments deemed necessary to determine the adequacy of the allowance for loan losses. These cash flows are discounted at the loan’s effective interest rate to calculate the present value of the cash flows. The difference between the present value of those cash flows and the amortized cost basis of the underlying loans is the allowance for loan losses. Future default rates and future prepayment speeds are estimated at a loan level using historical experience, current borrower characteristics, current conditions, and economic factors forecasted over a reasonable and supportable period. At the end of the reasonable and supportable forecast period, the Company immediately reverts forecasted economic factors to long-term historical averages. In estimating future default rates and prepayment speeds, the Company uses a combination of expected economic scenarios coupled with historical experience. The Company also develops an adverse and favorable economic scenario. These scenarios are weighted based upon the current economic conditions and the Company’s view of the risks of alternate outcomes. In estimating recoveries, the Company uses both estimates of what would be received from the sale of defaulted loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries of charged-off loans. The Company also takes certain qualitative factors into consideration when calculating the Collective ALL, which could result in management overlays.
We identified the assessment of the Collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the Collective ALL methodology encompassed the evaluation of the conceptual soundness and performance of the statistical loan-level models, including their significant assumptions. Such significant assumptions included (1) forecasted economic factors and (2) default and prepayment rates derived from statistical loan-level models. The assessment also encompassed the conceptual soundness of the methods and significant assumptions used to determine certain individual management overlays. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective ALL estimate, including controls over the:
•Collective ALL methodology
•performance monitoring and reviews of the statistical loan-level models used to estimate future defaults and prepayment speeds
•determination and measurement of the significant assumptions used in the models
•development of certain individual management overlay methods and assumptions
•analysis of the Collective ALL results, trends, and ratios.
We evaluated the Company’s process to develop the Collective ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s Collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the statistical loan-level models by comparing them to the relevant Company-specific metrics and trends
2025 Form 10-K — SLM CORPORATION F-3

•assessing the conceptual soundness and performance testing of the statistical loan-level models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the forecasted economic factors used to adjust future default rates and future prepayment speeds over the reasonable and supportable forecast period by comparing them to the Company’s business environment and relevant industry practices
•evaluating the conceptual soundness of the methods and assumptions used to develop certain individual management overlays and their impact on the Collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying statistical loan-level models.
We also assessed the sufficiency of the audit evidence obtained related to the Collective ALL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia
February 19, 2026

F-4 SLM CORPORATION — 2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SLM Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited SLM Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
2025 Form 10-K — SLM CORPORATION F-5

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

/s/ KPMG LLP

McLean, Virginia
February 19, 2026

F-6 SLM CORPORATION — 2025 Form 10-K

CONSOLIDATED BALANCE SHEETS
As of December 31, (dollars in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$4,241,265	$4,700,366
Investments:
Trading investments at fair value (cost of $37,606 and $41,715, respectively)	49,250	53,262
Available-for-sale investments at fair value (cost of $1,812,408 and $2,042,473, respectively)	1,758,070	1,933,226
Other investments	115,394	112,377
Total investments	1,922,714	2,098,865
Loans held for investment (net of allowance for losses of $1,430,318 and $1,435,920, respectively)	20,332,124	20,902,158
Loans held for sale	933,256	—
Restricted cash	177,263	173,894
Other interest-earning assets	120	4,880
Accrued interest receivable	1,562,811	1,546,590
Premises and equipment, net	122,193	119,354
Goodwill and acquired intangible assets, net	59,974	63,532
Income taxes receivable, net	347,260	425,625
Other assets	47,315	36,846
Total assets	$29,746,295	$30,072,110

Liabilities
Deposits	$21,060,151	$21,068,568
Short-term borrowings	498,415	—
Long-term borrowings	5,362,494	6,440,345
Other liabilities	373,877	403,277
Total liabilities	27,294,937	27,912,190
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 443.2 million and 440.6 million shares issued, respectively	88,650	88,121
Additional paid-in capital	1,240,250	1,193,753
Accumulated other comprehensive loss (net of tax benefit of $(13,446) and $(21,209), respectively)	(40,128)	(65,861)
Retained earnings	4,734,313	4,114,446
Total SLM Corporation stockholders’ equity before treasury stock	6,274,155	5,581,529
Less: Common stock held in treasury at cost: 244.0 million and 230.2 million shares, respectively	(3,822,797)	(3,421,609)
Total equity	2,451,358	2,159,920
Total liabilities and equity	$29,746,295	$30,072,110

See accompanying notes to consolidated financial statements.
2025 Form 10-K — SLM CORPORATION F-7

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, (dollars in thousands, except per share amounts)	2025	2024	2023
Interest income:
Loans	$2,392,417	$2,314,417	$2,327,743
Investments	58,815	61,412	50,810
Cash and cash equivalents	176,023	243,217	213,750
Total interest income	2,627,255	2,619,046	2,592,303
Interest expense:
Deposits	808,798	881,456	808,065
Interest expense on short-term borrowings	11,418	13,815	13,501
Interest expense on long-term borrowings	305,215	242,993	208,524
Total interest expense	1,125,431	1,138,264	1,030,090
Net interest income	1,501,824	1,480,782	1,562,213
Less: provisions for credit losses	332,687	408,515	345,463
Net interest income after provisions for credit losses	1,169,137	1,072,267	1,216,750
Non-interest income:
Gains on sales of loans, net	368,880	254,928	160,290
Gains (losses) on securities, net	(9,795)	467	2,678
Other income	123,484	112,873	84,148
Total non-interest income	482,569	368,268	247,116
Non-interest expenses:
Operating expenses:
Compensation and benefits	345,814	349,387	326,554
FDIC assessment fees	34,291	51,606	45,766
Other operating expenses	275,480	235,577	246,886
Total operating expenses	655,585	636,570	619,206
Acquired intangible assets impairment and amortization expense	3,558	5,329	66,364
Total non-interest expenses	659,143	641,899	685,570
Income before income tax expense	992,563	798,636	778,296
Income tax expense	247,716	190,311	196,905
Net income	744,847	608,325	581,391
Preferred stock dividends	15,725	18,296	17,705
Net income attributable to SLM Corporation common stock	$729,122	$590,029	$563,686
Basic earnings per common share	$3.52	$2.73	$2.44
Average common shares outstanding	207,155	216,220	231,411
Diluted earnings per common share	$3.46	$2.68	$2.41
Average common and common equivalent shares outstanding	210,914	219,934	234,063
Declared dividends per common share	$0.52	$0.46	$0.44

See accompanying notes to consolidated financial statements.
F-8 SLM CORPORATION — 2025 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, (dollars in thousands)	2025	2024	2023
Net income	$744,847	$608,325	$581,391
Other comprehensive income:
Unrealized gains (losses) on investments	54,935	42,604	59,205
Unrealized gains (losses) on cash flow hedges	(21,439)	(30,394)	(34,457)
Total unrealized gains (losses)	33,496	12,210	24,748
Income tax (expense) benefit	(7,763)	(2,967)	(5,982)
Other comprehensive income (loss), net of tax (expense) benefit	25,733	9,243	18,766
Total comprehensive income	$770,580	$617,568	$600,157

See accompanying notes to consolidated financial statements.
2025 Form 10-K — SLM CORPORATION F-9

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	2,510,696	435,121,140	(194,445,696)	240,675,444	$251,070	$87,025	$1,109,072	$(93,870)	$3,163,640	$(2,789,967)	$1,726,970
Net income	—	—	—	—	—	—	—	—	581,391	—	581,391
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	18,766	—	—	18,766
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	600,157
Cash dividends declared:
Common stock ($0.44 per share)	—	—	—	—	—	—	—	—	(101,233)	—	(101,233)
Preferred Stock, Series B ($7.05 per share)	—	—	—	—	—	—	—	—	(17,705)	—	(17,705)
Issuance of common shares	—	3,109,276	—	3,109,276	—	622	3,237	—	(1,234)	—	2,625
Stock-based compensation expense	—	—	—	—	—	—	36,380	—	—	—	36,380
Common stock repurchased	—	—	(22,341,595)	(22,341,595)	—	—	—	—	—	(349,397)	(349,397)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,099,241)	(1,099,241)	—	—	—	—	—	(17,000)	(17,000)
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797

See accompanying notes to consolidated financial statements.
F-10 SLM CORPORATION — 2025 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,510,696	438,230,416	(217,886,532)	220,343,884	$251,070	$87,647	$1,148,689	$(75,104)	$3,624,859	$(3,156,364)	$1,880,797
Net income	—	—	—	—	—	—	—	—	608,325	—	608,325
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9,243	—	—	9,243
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	617,568
Cash dividends declared:
Common stock (0.46 per share)	—	—	—	—	—	—	—	—	(99,172)	—	(99,172)
Preferred Stock, Series B ($7.29 per share)	—	—	—	—	—	—	—	—	(18,296)	—	(18,296)
Issuance of common shares	—	2,374,379		2,374,379	—	474	5,068	—	(1,270)	—	4,272
Stock-based compensation expense	—	—	—	—	—	—	39,996	—	—	—	39,996
Common stock repurchased	—	—	(11,586,103)	(11,586,103)	—	—	—	—	—	(250,108)	(250,108)
Shares repurchased related to employee stock-based compensation plans	—	—	(749,866)	(749,866)	—	—	—	—	—	(15,137)	(15,137)
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
See accompanying notes to consolidated financial statements.
2025 Form 10-K — SLM CORPORATION F-11

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	744,847	—	744,847
Other comprehensive income, net of tax	—	—	—	—	—	—	—	25,733	—	—	25,733
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	770,580
Cash dividends declared:
Common stock ($0.52 per share)	—	—	—	—	—	—	—	—	(107,691)	—	(107,691)
Preferred Stock, Series B ($6.26 per share)	—	—	—	—	—	—	—	—	(15,725)	—	(15,725)
Issuance of common shares	—	2,642,637		2,642,637	—	529	5,938	—	(1,564)	—	4,903
Stock-based compensation expense	—	—	—	—	—	—	40,559	—	—	—	40,559
Common stock repurchased	—	—	(12,845,660)	(12,845,660)	—	—	—	—	—	(372,820)	(372,820)
Shares repurchased related to employee stock-based compensation plans	—	—	(910,953)	(910,953)	—	—	—	—	—	(28,368)	(28,368)
Balance at December 31, 2025	2,510,696	443,247,432	(243,979,114)	199,268,318	$251,070	$88,650	$1,240,250	$(40,128)	$4,734,313	$(3,822,797)	$2,451,358

See accompanying notes to consolidated financial statements.
F-12 SLM CORPORATION — 2025 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (dollars in thousands)	2025	2024	2023
Operating activities
Net income	$744,847	$608,325	$581,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	332,687	408,515	345,463
Deferred tax provision (benefit)	50,316	(34,327)	(23,224)
Amortization of brokered deposit placement fee	8,033	10,529	11,681
Amortization of fees for Secured Borrowing Facility	2,696	2,359	2,869
Amortization of deferred loan origination costs and loan premium/(discounts), net	15,385	12,883	12,583
Net amortization of discount on investments	(604)	(1,772)	(2,726)
Reduction of tax indemnification receivable	—	—	2,816
Depreciation of premises and equipment	16,166	17,652	17,811
Acquired intangible assets impairment and amortization expense	3,558	5,329	66,364
Stock-based compensation expense	40,559	39,996	36,380
Unrealized (gains) losses on derivative and hedging activities, net	(5)	65	(341)
Gains on sale of loans, net	(368,880)	(254,928)	(160,290)
(Gains) losses on securities, net	9,795	(467)	(2,678)
Acquisition transaction costs, net	—	—	952
Other adjustments to net income, net	7,080	12,563	16,212
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,180,383)	(1,110,434)	(1,054,071)
Decrease in trading investments	1,634	—	—
Increase in non-marketable securities	(740)	(11,336)	(1,256)
Decrease in other interest-earning assets	4,760	4,349	1,933
Increase in other assets	(50,215)	(6,531)	(38,902)
Increase (decrease) in income tax payable, net	30,278	(20,408)	36,723
Increase (decrease) in accrued interest payable	(10,964)	3,423	33,480
Decrease in other liabilities	(54,584)	(15,180)	(27,807)
Total adjustments	(1,143,428)	(937,720)	(726,028)
Total net cash used in operating activities	(398,581)	(329,395)	(144,637)
Investing activities
Loans acquired and originated	(7,461,498)	(7,064,230)	(6,452,199)
Net proceeds from sales of loans held for investment and loans held for sale	5,239,145	4,246,602	3,198,502
Proceeds from FFELP Loan claim payments	—	27,579	50,145
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	2,901,589	2,725,473	3,046,064
Purchases of available-for-sale securities	(81,336)	(91,881)	(105,970)
Proceeds from sales and maturities of available-for-sale securities	448,860	832,450	265,652
Purchase of subsidiary, net of cash acquired	—	—	(14,654)
Total net cash provided by (used in) investing activities	1,046,760	675,993	(12,460)
Financing activities
Brokered deposit placement fee	(8,282)	(7,975)	(7,841)
Net (decrease) increase in certificates of deposit	(662,401)	88,444	953,412
Net increase (decrease) in other deposits	652,886	(687,108)	(770,485)
Issuance costs for Secured Borrowings	(42)	—	(15)
Secured Borrowings - issued, net of discount and deferred fees	536,610	2,206,704	1,135,036
Secured Borrowings - repaid	(1,119,518)	(1,004,117)	(1,154,269)
Fees paid on Secured Borrowing Facility	(2,955)	(2,357)	(2,868)
Issuance costs for Unsecured Borrowings	(1,942)	—	—
Unsecured Borrowings - issued, net of discount and underwriting fees	493,885	—	—
2025 Form 10-K — SLM CORPORATION F-13

Unsecured Borrowings - repaid	(500,000)	—	—
Borrowings under Secured Borrowing Facility	700,000	—	—
Repayments of borrowings under Secured Borrowing Facility	(700,000)	—	—
Preferred stock dividends paid	(15,725)	(18,296)	(17,705)
Common stock dividends paid	(107,691)	(99,172)	(101,233)
Common stock repurchased	(368,736)	(247,968)	(350,264)
Net cash (used in) provided by financing activities	(1,103,911)	228,155	(316,232)
Net (decrease) increase in cash, cash equivalents and restricted cash	(455,732)	574,753	(473,329)
Cash, cash equivalents and restricted cash at beginning of year	4,874,260	4,299,507	4,772,836
Cash, cash equivalents and restricted cash at end of year	$4,418,528	$4,874,260	$4,299,507
Cash disbursements made for:
Interest	$1,111,851	$1,109,084	$963,260
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,241,265	$4,700,366	$4,149,838
Restricted cash	177,263	173,894	149,669
Total cash, cash equivalents and restricted cash	$4,418,528	$4,874,260	$4,299,507
Supplemental non-cash operating and investing activities:
Accrued interest capitalized during the period	$691,917	$632,504	$632,649
Trading investments received in consideration for loans sold	$1,362	$5,218	$5,327
Available-for-sale investments received in consideration for loans sold	$131,384	$210,371	$162,256

See accompanying notes to consolidated financial statements.
F-14 SLM CORPORATION — 2025 Form 10-K

1.Organization and Business
SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” “our,” or “us”) is a holding company that operates through a number of subsidiaries and is the premier financial brand for higher education.
While the Sallie Mae name has existed for more than 50 years, the company that operates as Sallie Mae today, SLM Corporation, was formed in late 2013 and includes its wholly owned subsidiary, Sallie Mae Bank, an industrial bank established in 2005 (the “Bank”). On April 30, 2014, we legally separated (the “Spin-Off”) from another public company that is now named Navient Corporation (“Navient”), which is in the education loan management, consolidation loan, and business processing businesses. We are a consumer banking business and did not retain any assets or liabilities generated prior to the Spin-Off other than those explicitly retained by us pursuant to the documents executed in connection with the Spin-Off. We sometimes refer to the company that existed prior to the Spin-Off as “pre-Spin-Off SLM.”
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
Variable Interest Entities (“VIEs”)
VIEs are entities that, by design: (i) lack sufficient equity to permit the entity to finance its activities independently or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns.
We consolidate any VIE where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
When we provide services to VIEs, including loan servicing and loan program management, fees earned by the Company are not deemed variable interests if (i) the fees are compensation for the services provided and commensurate with the level of effort required to provide those services; (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; and (iii) the decision maker does not hold other interests in the entity that individually, or in the aggregate, would absorb more than an insignificant amount of the entity’s expected losses or receive more than an insignificant amount of the entity’s expected residual returns. If fees do not meet these criteria they are generally deemed to be variable interests.
2025 Form 10-K — SLM CORPORATION F-15

2.	Significant Accounting Policies (Continued)
Private Credit Strategic Partnership
In November 2025, we entered into a multi-year strategic partnership with a leading global investment firm (the “Strategic Partner”). In November 2025, we transferred to a VIE established by the Strategic Partner approximately $1.0 billion of our Private Education Loans, including $922 million in principal, $92 million in capitalized interest, and $6 million in accrued interest. The transfer was accounted for as a sale resulting in a gain of $45 million in the consolidated statements of income. We did not retain any economic interests in the VIE, and our fees were not deemed to be variable interests. See “— Variable Interest Entities (“VIEs”)” in this Note 2 for additional details.
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
We also invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits.
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
F-16 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
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
See Note 6,“Loans Held for Sale” and Note 24, “Subsequent Events” in this Form 10-K for additional information.
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
We obtain forecasts for our expected loss model from an external economic data provider who provides us with a range of economic forecasts with various likelihoods of occurrence. Management reviews and weighs the economic forecasts for each of these inputs to calculate our allowance for credit losses. Our forecasting process reflects management’s continuous review of forecasting assumptions and model inputs and is consistent with our internal governance, risk management framework and CECL methodologies. Management continues to review both the scenarios
2025 Form 10-K — SLM CORPORATION F-17

2.	Significant Accounting Policies (Continued)
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
In addition to the above modeling approach, we also take certain qualitative factors into consideration when calculating the allowance for credit losses, which could result in management overlays (increases or decreases to the allowance for credit losses). These management overlays can encompass a broad array of factors not captured by model inputs, including, but not limited to, changes in lending policies and procedures, including changes in underwriting standards, changes in servicing policies and collection administration practices, including changes we have implemented to our loan modification programs, state law changes that could impact servicing and collection practices, charge-offs, recoveries not already included in the analysis, the effect of other external factors such as shifts in the macroeconomic environment or legal and regulatory requirements that impact the level of estimated current expected credit losses or prepayments, the performance of the model over time versus actual losses, and any other operational or regulatory changes that could materially affect our estimate of future losses.
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
In 2023, we experienced slower prepayment rates due to the rising interest rate environment. Historically, when rates rise, loan prepayments generally decline due to a reduction in consolidation activity of our borrowers to third party lenders, and when rates decline, loan prepayments generally rise due to an increase in consolidation activity of our borrowers to third party lenders. During 2023, our estimates of future prepayment speeds reflected the then current interest rate environment and future expectations of increased prepayment speeds in line with market expectations of a decline in interest rates based on the scenarios produced by an external data provider described above. Slower prepayment speeds increase the allowance for credit losses because the loss rates applied in the future periods are applied to higher loan balances. In the second quarter of 2024, we implemented a loan-level future default rate model that includes current portfolio characteristics and forecasts of real gross domestic product and college graduate unemployment.
In the second quarter of 2024, we also implemented a future prepayment speeds model to include forecasts of real gross domestic product, retail sales, the Secured Overnight Financing Rate (“SOFR”), and the U.S. 10-year treasury rate. These models reduced the reliance on certain qualitative overlays compared to the previous default rate and prepayment speeds models. Prior to these changes, our default rate and prepayment speeds models used forecasts of college graduate unemployment, retail sales, home price index, and median family income. Both the future default rate model and the future prepayment speeds model are used in determining the adequacy of the allowance for credit losses.
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
F-18 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
Estimates are also made on our Private Education Loans regarding when each borrower will separate from school. The cash flow timing of when a borrower will begin making full principal and interest payments is dependent upon when the student either graduates or leaves school. These dates can change based upon many factors. We receive information regarding projected graduation dates from a third-party clearinghouse. The separation from school date is updated quarterly based on updated information received from the clearinghouse.
Additionally, when we have a contractual obligation to fund a loan or a portion of a loan at a later date, we make an estimate regarding the percentage of this obligation that will be funded. This estimate is based on historical experience. For unfunded commitments, we recognize the related life of loan allowance as a liability. Once the loan is funded, that liability transfers to the allowance for Private Education Loan losses. For newly originated loans that will be sold to strategic partners, due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and do not record an allowance for the unfunded loan commitments related to the loans classified as held for sale.
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
Private Education Loans generally do not require borrowers to begin principal and interest repayment until at least six months after the borrowers have graduated or otherwise separated from school. Consequently, the loss estimates for these loans are generally low while the borrower is in school and then increase upon the end of the grace period after separation from school. At December 31, 2025 and 2024, 25 percent and 26 percent, respectively, of the principal balance of the Private Education Loan portfolio was related to borrowers who were then in an in-school (fully deferred), grace, or other deferment status and not required to make payments.
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
Off-Balance Sheet Exposure for Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. The discounted cash flow approach described above includes expected future contractual disbursements. The portion
2025 Form 10-K — SLM CORPORATION F-19

2.	Significant Accounting Policies (Continued)
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
For loans held in investment that are not currently in full principal and interest repayment status or interest-only repayment status, we recognize the allowance for the portion of uncollectible interest representing amounts to be capitalized after separation from school and the expiration of the grace period to the provisions for credit losses and classify this allowance as part of our allowance for credit losses.
The allowance for the portion of uncollectible interest on loans making full interest payments estimates the additional uncollectible interest that is not captured in the allowance for credit losses and will continue to be recorded as a reduction of interest income. As we maintain an allowance for uncollectible interest on loans making full interest payments and an allowance for credit losses for the interest on loans where all, or a portion of the interest, will be capitalized in the future, we do not place loans in nonaccrual status prior to charge-off. However, if it is determined that an individual loan or pool of loans is high risk, they may be placed on nonaccrual status, which entails stopping the accrual of interest on those loans until such time that the borrower(s) have made a sufficient number of payments (typically six months) to return to accrual status. At both December 31, 2025 and December 31, 2024, we had an immaterial amount of loans in nonaccrual status.
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
For the year ended December 31, 2023, we used the gross loss approach when estimating the allowance for credit losses for the unguaranteed portion of our FFELP Loans. We maintained an allowance for credit losses for our FFELP Loans at a level sufficient to cover lifetime expected credit losses. The allowance for FFELP Loan losses used historical experience of customer default behavior. We applied the default rate projections, net of applicable risk sharing, to our FFELP Loans for the respective period to perform our quantitative calculation. Once the quantitative calculation was performed, we reviewed the adequacy of the allowance for credit losses and determined if qualitative adjustments needed to be considered.
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
F-20 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
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
The results of operations of Nitro and Scholly have been included in our consolidated financial statements since the respective acquisition dates. We have not disclosed the pro forma impact of these acquisitions to the results of operations for the year ended December 31, 2023, as the pro forma impacts were deemed immaterial. Transaction costs associated with the Scholly acquisition were approximately $1 million and were expensed as incurred within “Other operating expenses” in the consolidated statements of income for the year ended December 31, 2023.
Identifiable intangible assets at the acquisition date of Nitro included definite life intangible assets with an aggregate fair value of approximately $75 million, including trade names and trademarks, customer relationships, and developed technologies. In the fourth quarter of 2023, we impaired our Nitro trade name and trademarks intangible asset. See Note 9, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
Identifiable intangible assets at the acquisition date of Scholly included definite life intangible assets with an aggregate fair value of approximately $11 million, including trade names and trademarks, developed technologies, customer relationships, and partner relationships.
See “—Goodwill and Acquired Intangible Assets” in this Note 2 and Note 9, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
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
Acquired intangible assets include trade names and trademarks, customer relationships, developed technologies, and partner relationships. Our acquired intangible assets have finite lives and are amortized over their estimated useful lives in proportion to their estimated economic benefit. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
See Note 9, “Goodwill and Acquired Intangible Assets” in this Form 10-K for additional details.
2025 Form 10-K — SLM CORPORATION F-21

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
•In the consolidated balance sheet for instruments carried at the lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and
•In the notes to the consolidated financial statements.
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
F-22 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
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
Interest Expense
Interest expense is based upon contractual interest rates and other fees, adjusted for the amortization of issuance costs, premiums, and discounts. We incur interest expense on interest-bearing deposits comprised of non-maturity savings deposits, brokered and retail CDs, brokered and retail MMDAs, as well as unsecured and secured financings. Our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”) also incurs an unused facility fee on the amount of unfunded commitments. Interest expense is recognized when amounts are contractually due and is adjusted for net payments/receipts related to qualifying interest rate swap agreements designated as hedges of interest-bearing liabilities. Interest expense also includes the amortization of deferred gains and losses on closed qualifying hedge transactions. Amortization of debt issuance costs, premiums, discounts, and terminated hedge-basis adjustments are recognized using the effective interest rate method. Refer to Note 10, “Deposits,” and Note 11, “Borrowings” in this Form 10-K for further details of our interest-bearing liabilities.
Transfers of Financial Assets
We account for the transfer and servicing of financial assets, including loans, in accordance with FASB ASC 860, Transfers and Servicing. The accounting treatment depends on whether the transfer qualifies as a sale or a secured borrowing. A transfer is recognized as a sale only if the assets are legally isolated from the transferor, the transferee is not constrained from pledging or exchanging the assets, and the transferor does not maintain effective control over the assets. When the transfer qualifies as a sale, the financial assets are derecognized from our consolidated balance sheets, and any resulting gain or loss on the sale is recognized.
2025 Form 10-K — SLM CORPORATION F-23

2.	Significant Accounting Policies (Continued)
In most loan sale transactions, we retain loan servicing responsibilities. In sales to a strategic partner, in addition to retaining loan servicing, we will provide loan program management services to a strategic partner. We consider any continuing involvement with transferred financial assets in determining whether the transferred financial assets can be derecognized from the consolidated balance sheets. When loan servicing or loan program management services are involved, we perform an analysis to determine if fees earned by the Company are deemed variable interests. See “— Variable Interest Entities (“VIEs”)” in this Note 2 for additional details. If the criteria for sale accounting are not met, the transaction is accounted for as a secured borrowing and the financial assets remain on our consolidated balance sheets.
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
In 2025 and 2024, we executed several secured financing transactions. Based upon our relationships with these securitizations, we believe the consolidation assessment is straightforward. We consolidated our secured financing transactions because either we did not meet the accounting criterion for sales treatment or we determined we were the primary beneficiary of the VIE because we retained (i) the residual interest in the securitization and therefore had the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, as well as (ii) the power to direct the activities of the VIE in our role as servicer.
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
F-24 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
In 2025 and 2024, we also closed several loan sales and securitization transactions that were not consolidated on our balance sheet due to the transaction having met the criteria for sales treatment and Sallie Mae not being the primary beneficiary. In these transactions, we removed loans from our consolidated balance sheet and recognized any assets retained and liabilities assumed at fair value, and recorded a gain or loss on the transferred loans. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We provide additional information regarding these types of activities in Note 11, “Borrowings — Unconsolidated Funding Vehicles” in this Form 10-K.
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 12, “Derivative Financial Instruments” in this Form 10-K), exclusive of accrued interest and cash collateral held or pledged. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (the “CME”) and the London Clearing House (the “LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2025, $562 million notional of our derivative contracts were cleared on the CME and $11 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 98.0 percent and 2.0 percent, respectively, of our total notional derivative contracts of $573 million at December 31, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2025 was $(1) million and $(0.1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
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
2025 Form 10-K — SLM CORPORATION F-25

2.	Significant Accounting Policies (Continued)
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
“Income tax expense (benefit)” includes (i) deferred tax expense (benefit), which represents the net change in the deferred tax asset or liability balance during the year when applicable, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense (benefit) excludes the tax effects related to adjustments recorded in equity. Net deferred tax assets are included in “Income tax receivable, net” on the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for certain reconciling items. We adopted this amendment as of December 31, 2025, on a prospective basis. See Note 21, “Income Taxes” in this Form 10-K for additional details on the impact of adoption of the ASU.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The ASU can be applied on a prospective, modified transition, or retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU is intended to improve the hedge accounting model to better portray the results of risk management activities in the financial statements. The ASU is effective for fiscal reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Adoption is on a prospective basis. We are currently evaluating the impact of the ASU on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The standard is effective for fiscal years beginning after December
F-26 SLM CORPORATION — 2025 Form 10-K

2.	Significant Accounting Policies (Continued)
15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of the ASU on our consolidated financial statements.

3. Cash and Cash Equivalents
As of December 31, 2025, cash and cash equivalents include cash due from the FRB of $4.2 billion and cash due from depository institutions of $55 million. As of December 31, 2024, cash and cash equivalents include cash due from the FRB of $4.6 billion and cash due from depository institutions of $57 million. As of December 31, 2025 and 2024, we had no outstanding cash equivalents.
The FRB Term Deposit Facility program is used to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program, the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We did not participate in these auctions in 2025 or 2024, resulting in no interest reported. As of December 31, 2025 and 2024, no funds were on deposit with the FRB under this program.
2025 Form 10-K — SLM CORPORATION F-27

4. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At December 31, 2025 and 2024, we had $49 million and $53 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of December 31, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$545,550	$—	$3,045	$(54,371)	$494,224
Utah Housing Corporation bonds	2,490	—	—	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	649,087	—	—	(9,581)	639,506
Other securities	615,281	—	14,344	(7,441)	622,184
Total	$1,812,408	$—	$17,389	$(71,727)	$1,758,070

As of December 31, 2024 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$516,358	$—	$205	$(73,235)	$443,328
Utah Housing Corporation bonds	2,849	—	—	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	948,009	—	—	(32,265)	915,744
Other securities	575,257	—	8,633	(12,095)	571,795
Total	$2,042,473	$—	$8,838	$(118,085)	$1,933,226

(1) Represents the amount of impairment that has resulted from credit-related factors and that was recognized in the consolidated balance sheets (as a credit loss expense on available-for-sale securities). The amount excludes unrealized losses related to non-credit factors.

F-28 SLM CORPORATION — 2025 Form 10-K

4.	Investments (Continued)
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, (dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
2025:
Mortgage-backed securities	$(164)	$10,896	$(54,207)	$275,703	$(54,371)	$286,599
Utah Housing Corporation bonds	—	—	(334)	2,156	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	—	—	(9,581)	639,506	(9,581)	639,506
Other securities	(31)	11,913	(7,410)	119,191	(7,441)	131,104
Total	$(195)	$22,809	$(71,532)	$1,036,556	$(71,727)	$1,059,365

2024:
Mortgage-backed securities	$(2,723)	$137,585	$(70,512)	$290,257	$(73,235)	$427,842
Utah Housing Corporation bonds	—	—	(490)	2,359	(490)	2,359
U.S. government-sponsored enterprises and Treasuries	—	—	(32,265)	915,744	(32,265)	915,744
Other securities	(74)	11,579	(12,021)	182,215	(12,095)	193,794
Total	$(2,797)	$149,164	$(115,288)	$1,390,575	$(118,085)	$1,539,739

At December 31, 2025 and 2024, 179 of 295 and 236 of 278, respectively, of our available-for-sale securities were in an unrealized loss position.
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
2025 Form 10-K — SLM CORPORATION F-29

4.	Investments (Continued)
As of December 31, 2025, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of December 31, 2025 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$549,663	$540,684
2027	99,424	98,822
2038	62	64
2039	511	508
2042	1,790	1,572
2043	3,492	3,178
2044	3,573	3,311
2045	4,217	3,825
2046	6,529	5,831
2047	6,037	5,437
2048	1,655	1,512
2049	13,490	12,191
2050	94,634	76,567
2051	134,425	107,389
2052	50,158	44,980
2053	281,045	283,706
2054	121,281	118,987
2055	238,500	241,317
2056	169,380	174,492
2058	32,542	33,697
Total	$1,812,408	$1,758,070

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $641 million and $610 million par value of securities pledged to this borrowing facility at December 31, 2025 and 2024, respectively, as discussed further in Note 11, “Borrowings” in this Form 10-K.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the third quarter of 2024, we funded a new investment in non-marketable securities of an issuer whose securities we have not previously purchased. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. At December 31, 2025 and December 31, 2024, our total investment in non-marketable securities was $12 million and $24 million, respectively.

F-30 SLM CORPORATION — 2025 Form 10-K

4.	Investments (Continued)
Low-Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. We recognized $14 million, $13 million, and $11 million of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years ended December 31, 2025, 2024, and 2023, respectively. The amount of amortization of such investments reported in income tax expense was $11 million, $10 million, and $9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Total carrying value of the LIHTC investments was $96 million at December 31, 2025 and $82 million at December 31, 2024. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $36 million at December 31, 2025 and $30 million at December 31, 2024.

5. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of December 31, 2025. During the third quarter of 2024, we transferred our remaining FFELP Loan portfolio to loans held for sale and subsequently sold the FFELP Loan portfolio to an unaffiliated third party during the fourth quarter of 2024.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of December 31, 2025 and December 31, 2024, 22 percent and 23 percent, respectively, of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented.

Years Ended December 31, (dollars in millions)	2025	2024	2023
Loan principal	$4,530	$3,418	$2,927
Capitalized interest	422	274	226
Total Private Education Loans sold	$4,952	$3,692	$3,153

Gain on sale of loans, net	$369	$255	$164
There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of these VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Note 11, “Borrowings — Unconsolidated Funding Vehicles” in this Form 10-K.
Certain of these loans sales were a component of a larger transaction that included fees paid to us as a decision maker or service provider. Based on our analysis, we determined that the fees are not variable interests in VIEs. For additional information, see Note 2, “Significant Accounting Policies — Consolidation” in this Form 10-K.

2025 Form 10-K — SLM CORPORATION F-31

5.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

As of December 31, (dollars in thousands)	2025	2024
Loans Held for Investment, net:
Fixed-rate	$16,952,620	$17,093,382
Variable-rate	4,707,814	5,141,626
Total Private Education Loans, gross	21,660,434	22,235,008
Deferred origination costs and unamortized premium/ (discount)	102,008	103,070
Allowance for loan losses	(1,430,318)	(1,435,920)
Loans held for investment, net	$20,332,124	$20,902,158

The estimated weighted average life of education loans in our portfolio was approximately 5.7 years and 5.6 years at December 31, 2025 and 2024, respectively.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans in our portfolio are summarized as follows:

	2025		2024		2023
Years Ended December 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,654,942	10.56%	$21,121,545	10.81%	$21,039,701	10.86%
FFELP Loans	—	—	413,338	7.45	574,218	7.19
Total portfolio	$22,654,942		$21,534,883		$21,613,919
Certain Collection Tools — Private Education Loans
In recent years, we have made significant changes to our credit administration practices, enhancing our loss mitigation programs through both our forbearance and loan modification offerings. We adjust the terms of loans for certain borrowers when we believe such changes will help our borrowers manage their student loan obligations, achieve better student outcomes, and increase the collectability of the loans. These changes generally take the form of a temporary forbearance of payments, a temporary or permanent interest rate reduction, a temporary or permanent interest rate reduction with a permanent extension of the loan term, and/or a short-term extended repayment or interest-only alternative.
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
Hardship forbearance may be granted in order to provide temporary payment relief to borrowers who are either current in their payments but demonstrate a need for relief, or who are delinquent in their payments but demonstrate an ability and willingness to repay their obligation. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the forbearance period for borrowers who were current when they entered forbearance or those who were delinquent but
F-32 SLM CORPORATION — 2025 Form 10-K

5.	Loans Held for Investment (Continued)
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
Currently, we generally grant forbearance for up to 12 months over the life of the loan, in increments of one to two months at a time, although extended grace forbearance is typically granted in one six-month increment. Disaster forbearance and certain other limited instances do not apply toward the 12-month limit. We also currently require 12 months of positive payment performance by a borrower (meaning the borrower must make payment in a cumulative amount equivalent to 12 monthly required payments under the loan) between successive grants of forbearance and between forbearance grants and certain other repayment alternatives. This required period of positive payment performance is not necessary to receive additional increments of extended grace forbearance or for a borrower to receive a contractual interest rate reduction. In addition, we currently limit the participation of delinquent borrowers in certain short-term extended or interest-only repayment alternatives to once in 12 months and twice in five years. We also now count the number of months a borrower receives a short-term extended repayment alternative toward the 12-month forbearance limit described above.
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
Modifications under these programs are generally considered loan modifications to borrowers experiencing financial difficulty. See Note 7, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-K for disclosures related to these modification programs. However, in some situations, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities, which we do not consider to be modifications of loans to borrowers experiencing financial difficulty.
We continually monitor our credit administration practices and modify them further from time to time based upon performance, industry conventions, and/or regulatory feedback.
The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2025 and 2024, we had $151 million and $142 million, respectively, of Private Education Loans held for investment that were more than 90 days delinquent and continue to accrue interest. At December 31, 2025 and 2024, we had an immaterial amount of loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2025 and 2024, we had $2.8 billion and $2.3 billion, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 11, “Borrowings” in this Form 10-K.

2025 Form 10-K — SLM CORPORATION F-33

5.	Loans Held for Investment (Continued)
Loans Held for Investment by Region
At both December 31, 2025 and 2024, 43.8 percent of total Private Education Loans were concentrated in the following states:

As of December 31,	2025	2024
California	10.4%	10.2%
New York	8.8	9.0
Pennsylvania	6.9	7.1
Texas	6.8	6.6
New Jersey	5.5	5.6
Florida	5.4	5.3
	43.8%	43.8%

No other state had a concentration of total Private Education Loans in excess of 5 percent of the aggregate outstanding education loans held for investment.

6. Loans Held for Sale
We had $933 million of loans held for sale at December 31, 2025, and no loans held for sale at December 31, 2024. At December 31, 2025, we reversed $44 million through the provisions for credit losses related to these loans, when the loans were transferred from held for investment to held for sale. On January 28, 2026, we sold approximately $1.29 billion of our Private Education Loans, including $1.26 billion of principal, $28 million in capitalized interest, and $2 million in accrued interest to the Strategic Partner. See Note 24,“Subsequent Events” in this Form 10-K for additional information.

F-34 SLM CORPORATION — 2025 Form 10-K

7. Allowance for Credit Losses and Unfunded Loan Commitments
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolios and unfunded loan commitments. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolios.
When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. The allowance is recorded in “Other Liabilities” on the consolidated balance sheet. When the loan is funded, we transfer that liability to the allowance for loan losses.
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The allowance for credit losses considers the collectability of both principal and accrued interest. The allowance for uncollectible interest estimates the additional uncollectible interest that is not captured in the allowance for credit losses. See “— Accrued Interest Receivable” in this Note 7 for further discussion.
For the years ended December 31, 2025, 2024, and 2023, the allowance for loan losses, ending total loans, and accrued interest balances were all collectively evaluated for impairment, none of the balances were individually evaluated for impairment.
See Note 2, “Significant Accounting Policies — Allowance for Credit Losses” in this Form 10-K for a more detailed discussion on our allowance for credit losses accounting policies.

2025 Form 10-K — SLM CORPORATION F-35

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the years ended December 31, 2025, 2024, and 2023.

Year Ended December 31, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	280,244
Provisions:
Provision for current period	400,677
Loan sale reduction to provision	(296,524)
Loans transferred to held for sale	(44,274)
Total provisions(1)	59,879
Net charge-offs:
Charge-offs	(399,636)
Recoveries	53,911
Net charge-offs	(345,725)
Allowance for loan losses, ending balance	1,430,318
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	272,808
Transfer to allowance for loan losses	(280,244)
Allowance for unfunded loan commitments, ending balance(2)	77,132
Total allowance for credit losses, ending balance	$1,507,450
Net charge-offs as a percentage of average loans in repayment(4)	2.15%
Allowance for loan losses coverage of net charge-offs	4.14
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	6.00%
Ending total loans, gross	$21,660,434
Average loans in repayment(4)	$16,047,085
Ending loans in repayment(4)	$15,894,827
Unfunded loan commitments for loans held for investment(6)	$1,913,753
Total accrued interest receivable	$1,570,069

(1) See “— Provisions for Credit Losses” below in this Note 7 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “— Unfunded Loan Commitments” in this Note 7 for further discussion.
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $523 million of unfunded loan commitments associated with loans classified as held for sale at December 31, 2025. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

F-36 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Year Ended December 31, 2024 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$4,667	$1,335,105	$1,339,772
Transfer from allowance for unfunded loan commitments	—	311,787	311,787
Provisions:
Provision for current period	4,010	357,067	361,077
Loan sale reduction to provision	—	(235,955)	(235,955)
Total provisions(1)	4,010	121,112	125,122
Net charge-offs:
Charge-offs	(380)	(376,840)	(377,220)
Recoveries	—	44,756	44,756
Net charge-offs	(380)	(332,084)	(332,464)
Write-downs arising from transfer of loans to held for sale(2)	(8,297)	—	(8,297)
Allowance for loan losses, ending balance	—	1,435,920	1,435,920
Allowance for unfunded loan commitments, beginning balance(3)	—	112,962	112,962
Provision(1)(4)	—	283,393	283,393
Transfer to allowance for loan losses	—	(311,787)	(311,787)
Allowance for unfunded loan commitments, ending balance(3)	—	84,568	84,568
Total allowance for credit losses, ending balance	$—	$1,520,488	$1,520,488
Net charge-offs as a percentage of average loans in repayment(5)	—%	2.19%
Allowance for loan losses coverage of net charge-offs	—	4.32
Total Allowance Percentage of Private Education Loan Exposure(6)	—%	5.83%
Ending total loans, gross	$—	$22,235,008
Average loans in repayment(4)	$—	$15,139,184
Ending loans in repayment(4)	$—	$16,106,751
Unfunded loan commitments for loans held for investment	$—	$2,311,660
Total accrued interest receivable	$—	$1,549,415
(1) See “— Provisions for Credit Losses” below in this Note 7 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) Represents fair value adjustments on loans transferred to held for sale.
(3) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “— Unfunded Loan Commitments” in this Note 7 for further discussion.
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

2025 Form 10-K — SLM CORPORATION F-37

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Year Ended December 31, 2023 (dollars in thousands)	FFELP Loans	Private Education Loans	Total
Allowance for loan losses, beginning balance	$3,444	$1,353,631	$1,357,075
Transfer from allowance for unfunded loan commitments	—	320,237	320,237
Provisions:
Provision for current period	2,224	240,347	242,571
Loan sale reduction to provision	—	(205,383)	(205,383)
Total provisions(1)	2,224	34,964	37,188
Net charge-offs:
Charge-offs	(1,001)	(420,095)	(421,096)
Recoveries	—	46,368	46,368
Net charge-offs	(1,001)	(373,727)	(374,728)
Allowance for loan losses, ending balance	4,667	1,335,105	1,339,772
Allowance for unfunded loan commitments, beginning balance(2)	—	124,924	124,924
Provision(1)(3)	—	308,275	308,275
Transfer to allowance for loan losses	—	(320,237)	(320,237)
Allowance for unfunded loan commitments, ending balance(2)	—	112,962	112,962
Total allowance for credit losses, ending balance	$4,667	$1,448,067	$1,452,734
Net charge-offs as a percentage of average loans in repayment(4)	0.23%	2.44%
Allowance for loan losses coverage of net charge-offs	4.66	3.57
Total Allowance Percentage of Private Education Loan Exposure(5)	0.87%	5.89%
Ending total loans, gross	$537,401	$21,025,844
Average loans in repayment(4)	$433,225	$15,310,934
Ending loans in repayment(4)	$406,568	$15,409,814
Unfunded loan commitments for loans held for investment	$—	$2,221,077
Total accrued interest receivable	$—	$1,354,565

(1) See “— Provisions for Credit Losses” below in this Note 7 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “— Unfunded Loan Commitments” in this Note 7 for further discussion.
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

F-38 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation

Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Private Education Loan provisions for credit losses:
Provisions for loan losses	$59,879	$121,112	$34,964
Provisions for unfunded loan commitments	272,808	283,393	308,275
Total Private Education Loan provisions for credit losses	332,687	404,505	343,239
Total FFELP Loans provisions for credit losses	—	4,010	2,224
Provisions for credit losses reported in consolidated statements of income	$332,687	$408,515	$345,463

The provision for credit losses for the year ended December 31, 2025 was $333 million, compared with $409 million in the year-ago period. During 2025, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, which were partially offset by $297 million in negative provisions recorded as a result of the approximately $4.95 billion in Private Education Loan sales during 2025 and the $44 million reversal of provision due to the transfer of loans to held for sale.
In 2024, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in recovery rates, which were partially offset by $236 million in negative provisions recorded as a result of the approximately $3.69 billion in Private Education Loan sales during 2024, an improved economic outlook, and changes in management overlays.
During 2023, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, slower prepayment rates, management overlays, and changes in economic outlook, which were partially offset by $205 million in negative provisions recorded as a result of $3.15 billion in Private Education Loan sales during 2023 and increase in recovery rates (as the result of a change in our defaulted loan recovery process).
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
2025 Form 10-K — SLM CORPORATION F-39

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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
For additional information on our forbearance and modification programs, see Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in this Form 10-K. The tables below provide information about modifications to borrowers experiencing financial difficulty.
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$22,883	0.10%	$506,751	2.17%
Total	$22,883	0.10%	$506,751	2.17%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2024 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$31,966	0.13%	$1,003,089	4.20%
Total	$31,966	0.13%	$1,003,089	4.20%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Year Ended December 31, 2023 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$48,637	0.22%	$331,889	1.48%
Total	$48,637	0.22%	$331,889	1.48%
F-40 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Year Ended December 31, 2025
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 12.78% to 4.50%	Private Education Loans	Added a weighted average 9.47 years to the life of loans Reduced average contractual rate from 12.33% to 3.86%

Year Ended December 31, 2024
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.22% to 3.79%	Private Education Loans	Added a weighted average 9.23 years to the life of loans Reduced average contractual rate from 12.71% to 3.66%

Year Ended December 31, 2023
Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension

Loan Type	Financial Effect	Loan Type	Financial Effect
Private Education Loans	Reduced average contractual rate from 13.37% to 4.00%	Private Education Loans	Added a weighted average 10.20 years to the life of loans Reduced average contractual rate from 12.92% to 4.00%

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
As part of the additional modification programs that were launched in the fourth quarter of 2023, we also offered for a short period of time a permanent term extension with no interest rate reduction program. This program ended in the fourth quarter of 2023. The amortized cost of modified loans included in this program totaled $5.2 million as of December 31, 2025, representing 0.02 percent of the total Private Education Loan portfolio. This program added a weighted average of 7.0 years to the life of loans participating in the program. As of December 31, 2025, both the defaulted amount and amortized cost basis of loans that participated in this program that defaulted during the year ended December 31, 2025 and were modified for borrowers experiencing financial difficulty during the twelve months prior to default were immaterial.
2025 Form 10-K — SLM CORPORATION F-41

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Additionally, there were no loans modified during the year ended December 31, 2025 and subsequently charged-off during the year ended December 31, 2025.
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, starting in the quarter ended December 31, 2024, we changed the definition of payment default to be two missed consecutive post-modification payment obligations. As such, as reflected for the years ended December 31, 2025 and 2024 below, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Previously, as reflected for the year ended December 31, 2023 in the table below, defaulted amount represented the principal amount of modified loans at the time they became 60 days or more past due in the relevant period. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2025 and 2024 are not included in the period-end amortized cost basis and had an amortized cost basis of $39.1 million and $40.4 million, respectively, at the time of charge-off. The following two tables do not include loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023, which are described earlier in this Note 7.

Years Ended December 31, (dollars in thousands)	2025		2024		2023
	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$6,763	$4,998	$6,460	$4,621	$4,521	$4,174
Combination - Interest Rate Reduction and Term Extension	124,986	91,956	143,300	114,307	26,341	24,798
Total	$131,749	$96,954	$149,760	$118,928	$30,862	$28,972

F-42 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified during the respective reporting periods (the twelve months ended December 31, 2025, 2024, and 2023, respectively).

	Twelve Months Ended December 31, 2025		Twelve Months Ended December 31, 2024		Twelve Months Ended December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis)(1):
Loan modifications in deferment(2)	$14,680		$33,645		$6,843
Loan modifications in repayment:
Loans current(3)(4)	358,054	70%	826,007	83%	334,967	90%
Loans delinquent 30-59 days(3)(4)	68,823	13%	77,446	8%	17,205	4%
Loans delinquent 60-89 days(3)(4)	41,592	8%	43,484	4%	7,689	2%
Loans 90 days or greater past due(3)(4)	46,485	9%	54,473	5%	13,822	4%
Total loan modifications in repayment	514,954	100%	1,001,410	100%	373,683	100%
Total Private Education Loan modifications	$529,634		$1,035,055		$380,526
(1)Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2025, 2024, and 2023 are excluded from the table and had an amortized cost basis of $39.1 million, $40.4 million, and $8.4 million, respectively. Additionally, loans that received a permanent term extension with no interest rate reduction during the fourth quarter of 2023 are excluded from the table, but are discussed elsewhere in this Note 7.
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
(4)The period of delinquency is based on the number of days scheduled payments are contractually past due.

2025 Form 10-K — SLM CORPORATION F-43

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

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

As of December 31, 2025 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	2020 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$3,983,409	$4,968,667	$2,324,100	$1,950,843	$1,366,905	$4,621,467	$19,215,391	89%
Without cosigner	347,965	472,054	368,920	331,375	246,687	678,042	2,445,043	11
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

FICO at Origination Approval(2):
Less than 670	$263,280	$321,462	$214,219	$199,017	$127,109	$464,693	$1,589,780	7%
670-699	520,721	654,923	390,691	326,675	227,358	886,853	3,007,221	14
700-749	1,254,937	1,645,649	834,804	716,088	516,516	1,794,886	6,762,880	31
Greater than or equal to 750	2,292,436	2,818,687	1,253,306	1,040,438	742,609	2,153,077	10,300,553	48
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

FICO Refreshed(2)(3):
Less than 670	$417,630	$581,932	$454,260	$407,158	$295,176	$971,004	$3,127,160	14%
670-699	532,758	671,447	343,793	279,168	183,279	569,616	2,580,061	12
700-749	1,204,125	1,512,026	706,188	590,061	407,777	1,330,695	5,750,872	27
Greater than or equal to 750	2,176,861	2,675,316	1,188,779	1,005,831	727,360	2,428,194	10,202,341	47
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

Seasoning(4):
1-12 payments	$2,583,918	$725,720	$453,904	$331,804	$194,121	$284,210	$4,573,677	21%
13-24 payments	—	2,859,837	319,450	205,689	132,671	299,208	3,816,855	18
25-36 payments	—	—	1,260,916	302,417	132,813	371,012	2,067,158	10
37-48 payments	—	—	—	1,039,762	232,301	420,441	1,692,504	8
More than 48 payments	—	—	—	—	706,571	3,471,137	4,177,708	19
Not yet in repayment	1,747,456	1,855,164	658,750	402,546	215,115	453,501	5,332,532	24
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

2025 Current period(5) gross charge-offs	$(1,579)	$(21,763)	$(73,247)	$(69,089)	$(51,038)	$(182,920)	$(399,636)
2025 Current period(5) recoveries	101	1,647	6,969	7,858	6,440	30,896	53,911
2025 Current period(5) net charge-offs	$(1,478)	$(20,116)	$(66,278)	$(61,231)	$(44,598)	$(152,024)	$(345,725)

Total accrued interest by origination approval vintage	$169,560	$486,685	$304,418	$230,680	$134,777	$243,949	$1,570,069
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2025.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2025 through December 31, 2025.

F-44 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

As of December 31, 2024 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	2019 and Prior(1)	Total(1)	% of Balance

Cosigners:
With cosigner	$4,519,952	$4,707,685	$2,741,871	$1,759,261	$1,151,751	$4,642,019	$19,522,539	88%
Without cosigner	504,640	613,825	443,376	310,175	222,245	618,208	2,712,469	12
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

FICO at Origination Approval(2):
Less than 670	$293,025	$394,962	$261,589	$155,661	$94,355	$475,186	$1,674,778	8%
670-699	615,617	753,548	449,214	285,181	197,205	898,535	3,199,300	14
700-749	1,525,547	1,641,641	998,834	660,373	451,695	1,782,121	7,060,211	32
Greater than or equal to 750	2,590,403	2,531,359	1,475,610	968,221	630,741	2,104,385	10,300,719	46
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

FICO Refreshed(2)(3):
Less than 670	$453,705	$666,049	$467,562	$301,367	$194,124	$831,053	$2,913,860	13%
670-699	633,749	710,546	409,808	248,325	138,730	578,639	2,719,797	12
700-749	1,485,771	1,512,643	879,450	563,941	362,715	1,398,737	6,203,257	28
Greater than or equal to 750	2,451,367	2,432,272	1,428,427	955,803	678,427	2,451,798	10,398,094	47
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

Seasoning(4):
1-12 payments	$2,860,113	$774,471	$499,812	$280,154	$159,762	$324,506	$4,898,818	22%
13-24 payments	—	2,729,334	372,496	191,989	122,938	340,556	3,757,313	17
25-36 payments	—	—	1,564,157	254,068	110,952	429,127	2,358,304	11
37-48 payments	—	—	—	987,977	170,051	451,494	1,609,522	7
More than 48 payments	—	—	—	—	625,916	3,262,308	3,888,224	17
Not yet in repayment	2,164,479	1,817,705	748,782	355,248	184,377	452,236	5,722,827	26
Total	$5,024,592	$5,321,510	$3,185,247	$2,069,436	$1,373,996	$5,260,227	$22,235,008	100%

2024 Current period(5) gross charge-offs	$(1,826)	$(29,094)	$(68,454)	$(53,697)	$(37,318)	$(186,451)	$(376,840)
2024 Current period(5) recoveries	117	2,191	6,487	5,771	3,840	26,350	44,756
2024 Current period(5) net charge-offs	$(1,709)	$(26,903)	$(61,967)	$(47,926)	$(33,478)	$(160,101)	$(332,084)

Total accrued interest by origination approval vintage	$195,291	$484,531	$325,962	$197,504	$106,565	$239,562	$1,549,415
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth-quarter 2024.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2024 through December 31, 2024.

2025 Form 10-K — SLM CORPORATION F-45

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Delinquencies - Private Education Loans Held for Investment
The following tables provide information regarding the loan status of our Private Education Loans held for investment, by year of origination approval/first disbursement. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans in the “loans in forbearance” metric).

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of December 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Total

Loans in-school/grace/deferment(1)	$1,747,456	$1,855,164	$658,750	$402,546	$215,115	$453,501	$5,332,532
Loans in forbearance(2)	22,479	127,393	83,962	67,034	44,673	87,534	433,075
Loans in repayment:
Loans current	2,545,734	3,404,837	1,863,481	1,723,538	1,284,830	4,436,303	15,258,723
Loans delinquent 30-59 days(3)	10,981	29,336	41,888	44,106	33,983	170,013	330,307
Loans delinquent 60-89 days(3)	3,267	13,265	22,287	22,729	17,118	76,017	154,683
Loans 90 days or greater past due(3)	1,457	10,726	22,652	22,265	17,873	76,141	151,114
Total Private Education Loans in repayment	2,561,439	3,458,164	1,950,308	1,812,638	1,353,804	4,758,474	15,894,827
Total Private Education Loans, gross	4,331,374	5,440,721	2,693,020	2,282,218	1,613,592	5,299,509	21,660,434
Private Education Loans deferred origination costs and unamortized premium/(discount)	37,495	30,562	12,936	7,122	4,388	9,505	102,008
Total Private Education Loans	4,368,869	5,471,283	2,705,956	2,289,340	1,617,980	5,309,014	21,762,442
Private Education Loans allowance for losses	(231,497)	(312,665)	(211,732)	(182,408)	(122,163)	(369,853)	(1,430,318)
Private Education Loans, net	$4,137,372	$5,158,618	$2,494,224	$2,106,932	$1,495,817	$4,939,161	$20,332,124

Percentage of Private Education Loans in repayment	59.1%	63.6%	72.4%	79.4%	83.9%	89.8%	73.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.6%	1.5%	4.5%	4.9%	5.1%	6.8%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.9%	3.6%	4.1%	3.6%	3.2%	1.8%	2.7%

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
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.
F-46 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Total

Loans in-school/grace/deferment(1)	$2,164,479	$1,817,705	$748,782	$355,248	$184,377	$452,236	$5,722,827
Loans in forbearance(2)	19,984	124,728	87,961	52,686	31,575	88,496	405,430
Loans in repayment:
Loans current	2,820,940	3,312,916	2,259,455	1,590,812	1,107,189	4,422,021	15,513,333
Loans delinquent 30-59 days(3)	13,533	36,441	45,543	35,245	27,302	152,684	310,748
Loans delinquent 60-89 days(3)	3,973	15,239	23,359	18,365	10,921	68,878	140,735
Loans 90 days or greater past due(3)	1,683	14,481	20,147	17,080	12,632	75,912	141,935
Total Private Education Loans in repayment	2,840,129	3,379,077	2,348,504	1,661,502	1,158,044	4,719,495	16,106,751
Total Private Education Loans, gross	5,024,592	5,321,510	3,185,247	2,069,436	1,373,996	5,260,227	22,235,008
Private Education Loans deferred origination costs and unamortized premium/(discount)	47,659	25,599	10,788	6,142	4,057	8,825	103,070
Total Private Education Loans	5,072,251	5,347,109	3,196,035	2,075,578	1,378,053	5,269,052	22,338,078
Private Education Loans allowance for losses	(258,235)	(326,207)	(234,532)	(150,324)	(90,600)	(376,022)	(1,435,920)
Private Education Loans, net	$4,814,016	$5,020,902	$2,961,503	$1,925,254	$1,287,453	$4,893,030	$20,902,158

Percentage of Private Education Loans in repayment	56.5%	63.5%	73.7%	80.3%	84.3%	89.7%	72.4%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.7%	2.0%	3.8%	4.3%	4.4%	6.3%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.7%	3.6%	3.6%	3.1%	2.7%	1.8%	2.5%
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
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.
2025 Form 10-K — SLM CORPORATION F-47

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of December 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Total

Loans in-school/grace/deferment(1)	$1,976,040	$1,672,333	$669,250	$307,781	$213,593	$452,994	$5,291,991
Loans in forbearance(2)	19,265	93,079	58,438	35,450	31,818	85,989	324,039
Loans in repayment:
Loans current	2,469,817	3,254,534	2,131,040	1,416,069	1,323,825	4,213,986	14,809,271
Loans delinquent 30-59 days(3)	17,599	34,627	37,147	28,020	31,432	149,926	298,751
Loans delinquent 60-89 days(3)	5,720	17,227	20,077	16,614	15,482	75,897	151,017
Loans 90 days or greater past due(3)	1,678	16,939	21,470	15,155	16,150	79,383	150,775
Total Private Education Loans in repayment	2,494,814	3,323,327	2,209,734	1,475,858	1,386,889	4,519,192	15,409,814
Total Private Education Loans, gross	4,490,119	5,088,739	2,937,422	1,819,089	1,632,300	5,058,175	21,025,844
Private Education Loans deferred origination costs and unamortized premium/(discount)	35,616	18,556	9,465	5,809	3,556	8,552	81,554
Total Private Education Loans	4,525,735	5,107,295	2,946,887	1,824,898	1,635,856	5,066,727	21,107,398
Private Education Loans allowance for losses	(269,642)	(335,090)	(194,104)	(118,755)	(100,111)	(317,403)	(1,335,105)
Private Education Loans, net	$4,256,093	$4,772,205	$2,752,783	$1,706,143	$1,535,745	$4,749,324	$19,772,293

Percentage of Private Education Loans in repayment	55.6%	65.3%	75.2%	81.1%	85.0%	89.3%	73.3%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	1.0%	2.1%	3.6%	4.1%	4.5%	6.8%	3.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.8%	2.7%	2.6%	2.3%	2.2%	1.9%	2.1%
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
(3)The period of delinquency is based on the number of days scheduled payments are contractually past due.

F-48 SLM CORPORATION — 2025 Form 10-K

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

December 31, 2025	$1,570,069	$6,548	$14,511
December 31, 2024	$1,549,415	$6,420	$12,366
(1) At December 31, 2025 and 2024, $164 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.4 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval, but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in this Form 10-K for additional information.

2025 Form 10-K — SLM CORPORATION F-49

7.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
At December 31, 2025, we had $2.4 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year, including $523 million of contractual loan commitments associated with loans classified as held for sale. The tables below summarize the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

Years Ended December 31, (dollars in thousands)	2025		2024		2023
	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments

Beginning Balance	$84,568	$2,311,660	$112,962	$2,221,077	$124,924	$1,995,808
Provision/New commitments - net(1)	272,808	7,541,698	283,393	7,103,832	308,275	6,602,803
Transfer - funded loans(2)	(280,244)	(7,416,323)	(311,787)	(7,013,249)	(320,237)	(6,377,534)
Ending Balance(3)	$77,132	$2,437,035	$84,568	$2,311,660	$112,962	$2,221,077
(1)  Net of expirations of commitments unused. Also includes incremental provision for new commitments and changes to provision for existing commitments.
(2)  When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.
(3)  The ending balance of unfunded loan commitments includes $523 million of unfunded loan commitments associated with the loans classified as held for sale at December 31, 2025. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

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

8. Premises and Equipment, net

    The following is a summary of our premises and equipment.

As of December 31, (dollars in thousands)	2025	2024
Land and land improvements	$12,356	$12,356
Buildings and leasehold improvements	129,111	124,568
Furniture, fixtures, and equipment	31,810	35,519
Software	125,692	115,132
Premises and equipment, gross	298,969	287,575
Accumulated depreciation	(176,776)	(168,221)
Premises and equipment, net	$122,193	$119,354

    Depreciation expense for premises and equipment was $16 million, $18 million, and $18 million for the years ended December 31, 2025, 2024, and 2023, respectively.

F-50 SLM CORPORATION — 2025 Form 10-K

9. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the Nitro acquisition in the first quarter of 2022 and the Scholly acquisition in the third quarter of 2023. At December 31, 2025, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in this Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. As a part of the 2025 annual impairment testing, we conducted a quantitative impairment test of goodwill associated with our education services business. We utilized the income approach to estimate the fair value of the reporting unit. The income approach measures the value of the reporting unit’s future economic benefit determined by its discounted cash flows derived from our reporting unit’s internal forecast. Based on the quantitative analysis, we determined that the fair value of the reporting unit exceeded its carrying value. Thus, no impairment charges were recorded during the year ended December 31, 2024.
Acquired Intangible Assets
Our intangible assets include acquired trade names and trademarks, customer relationships, and developed technologies. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
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
Acquired intangible assets include the following:

As of December 31, (dollars in thousands)		2025			2024
	Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade names and trademarks	4.0	$6,040	$(3,649)	$2,391	$6,040	$(2,139)	$3,901
Customer relationships	4.6	8,920	(8,073)	847	8,920	(6,465)	2,455
Developed technologies	3.5	2,590	(2,064)	526	2,590	(1,661)	929
Sallie.com domain	4.0	150	(43)	107	150	(6)	144
Total acquired intangible assets		$17,700	$(13,829)	$3,871	$17,700	$(10,271)	$7,429
(1)     The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $4 million, $5 million, and $10 million in the years ended December 31, 2025, 2024, and 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $3 million, $1 million, and less than $1 million in 2026, 2027, and 2028.
2025 Form 10-K — SLM CORPORATION F-51

10. Deposits
The following table summarizes total deposits at December 31, 2025 and 2024.

As of December 31, (dollars in thousands)	2025	2024
Deposits - interest-bearing	$21,059,967	$21,066,752
Deposits - non-interest-bearing	184	1,816
Total deposits	$21,060,151	$21,068,568

Our total deposits of $21.1 billion were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits at December 31, 2025, compared with total deposits of $21.1 billion, which were comprised of $9.5 billion in brokered deposits and $11.6 billion in retail and other deposits, at December 31, 2024.
Interest-bearing deposits as of December 31, 2025 and 2024 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $7.6 billion of our deposit total as of December 31, 2025, compared with $7.0 billion at December 31, 2024. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $8 million, $11 million, and $12 million in the years ended December 31, 2025, 2024, and 2023, respectively. Fees paid to third-party brokers related to brokered CDs were $8 million, $8 million, and $8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Interest bearing deposits at December 31, 2025 and 2024 are summarized as follows:

	2025		2024
As of December 31, (dollars in thousands)	Amount	Year-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$10,004,845	3.83%	$9,582,290	4.27%
Savings	1,177,177	3.83	944,034	4.02
Certificates of deposit	9,877,945	3.87	10,540,428	4.20
Deposits - interest-bearing	$21,059,967		$21,066,752
        (1) Includes the effect of interest rate swaps in effective hedge relationships.

Certificates of deposit remaining maturities are summarized as follows:

As of December 31, (dollars in thousands)	2025	2024
One year or less	$5,709,977	$6,569,872
After one year to two years	1,841,311	2,074,849
After two years to three years	710,978	986,262
After three years to four years	723,186	189,421
After four years to five years	892,492	720,005
After five years	1	19
Total	$9,877,945	$10,540,428

F-52 SLM CORPORATION — 2025 Form 10-K

10.	Deposits (Continued)

 As of December 31, 2025 and 2024, certificates of deposits included $1.2 billion and $1.2 billion, respectively, of those in denominations that met or exceeded FDIC insurance limits. Accrued interest on deposits was $71 million and $92 million at December 31, 2025 and 2024, respectively.

11. Borrowings

Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at December 31, 2025 and 2024.

As of December 31, (dollars in thousands)	2025			2024
	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$498,415	$493,415	$991,830	$—	$995,420	$995,420
Total unsecured borrowings	498,415	493,415	991,830	—	995,420	995,420

Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,174,513	4,174,513	—	4,617,743	4,617,743
Variable-rate	—	694,566	694,566	—	827,182	827,182
Total Private Education Loan term securitizations	—	4,869,079	4,869,079	—	5,444,925	5,444,925
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,869,079	4,869,079	—	5,444,925	5,444,925
Total	$498,415	$5,362,494	$5,860,909	$—	$6,440,345	$6,440,345

The following table summarizes the outstanding borrowings, the weighted average interest rates at the end of the period and the related average balance during the period. Rates reflect stated interest of borrowings and related discounts and premiums.

	December 31, 2025		Year Ended December 31, 2025	December 31, 2024		Year Ended December 31, 2024
(Dollars in thousands)	Ending Balance	Weighted Average Interest Rate	Average Balance	Ending Balance	Weighted Average Interest Rate	Average Balance
Short-term borrowings:
Fixed-rate borrowings	$498,415	3.13%	$81,906	$—	—%	$—
Total short-term borrowings	$498,415	3.13%	$81,906	$—	—%	$—

Long-term borrowings:
Floating-rate borrowings	$694,566	5.16%	$878,606	$827,182	5.71%	$724,761
Fixed-rate borrowings	4,667,928	4.61	5,397,548	5,613,163	4.09	4,864,359
Total long-term borrowings	$5,362,494	4.68%	$6,276,154	$6,440,345	4.30%	$5,589,120

Total Borrowings	$5,860,909	4.55%	$6,358,060	$6,440,345	4.30%	$5,589,120

2025 Form 10-K — SLM CORPORATION F-53

11.	Borrowings (Continued)

Our borrowings amortize over time and mature serially from 2026 to 2056. As of December 31, 2025, the maturities of our brokered CDs and borrowings are summarized below.

As of December 31, 2024 (dollars in thousands)	Brokered CDs	Unsecured Debt	Secured Borrowings(1)	Total

2026	$2,506,476	$498,415	$779,396	$3,784,287
2027	782,642	—	796,817	1,579,459
2028	598,636	—	685,128	1,283,764
2029	683,733	—	567,328	1,251,061
2030	797,937	493,415	479,310	1,770,662
2031 and after	—	—	1,561,100	1,561,100
	5,369,424	991,830	4,869,079	11,230,333
Hedge accounting adjustments	(73)	—	—	(73)
Total	$5,369,351	$991,830	$4,869,079	$11,230,260
(1) We view our secured borrowings as long-term based on the contractual maturity dates ranging from 2035 to 2056. However, the actual maturity of our secured borrowings depends on the prepayment speeds of the underlying collateralized loans. To disclose how we expect this debt to pay down over time, the maturities for our secured borrowings are based on the projected bond principal paydowns using the current estimated loan prepayment speeds.

Short-term Borrowings
Unsecured Borrowings Transactions
On November 1, 2021, we issued $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026, at a price of 99.43 percent. At December 31, 2025, the outstanding carrying value, net of deferred financing fees, was $498 million.

Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030, at a price of 99.78 percent. At December 31, 2025, the outstanding carrying value, net of deferred financing fees, was $493 million.
F-54 SLM CORPORATION — 2025 Form 10-K

11.	Borrowings (Continued)

Secured Borrowings Transactions
The following table summarizes our term ABS fundings issued in the years ended December 31, 2025 and December 31, 2024, in which we retained 100 percent of the residual class certificates, and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Class A and Class B Notes (in years)
(Dollars in thousands)
2024-C ABS Transaction	May 15, 2024	$733,644	$668,000	$667,888	SOFR plus 1.19%	5.36
2024-E ABS Transaction	August 14, 2024	944,645	868,000	867,743	SOFR plus 1.42%	5.17
2024-F ABS Transaction	November 6, 2024	732,445	680,000	679,981	SOFR plus 1.08%	5.09
Total 2024		$2,410,734	$2,216,000	$2,215,612

Loans encumbered at December 31, 2025 related to 2024 term ABS:		$2,080,180

2025-A ABS Transaction	May 07, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at December 31, 2025 related to 2025 term ABS:		$545,900

(1)Represents principal and capitalized interest.
(2)Represents SOFR equivalent cost of funds for variable and fixed-rate bonds, excluding issuance costs.

Pre-2024 Transactions
Prior to 2024, we executed a total of $11.53 billion in ABS transactions that were accounted for as secured borrowings. At December 31, 2025, $3.93 billion of our Private Education Loans, including $3.81 billion of principal and $116 million in capitalized interest, were encumbered as a result of these transactions.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount that may be borrowed under the facility from $2 billion to $2.5 billion and extend the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. For the years ended December 31, 2025 and December 31, 2024, there were no outstanding borrowings under the Secured Borrowing Facility.
With the Secured Borrowing Facility, we incur financing costs on the unused borrowing capacity and on any outstanding advances. The non-use fee is based upon the Facility’s maximum borrowing limit. For the year ended December 31, 2025, the maximum borrowing limit was $2 billion from January 1, 2025 to June 12, 2025 and $2.5 billion from June 13, 2025 to December 31, 2025. For the year ended December 31, 2024, the maximum borrowing limit was $2 billion. The non-use fee is applied to the unfunded balance. The Facility non-use fee was 55 basis points in both 2025 and 2024.
2025 Form 10-K — SLM CORPORATION F-55

11.	Borrowings (Continued)

Consolidated Funding Vehicles
    We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of December 31, 2025 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$377,673	$6,803,997
Secured Borrowing Facility	—	—	—	—	—	1,324	1,324
Total	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$378,997	$6,805,321

As of December 31, 2024 (dollars in thousands)
	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,705	$7,378,987
Secured Borrowing Facility	—	—	—	—	—	98	98
Total	$—	$5,444,925	$5,444,925	$6,786,390	$173,892	$418,803	$7,379,085
(1) Other assets, net primarily represents accrued interest receivable and payable.

Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. The following summarizes our Private Education Loan ABS transactions closed in 2024 and 2025 where the respective VIEs were not consolidated.

F-56 SLM CORPORATION — 2025 Form 10-K

11.	Borrowings (Continued)

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust by Third-Party Seller	Date Third-Party Seller Previously Purchased Loans from the Bank	Additional Loans the Bank Transferred to the Trust(1)	Gain on Sale for Additional Loans Transferred by Bank
(Dollars in thousands)
2024-A ABS transaction(2)	March 13, 2024	$1,988,248	February 1, 2024	$104,748	$6,685
2024-R1 ABS transaction(3)	April 9, 2024	68,896	n/a	—	—
2024-B ABS transaction(2)	April 11, 2024	191,445	March 6, 2020 and November 17, 2021	10,132	35
2024-D ABS transaction(2)	June 28, 2024	1,494,953	May 23, 2024	78,782	6,051
2025-B ABS transaction(2)	July 17, 2025	496,749	February 6, 2025	26,223	2,315
2025-C ABS transaction(2)	August 21, 2025	$1,807,961	July 30, 2025	$95,101	$5,353
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

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	2025			2024
As of December 31, (dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$622,184	$49,250	$671,434	$571,795	$53,262	$625,057
(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at December 31, 2025. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the years ended December 31, 2025 and 2024.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2025 and December 31, 2024, the value of our pledged collateral at the FRB totaled $2.5 billion and $2.2 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2025 and 2024.

2025 Form 10-K — SLM CORPORATION F-57

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of December 31, 2025, $562 million notional of our derivative contracts were cleared on the CME and $11 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 98.0 percent and 2.0 percent, respectively, of our total notional derivative contracts of $573 million at December 31, 2025.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of December 31, 2025 was $(1) million and $(0.1) million for the CME and LCH, respectively. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2025 and 2024, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $5 million, respectively.
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
F-58 SLM CORPORATION — 2025 Form 10-K

12.	Derivative Financial Instruments (Continued)
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
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2025 and 2024, and their impact on earnings and other comprehensive income for the years ended December 31, 2025, 2024, and 2023.

Impact of Derivatives on the Consolidated Balance Sheets

		Cash Flow Hedges		Fair Value Hedges		Total
As of December 31, (dollars in thousands)		2025	2024	2025	2024	2025	2024
Fair Values(1)	Hedged Risk Exposure

Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(4)	(19)	(4)	(21)	(8)	(40)
Total net derivatives		$(4)	$(19)	$(4)	$(21)	$(8)	$(40)

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

(2)The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

As of December 31, (dollars in thousands)	Other Assets		Other Liabilities
	2025	2024	2025	2024
Gross position(1)	$—	$—	$(8)	$(40)
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(8)	(40)
Cash collateral pledged(2)	121	4,879	—	—
Net position	$121	$4,879	$(8)	$(40)
    __________
(1) Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2) Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
As of December 31, (dollars in thousands)	2025	2024	2025	2024	2025	2024

Interest rate swaps	$566,592	$639,097	$6,520	$281,520	$573,112	$920,617
Net total notional	$566,592	$639,097	$6,520	$281,520	$573,112	$920,617
2025 Form 10-K — SLM CORPORATION F-59

12.	Derivative Financial Instruments (Continued)
As of December 31, 2025 and 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

As of December 31, (dollars in thousands) Line Item in the Balance Sheet in Which the Hedged Item is Included:	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	2025	2024	2025	2024

Deposits	$(6,255)	$(279,908)	$73	$1,420

Impact of Derivatives on the Consolidated Statements of Income

Years Ended December 31, (dollars in thousands)	2025	2024	2023

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(1,921)	$(15,278)	$(26,054)
Hedged items recorded in interest expense	(1,347)	(11,490)	(18,350)
Derivatives recorded in interest expense	1,362	11,554	18,487
Total	$(1,906)	$(15,214)	$(25,917)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$22,804	$41,221	$47,810
Total	$22,804	$41,221	$47,810
Total	$20,898	$26,007	$21,893

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity

Years Ended December 31, (dollars in thousands)	2025	2024	2023
Amount of gain (loss) recognized in other comprehensive income (loss)	$1,365	$10,827	$13,353
Less: Amount of gain (loss) reclassified in interest expense	22,804	41,221	47,810
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(21,439)	$(30,394)	$(34,457)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $0.8 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of December 31, 2025, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at December 31, 2025 and 2024, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $0.1 million and $5 million at December 31, 2025 and 2024, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.
F-60 SLM CORPORATION — 2025 Form 10-K

13. Stockholders’ Equity
Preferred Stock
At December 31, 2025, we had 2.5 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. The Series B Preferred Stock does not have a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends for the then current quarterly dividend period, up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series B Preferred Stock were entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears, until the transition to SOFR in the third quarter of 2023. The first dividends on our Series B Preferred Stock that were based on a SOFR rate were declared dividends paid on December 15, 2023, which were based on the adjusted 3-month CME Term SOFR plus 170 basis points per annum in arrears, where the adjusted 3-month CME Term SOFR includes the LIBOR Benchmark Replacement Adjustment of 26.161 basis points. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, pro rata, and before any distribution of assets is made to holders of our common stock.
Common Stock
Our governing documents permit the issuance of up to 1.125 billion shares of common stock (par value of $0.20). At December 31, 2025, 199 million shares were issued and outstanding and 31 million shares were unissued but encumbered for outstanding stock options, restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Common Stock Dividends
In the years ended December 31, 2025, 2024, and 2023, we paid a total common stock dividend of $0.52, $0.46, and $0.44 per common share, respectively. Common stock dividend declarations are subject to determination by, and the discretion of, our Board of Directors. We may change our common stock dividend policy at any time.
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
In January 2024, we announced a new share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). We had $33 million of capacity remaining under the 2024 Share Repurchase Program at December 31, 2025. The 2024 Share Repurchase Program expired on February 6, 2026.
On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and is expected to be completed over the next approximately 24 months ending February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time in various transaction formats including, but not limited to, tender offers, open market purchases, accelerated share repurchases, negotiated or block purchases, and/ or pursuant to trading plans in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), up to an aggregate repurchase price not to exceed $500 million.
Under the above share repurchase programs, repurchases could occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases are subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2026 Share Repurchase Program.
2025 Form 10-K — SLM CORPORATION F-61

13.	Stockholders’ Equity (Continued)
Share Repurchases under our Rule 10b5-1 Trading Plans
During the years ended December 31, 2025, 2024, and 2023, we repurchased 13 million, 12 million, and 22 million shares, respectively, of our common stock at a total cost of $373 million, $250 million, and $349 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
The following table summarizes our common share repurchases and issuances associated with these programs.

Years Ended December 31, (shares and per share amounts in actuals)	2025	2024	2023
Common stock repurchased under repurchase programs(1)	12,845,660	11,586,103	22,341,595
Average purchase price per share(2)	$29.02	$21.59	$15.64
Shares repurchased related to employee stock-based compensation plans(3)	910,953	749,866	1,099,241
Average purchase price per share	$31.14	$20.19	$15.46
Common shares issued(4)	2,642,637	2,374,379	3,109,276

(1)      Common shares purchased under our share repurchase programs. There was $33 million of capacity remaining under the 2024 Share Repurchase Program at December 31, 2025.
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

The closing price of our common stock on the NASDAQ Global Select Market on December 31, 2025 was $27.06.
F-62 SLM CORPORATION — 2025 Form 10-K

14. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

Years ended December 31, (dollars in thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$744,847	$608,325	$581,391
Preferred stock dividends	15,725	18,296	17,705
Net income attributable to SLM Corporation common stock	$729,122	$590,029	$563,686
Denominator:
Weighted average shares used to compute basic EPS	207,155	216,220	231,411
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	3,759	3,714	2,652
Weighted average shares used to compute diluted EPS	210,914	219,934	234,063

Basic earnings per common share	$3.52	$2.73	$2.44

Diluted earnings per common share	$3.46	$2.68	$2.41

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)     For the years ended December 31, 2025, 2024, and 2023, securities covering approximately less than 1 million shares, less than 1 million shares, and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

2025 Form 10-K — SLM CORPORATION F-63

15. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2025, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors.
The SLM Corporation 2021 Omnibus Incentive Plan was approved by stockholders on June 8, 2021, and at December 31, 2025, 13 million shares were authorized to be issued from this plan.
We also maintain an employee stock purchase plan. The number of shares authorized under the plan at December 31, 2025 was 14 million shares.
Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 were $41 million, $40 million, and $36 million, respectively. As of December 31, 2025, there was $27 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units, performance stock units, and ESPP awards, which is expected to be recognized over a weighted average period of 1.3 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
Stock Options
There were no stock options granted in the years ended December 31, 2023, 2024, or 2025.

 The following table summarizes stock option activity for the year ended December 31, 2025.

(Dollars in thousands, shares and per share amounts in actuals)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2024	1,000,529	$17.59
Granted	—	—
Exercised(2)(3)	(69,115)	17.52
Canceled	—	—
Outstanding at December 31, 2025(4)	931,414	$17.59	5.2 years	$8,818
Exercisable at December 31, 2025	931,414	$17.59	5.2 years	$8,818
(1)The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2025 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2025.
(2)For the years ended December 31, 2025 and 2024, the total intrinsic value of the options exercised was $1 million and $0.3 million, respectively. No options were exercised in the year ended December 31, 2023.
(3)Cash of $1 million was received from option exercises for the year ended December 31, 2025. The actual tax benefit realized for the tax deductions from option exercises totaled less than $1 million for the year ended December 31, 2025.
(4)For net-settled options, gross number is reflected.

F-64 SLM CORPORATION — 2025 Form 10-K

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

The following table summarizes restricted stock activity for the year ended December 31, 2025.

(Shares and per share amounts in actuals)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	70,690	$20.51
Granted	63,372	31.24
Vested(1)	(70,690)	20.51
Canceled	—	—
Non-vested at December 31, 2025(2)	63,372	$31.24
(1)The total fair value of shares that vested during the years ended December 31, 2025, 2024, and 2023 was $1 million, $1 million, and $1 million, respectively.
(2)As of December 31, 2025, there was $0.9 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

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
Outstanding RSUs and PSUs are entitled to dividend equivalent units that are subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs is based on our stock price at the grant date. The fair value of each PSU grant was estimated on the date of grant using the Monte Carlo simulation-pricing model.
The following table summarizes RSU and PSU activity for the year ended December 31, 2025.

(Shares and per share amounts in actuals)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	4,438,181	$18.16
Granted	1,661,610	28.96
Vested and converted to common stock(1)	(2,226,858)	18.64
Canceled	(92,955)	22.65
Outstanding at December 31, 2025(2)	3,779,978	$22.51
(1)The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2025, 2024, and 2023 was $42 million, $32 million, and $35 million, respectively.
(2)As of December 31, 2025, there was $26 million of unrecognized compensation cost related to RSUs/PSUs, which is expected to be recognized over a weighted average period of 1.4 years.

2025 Form 10-K — SLM CORPORATION F-65

15.	Stock-Based Compensation Plans and Arrangements (Continued)
Employee Stock Purchase Plan
On June 17, 2025, the Company’s stockholders approved the SLM Corporation 2025 Employee Stock Purchase Plan (the “2025 ESPP”) upon the recommendation and approval by the Board of Directors. The 2025 ESPP replaced the prior plan, the Sallie Mae Employee Stock Purchase Plan, as amended and restated (the “2014 ESPP”).
Under the terms of the 2025 ESPP, eligible employees may purchase shares of our common stock at a price no less than 85 percent of the lower of the fair market value of the Company’s common stock on either the first or last day of each offering period (i.e. a 15 percent discount), up to a certain maximum purchase price per offering period. The 2025 ESPP does not include post-purchase holding requirements and does not include certain features that could trigger modification, such as increases to contribution rates, resets, and rollovers. Employees are allowed to terminate their participation in the 2025 ESPP in a timely manner during the purchase period prior to the purchase of shares.
The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions:

Years ended December 31, (per share amounts in actuals)	2025	2024	2023
Risk-free interest rate	3.72%	4.56%	5.31%
Expected volatility	29%	27%	38%
Expected dividend rate	1.75%	1.99%	2.73%
Expected life of the option	6 months	1 year	1 year
Weighted average fair value of stock purchase rights	$6.70	$5.07	$4.14
The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the zero-coupon U.S. Treasury STRIPS rate at the grant date consistent with the expected life.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period for the 2014 ESPP and a six-month vesting period for the 2025 ESPP. As of December 31, 2025, there was less than $1 million of unrecognized compensation cost related to the 2025 ESPP, which is expected to be recognized by May 2026.
During the years ended December 31, 2025, 2024 and 2023, plan participants purchased approximately 197,000 shares, 227,000 shares and 195,000 shares, respectively, of our common stock.

F-66 SLM CORPORATION — 2025 Form 10-K

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
The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	2025				2024
As of December 31, (dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:

Trading investments	$—	$—	$49,250	$49,250	$—	$—	$53,262	$53,262
Available-for-sale investments	—	1,756,178	1,892	1,758,070	—	1,930,537	2,689	1,933,226
Total	$—	$1,756,178	$51,142	$1,807,320	$—	$1,930,537	$55,951	$1,986,488

Liabilities:
Derivative instruments	$—	$(8)	$—	$(8)	$—	$(40)	$—	$(40)
Total	$—	$(8)	$—	$(8)	$—	$(40)	$—	$(40)

2025 Form 10-K — SLM CORPORATION F-67

16.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	2025			2024
	Investments			Investments
Years ended December 31, (dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$2,689	$53,262	$55,951	$—	$54,481	$54,481
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	21	97	118	20	478	498
Included in other comprehensive income	(7)	—	(7)	80	—	80
Settlements	(811)	(4,109)	(4,920)	2,589	(1,697)	892
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$1,892	$49,250	$51,142	$2,689	$53,262	$55,951

Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(7)	$—	$(7)	$80	$—	$80
Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$97	$97	$—	$478	$478

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

Years Ended December 31, (dollars in thousands)
	2025	2024
Interest Income - Investments	$21	$20
Gains (losses) on securities, net	97	478
Total	$118	$498

(2) Recorded in "gains (losses) on securities, net" in the consolidated statements of income.

F-68 SLM CORPORATION — 2025 Form 10-K

16.	Fair Value Measurements (Continued)

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of December 31, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt securities	1,892	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Residual interests	49,250	Discounted cash flow	Constant Prepayment Rate	6.9%-11.0% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Total	$51,142
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

2025 Form 10-K — SLM CORPORATION F-69

16.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

As of December 31, (dollars in thousands)	2025			2024
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$23,198,134	$20,332,124	$2,866,010	$24,110,381	$20,902,158	$3,208,223
Loans held for sale	947,078	933,256	13,822	—	—	—
Cash and cash equivalents	4,241,265	4,241,265	—	4,700,366	4,700,366	—
Trading investments	49,250	49,250	—	53,262	53,262	—
Available-for-sale investments	1,758,070	1,758,070	—	1,933,226	1,933,226	—
Accrued interest receivable	1,662,640	1,562,811	99,829	1,663,474	1,546,590	116,884
Derivative instruments	—	—	—	—	—	—
Total earning assets	$31,856,437	$28,876,776	$2,979,661	$32,460,709	$29,135,602	$3,325,107
Interest-bearing liabilities:
Money-market and savings accounts	$11,187,471	$11,182,022	$(5,449)	$10,503,731	$10,526,324	$22,593
Certificates of deposit	9,830,811	9,877,945	47,134	10,593,666	10,540,428	(53,238)
Short-term borrowings	489,802	498,415	8,613	—	—	—
Long-term borrowings	5,376,909	5,362,494	(14,415)	6,323,384	6,440,345	116,961
Accrued interest payable	97,524	97,524	—	108,488	108,488	—
Derivative instruments	8	8	—	40	40	—
Total interest-bearing liabilities	$26,982,525	$27,018,408	$35,883	$27,529,309	$27,615,625	$86,316

Excess of net asset fair value over carrying value			$3,015,544			$3,411,423

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
F-70 SLM CORPORATION — 2025 Form 10-K

16.	Fair Value Measurements (Continued)

are level 2 valuations. Where we are unable to obtain pricing indications for our non-residual vertical risk retention investments, we classify them as level 3 valuations.
Loans Held For Investment and Accrued Interest Receivable
Private Education Loans & Loans Held for Sale
For Private Education Loans, fair value is estimated using an income approach that includes both observable market data and unobservable inputs consistent with the assumptions market participants would incorporate in an orderly transaction at the measurement date. For fully-disbursed loans, fair value is estimated based on recent market transactions and pricing for comparable loans with similar credit characteristics, remaining maturity, and contractual terms. These are considered level 2 valuations.
For not fully-disbursed loans, the fair value estimate reflects both the funded portion of the loan and the remaining contractual commitment to fund future disbursements. The funded portion of the loan is valued using observable market pricing for comparable fully-disbursed loans. The unfunded commitment is valued using a discounted cash flow methodology that incorporates the probability-weighted net present value of the expected future economic benefit of funding the remaining commitment and the estimated cost of capital associated with maintaining funding availability during the period prior to disbursement. These are considered level 3 valuations.
A portion of the fair value that has been modeled is attributable to accrued interest receivable that has not yet been capitalized, and has been allocated to the accrued interest receivable line item. The remaining accrued interest receivable that will not be capitalized into the principal balance of the loan is carried at cost.
Our loans held for sale are accounted for at the lower of cost or market. The loans classified as held for sale are newly originated and not fully-disbursed loans.
Money Market and Savings Accounts
Some of our MMDAs are fixed-rate deposits that are subject to minimum balances for a specified period of time. The fair values of these deposits are estimated using discounted cash flows based on rates currently offered for deposits of similar maturities. These are level 2 valuations. The fair values of our remaining money market and savings accounts equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 2 valuations.
Certificates of Deposit
The fair values of CDs are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities. These are level 2 valuations.
Accrued Interest Payable
Accrued interest payable is carried at cost. The carrying value approximates fair value due to its short-term nature. This is a level 1 valuation.
Borrowings
Borrowings are accounted for at cost in the consolidated financial statements. The fair value of our short-term and long-term unsecured borrowings is sourced from quoted prices using a third-party pricing service. These are level 2 valuations. The fair value of long-term secured borrowings is estimated using pricing indications obtained from the investment bankers who participate in the asset-backed securities market. These are level 2 valuations.
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
2025 Form 10-K — SLM CORPORATION F-71

16.	Fair Value Measurements (Continued)

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
Under regulations issued by the FDIC and other federal banking agencies, banking organizations that adopted CECL during the 2020 calendar year, including the Bank, could elect to delay for two years, and then phase in over the following three years, the effects on regulatory capital of CECL relative to the incurred loss methodology. The Bank elected to use this option. Therefore, the regulatory capital impact of the Bank’s transition adjustments recorded on January 1, 2020 from the adoption of CECL, and 25 percent of the ongoing impact of CECL on the Bank’s allowance for credit losses, retained earnings, and average total consolidated assets, each as reported for regulatory capital purposes (collectively, the “adjusted transition amounts”), were deferred for the two-year period ending January 1, 2022. On each of January 1 of 2022, 2023, 2024 and 2025, 25 percent of the adjusted transition amounts were phased in for regulatory capital purposes. As of January 1, 2025, all adjusted transition amounts have been phased in for regulatory capital purposes. The Bank’s January 1, 2020 CECL transition amounts increased our allowance for credit losses by $1.1 billion, increased the liability representing our off-balance sheet exposure for unfunded commitments by $116 million, and increased our deferred tax asset by $306 million, resulting in a cumulative effect adjustment that reduced retained earnings by $953 million. This transition adjustment was inclusive of qualitative adjustments incorporated into our CECL allowance as necessary, to address any limitations in the models used.
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

F-72 SLM CORPORATION — 2025 Form 10-K

17.	Regulatory Capital (Continued)

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of December 31, 2025(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

As of December 31, 2024(3):
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$1,827,318	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,957,067	11.3%	$2,218,886	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,294,663	12.6%	$2,740,976	>	10.5%
Tier 1 Capital (to Average Assets)	$2,957,067	9.7%	$1,213,505	>	4.0%

(1)Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.
(3)For both December 31, 2025 and 2024, the actual amounts and the actual ratios include the respective adjusted transition amounts discussed above.

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $700 million, $570 million, and $550 million in dividends to the Company for the years ended December 31, 2025, 2024, and 2023, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.

18. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, we match 100 percent of the first five percent of contributions for eligible employees. For the years ended December 31, 2025, 2024, and 2023, we contributed $8 million, $10 million, and $8 million, respectively, to this plan.

2025 Form 10-K — SLM CORPORATION F-73

19. Commitments, Contingencies, and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. At December 31, 2025, we had $2.4 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2025/2026 academic year, including $523 million of contractual loan commitments associated with loans classified as held for sale. At December 31, 2025, we had a $77 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on unfunded commitments. See Note 2,“Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” and Note 7, “Allowance for Credit Losses and Unfunded Loan Commitments — Unfunded Loan Commitments” in this Form 10-K for additional information.
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
Securities Class Action Litigation
On December 19, 2025, a putative securities class action lawsuit was filed against SLM Corporation and certain of its officers in the United States District Court for the District of New Jersey, captioned Zappia v. SLM Corporation, et al. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities and Exchange Act of 1934, on behalf of a putative class of persons and entities who purchased (or otherwise acquired) the Company’s securities. The complaint contends that certain statements made by the Company and certain of its officers were allegedly false or misleading, and seeks unspecified damages on behalf of the putative class. The Company intends to defend itself vigorously. At this time, the Company is unable to predict the outcome of this matter or estimate the possible loss or range of loss, if any, that may result from this action.
F-74 SLM CORPORATION — 2025 Form 10-K

20. Income Taxes
We adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the statutory U.S. federal income tax amount and rate to our effective tax amount and rate for continuing operations for the year ended December 31, 2025:

Year ended December 31, (dollars in thousands)	2025
Statutory rate	$208,438	21.0%
Tax credits:
Research credit	(4,037)	(0.4)
Low-income housing credit	(2,791)	(0.3)
Nondeductible items	10,107	1.0
Expired capital losses	14,020	1.4
Other, net	(7,879)	(0.7)
Changes in valuation allowances	(10,982)	(1.1)
State and local income taxes, net of federal effect	34,756	3.5
Changes in unrecognized tax benefits	6,084	0.6
Effective tax rate	$247,716	25.0%
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the statutory U.S. federal income tax rate to our effective tax rate for continuing operations for the years ended December 31, 2024 and 2023:

Years ended December 31,	2024	2023
Statutory rate	21.0%	21.0%
State tax, net of federal benefit	2.3	3.8
Business credits	(2.0)	(1.3)
Other, net	2.5	1.8
Effective tax rate	23.8%	25.3%
The effective tax rate varies from the statutory U.S. federal rate of 21 percent primarily due to the impact of state taxes, net of federal benefit, for the year ended December 31, 2025 and due to business tax credits and the impact of state taxes, net of federal benefit, for the years ended December 31, 2024 and 2023. For the year ended December 31, 2025, California, New York, New Jersey, Illinois, and Delaware comprised the majority of the domestic, state, and local income taxes, net of federal effect category. For the year ended December 31, 2024, New York, New Jersey, Delaware, California, and Illinois comprised the majority of the domestic, state, and local income taxes, net of federal effect category. For the year ended December 31, 2023, New Jersey, New York, Delaware, Illinois, California, and Massachusetts comprised the majority of the domestic, state, and local income taxes, net of federal effect category.
2025 Form 10-K — SLM CORPORATION F-75

20.	Income Taxes (Continued)
Income tax expense consists of:

As of December 31, (dollars in thousands)	2025	2024	2023
Current provision (benefit):
U.S. Federal	$149,056	$181,132	$175,977
U.S. State	48,344	43,506	44,152
Total current provision (benefit)	197,400	224,638	220,129
Deferred provision (benefit):
U.S. Federal	47,181	(19,032)	(20,687)
U.S. State	3,135	(15,295)	(2,537)
Total deferred provision (benefit)	50,316	(34,327)	(23,224)
Provision for income tax expense	$247,716	$190,311	$196,905
The tax effect of temporary differences that give rise to deferred tax assets and liabilities is summarized below.

As of December 31, (dollars in thousands)	2025	2024
Deferred tax assets:
Loan reserves	$381,894	$376,029
Net unrealized losses	13,446	21,209
Accrued expenses not currently deductible	18,384	19,841
Unrecorded tax benefits	13,574	12,008
Research and development costs	—	38,119
Stock-based compensation plans	12,508	12,885
Acquired intangible assets	14,173	16,394
Other	1,129	1,785
Total deferred tax assets	455,108	498,270
Deferred tax liabilities:
Student loan premiums and discounts, net	25,303	22,873
Fixed assets	9,806	7,708
Federal deferred for state receivable	1,344	1,908
Research and development costs	5,972	—
Other	3,821	402
Total deferred tax liabilities	46,246	32,891
Net deferred tax assets	$408,862	$465,379
Included in operating loss carryovers are state net operating losses of $179 million and $234 million as of December 31, 2025 and 2024, respectively. The Company has recorded a valuation allowance against these net operating losses of $179 million and $234 million, respectively. Also included in operating loss carryovers is a capital loss of $12 million and $23 million as of December 31, 2025 and 2024, respectively. The Company has recorded a full valuation allowance against this capital loss. The valuation allowance is primarily attributable to deferred tax assets for state net operating losses and capital losses that management believes are more likely than not to expire prior to being realized. There is no valuation allowance included in net unrealized losses as of December 31, 2025. There is a valuation allowance of $5 million included in net unrealized losses as of December 31, 2024.
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
F-76 SLM CORPORATION — 2025 Form 10-K

20.	Income Taxes (Continued)
As of December 31, 2025, the state net operating loss carryforwards will begin to expire in 2030 and the capital losses began to expire in 2025.
Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

As of December 31, (dollars in thousands)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$48,407	$68,123	$79,366
Increases resulting from tax positions taken during a prior period	816	1,232	1,204
Decreases resulting from tax positions taken during a prior period	(1)	(1,890)	(250)
Increases resulting from tax positions taken during the current period	3,203	3,218	2,711
Decreases related to settlements with taxing authorities	—	(18,349)	(10,089)
Reductions related to the lapse of statute of limitations	(1,832)	(3,927)	(4,819)
Unrecognized tax benefits at end of year	$50,593	$48,407	$68,123
As of December 31, 2025, the gross unrecognized tax benefits are $51 million. Included in the $51 million are $41 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Tax-related interest and penalty expense is reported as a component of income tax expense. As of December 31, 2025, 2024, and 2023, the total amount of income tax-related accrued interest and penalties, net of related benefit, recognized in the consolidated balance sheets was $15 million, $11 million, and $8 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $4 million, $3 million, and $2 million, respectively.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2021 and prior are no longer subject to examination. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically three to four prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
Cash Taxes Paid
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year ended December 31, (dollars in thousands)	2025
Income taxes paid (net of refunds received):
U.S. federal	$129,000
U.S. state and local:
California	9,400
Other	28,803
Total U.S. state and local	38,203
Total income taxes paid (net of refunds received)	$167,203
2025 Form 10-K — SLM CORPORATION F-77

20.	Income Taxes (Continued)
Below is a summary of income taxes paid for the years ended December 31, 2024 and 2023:

Years ended December 31, (dollars in thousands)	2024	2023
Cash disbursement made for:
Income taxes paid	$243,341	$191,690
Income taxes refunded	(1,395)	(8,201)
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
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentration as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if consumers increase their targeted savings for higher education, if public resistance to higher education costs strengthens, if certain proposals for new federal and state spending on education gain broader appeal or momentum, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the Federal Direct Student Loan Program (the “DSLP”), poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products. Also, competition from banks and other consumer lenders, some of whom may have a greater level of diversification in their mix of assets or may have lower return hurdles, could lead to decreases in demand for our Private Education Loan products.
Concentration Risk Associated with Deposit Products
Our ability to achieve our business goals, including funding our Private Education Loans, is heavily reliant on our ability to obtain deposits. We expect to compete for deposits based primarily on a combination of reputation, rate, and availability of information about our deposit products. Our competitors, many of whom have greater financial resources or lower costs than we do, may be more effective in attracting new deposits and retaining existing deposits such as by offering more competitive rates, dedicating more resources for advertising or engaging in more effective forms of marketing. Additionally, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies, including financial technology (“FinTech “) companies that may offer bank-like products or services that compete directly with our deposit products and services or that offer other types of cash management products, such as stablecoins, non-fungible tokens, digital currencies, and cryptocurrencies.
At December 31, 2025, our brokered deposits represented 41.7 percent of our total deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing balances of all deposit types or obtain additional deposits of any type may be affected by factors, including those beyond our control, such as a rising stock market, more attractive returns on alternative investments, perceptions about our existing and future financial strength, quality of deposit servicing or online banking generally, changes in monetary or fiscal policies that influence deposit or other rates, general economic conditions, including high unemployment and decreased savings rates, and adverse developments in the financial services industry generally. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition by our regulators of prior approval requirements or restrictions on our offered rates, brokered deposit growth, or other areas.
F-78 SLM CORPORATION — 2025 Form 10-K

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

Parent Only Condensed Balance Sheets
At December 31, (dollars in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$466,791	$391,481
Total investments in subsidiaries (primarily Sallie Mae Bank)	2,972,025	2,773,211
Due from subsidiaries, net	84,306	43,556
Other assets	3,101	2,165
Total assets	$3,526,223	$3,210,413

Liabilities and Equity
Liabilities
Short-term borrowings	$498,415	$—
Long-term borrowings	493,415	995,420
Income taxes payable, net	29,393	22,440
Other liabilities	53,642	32,633
Total liabilities	1,074,865	1,050,493

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 443.2 million and 440.6 million shares issued, respectively	88,650	88,121
Additional paid-in capital	1,240,250	1,193,753
Accumulated other comprehensive loss (net of tax benefit of $(13,446) and $(21,209), respectively)	(40,128)	(65,861)
Retained earnings	4,734,313	4,114,446
Total SLM Corporation stockholders’ equity before treasury stock	6,274,155	5,581,529
Less: Common stock held in treasury at cost: 244.0 million and 230.2 million shares, respectively	(3,822,797)	(3,421,609)
Total equity	2,451,358	2,159,920
Total liabilities and equity	$3,526,223	$3,210,413

2025 Form 10-K — SLM CORPORATION F-79

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income
Years ended December 31, (dollars in thousands)	2025	2024	2023
Interest income	$13,176	$11,660	$9,334
Interest expense	51,809	39,855	39,850
Net interest loss	(38,633)	(28,195)	(30,516)

Non-interest income (loss)	(827)	114	(2,701)
Non-interest expenses	74,648	62,696	61,958
Loss before income tax expense (benefit) and equity in net income from subsidiaries	(114,108)	(90,777)	(95,175)
Income tax expense (benefit)	3,453	(7,117)	(6,942)
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	862,408	691,985	669,624
Net income	744,847	608,325	581,391
Preferred stock dividends	15,725	18,296	17,705
Net income attributable to SLM Corporation common stock	$729,122	$590,029	$563,686

F-80 SLM CORPORATION — 2025 Form 10-K

22.	Parent Only Statements (Continued)

Parent Only Condensed Statement of Cash Flows
Years ended December 31, (dollars in thousands)	2025	2024	2023

Cash flows from operating activities:
Net income	$744,847	$608,325	$581,391
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(862,408)	(691,985)	(669,624)
Dividends received from Sallie Mae Bank	700,000	569,500	550,000
Reduction of tax indemnification receivable	—	—	2,816
Amortization of issuance costs for Unsecured Borrowings	2,761	2,647	2,643
Amortization of discount on Unsecured Borrowings	778	573	571
Loss on early extinguishment of Unsecured Borrowings	929	—	—
Acquisition related costs	—	—	952
Decrease in investment in subsidiaries, net	29,886	27,350	35,654
(Increase) decrease in due from subsidiaries, net	(40,750)	20,123	36,864
Increase in other assets	(28,191)	(14,265)	(13,422)
Increase (decrease) in income taxes payable, net	6,953	(4,261)	490
Increase (decrease) in other liabilities	20,714	1,053	(3,442)
Total adjustments	(169,328)	(89,265)	(56,498)
Net cash provided by operating activities	575,519	519,060	524,893

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	—	—	(14,654)
Net cash used in investing activities	—	—	(14,654)

Cash flows from financing activities:
Issuance costs for Unsecured Borrowings	(1,942)	—	—
Unsecured Borrowings - issued, net of discount and underwriting fees	493,885	—	—
Unsecured Borrowings - repaid	(500,000)	—	—
Common stock dividends paid	(107,691)	(99,172)	(101,233)
Preferred stock dividends paid	(15,725)	(18,296)	(17,705)
Common stock repurchased	(368,736)	(247,968)	(350,264)
Net cash used in financing activities	(500,209)	(365,436)	(469,202)
Net increase in cash and cash equivalents	75,310	153,624	41,037
Cash and cash equivalents at beginning of year	391,481	237,857	196,820
Cash and cash equivalents at end of year	$466,791	$391,481	$237,857

2025 Form 10-K — SLM CORPORATION F-81

23. Segment Reporting
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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

Years Ended December 31, (dollars in thousands)	2025	2024	2023
Non-interest expenses:
Compensation and benefits	$345,814	$349,387	$326,554
Professional fees	148,161	129,472	145,062
Technology expenses	76,058	57,431	54,942
FDIC assessment fees	34,291	51,606	45,766
Other operating expenses	51,261	48,674	46,882
Total operating expenses	655,585	636,570	619,206
Acquired intangible assets impairment and amortization expense	3,558	5,329	66,364
Total non-interest expenses	$659,143	$641,899	$685,570

24. Subsequent Events
2026 Loan Sales
On January 28, 2026, we sold approximately $1.29 billion of our Private Education Loans to the Strategic Partner, including $1.26 billion in principal, $28 million in capitalized interest and $2 million in accrued interest. The loan sale included the loans that were classified as held for sale as of December 31, 2025, which consisted of newly originated loans that were not fully-disbursed. Some of these loans had disbursements between December 31, 2025 and the date of the loan sale, resulting in the amount sold being larger than the $933 million of loans held for sale in the consolidated balance sheets.
As the loan sale included newly originated loans that were not fully-disbursed, the resulting gain on sale expressed as a percentage was in the low single-digits. The gain will be recognized in the first-quarter 2026 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans and provide loan program management pursuant to the terms of the applicable transaction documents.
F-82 SLM CORPORATION — 2025 Form 10-K