Form 10-Q
period 2026-03-31
SLM Corp
filed 2026-04-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of March 31, 2026, there were 188,582,790 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$5,157,453	$4,241,265
Investments:
Trading investments at fair value (cost of $36,571 and $37,606, respectively)	45,817	49,250
Available-for-sale investments at fair value (cost of $1,795,093 and $1,812,408, respectively)	1,744,224	1,758,070
Other investments	112,442	115,394
Total investments	1,902,483	1,922,714
Loans held for investment (net of allowance for losses of $1,383,166 and $1,430,318, respectively)	19,886,735	20,332,124
Loans held for sale	236,049	933,256
Restricted cash	223,923	177,263
Other interest-earning assets	101	120
Accrued interest receivable	1,532,051	1,562,811
Premises and equipment, net	121,546	122,193
Goodwill and acquired intangible assets, net	59,234	59,974
Income taxes receivable, net	261,310	347,260
Other assets	28,706	47,315
Total assets	$29,409,591	$29,746,295

Liabilities
Deposits	$20,525,486	$21,060,151
Short-term borrowings	498,889	498,415
Long-term borrowings	5,670,293	5,362,494
Other liabilities	277,291	373,877
Total liabilities	26,971,959	27,294,937
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 445.4 million and 443.2 million shares issued, respectively	89,086	88,650
Additional paid-in capital	1,224,442	1,240,250
Accumulated other comprehensive loss (net of tax benefit of ($12,745) and ($13,446), respectively)	(38,049)	(40,128)
Retained earnings	5,010,721	4,734,313
Total SLM Corporation stockholders’ equity before treasury stock	6,537,270	6,274,155
Less: Common stock held in treasury at cost: 256.8 million and 244.0 million shares, respectively	(4,099,638)	(3,822,797)
Total equity	2,437,632	2,451,358
Total liabilities and equity	$29,409,591	$29,746,295

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2026	2025
Interest income:
Loans	$602,262	$598,767
Investments	14,968	14,746
Cash and cash equivalents	32,079	42,577
Total interest income	649,309	656,090
Interest expense:
Deposits	200,609	204,139
Interest expense on short-term borrowings	5,128	3,401
Interest expense on long-term borrowings	68,161	73,580
Total interest expense	273,898	281,120
Net interest income	375,411	374,970
Less: provisions for credit losses	(11,466)	23,286
Net interest income after provisions for credit losses	386,877	351,684
Non-interest income:
Gains on sales of loans, net	146,313	187,735
Losses on securities, net	(2,398)	(10,378)
Other income	40,662	28,687
Total non-interest income	184,577	206,044
Non-interest expenses:
Operating expenses:
Compensation and benefits	103,446	90,830
FDIC assessment fees	4,441	12,403
Other operating expenses	62,474	50,355
Total operating expenses	170,361	153,588
Acquired intangible assets amortization expense	740	1,021
Total non-interest expenses	171,101	154,609
Income before income tax expense	400,353	403,119
Income tax expense	92,399	98,579
Net income	307,954	304,540
Preferred stock dividends	3,555	3,956
Net income attributable to SLM Corporation common stock	$304,399	$300,584
Basic earnings per common share	$1.56	$1.43
Average common shares outstanding	195,460	210,682
Diluted earnings per common share	$1.54	$1.40
Average common and common equivalent shares outstanding	197,875	214,986
Declared dividends per common share	$0.13	$0.13

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2026	2025
Net income	$307,954	$304,540
Other comprehensive income:
Unrealized gains on investments	3,469	19,160
Unrealized losses on cash flow hedges	(689)	(5,801)
Total unrealized gains	2,780	13,359
Income tax expense	(701)	(3,129)
Other comprehensive income, net of tax expense	2,079	10,230
Total comprehensive income	$310,033	$314,770

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	304,540	—	304,540
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,230	—	—	10,230
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	314,770
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(27,466)	—	(27,466)
Preferred Stock, Series B ($1.58 per share)	—	—	—	—	—	—	—	—	(3,956)	—	(3,956)
Issuance of common shares	—	2,224,810	—	2,224,810	—	445	1,992	—	(1,395)	—	1,042
Stock-based compensation expense	—	—	—	—	—	—	13,272	—	—	—	13,272
Common stock repurchased	—	—	(1,037,391)	(1,037,391)	—	—	—	—	—	(30,756)	(30,756)
Shares repurchased related to employee stock-based compensation plans	—	—	(830,868)	(830,868)	—	—	—	—	—	(25,970)	(25,970)
Balance at March 31, 2025	2,510,696	442,829,605	(232,090,760)	210,738,845	$251,070	$88,566	$1,209,017	$(55,631)	$4,386,169	$(3,478,335)	$2,400,856

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2025	2,510,696	443,247,432	(243,979,114)	199,268,318	$251,070	$88,650	$1,240,250	$(40,128)	$4,734,313	$(3,822,797)	$2,451,358
Net income	—	—	—	—	—	—	—	—	307,954	—	307,954
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,079	—	—	2,079
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	310,033
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(25,596)	—	(25,596)
Preferred Stock, Series B ($1.42 per share)	—	—	—	—	—	—	—	—	(3,555)	—	(3,555)
Issuance of common shares	—	2,180,297		2,180,297	—	436	1,932	—	(2,395)	—	(27)
Stock-based compensation expense	—	—	—	—	—	—	14,800	—	—	—	14,800
Common stock repurchased	—	—	(12,030,980)	(12,030,980)	—	—	(32,540)	—	—	(258,720)	(291,260)
Shares repurchased related to employee stock-based compensation plans	—	—	(834,845)	(834,845)	—	—	—	—	—	(18,121)	(18,121)
Balance at March 31, 2026	2,510,696	445,427,729	(256,844,939)	188,582,790	$251,070	$89,086	$1,224,442	$(38,049)	$5,010,721	$(4,099,638)	$2,437,632

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating activities
Net income	$307,954	$304,540
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	(11,466)	23,286
Income tax expense	92,399	98,579
Amortization of brokered deposit placement fee	1,949	2,213
Amortization of Secured Borrowing Facility upfront fee	735	584
Amortization of deferred loan origination costs and loan premium/(discounts), net	4,279	3,806
Net amortization of discount on investments	(122)	(327)
Depreciation of premises and equipment	4,329	3,953
Acquired intangible assets amortization expense	740	1,021
Stock-based compensation expense	14,800	13,272
Unrealized (gains) losses on derivatives and hedging activities, net	—	(6)
Gains on sales of loans, net	(146,313)	(187,735)
Losses on securities, net	2,398	10,378
Other adjustments to net income, net	(239)	4,093
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(298,127)	(296,543)
Increase in trading investments	—	(812)
Increase in non-marketable securities	(130)	—
Decrease in other interest-earning assets	19	1,497
Increase in other assets	(1,175)	(46,659)
Decrease in income taxes payable, net	(4,735)	(11,493)
Decrease in accrued interest payable	(18,980)	(26,984)
Decrease in other liabilities	(24,279)	(42,714)
Total adjustments	(383,918)	(450,591)
Total net cash used in operating activities	(75,964)	(146,051)
Investing activities
Loans acquired and originated	(2,803,165)	(2,783,336)
Net proceeds from sales of loans held for investment and loans held for sale	3,507,075	2,208,600
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	866,782	774,483
Purchases of available-for-sale securities	(24,749)	(38,174)
Proceeds from sales and maturities of available-for-sale securities	43,220	335,355
Total net cash provided by investing activities	1,589,163	496,928
Financing activities
Brokered deposit placement fee	(5,212)	—
Net increase (decrease) in certificates of deposit	142,933	(889,195)
Net decrease in other deposits	(674,306)	(109,679)
Issuance costs for collateralized borrowings	—	(20)
Borrowings collateralized by loans in securitization trusts - issued	615,448	—
Borrowings collateralized by loans in securitization trusts - repaid	(309,406)	(288,840)
Issuance costs for unsecured debt offering	—	(1,609)
Unsecured debt issued	—	493,885
Unsecured debt repaid	—	(500,000)
Fees paid on Secured Borrowing Facility	(1)	—
Common stock dividends paid	(25,596)	(27,466)
Preferred stock dividends paid	(3,555)	(3,956)
Common stock repurchased	(290,656)	(29,696)
Total net cash used in financing activities	(550,351)	(1,356,576)
Net increase (decrease) in cash, cash equivalents and restricted cash	962,848	(1,005,699)
Cash, cash equivalents and restricted cash at beginning of period	4,418,528	4,874,260

Cash, cash equivalents and restricted cash at end of period	$5,381,376	$3,868,561
Cash disbursements made for:
Interest	$287,340	$300,605
Income taxes paid	$4,640	$11,366
Income taxes refunded	$(73)	$(19)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$5,157,453	$3,695,076
Restricted cash	223,923	173,485
Total cash, cash equivalents and restricted cash	$5,381,376	$3,868,561
Supplemental non-cash investing activities:
Accrued interest capitalized during the period	$134,818	$116,022

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of the ASU on our consolidated financial statements.

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At March 31, 2026 and December 31, 2025, we had $46 million and $49 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of March 31, 2026 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$555,815	$—	$1,313	$(55,456)	$501,672
Utah Housing Corporation bonds	2,246	—	—	(273)	1,973
U.S. government-sponsored enterprises and Treasuries	649,308	—	—	(6,748)	642,560
Other securities	587,724	—	16,486	(6,191)	598,019
Total	$1,795,093	$—	$17,799	$(68,668)	$1,744,224

As of December 31, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$545,550	$—	$3,045	$(54,371)	$494,224
Utah Housing Corporation bonds	2,490	—	—	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	649,087	—	—	(9,581)	639,506
Other securities	615,281	—	14,344	(7,441)	622,184
Total	$1,812,408	$—	$17,389	$(71,727)	$1,758,070

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2026:
Mortgage-backed securities	$(1,050)	$89,765	$(54,406)	$269,420	$(55,456)	$359,185
Utah Housing Corporation bonds	—	—	(273)	1,973	(273)	1,973
U.S. government-sponsored enterprises and Treasuries	—	—	(6,748)	642,560	(6,748)	642,560
Other securities	(9)	11,176	(6,182)	100,836	(6,191)	112,012
Total	$(1,059)	$100,941	$(67,609)	$1,014,789	$(68,668)	$1,115,730

As of December 31, 2025:
Mortgage-backed securities	$(164)	$10,896	$(54,207)	$275,703	$(54,371)	$286,599
Utah Housing Corporation bonds	—	—	(334)	2,156	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	—	—	(9,581)	639,506	(9,581)	639,506
Other securities	(31)	11,913	(7,410)	119,191	(7,441)	131,104
Total	$(195)	$22,809	$(71,532)	$1,036,556	$(71,727)	$1,059,365

At March 31, 2026 and December 31, 2025, 198 of 296 and 179 of 295, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell or, if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through net income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
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
As of March 31, 2026, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of March 31, 2026 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$549,783	$543,891
2027	99,525	98,668
2038	62	62
2039	501	495
2042	1,720	1,517
2043	3,442	3,130
2044	3,407	3,138
2045	4,164	3,755
2046	6,467	5,739
2047	5,760	5,197
2048	1,637	1,484
2049	12,975	11,624
2050	93,111	75,143
2051	131,912	105,061
2052	49,095	43,762
2053	266,868	269,997
2054	115,965	113,484
2055	231,248	234,106
2056	186,622	191,900
2058	30,829	32,071
Total	$1,795,093	$1,744,224

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $641 million par value of securities pledged to this borrowing facility at both March 31, 2026 and December 31, 2025, as discussed further in Note 8, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of both March 31, 2026 and December 31, 2025, our total investment in non-marketable securities was $12 million.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $93 million at March 31, 2026 and $96 million at December 31, 2025. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $34 million at March 31, 2026 and $36 million at December 31, 2025.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at March 31, 2026 and $14 million at December 31, 2025. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of March 31, 2026. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to SOFR, the Secured Overnight Financing Rate. As of both March 31, 2026 and December 31, 2025, 22 percent of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Loan principal	$3,131	$1,840
Capitalized interest	201	163
Total Private Education Loans sold	$3,332	$2,003

Gain on sale of loans, net	$146	$188
There were VIEs created in the execution of certain of these loan sales; however, based on our consolidation analysis, we are not the primary beneficiary of those VIEs. These transactions qualified for sale treatment and removed the balance of the loans from our balance sheet on the respective settlement dates. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales. For additional information, see Note 8, “Borrowings - Unconsolidated Funding Vehicles” in this Form 10-Q.
Certain of these loans sales were a component of a larger transaction that included fees paid to us as a decision maker or service provider. Based on our analysis, we determined that the fees are not variable interests in VIEs. For additional information, see Note 2, “Significant Accounting Policies — Variable Interest Entities (“VIEs”)” in our 2025 Form 10-K for additional information.

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Loans Held for Investment, net:
Fixed-rate	$16,471,736	$16,952,620
Variable-rate	4,702,381	4,707,814
Total Private Education Loans, gross	21,174,117	21,660,434
Deferred origination costs and unamortized premium/(discount)	95,784	102,008
Allowance for credit losses	(1,383,166)	(1,430,318)
Loans held for investment, net	$19,886,735	$20,332,124
The estimated weighted average life of education loans in our portfolio was approximately 5.7 years at both March 31, 2026 and December 31, 2025.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2026		2025
Three Months Ended March 31, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$23,345,648	10.46%	$22,916,916	10.59%
Total portfolio	$23,345,648		$22,916,916

See Note 5, “Loans Held for Investment — Certain Collection Tools — Private Education Loans” in our 2025 Form 10-K for additional information.

4. Loans Held for Sale
We had $236 million and $933 million of loans held for sale as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, we reversed $10 million through the provisions for credit losses related to these loans, when the loans were transferred from held for investment to held for sale. On April 22, 2026, we sold approximately $239 million of our Private Education Loans, including $234 million of principal, $5 million in capitalized interest, and $0.3 million in accrued interest to the Strategic Partner. See Note 16, “Subsequent Events” in this Form 10-Q for additional information.

5. Allowance for Credit Losses and Unfunded Loan Commitments
Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in the held for investment loan portfolio and unfunded loan commitments. The evaluation of the allowance for credit losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime expected losses incurred in the loan portfolio.
When a new loan commitment is made, we record the CECL allowance as a liability for unfunded loan commitments by recording a provision for credit losses. The allowance is recorded in “Other Liabilities” on the consolidated balance sheet. When the loan is funded, we transfer that liability to the allowance for loan losses.
The majority of the total accrued interest receivable on our Private Education Loan portfolio represents accrued interest on deferred loans where no payments are due while the borrower is in school and on fixed-pay loans where the borrower makes a $25 monthly payment that is smaller than the interest accrued on the loan in that month. The allowance for credit losses considers the collectability of both principal and accrued interest. The allowance for uncollectible interest estimates the additional uncollectible interest that is not captured in the allowance for credit losses. See “— Accrued Interest Receivable” in this Note 5 for further discussion.
See Note 2, “Significant Accounting Policies — Allowance for Credit Losses” in our 2025 Form 10-K for a more detailed discussion on our allowance for credit losses accounting policies.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,430,318
Transfer from allowance for unfunded loan commitments	99,294
Provisions:
Provision for current period	73,196
Loan sale reduction to provision	(120,086)
Loans transferred to held for sale	(10,492)
Total provisions(1)	(57,382)
Net charge-offs:
Charge-offs	(102,833)
Recoveries	13,769
Net charge-offs	(89,064)
Allowance for loan losses, ending balance	$1,383,166
Allowance for unfunded loan commitments, beginning balance(2)	77,132
Provision(1)(3)	45,916
Transfer to allowance for loan losses	(99,294)
Allowance for unfunded loan commitments, ending balance(2)	23,754
Total allowance for credit losses, ending balance	$1,406,920
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.20%
Allowance for loan losses coverage of net charge-offs (annualized)	3.88
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	6.05%
Ending total loans, gross	$21,174,117
Average loans in repayment(4)	$16,179,577
Ending loans in repayment(4)	$15,364,493
Unfunded loan commitments for loans held for investment(6)	$553,268
Total accrued interest receivable	$1,530,851
(1) See “—Provisions for Credit Losses” below in this Note 5 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “—Unfunded Loan Commitments” in this Note 5 for further discussion.
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $35 million of unfunded loan commitments associated with loans classified as held for sale at March 31, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended March 31, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	105,134
Provisions:
Provision for current period	95,289
Loan sale reduction to provision	(116,459)
Total provisions(1)	(21,170)
Net charge-offs:
Charge-offs	(86,903)
Recoveries	10,734
Net charge-offs	(76,169)
Allowance for loan losses, ending balance	$1,443,715
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	44,456
Transfer to allowance for loan losses	(105,134)
Allowance for unfunded loan commitments, ending balance(2)	23,890
Total allowance for credit losses, ending balance	$1,467,605
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.88%
Allowance for loan losses coverage of net charge-offs (annualized)	4.74
Total Allowance Percentage of Private Education Loan Exposure(5)	5.97%
Ending total loans, gross	$22,432,125
Average loans in repayment(4)	$16,240,511
Ending loans in repayment(4)	$15,903,797
Unfunded loan commitments	$584,140
Total accrued interest receivable	$1,558,465
(1) See “—Provisions for Credit Losses” below in this Note 5 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
(2) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See “—Unfunded Loan Commitments” in this Note 5 for further discussion.
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

l

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provisions for credit losses:
Provisions for loan losses	$(57,382)	$(21,170)
Provisions for unfunded loan commitments	45,916	44,456
Provisions for credit losses reported in consolidated statements of income	$(11,466)	$23,286

Provision for credit losses for the three months ended March 31, 2026 decreased by $35 million, compared with the year-ago period. During the three months ended March 31, 2026, the provision for credit losses was primarily affected by $120 million in negative provisions recorded as a result of the $3.33 billion in Private Education Loan sales during the first three months of 2026 and the $10 million reversal of provision due to the transfer of loans to held for sale, offset by new loan commitments, net of expired commitments, and changes in economic outlook. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $116 million in negative provisions recorded as a result of the $2.00 billion Private Education Loan sale during the first three months of 2025, and adjustments to the weightings of our economic forecast scenarios.
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
For additional information, see Note 1, “Significant Accounting Policies — Allowance for Credit Losses” in this Form 10-Q and Note 7, “Allowance for Credit Losses and Unfunded Loan Commitments” in our 2025 Form 10-K.
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
For additional information on our forbearance and modification programs, see Note 5, “Loans Held for Investment —Certain Collection Tools — Private Education Loans” in our 2025 Form 10-K. The tables below provide information about modifications to borrowers experiencing financial difficulty.
We offer certain administrative forbearances (e.g., death and disability, bankruptcy, military service, disaster forbearance, and in school assistance) that are required by law (such as by the Servicemembers Civil Relief Act), are considered separate from our active loss mitigation programs, or do not exceed the significance threshold and therefore

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2026 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$8,646	0.04%	$191,183	0.84%
Total	$8,646	0.04%	$191,183	0.84%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$6,768	0.03%	$138,507	0.57%
Total	$6,768	0.03%	$138,507	0.57%

The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended March 31,
2026		2025
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.47% to 4.50%	Added a weighted average 9.51 years to the life of loans Reduced average contractual rate from 11.91% to 2.93%	Reduced average contractual rate from 13.11% to 4.36%	Added a weighted average 9.35 years to the life of loans Reduced average contractual rate from 12.10% to 4.01%

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
Private Education Loans are charged off at the end of the month in which they reach 120 days delinquent or otherwise when the loans are classified as a loss by us or our regulator. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Allowance for Private Education Loan Losses” in our 2025 Form 10-K for a more detailed discussion.
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, our definition of payment default is two missed consecutive post-modification payment obligations. As such, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Loans that were modified during the twelve months ended March 31, 2026 and subsequently charged-off during the three months ended March 31, 2026 are not included in the period-end amortized cost basis and had an amortized cost basis of $15.2 million at the time of charge-off.

	Three Months Ended March 31,
	2026		2025
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$1,795	$1,587	$1,922	$1,803
Combination - Interest Rate Reduction and Term Extension	27,948	26,167	39,064	37,091
Total	$29,743	$27,754	$40,986	$38,894

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified within the three months prior to March 31, 2026, the 12 months prior to March 31, 2026, and the 12 months prior to December 31, 2025, respectively.

	Three Months Ended March 31, 2026		Twelve Months Ended March 31, 2026		Twelve Months Ended December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis at March 31, 2026)(1):
Loan modifications in deferment(2)	$2,505		$17,649		$14,680
Loan modifications in repayment:
Loans current(3)(4)	104,659	53%	411,158	73%	358,054	70%
Loans delinquent 30-59 days(3)(4)	42,648	22%	67,094	12%	68,823	13%
Loans delinquent 60-89 days(3)(4)	26,497	13%	42,030	8%	41,592	8%
Loans 90 days or greater past due(3)(4)	23,520	12%	40,933	7%	46,485	9%
Total loan modifications in repayment	197,324	100%	561,215	100%	514,954	100%
Total Private Education Loan modifications	$199,829		$578,864		$529,634
(1) Loans that were modified during the twelve months ended March 31, 2026 and subsequently charged-off during the three months ended March 31, 2026 are excluded from the table and had an amortized cost basis of $15.2 million. Loans that were both modified and subsequently charged-off during the twelve months ended March 31, 2026 are excluded from the table and had an amortized cost basis of $40.7 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2025 are excluded from the table and had an amortized cost basis of $39.1 million.
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

As of March 31, 2026 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2026(1)	2025(1)	2024(1)	2023(1)	2022(1)	2021 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$689,647	$4,988,984	$3,703,077	$2,005,302	$1,813,236	$5,627,202	$18,827,448	89%
Without cosigner	65,155	380,378	387,586	327,345	311,487	874,718	2,346,669	11
Total	$754,802	$5,369,362	$4,090,663	$2,332,647	$2,124,723	$6,501,920	$21,174,117	100%

FICO at Origination Approval(2):
Less than 670	$55,103	$342,058	$243,287	$189,293	$187,867	$561,771	$1,579,379	7%
670-699	96,058	638,816	491,158	339,325	306,182	1,052,539	2,924,078	14
700-749	225,071	1,529,343	1,238,731	724,798	665,420	2,174,945	6,558,308	31
Greater than or equal to 750	378,570	2,859,145	2,117,487	1,079,231	965,254	2,712,665	10,112,352	48
Total	$754,802	$5,369,362	$4,090,663	$2,332,647	$2,124,723	$6,501,920	$21,174,117	100%

FICO Refreshed(2)(3):
Less than 670	$69,284	$530,820	$469,758	$409,493	$391,552	$1,200,884	$3,071,791	15%
670-699	101,045	650,163	491,129	294,400	255,618	713,846	2,506,201	12
700-749	220,903	1,455,380	1,110,587	601,570	533,939	1,614,870	5,537,249	26
Greater than or equal to 750	363,570	2,732,999	2,019,189	1,027,184	943,614	2,972,320	10,058,876	47
Total	$754,802	$5,369,362	$4,090,663	$2,332,647	$2,124,723	$6,501,920	$21,174,117	100%

Seasoning(4):
1-12 payments	$420,302	$2,954,942	$478,198	$367,535	$284,098	$404,167	$4,909,242	23%
13-24 payments	—	308,108	2,163,642	227,815	184,459	370,732	3,254,756	15
25-36 payments	—	—	118,876	1,083,324	215,907	456,234	1,874,341	9
37-48 payments	—	—	—	102,851	998,777	539,236	1,640,864	8
More than 48 payments	—	—	—	—	73,351	4,100,343	4,173,694	20
Not yet in repayment	334,500	2,106,312	1,329,947	551,122	368,131	631,208	5,321,220	25
Total	$754,802	$5,369,362	$4,090,663	$2,332,647	$2,124,723	$6,501,920	$21,174,117	100%

2026 Current period(5) gross charge-offs	$(14)	$(2,087)	$(9,786)	$(17,928)	$(17,033)	$(55,985)	$(102,833)
2026 Current period(5) recoveries	—	206	745	2,024	1,907	8,887	13,769
2026 Current period(5) net charge-offs	$(14)	$(1,881)	$(9,041)	$(15,904)	$(15,126)	$(47,098)	$(89,064)

Total accrued interest by origination approval vintage	$11,579	$249,473	$418,742	$275,906	$218,866	$356,285	$1,530,851

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the first quarter 2026.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2026 through March 31, 2026.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

As of December 31, 2025 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	2020 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,983,409	$4,968,667	$2,324,100	$1,950,843	$1,366,905	$4,621,467	$19,215,391	89%
Without cosigner	347,965	472,054	368,920	331,375	246,687	678,042	2,445,043	11
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

FICO at Origination Approval(2):
Less than 670	$263,280	$321,462	$214,219	$199,017	$127,109	$464,693	$1,589,780	7%
670-699	520,721	654,923	390,691	326,675	227,358	886,853	3,007,221	14
700-749	1,254,937	1,645,649	834,804	716,088	516,516	1,794,886	6,762,880	31
Greater than or equal to 750	2,292,436	2,818,687	1,253,306	1,040,438	742,609	2,153,077	10,300,553	48
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

FICO Refreshed(2)(3):
Less than 670	$417,630	$581,932	$454,260	$407,158	$295,176	$971,004	$3,127,160	14%
670-699	532,758	671,447	343,793	279,168	183,279	569,616	2,580,061	12
700-749	1,204,125	1,512,026	706,188	590,061	407,777	1,330,695	5,750,872	27
Greater than or equal to 750	2,176,861	2,675,316	1,188,779	1,005,831	727,360	2,428,194	10,202,341	47
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

Seasoning(4):
1-12 payments	$2,583,918	$725,720	$453,904	$331,804	$194,121	$284,210	$4,573,677	21%
13-24 payments	—	2,859,837	319,450	205,689	132,671	299,208	3,816,855	18
25-36 payments	—	—	1,260,916	302,417	132,813	371,012	2,067,158	10
37-48 payments	—	—	—	1,039,762	232,301	420,441	1,692,504	8
More than 48 payments	—	—	—	—	706,571	3,471,137	4,177,708	19
Not yet in repayment	1,747,456	1,855,164	658,750	402,546	215,115	453,501	5,332,532	24
Total	$4,331,374	$5,440,721	$2,693,020	$2,282,218	$1,613,592	$5,299,509	$21,660,434	100%

2025 Current period(5) gross charge-offs	$(1,579)	$(21,763)	$(73,247)	$(69,089)	$(51,038)	$(182,920)	$(399,636)
2025 Current period(5) recoveries	101	1,647	6,969	7,858	6,440	30,896	53,911
2025 Current period(5) net charge-offs	$(1,478)	$(20,116)	$(66,278)	$(61,231)	$(44,598)	$(152,024)	$(345,725)

Total accrued interest by origination approval vintage	$169,560	$486,685	$304,418	$230,680	$134,777	$243,949	$1,570,069
(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the fourth quarter 2025.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to January 1, 2025 through December 31, 2025.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of March 31, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Total

Loans in-school/grace/deferment(1)	$334,500	$2,106,312	$1,329,947	$551,122	$368,131	$631,208	$5,321,220
Loans in forbearance(2)	1,075	36,618	140,158	91,380	79,293	139,880	488,404
Loans in repayment:
Loans current	418,306	3,204,124	2,552,575	1,606,289	1,589,630	5,382,639	14,753,563
Loans delinquent 30-59 days(3)	921	13,279	30,644	38,452	41,381	174,055	298,732
Loans delinquent 60-89 days(3)	—	4,987	18,493	23,141	23,543	89,550	159,714
Loans 90 days or greater past due(3)	—	4,042	18,846	22,263	22,745	84,588	152,484
Total Private Education Loans in repayment	419,227	3,226,432	2,620,558	1,690,145	1,677,299	5,730,832	15,364,493
Total Private Education Loans, gross	754,802	5,369,362	4,090,663	2,332,647	2,124,723	6,501,920	21,174,117
Private Education Loans deferred origination costs and unamortized premium/(discount)	10,595	31,796	22,836	11,191	6,511	12,855	95,784
Total Private Education Loans	765,397	5,401,158	4,113,499	2,343,838	2,131,234	6,514,775	21,269,901
Private Education Loans allowance for losses	(29,941)	(279,276)	(251,907)	(189,051)	(172,997)	(459,994)	(1,383,166)
Private Education Loans, net	$735,456	$5,121,882	$3,861,592	$2,154,787	$1,958,237	$6,054,781	$19,886,735

Percentage of Private Education Loans in repayment	55.5%	60.1%	64.1%	72.5%	78.9%	88.1%	72.6%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.2%	0.7%	2.6%	5.0%	5.2%	6.1%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.3%	1.1%	5.1%	5.1%	4.5%	2.4%	3.1%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

March 31, 2026	$1,530,851	$6,910	$8,953
December 31, 2025	$1,570,069	$6,548	$14,511
(1)At March 31, 2026 and December 31, 2025, $153 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.4 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Unfunded Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K for additional information.
At March 31, 2026, we had $588 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year, including $35 million of contractual loan commitments associated with loans classified as held for sale. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2026		2025
Three Months Ended March 31, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$77,132	$2,437,035	$84,568	$2,311,660
Provision/New commitments - net(1)	45,916	1,096,385	44,456	1,043,958
Transfer - funded loans(2)	(99,294)	(2,422,368)	(105,134)	(2,771,478)
Unfunded loan commitments sold	—	(523,170)	—	—
Ending Balance(3)	$23,754	$587,882	$23,890	$584,140
(1)     Net of expirations of commitments unused. Also includes incremental provision for new commitments and changes to provision for existing commitments.
(2)     When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.
(3)     The ending balance of unfunded loan commitments includes $35 million of unfunded loan commitments associated with the loans classified as held for sale at March 31, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

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

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both March 31, 2026 and December 31, 2025, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2025 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade names and trademarks, customer relationships, and developed technologies. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		March 31, 2026			December 31, 2025
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade names and trademarks	4.0	$6,040	$(4,027)	$2,013	$6,040	$(3,649)	$2,391
Customer relationships	4.6	8,920	(8,343)	577	8,920	(8,073)	847
Developed technologies	3.5	2,590	(2,147)	443	2,590	(2,064)	526
Sallie.com domain	4.0	150	(52)	98	150	(43)	107
Total acquired intangible assets		$17,700	$(14,569)	$3,131	$17,700	$(13,829)	$3,871
(1) The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million in both the three months ended March 31, 2026 and March 31, 2025. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $3 million, $1 million, and less than $1 million in 2026, 2027, and 2028, respectively.

7. Deposits
The following table summarizes total deposits at March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$20,524,379	$21,059,967
Deposits - non-interest-bearing	1,107	184
Total deposits	$20,525,486	$21,060,151
Our total deposits of $20.5 billion were comprised of $8.7 billion in brokered deposits and $11.8 billion in retail and other deposits at March 31, 2026, compared to total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of March 31, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of March 31, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended March 31, 2026 and 2025. There were $5 million in fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2026. There were no fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2025.
Interest bearing deposits at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,101,954	3.81%	$10,004,845	3.83%
Savings	1,404,838	3.62	1,177,177	3.83
Certificates of deposit	10,017,587	3.84	9,877,945	3.87
Deposits - interest bearing	$20,524,379		$21,059,967
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
One year or less	$5,444,621	$5,709,977
After one to two years	1,441,730	1,841,311
After two to three years	806,818	710,978
After three to four years	716,989	723,186
After four to five years	1,493,067	892,492
After five years	114,362	1
Total	$10,017,587	$9,877,945

7.	Deposits (Continued)
As of March 31, 2026 and December 31, 2025, certificates of deposits included $1.3 billion and $1.2 billion, respectively, of those in denominations that met or exceeded FDIC insurance limits. Accrued interest on deposits was $56 million and $71 million at March 31, 2026 and December 31, 2025, respectively.

8. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Note 11, “Borrowings” in our 2025 Form 10-K. The following table summarizes our borrowings at March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$498,889	$493,817	$992,706	$498,415	$493,415	$991,830
Total unsecured borrowings	498,889	493,817	992,706	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,471,435	4,471,435	—	4,174,513	4,174,513
Variable-rate	—	705,041	705,041	—	694,566	694,566
Total Private Education Loan term securitizations	—	5,176,476	5,176,476	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,176,476	5,176,476	—	4,869,079	4,869,079
Total	$498,889	$5,670,293	$6,169,182	$498,415	$5,362,494	$5,860,909

Short-term Borrowings
Unsecured Borrowings Transactions
On November 1, 2021, we issued $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026, at a price of 99.43 percent. At March 31, 2026, the outstanding carrying value, net of deferred financing fees, was $499 million.
Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030, at a price of 99.78 percent. At March 31, 2026, the outstanding balance was $494 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025. The Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.

8.	Borrowings (Continued)
Secured Borrowings Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2025 and in the three months ended March 31, 2026, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2025-A ABS Transaction	May 7, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at March 31, 2026, related to 2025 term ABS:		$530,499

2026-A ABS Transaction	March 11, 2026	$649,813	$618,000	$617,781	SOFR plus 1.15%	5.64
Total 2026		$649,813	$618,000	$617,781

Loans encumbered at March 31, 2026, related to 2026 term ABS:		$644,577

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for variable and fixed-rate bonds, excluding issuance costs.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.

Consolidated Funding Vehicles
We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of March 31, 2026 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$5,176,476	$5,176,476	$6,528,700	$190,891	$421,510	$7,141,101
Secured Borrowing Facility	—	—	—	—	—	589	589
Total	$—	$5,176,476	$5,176,476	$6,528,700	$190,891	$422,099	$7,141,690

8.	Borrowings (Continued)

As of December 31, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$377,673	$6,803,997
Secured Borrowing Facility	—	—	—	—	—	1,324	1,324
Total	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$378,997	$6,805,321

(1) Other assets, net primarily represents accrued interest receivable and payable.

Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. No Private Education Loan ABS transactions closed in the three months ended March 31, 2026 where the respective VIEs were not consolidated.
The table below provides a summary of our exposure related to our unconsolidated VIEs.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$598,019	$45,817	$643,836	$622,184	$49,250	$671,434

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $2.3 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2026, nor in the year ended December 31, 2025.

9. Derivative Financial Instruments
Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets or liabilities so any adverse impacts related to movements in interest rates are managed within low to moderate limits. As a result of interest rate fluctuations, hedged balance sheet positions will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk. Please refer to Note 12, “Derivative Financial Instruments” in our 2025 Form 10-K for a full discussion of our risk management strategy.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2026, $11 million notional of our derivative contracts were cleared on the CME and $5 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 66.6 percent and 33.4 percent, respectively, of our total notional derivative contracts of $16 million at March 31, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $0.1 million, respectively.

9.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2026 and December 31, 2025, and their impact on earnings and other comprehensive income for the three months ended March 31, 2026 and March 31, 2025. Please refer to Note 12, “Derivative Financial Instruments” in our 2025 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)		2026	2025	2026	2025	2026	2025
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$2	$—	$2	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(1)	(4)	—	(4)	(1)	(8)
Total net derivatives		$(1)	$(4)	$2	$(4)	$1	$(8)

(1) Fair values reported include variation margin as legal settlement of the derivative contract. Asset and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2026	2025	2026	2025
Gross position(1)	$2	$—	$(1)	$(8)
Impact of master netting agreement	(1)	—	1	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	1	—	—	(8)
Cash collateral pledged(2)	101	121	—	—
Net position	$102	$121	$—	$(8)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
Interest rate swaps	$9,485	$566,592	$6,520	$6,520	$16,005	$573,112
Net total notional	$9,485	$566,592	$6,520	$6,520	$16,005	$573,112

9.	Derivative Financial Instruments (Continued)
As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025

Deposits	$(6,226)	$(6,255)	$102	$73

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(17)	$(1,411)
Hedged items recorded in interest expense	28	(1,261)
Derivatives recorded in interest expense	(29)	1,273
Total	$(18)	$(1,399)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$714	$5,919
Total	$714	$5,919
Total	$696	$4,520

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025

Amount of gain (loss) recognized in other comprehensive income (loss)	$25	$118
Less: amount of gain (loss) reclassified in interest expense	714	5,919
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(689)	$(5,801)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $0.1 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of March 31, 2026, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at March 31, 2026 and December 31, 2025, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $0.1 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2026	2025
Common stock repurchased under repurchase programs(1)(2)	12,030,980	1,037,391
Average purchase price per share(3)	$21.50	$29.65
Shares repurchased related to employee stock-based compensation plans(4)	834,845	830,868
Average purchase price per share	$21.71	$31.26
Common shares issued(5)	2,180,297	2,224,810

(1) Common shares purchased under our share repurchase programs. There was $242 million of capacity remaining under the 2026 Share Repurchase Program at March 31, 2026.
(2) For the three months ended March 31, 2026, the amount includes 8.4 million shares related to the initial delivery of shares under our accelerated share repurchase agreement, described below.
(3) Average purchase price per share includes purchase commission costs and excise taxes.
(4) Comprised of shares withheld from stock option exercises and the vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2026 was $21.41.

Common Stock Dividend
In both March 2026 and March 2025, we paid a common stock dividend of $0.13 per common share.

Share Repurchases
In January 2024, we announced a share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase program expired on February 6, 2026. Under the 2024 Share Repurchase Program, we repurchased 1.0 million shares of common stock for $33 million during the three months ended March 31, 2026, and we repurchased 1.0 million shares of common stock for $31 million during the three months ended March 31, 2025.
On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and will expire, if not earlier exhausted, on February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $500 million. Under the 2026 Share Repurchase Program, we repurchased 11.0 million shares of common stock for $226 million in the three months ended March 31, 2026. We had $242 million of capacity remaining under the 2026 Share Repurchase Program at March 31, 2026.
On March 9, 2026, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we purchased $200 million of our outstanding common stock. On March 11, 2026, the third-party financial institution initially delivered to us approximately 8.4 million shares. The final total actual number of shares of common stock to be delivered to us will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock trade during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. At settlement, the third-party financial institution may be obligated to deliver additional shares of common stock to us or we may be obligated to make delivery of common stock or a cash payment to them, at our option. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We expect final settlement of the share repurchases under the ASR to occur during the second quarter of 2026.
Under the 2026 Share Repurchase Program, repurchases can continue to occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans,

10.	Stockholders’ Equity (Continued)
negotiated or block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases are subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2026 Share Repurchase Program.
Share Repurchases under Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026 and 2025, we repurchased 3.6 million and 1.0 million shares, respectively, of our common stock at a total cost of $91 million and $31 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
11. Earnings per Common Share
Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Numerator:
Net income	$307,954	$304,540
Preferred stock dividends	3,555	3,956
Net income attributable to SLM Corporation common stock	$304,399	$300,584
Denominator:
Weighted average shares used to compute basic EPS	195,460	210,682
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	2,415	4,304
Weighted average shares used to compute diluted EPS	197,875	214,986

Basic earnings per common share	$1.56	$1.43

Diluted earnings per common share	$1.54	$1.40

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2) For the three months ended March 31, 2026 and 2025, securities covering less than 1 million shares and approximately 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

12. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our consolidated financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2025 Form 10-K.

During the three months ended March 31, 2026, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2026				December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$45,817	$45,817	$—	$—	$49,250	$49,250
Available-for-sale investments	—	1,742,510	1,714	1,744,224	—	1,756,178	1,892	1,758,070
Derivative instruments	—	2	—	2	—	—	—	—
Total	$—	$1,742,512	$47,531	$1,790,043	$—	$1,756,178	$51,142	$1,807,320

Liabilities:
Derivative instruments	$—	$(1)	$—	$(1)	$—	$(8)	$—	$(8)
Total	$—	$(1)	$—	$(1)	$—	$(8)	$—	$(8)

12.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2026			2025
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$1,892	$49,250	$51,142	$2,689	$53,262	$55,951
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	5	(2,398)	(2,393)	6	(521)	(515)
Included in other comprehensive income	(3)	—	(3)	3	—	3
Settlements	(180)	(1,035)	(1,215)	(226)	(1,445)	(1,671)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$1,714	$45,817	$47,531	$2,472	$51,296	$53,768

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$(3)	$—	$(3)	$3	$—	$3
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$(2,398)	$(2,398)	$—	$(521)	$(521)

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest Income - Investments	$5	$6
Losses on securities, net	(2,398)	(521)
Total	$(2,393)	$(515)

(2) Recorded in "losses on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of March 31, 2026 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$1,714	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Residual Interests	45,817	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	4.4%-15.9% (11.4%)
Total	$47,531

12.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,585,645	$19,886,735	$2,698,910	$23,198,134	$20,332,124	$2,866,010
Loans held for sale	239,507	236,049	3,458	947,078	933,256	13,822
Cash and cash equivalents	5,157,453	5,157,453	—	4,241,265	4,241,265	—
Trading investments	45,817	45,817	—	49,250	49,250	—
Available-for-sale investments	1,744,224	1,744,224	—	1,758,070	1,758,070	—
Accrued interest receivable	1,623,885	1,532,051	91,834	1,662,640	1,562,811	99,829
Derivative instruments	2	2	—	—	—	—
Total earning assets	$31,396,533	$28,602,331	$2,794,202	$31,856,437	$28,876,776	$2,979,661
Interest-bearing liabilities:
Money-market and savings accounts	$10,501,541	$10,506,792	$5,251	$11,187,471	$11,182,022	$(5,449)
Certificates of deposit	10,011,058	10,017,587	6,529	9,830,811	9,877,945	47,134
Short-term borrowings	492,244	498,889	6,645	489,802	498,415	8,613
Long-term borrowings	5,705,666	5,670,293	(35,373)	5,376,909	5,362,494	(14,415)
Accrued interest payable	78,544	78,544	—	97,524	97,524	—
Derivative instruments	1	1	—	8	8	—
Total interest-bearing liabilities	$26,789,054	$26,772,106	$(16,948)	$26,982,525	$27,018,408	$35,883

Excess of net asset fair value over carrying value			$2,777,254			$3,015,544
Please refer to Note 16, “Fair Value Measurements” in our 2025 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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
See Note 17, “Regulatory Capital” in our 2025 Form 10-K for additional information regarding the adjusted transition amounts.
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

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of March 31, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,059,144	12.4%	$1,732,754	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,059,144	12.4%	$2,104,059	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,382,210	13.7%	$2,599,131	>	10.5%
Tier 1 Capital (to Average Assets)	$3,059,144	10.3%	$1,185,069	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

13.	Regulatory Capital (Continued)
Bank Dividends

The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $200 million and $100 million in dividends to the Company for the three months ended March 31, 2026 and March 31, 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2026, we had $588 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year, including $35 million of contractual loan commitments associated with loans classified as held for sale. At March 31, 2026, we had a $24 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

15. Segment Reporting
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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Non-interest expenses:
Compensation and benefits	$103,446	$90,830
Professional fees	28,769	20,314
Technology expenses	21,226	18,341
FDIC assessment fees	4,441	12,403
Other operating expenses	12,479	11,700
Total operating expenses	170,361	153,588
Acquired intangible assets impairment and amortization expense	740	1,021
Total non-interest expenses	$171,101	$154,609

16. Subsequent Events
2026 Loan Sales
On April 22, 2026, we sold approximately $239 million of our Private Education Loans to our strategic partner, including $234 million in principal, $5 million in capitalized interest and $0.3 million in accrued interest. The loan sale included the amounts that were classified as held for sale as of March 31, 2026, which consisted of newly originated loans, some of which were not fully-disbursed. Some of these loans had disbursements between March 31, 2026 and the date of the loan sale, resulting in the amount sold being larger than the $236 million of loans held for sale in the consolidated balance sheets.
As the loan sale included newly originated loans that were not fully-disbursed, the resulting gain on sale expressed as a percentage was in the low single-digits. The gain will be recognized in the second quarter 2026 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans and provide loan program management pursuant to the terms of the applicable transaction documents.
2026 Securitizations
On April 2, 2026, we closed a SMB Private Education Loan Trust 2026-B term ABS transaction (the “2026-B Transaction”), in which an unaffiliated third-party sold to the trust approximately $1.4 billion of Private Education Loans. Sallie Mae Bank sponsored the 2026-B Transaction, is the servicer and administrator of the loans in the trust. In connection with the 2026-B Transaction settlement, we retained a five percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2026-B Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

16.	Subsequent Events (Continued)
On April 15, 2026, we closed a SMB Private Education Loan Trust 2026-C term ABS transaction (the “2026-C Transaction”), in which an unaffiliated third-party sold to the trust approximately $2.0 billion of Private Education Loans. Sallie Mae Bank sponsored the 2026-C Transaction, is the servicer and administrator of the loans in the trust. In connection with the 2026-C Transaction settlement, we retained a five percent vertical risk retention interest (i.e., 5 percent of each class issued in the securitization). We classified those vertical risk retention interests related to the 2026-C Transaction as available-for-sale investments, except for the interest in the residual class, which we classified as a trading investment recorded at fair value with changes recorded through earnings.

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
The following information should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026) (the “2025 Form 10-K”), and subsequent reports filed with the SEC. Definitions for capitalized terms used in this report not defined herein can be found in the 2025 Form 10-K.
References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.
This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions, expectations, and/or statements that assume or are dependent upon future events, are forward-looking statements. These include, but are not limited to, the strategies, goals, and assumptions of the Company; the Company’s expectation and ability to execute loan sales (including sales under the Company’s strategic partnership) and share repurchases; the Company’s expectation and ability to pay a quarterly cash dividend on the Company’s common stock in the future, subject to approval of the Board of Directors; the Company’s 2026 guidance; the Company’s three-year horizon outlook; the Company’s credit outlook; the impact of acquisitions the Company has made or may make in the future; the Company’s projections regarding originations, net charge-offs, non-interest expenses, earnings, balance sheet position, and other metrics; any estimates related to accounting standard changes; and any estimates related to the impact of changes in credit administration practices, including the results of simulations or other behavioral observations.
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the Company’s control, which may cause actual results to differ materially from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be as anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, implied by, or projected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A., “Risk Factors,” and elsewhere in the Company’s most recently filed Annual Report on Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; changes in laws, regulations, and supervisory expectations, especially in light of the goals of the current federal administration; the ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and related changes in significant accounting estimates, including those regarding the measurement of the Company’s allowance for credit losses and the related provision expense; any adverse outcomes in significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of the Company’s risk management framework and quantitative models; changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws); and changes in the demand for the Company’s deposit products, including changes caused by new or emerging market entrants or technologies. The Company could also be affected by, among other things, changes in funding costs and availability; reductions to credit ratings; cybersecurity incidents, cyberattacks, risks related to artificial intelligence (“AI”), and other failures or breaches of operating systems or infrastructure, including those of third-party vendors; the societal, demographic, business, and legislative/regulatory impacts of pandemics, other public health crises, severe weather events, and/or natural disasters; damage to reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on the business; changes in the demand for higher education, educational financing, or financing preferences of lenders, educational institutions, students, and their families, including changes to the amount or availability of funding that educational institutions, students, or their families receive from government sources; changes in laws and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; changes in customer creditworthiness; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of earning assets versus funding arrangements; rates of prepayments on loans owned by the Company; and changes in general economic or macroeconomic conditions, including, but not limited to, changes due to inflation, stagflation, recession, shifts in the labor market, and changes to government policies or initiatives, such as tariffs, trade wars, wars, immigration, and student visa policies, which could negatively impact consumer or business sentiment, demand for higher education, demand for student loans, financial and business results and/or modeling, and the ability to successfully effectuate any acquisitions, strategic partnerships, or initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.
All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, and are made only as of the date of this report. The Company does not undertake any obligation to update, supplement, or revise any forward-looking statements or estimates to conform to actual results or changes in the Company’s expectations, nor to reflect events or circumstances that occur after the date on which such statements were made. In light of these risks, uncertainties, and assumptions, you should not place undue reliance on any forward-looking statements or estimates discussed herein.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended March 31,
	2026	2025
Net income attributable to SLM Corporation common stock	$304,399	$300,584
Diluted earnings per common share	$1.54	$1.40
Weighted average shares used to compute diluted earnings per common share	197,875	214,986
Return on Assets(1)	4.2%	4.2%
Efficiency ratio(2)	30.6%	26.6%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$19,886,735	$21,091,204
Average education loans	$23,345,648	$22,916,916

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.
(2) We calculate and report on our Efficiency ratio as the ratio of (a) GAAP total non-interest expenses to (b) the sum of GAAP net interest income plus GAAP total non-interest income.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2026.
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
A brief summary of our key financial measures (net interest income and net interest margin; loan sales and secured financings; allowance for credit losses; charge-offs and delinquencies; operating expenses; Private Education Loan originations; and funding sources) can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Interest income:
Loans	$602	$599	$3	1%
Investments	15	15	—	—
Cash and cash equivalents	32	43	(11)	(26)
Total interest income	649	656	(8)	(1)
Total interest expense	274	281	(7)	(2)
Net interest income	375	375	—	—
Less: provisions for credit losses	(11)	23	(34)	(148)
Net interest income after provisions for credit losses	387	352	35	10
Non-interest income:
Gains on sales of loans, net	146	188	(42)	(22)
Losses on securities, net	(2)	(10)	8	80
Other income	41	29	12	41
Total non-interest income	185	206	(22)	(11)
Non-interest expenses:
Total operating expenses	170	154	16	10
Acquired intangible assets amortization expense	1	1	—	—
Total non-interest expenses	171	155	16	10
Income before income tax expense	400	403	(3)	(1)
Income tax expense	92	99	(7)	(7)
Net income	308	305	3	1
Preferred stock dividends	4	4	—	—
Net income attributable to SLM Corporation common stock	$304	$301	$3	1%
Basic earnings per common share	$1.56	$1.43	$0.13	9%
Diluted earnings per common share	$1.54	$1.40	$0.14	10%
Declared dividends per common share	$0.13	$0.13	$—	—%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
For the three months ended March 31, 2026, net income attributable to common stock was $304 million, or $1.54 diluted earnings per common share, compared with net income attributable to common stock of $301 million, or $1.40 diluted earnings per common share, for the three months ended March 31, 2025.
The primary drivers of changes in net income for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income was $375 million in both the current quarter and the year-ago quarter. Our net interest margin increased 2 basis points in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets decreased slightly less than our cost of funds decreased. The yields on both our interest-earning assets and our cost of funds decreased primarily due to the decline in the 30-day average SOFR rate compared to the year-ago quarter.
•Provision for credit losses in the current quarter was $11 million in negative provisions, compared with $23 million of provisions in the year-ago quarter. The year-over-year decrease was primarily due to $120 million in negative provisions recorded in the current quarter, resulting from the $3.33 billion in Private Education Loan sales during the first quarter of 2026 and the $10 million reversal of provision in the current quarter due to the transfer of loans to held for sale. These drivers were offset by new loan commitments, net of expired commitments, and changes in the economic outlook. In the year-ago quarter, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in the economic outlook, offset by $116 million in negative provisions resulting from the $2.00 billion Private Education Loan sale during the quarter and adjustments to the weightings of our economic forecast scenarios.
•Gains on sales of loans, net, were $146 million in the first quarter of 2026, as a result of the $3.33 billion Private Education Loan sales that occurred in the quarter. There were $188 million gains on sales of loans, net, in the year-ago quarter, as a result of $2.00 billion Private Education Loans sold in the first quarter of 2025. Gains on sales of loans, net, in the first quarter of 2026 was less than the year-ago quarter primarily due to the January 2026 loan sale, which included newly originated loans that were not fully-disbursed, and the resulting gain on sale expressed as a percentage was in the low single-digits, as well as lower pricing in the first quarter 2026 seasoned loan sale compared to the loan sales in the year-ago quarter.
•Losses on securities, net, were $2 million in losses in the current quarter compared with $10 million of losses in the year-ago quarter. The change compared to the year-ago quarter was primarily due to an impairment recorded in the first quarter of 2025 on certain of our non-marketable equity securities, and the changes in mark-to-fair value of our trading investments.
•Other income was $41 million in the first quarter of 2026, compared with $29 million in the year-ago quarter. Third-party servicing fees in the first quarter of 2026 increased $6 million compared to the year-ago quarter due to an additional $6.28 billion of loans that we sold during the past year that we continue to service on behalf of the owners of the loans. Other income also increased due to the program management fees from the strategic partnership we entered into during the fourth quarter of 2025.
•First quarter 2026 total operating expenses were $170 million, up from $154 million in the year-ago quarter. The increase in total operating expenses was primarily due to increased personnel costs and higher spending on information technology initiatives, offset by lower FDIC fees.
•During the first quarter of 2026, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•First quarter 2026 income tax expense was $92 million, compared with $99 million income tax expense in the year-ago quarter. Our effective income tax rate decreased to 23.1 percent in the first quarter of 2026 from 24.5 percent in the year-ago quarter. The decrease in the effective rate for the first quarter of 2026 was primarily due to a decrease in state income taxes.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2026		2025
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$23,345,648	10.46%	$22,916,916	10.59%
Taxable securities	1,806,886	3.36	1,967,738	3.04
Cash and other short-term investments	3,653,950	3.59	3,966,338	4.37
Total interest-earning assets	28,806,484	9.14%	28,850,992	9.22%

Non-interest-earning assets	786,714		463,749

Total assets	$29,593,198		$29,314,741

Average Liabilities and Equity
Brokered deposits	$8,853,520	3.77%	$9,174,527	4.01%
Retail and other deposits	12,180,265	3.96	11,380,124	4.23
Other interest-bearing liabilities(1)	5,841,633	5.04	6,405,872	4.53
Total interest-bearing liabilities	26,875,418	4.13%	26,960,523	4.23%

Non-interest-bearing liabilities	276,384		75,856
Equity	2,441,396		2,278,362
Total liabilities and equity	$29,593,198		$29,314,741

Net interest margin		5.29%		5.27%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2026 vs. 2025
Interest income	$(6,780)	$(5,770)	$(1,010)
Interest expense	(7,221)	(6,336)	(885)
Net interest income	$441	$1,020	$(579)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	March 31, 2026	December 31, 2025
Total loan portfolio:
In-school(1)	$3,989,847	$3,983,859
Grace, repayment and other(2)	17,184,270	17,676,575
Total, gross	21,174,117	21,660,434
Deferred origination costs and unamortized premium/(discount)	95,784	102,008
Allowance for credit losses	(1,383,166)	(1,430,318)
Total loans held for investment portfolio, net	$19,886,735	$20,332,124

(1)  Loans for customers still attending school and who are not yet required to make payments on the loans.

(2) Includes loans in repayment, grace, deferment, or forbearance. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the table, do not include loans in the “loans in forbearance” metric).

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended March 31,
(Dollars in thousands)	2026		2025
Private Education Loans	$23,345,648	100%	$22,916,916	100%

Loans Held for Investment, Net — Activity

Total Loans Held for Investment (Private Education Loans), net (dollars in thousands)	Three Months Ended March 31,
	2026	2025
Beginning balance	$20,332,124	$20,902,158
Acquisitions and originations:
Fixed-rate	1,979,166	2,471,686
Variable-rate	454,892	311,650
Total acquisitions and originations	2,434,058	2,783,336
Capitalized interest and deferred origination cost premium amortization	130,538	112,216
Sales	(1,881,824)	(1,847,734)
Loan consolidations to third parties	(323,055)	(227,266)
Allowance	47,152	(7,795)
Transfer to loans held for sale	(226,711)	—
Repayments and other	(625,547)	(623,711)
Ending balance	$19,886,735	$21,091,204

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in P&I repayment status. Loans in P&I repayment status include loans in full principal and interest repayment status as well as certain loans in short-term interest-only payment programs (such as loans in a Graduated Repayment Period program and loans in a short-term interest only alternative program). The amount of loans in P&I repayment status in our Private Education Loans held for investment portfolio at March 31, 2026 was consistent with March 31, 2025, and now totals 43 percent of our Private Education Loans held for investment portfolio at March 31, 2026. The balance of loans held for investment in P&I repayment status was primarily affected in the first three months of 2026 by loan sales.
“Loan consolidations to third parties” for the three months ended March 31, 2026 total 3.8 percent of our Private Education Loans held for investment portfolio in P&I repayment status at March 31, 2026, or 1.6 percent of our total Private Education Loans held for investment portfolio at March 31, 2026, compared with the year-ago quarter of 2.6 percent of our Private Education Loans held for investment portfolio in P&I repayment status, or 1.1 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations compared to the year-ago quarter is primarily attributable to lower interest rates in 2026. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended March 31,
(Dollars in thousands)	2026	%	2025	%
Smart Option - interest only(1)	$632,871	22%	$537,895	19%
Smart Option - fixed pay(1)	960,142	33	919,012	33
Smart Option - deferred(1)	1,095,472	38	1,123,347	41
Graduate Loan(2)	217,735	7	191,224	7
Total Private Education Loan originations	$2,906,220	100%	$2,771,478	100%

Percentage of loans with a cosigner	94.7%		93.5%
Average FICO at approval(3)	754		753

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2025 Form 10-K for a further discussion.
(2) For the three months ended March 31, 2026, the Graduate Loan originations include $8.7 million of Smart Option Loans where the student was in a graduate status. For the three months ended March 31, 2025, the Graduate Loan originations include $8.7 million of Smart Option Loans where the student was in a graduate status.
(3) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Three Months Ended March 31, (dollars in thousands)	Total Portfolio (Private Education Loans)
	2026	2025
Beginning balance	$1,430,318	$1,435,920
Transfer from unfunded commitment liability(1)	99,294	105,134
Less:
Charge-offs	(102,833)	(86,903)
Plus:
Recoveries	13,769	10,734
Provisions for credit losses:
Provision, current period	73,196	95,289
Loan sale reduction to provision	(120,086)	(116,459)
Loans transferred to held for sale	(10,492)	—
Total provisions for credit losses(2)	(57,382)	(21,170)
Ending balance	$1,383,166	$1,443,715

(1)  See Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  See “—Financial Condition — Allowance for Credit Losses — Provision for Credit Losses” in this Item 2 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Provision for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
Three Months Ended March 31, (dollars in thousands)	2026	2025
Private Education Loan provisions for credit losses:
Provisions for loan losses	$(57,382)	$(21,170)
Provisions for unfunded loan commitments	45,916	44,456
Provisions for credit losses reported in consolidated statements of income	$(11,466)	$23,286

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2026, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in P&I repayment status were 43 percent of our total Private Education Loans held for investment portfolio at March 31, 2026, compared with 41 percent at March 31, 2025.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loans, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Credit Losses” and Note 5, “Loans Held for Investment — Certain Collection Tools - Private Education Loans” in the 2025 Form 10-K.

The table below presents our Private Education Loans held for investment portfolio delinquency trends. Loans in repayment include loans making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following table, do not include loans in the “loans in forbearance” metric).

Private Education Loans Held for Investment	2026		2025
March 31, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,321,220		$6,063,727
Loans in forbearance(2)	488,404		464,601
Loans in repayment and percentage of each status:
Loans current	14,753,563	96.0%	15,333,672	96.4%
Loans delinquent 30-59 days(3)	298,732	2.0	276,279	1.7
Loans delinquent 60-89 days(3)	159,714	1.0	152,612	1.0
Loans 90 days or greater past due(3)	152,484	1.0	141,234	0.9
Total Private Education Loans in repayment	15,364,493	100.0%	15,903,797	100.0%
Total Private Education Loans, gross	21,174,117		22,432,125
Private Education Loans deferred origination costs and unamortized premium/(discount)	95,784		102,794
Total Private Education Loans	21,269,901		22,534,919
Private Education Loans allowance for losses	(1,383,166)		(1,443,715)
Private Education Loans, net	$19,886,735		$21,091,204
Percentage of loans in repayment		72.6%		70.9%
Delinquencies as a percentage of loans in repayment		4.0%		3.6%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		2.1%		1.9%
Percentage of loans in hardship and other forbearances(5)		1.0%		0.9%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $331 million and $314 million at March 31, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $157 million and $151 million at March 31, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 4.0 percent at March 31, 2026 from 3.6 percent at March 31, 2025. The increase in the delinquency metric is primarily attributable to changes and refinements to our loss mitigation programs in late 2024 which generally restricted loan modification eligibility to borrowers in later-stage delinquency. While the changes and refinements were made in late 2024, the full impact on delinquencies was not observed until late in the first quarter of 2025. Also impacting the delinquency percentage, was a shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model. $236 million of newly originated loans were transferred to held for sale status during the first quarter of 2026 and sold in April 2026 to our strategic partner. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in the 2025 Form 10-K.

The percentage of loans in an extended grace forbearance increased to 2.1 percent at March 31, 2026 from 1.9 percent at March 31, 2025. The increase was due to additional enrollments in extended grace forbearance and the shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model. $236 million of newly originated loans were transferred to held for sale status during the first quarter of 2026. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. The percentage of loans in hardship and other forbearances remained relatively consistent at 1.0 percent and 0.9 percent at March 31, 2026 and March 31, 2025, respectively.
For additional discussion of our strategic partnership funding model, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources — Loan Sales” in the 2025 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Allowance for loan losses, beginning balance	$1,430,318	$1,435,920
Transfer from allowance for unfunded loan commitments(1)	99,294	105,134
Provisions:
Provision for current period	73,196	95,289
Loan sale reduction to provision	(120,086)	(116,459)
Loans transferred from held for sale	(10,492)	—
Total provisions(2)	(57,382)	(21,170)
Net charge-offs:
Charge-offs	(102,833)	(86,903)
Recoveries	13,769	10,734
Net charge-offs	(89,064)	(76,169)
Allowance for loan losses, ending balance	$1,383,166	$1,443,715
Allowance for unfunded loan commitments, beginning balance(1)	77,132	84,568
Provision(2)(3)	45,916	44,456
Transfer to allowance for loan losses	(99,294)	(105,134)
Allowance for unfunded loan commitments, ending balance(1)	23,754	23,890
Total allowance for credit losses, ending balance	$1,406,920	$1,467,605
Total Allowance Percentage of Private Education Loan Exposure(5)	6.05%	5.97%
Allowance for loan losses coverage of net charge-offs (annualized)	3.88	4.74
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.20%	1.88%
Delinquencies as a percentage of ending loans in repayment(4)	3.98%	3.58%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	3.08%	2.84%
Ending total loans, gross	$21,174,117	$22,432,125
Average loans in repayment(4)	$16,179,577	$16,240,511
Ending loans in repayment(4)	$15,364,493	$15,903,797
Unfunded loan commitments for loans held for investment(6)	$553,268	$584,140
Total accrued interest receivable	$1,530,851	$1,558,465
(1) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments.
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $35 million of unfunded loan commitments associated with loans classified as held for sale at March 31, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

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
See Note 5, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-Q for additional information regarding loan modifications to borrowers experiencing financial difficulty. As discussed therein, our forbearance programs are not considered loan modifications to borrowers experiencing financial difficulty because they are either short-term in nature, and therefore, we believe, they do not provide a significant concession to the borrower, or they are provided for reasons other than financial difficulty being experienced by the borrower.
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
Modifications under these programs are generally considered loan modifications to borrowers experiencing financial difficulty. See Note 5, “Allowance for Credit Losses and Unfunded Commitments — Loan Modifications to Borrowers Experiencing Financial Difficulty” in this Form 10-Q for disclosures related to these modification programs. However, in some situations, we may offer on a limited basis term extensions or rate reductions or a combination of both to borrowers to reduce consolidation activities. We do not consider these to be modifications of loans to borrowers experiencing financial difficulty.
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At March 31, 2026, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 2.3 percent. At March 31, 2026, approximately 75 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of March 31, 2026 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,321	$5,321
Loans in forbearance	298	68	44	34	44	—	488
Loans in repayment - current	4,434	3,100	1,748	1,533	3,939	—	14,754
Loans in repayment - delinquent 30-59 days	80	42	41	38	98	—	299
Loans in repayment - delinquent 60-89 days	50	22	20	19	49	—	160
Loans in repayment - 90 days or greater past due	47	23	21	17	44	—	152
Total	$4,909	$3,255	$1,874	$1,641	$4,174	$5,321	21,174
Deferred origination costs and unamortized premium/(discount)							96
Allowance for credit losses							(1,383)
Total Private Education Loans, net							$19,887

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.88%	0.43%	0.28%	0.21%	0.28%	—%	3.08%

As of March 31, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,064	$6,064
Loans in forbearance	289	66	44	28	38	—	465
Loans in repayment - current	5,044	3,069	2,075	1,509	3,637	—	15,334
Loans in repayment - delinquent 30-59 days	78	45	41	32	80	—	276
Loans in repayment - delinquent 60-89 days	50	24	22	15	41	—	152
Loans in repayment - 90 days or greater past due	43	24	21	14	39	—	141
Total	$5,504	$3,228	$2,203	$1,598	$3,835	$6,064	22,432
Deferred origination costs and unamortized premium/(discount)							103
Allowance for credit losses							(1,444)
Total Private Education Loans, net							$21,091

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.77%	0.40%	0.27%	0.17%	0.23%	—%	2.84%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at March 31, 2026 and December 31, 2025.

As of March 31, 2026 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,213,954	$1,837,614	$312,925	$15,364,493
$ in total	$18,200,710	$2,583,397	$390,010	$21,174,117

As of December 31, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,806,666	$1,765,589	$322,572	$15,894,827
$ in total	$18,785,313	$2,468,471	$406,650	$21,660,434
(1) Other includes Parent Loan and Career training loan products, both of which were discontinued, with final disbursements made in 2023.
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
March 31, 2026	$1,530,851	$6,910	$8,953
December 31, 2025	$1,570,069	$6,548	$14,511
March 31, 2025	$1,558,465	$6,539	$14,192
(1)The allowance for uncollectible interest at March 31, 2026 and 2025 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at March 31, 2026 and 2025, relates to $153 million and $156 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.4 billion at both March 31, 2026 and 2025) is/was reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2025 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($164 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.4 billion) was reserved in the allowance for credit losses.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary funding and liquidity objective is to support our businesses throughout market cycles, including during periods of financial stress. Our business needs primarily include funding originations of Private Education Loans and meeting any deposits outflows at the Bank. To achieve these objectives, we maintain access to a diverse set of funding sources, such as retail deposits, brokered deposits, asset-backed securitizations, unsecured debt, other financing facilities, and loan sales. We maintained liquidity reserves in the form of unrestricted cash and liquid investments of $6.3 billion and $5.4 billion as of March 31, 2026 and December 31, 2025, respectively, as noted in the table below.
At both March 31, 2026 and December 31, 2025, our sources of liquidity included liquid investments with unrealized losses of $61.2 million. It is our policy to maintain a liquidity stockpile that is sufficiently liquid and sized to meet our financial obligations in normal and stressed times. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed at the Asset and Liability Committee, a management-level committee. These policies consider the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and deposit markets at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the market. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses and specific stresses that test the resiliency of our balance sheet. At March 31, 2026, we held a significant liquidity buffer of cash and government-backed investments, which we expect to maintain in the future. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2026	December 31, 2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$10,060	$4,421
Sallie Mae Bank(1)	5,147,392	4,236,844
Available-for-sale investments	1,146,205	1,135,886
Total unrestricted cash and liquid investments	$6,303,657	$5,377,151

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,724	$5,479
Sallie Mae Bank(1)	3,424,149	3,764,708
Available-for-sale investments	1,144,363	1,301,677
Total unrestricted cash and liquid investments	$4,573,236	$5,071,864
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$20,524,379	$21,059,967
Deposits - non-interest-bearing	1,107	184
Total deposits	$20,525,486	$21,060,151

Our total deposits of $20.5 billion were comprised of $8.7 billion in brokered deposits and $11.8 billion in retail and other deposits at March 31, 2026, compared with total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of March 31, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of March 31, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended March 31, 2026 and 2025. There were $5 million in fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2026. There were no fees paid to third-party brokers related to brokered CDs for the three months ended March 31, 2025.
Interest bearing deposits at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,101,954	3.81%	$10,004,845	3.83%
Savings	1,404,838	3.62	1,177,177	3.83
Certificates of deposit	10,017,587	3.84	9,877,945	3.87
Deposits - interest bearing	$20,524,379		$21,059,967
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of March 31, 2026 and December 31, 2025, there were $651 million and $557 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $56 million and $71 million at March 31, 2026 and December 31, 2025, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of March 31, 2026, $11 million notional of our derivative contracts were cleared on the CME and $5 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 66.6 percent and 33.4 percent, respectively, of our total notional derivative contracts of $16 million at March 31, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of March 31, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $0.1 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2026.

As of March 31, 2026 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$102
Exposure to counterparties with credit ratings, net of collateral	$102
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2026. As of March 31, 2026, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$3,059,144	12.4%	$1,732,754	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$3,059,144	12.4%	$2,104,059	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,382,210	13.7%	$2,599,131	>	10.5%
Tier 1 Capital (to Average Assets)	$3,059,144	10.3%	$1,185,069	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $200 million and $100 million in dividends to the Company for the three months ended March 31, 2026 and 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at March 31, 2026 and December 31, 2025, respectively. For additional information, see Note 8, “Borrowings” in this Form 10-Q.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$498,889	$493,817	$992,706	$498,415	$493,415	$991,830
Total unsecured borrowings	498,889	493,817	992,706	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,471,435	4,471,435	—	4,174,513	4,174,513
Variable-rate	—	705,041	705,041	—	694,566	694,566
Total Private Education Loan term securitizations	—	5,176,476	5,176,476	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	5,176,476	5,176,476	—	4,869,079	4,869,079
Total	$498,889	$5,670,293	$6,169,182	$498,415	$5,362,494	$5,860,909
Short-term Borrowings
Unsecured Borrowings Transactions
On November 1, 2021, we issued $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026, at a price of 99.43 percent. At March 31, 2026, the outstanding carrying value, net of deferred financing fees, was $499 million.
Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030, at a price of 99.78 percent. At March 31, 2026, the outstanding balance was $494 million.
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

The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at March 31, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $2.3 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2026, nor in the year ended December 31, 2025.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At March 31, 2026, we had $588 million of outstanding contractual loan commitments that we expect to fund during the remainder of the 2025/2026 academic year, including $35 million of contractual loan commitments associated with loans classified as held for sale. At March 31, 2026, we had a $24 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.

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
The critical accounting estimates we have identified relate to the allowance for credit losses. These estimates reflect our best judgment about current and, for some estimates, including management overlays, future economic and market conditions. These estimates are based on information available as of the date of these financial statements. If conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in a change in the allowance for credit losses or material changes to our consolidated financial statements. A discussion of our critical accounting policies can be found in our 2025 Form 10-K.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage interest rate risk, thereby reducing our exposure to fluctuations in interest rates, and achieving less volatile levels of profit in varying interest rate environments. We evaluate and monitor interest rate risk primarily through two measurements:
•Earnings at Risk (“EAR”), which measures the estimated impact on net interest income to changes in interest rates; and
•Economic Value of Equity (“EVE”), which measures the estimated sensitivity or change in the economic value of equity to changes in interest rates.
We simulate several potential interest rate scenarios using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. Currently, a significant portion of the Bank’s earning assets and deposits are indexed to 30-day average SOFR. Therefore, the 30-day average SOFR rate is considered a core rate in our interest rate risk analysis. The 30-day average SOFR rate and other rates are shocked in parallel for shock scenarios unless otherwise indicated. Rates are adjusted up or down via a set of scenarios that includes both rate shocks and ramps. Rate shocks represent an immediate and sustained change in key rates, with the resulting changes in other indices correlated accordingly. Interest rate ramps represent a linear increase in those key rates over the course of 12 months, with the resulting changes in other indices correlated accordingly.
The following table summarizes the potential effect of certain rate-change scenarios on earnings over the next 24 months and on the market values of assets and liabilities at March 31, 2026 and 2025. This analysis shows four scenarios where interest rates are shocked up and down 100 basis points and 300 basis points while credit and funding spreads remain constant. The EAR analysis shown below assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for March 31, 2026 indicate a market risk profile of low sensitivity to rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. Planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure.

	2026				2025
As of March 31,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-6.6%	-2.0%	+1.5%	+4.7%	-9.7%	-3.1%	+2.5%	+7.7%
EAR - Ramp	-4.1%	-1.3%	+1.1%	+3.0%	-6.3%	-2.0%	+1.8%	+5.3%
EVE	-16.5%	-5.5%	+4.9%	+14.0%	-23.7%	-7.8%	+7.2%	+21.8%

In the preceding tables, the interest rate sensitivity analysis reflects the balance sheet mix of fully variable SOFR and fixed-rate loans, fully variable funding, and fixed-rate funding. The analysis assumes that retail MMDAs and retail savings balances, while relatively sensitive to interest rate changes, will not correlate 100 percent to the full interest rate shocks or ramps.
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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2026. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of March 31, 2026 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
SOFR Rate	daily/weekly/monthly	$4,890.9	$5,462.0	$(571.1)
3-month SOFR	quarterly	—	251.1	(251.1)
Prime	monthly	0.2	—	0.2
Non-Discrete reset(2)	daily/weekly	5,427.2	3,834.2	1,593.0
Fixed-Rate(3)		19,091.3	19,862.3	(771.0)
Total		$29,409.6	$29,409.6	$—

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

The “Funding Gap” in the above table primarily shows mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated and should offset each other effectively. The funding in the fixed-rate bucket includes $2.2 billion of stockholders’ equity and $0.3 billion of non-interest-bearing liabilities. We consider the overall repricing risk to be low.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at March 31, 2026.

As of March 31, 2026 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.73
Cash and investments	1.06
Total earning assets	4.55

Deposits
Short-term deposits	0.72
Long-term deposits	3.46
Total deposits	1.17

Borrowings
Short-term borrowings	0.59
Long-term borrowings	4.07
Total borrowings	3.79

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is set forth in the “Commitments, Contingencies and Guarantees” discussion in Note 14 to our consolidated financial statements included elsewhere in this Form 10-Q, which discussion is incorporated herein by reference in response to this Item.
Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2026.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2026	1,122,818	$27.61	1,119,571	$2,000
February 1 - February 28, 2026	3,237,495	$23.49	2,530,058	$442,000
March 1 - March 31, 2026	8,505,512	$19.96	8,381,351	$242,000
Total First Quarter 2026	12,865,825	$21.52	12,030,980

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 834,845 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     The 2024 Share Repurchase Program expired on February 6, 2026. The 2026 Share Repurchase Program was announced on January 22, 2026, with an effective date of January 22, 2026, and expires on February 4, 2028. As of March 31, 2026, there was $242 million in capacity remaining under the 2026 Share Repurchase Program. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the first quarter of 2026, we repurchased 3.6 million shares under 10b5-1 trading plans and the ASR. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2026 was $21.41.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the first quarter of 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

10.1	ASR Master Confirmation and Form of Supplemental Confirmation, dated March 9, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 9, 2026).

10.2	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2026 Restricted Stock Unit Term Sheet.

10.3	Form of SLM Corporation 2021 Omnibus Incentive Plan, 2026 Performance Stock Unit Term Sheet.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 23, 2026