Form 10-Q
period 2026-06-30
SLM Corp
filed 2026-07-23
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of June 30, 2026, there were 187,946,958 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$4,588,129	$4,241,265
Investments:
Trading investments at fair value (cost of $37,986 and $37,606, respectively)	55,938	49,250
Available-for-sale investments at fair value (cost of $1,775,289 and $1,812,408, respectively)	1,716,712	1,758,070
Other investments	107,088	115,394
Total investments	1,879,738	1,922,714
Loans held for investment (net of allowance for losses of $1,354,014 and $1,430,318, respectively)	19,531,493	20,332,124
Loans held for sale	172,466	933,256
Restricted cash	206,858	177,263
Other interest-earning assets	77	120
Accrued interest receivable	1,602,311	1,562,811
Premises and equipment, net	123,433	122,193
Goodwill and acquired intangible assets, net	58,546	59,974
Income taxes receivable, net	373,056	347,260
Other assets	43,304	47,315
Total assets	$28,579,411	$29,746,295

Liabilities
Deposits	$19,894,501	$21,060,151
Short-term borrowings	—	498,415
Long-term borrowings	5,844,116	5,362,494
Other liabilities	366,125	373,877
Total liabilities	26,104,742	27,294,937
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 445.7 million and 443.2 million shares issued, respectively	89,136	88,650
Additional paid-in capital	1,261,748	1,240,250
Accumulated other comprehensive loss (net of tax benefit of ($14,669) and ($13,446), respectively)	(43,790)	(40,128)
Retained earnings	5,041,088	4,734,313
Total SLM Corporation stockholders’ equity before treasury stock	6,599,252	6,274,155
Less: Common stock held in treasury at cost: 257.7 million and 244.0 million shares, respectively	(4,124,583)	(3,822,797)
Total equity	2,474,669	2,451,358
Total liabilities and equity	$28,579,411	$29,746,295

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans	$539,936	$597,609	$1,142,198	$1,196,376
Investments	17,124	13,710	32,092	28,456
Cash and cash equivalents	44,995	45,440	77,074	88,017
Total interest income	602,055	656,759	1,251,364	1,312,849
Interest expense:
Deposits	191,078	201,478	391,687	405,617
Interest expense on short-term borrowings	2,737	3,613	7,865	7,014
Interest expense on long-term borrowings	75,419	74,848	143,580	148,428
Total interest expense	269,234	279,939	543,132	561,059
Net interest income	332,821	376,820	708,232	751,790
Less: provisions for credit losses	125,663	148,718	114,197	172,004
Net interest income after provisions for credit losses	207,158	228,102	594,035	579,786
Non-interest income:
Gains (losses) on sales of loans, net	14,939	(13)	161,252	187,722
Gains (losses) on securities, net	8,001	(2,641)	5,603	(13,019)
Other income	45,346	29,430	86,008	58,117
Total non-interest income	68,286	26,776	252,863	232,820
Non-interest expenses:
Operating expenses:
Compensation and benefits	100,253	84,900	203,699	175,730
FDIC assessment fees	5,143	9,782	9,584	22,185
Other operating expenses	88,900	71,664	151,374	122,019
Total operating expenses	194,296	166,346	364,657	319,934
Acquired intangible assets amortization expense	687	898	1,427	1,919
Total non-interest expenses	194,983	167,244	366,084	321,853
Income before income tax expense	80,461	87,634	480,814	490,753
Income tax expense	21,936	16,362	114,335	114,941
Net income	58,525	71,272	366,479	375,812
Preferred stock dividends	3,581	3,972	7,136	7,928
Net income attributable to SLM Corporation common stock	$54,944	$67,300	$359,343	$367,884
Basic earnings per common share	$0.29	$0.32	$1.87	$1.75
Average common shares outstanding	188,576	209,282	191,999	209,978
Diluted earnings per common share	$0.29	$0.32	$1.85	$1.72
Average common and common equivalent shares outstanding	190,384	213,220	194,109	214,098
Declared dividends per common share	$0.13	$0.13	$0.26	$0.26

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$58,525	$71,272	$366,479	$375,812
Other comprehensive income:
Unrealized (losses) gains on investments	(7,641)	(2,540)	(4,172)	16,620
Unrealized losses on cash flow hedges	(24)	(4,952)	(713)	(10,753)
Total unrealized (losses) gains	(7,665)	(7,492)	(4,885)	5,867
Income tax (expense) benefit	1,924	2,290	1,223	(839)
Other comprehensive income (loss), net of tax (expense) benefit	(5,741)	(5,202)	(3,662)	5,028
Total comprehensive income	$52,784	$66,070	$362,817	$380,840

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2025	2,510,696	442,829,605	(232,090,760)	210,738,845	$251,070	$88,566	$1,209,017	$(55,631)	$4,386,169	$(3,478,335)	$2,400,856
Net income	—	—	—	—	—	—	—	—	71,272	—	71,272
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,202)	—	—	(5,202)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	66,070
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(27,153)	—	(27,153)
Preferred Stock, Series B ($1.58 per share)	—	—	—	—	—	—	—	—	(3,972)	—	(3,972)
Issuance of common shares	—	128,761	—	128,761	—	26	228	—	(94)	—	160
Stock-based compensation expense	—	—	—	—	—	—	9,335	—	—	—	9,335
Common stock repurchased	—	—	(2,366,356)	(2,366,356)	—	—	—	—	—	(69,724)	(69,724)
Shares repurchased related to employee stock-based compensation plans	—	—	(19,870)	(19,870)	—	—	—	—	—	(585)	(585)
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2026	2,510,696	445,427,729	(256,844,939)	188,582,790	$251,070	$89,086	$1,224,442	$(38,049)	$5,010,721	$(4,099,638)	$2,437,632
Net income	—	—	—	—	—	—	—	—	58,525	—	58,525
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,741)	—	—	(5,741)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	52,784
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(24,522)	—	(24,522)
Preferred Stock, Series B ($1.43 per share)	—	—	—	—	—	—	—	—	(3,581)	—	(3,581)
Issuance of common shares	—	251,232	—	251,232	—	50	2,633	—	(55)	—	2,628
Stock-based compensation expense	—	—	—	—	—	—	11,821	—	—	—	11,821
Common stock repurchased	—	—	(880,970)	(880,970)	—	—	22,852	—	—	(24,684)	(1,832)
Shares repurchased related to employee stock-based compensation plans	—	—	(6,094)	(6,094)	—	—	—	—	—	(261)	(261)
Balance at June 30, 2026	2,510,696	445,678,961	(257,732,003)	187,946,958	$251,070	$89,136	$1,261,748	$(43,790)	$5,041,088	$(4,124,583)	$2,474,669

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	375,812	—	375,812
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	5,028	—	—	5,028
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	380,840
Cash dividends declared:
Common stock ($0.26 per share)	—	—	—	—	—	—	—	—	(54,619)	—	(54,619)
Preferred Stock, Series B ($3.16 per share)	—	—	—	—	—	—	—	—	(7,928)	—	(7,928)
Issuance of common shares	—	2,353,571	—	2,353,571	—	471	2,220	—	(1,489)	—	1,202
Stock-based compensation expense	—	—	—	—	—	—	22,607	—	—	—	22,607
Common stock repurchased	—	—	(3,403,747)	(3,403,747)	—	—	—	—	—	(100,480)	(100,480)
Shares repurchased related to employee stock-based compensation plans	—	—	(850,738)	(850,738)	—	—	—	—	—	(26,555)	(26,555)
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2025	2,510,696	443,247,432	(243,979,114)	199,268,318	$251,070	$88,650	$1,240,250	$(40,128)	$4,734,313	$(3,822,797)	$2,451,358
Net income	—	—	—	—	—	—	—	—	366,479	—	366,479
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,662)	—	—	(3,662)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	362,817
Cash dividends declared:
Common stock ($0.26 per share)	—	—	—	—	—	—	—	—	(50,118)	—	(50,118)
Preferred Stock, Series B ($2.84 per share)	—	—	—	—	—	—	—	—	(7,136)	—	(7,136)
Issuance of common shares	—	2,431,529		2,431,529	—	486	4,565	—	(2,450)	—	2,601
Stock-based compensation expense	—	—	—	—	—	—	26,621	—	—	—	26,621
Common stock repurchased	—	—	(12,911,950)	(12,911,950)	—	—	(9,688)	—	—	(283,404)	(293,092)
Shares repurchased related to employee stock-based compensation plans	—	—	(840,939)	(840,939)	—	—	—	—	—	(18,382)	(18,382)
Balance at June 30, 2026	2,510,696	445,678,961	(257,732,003)	187,946,958	$251,070	$89,136	$1,261,748	$(43,790)	$5,041,088	$(4,124,583)	$2,474,669

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Operating activities
Net income	$366,479	$375,812
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	114,197	172,004
Income tax expense	114,335	114,941
Amortization of brokered deposit placement fee	3,868	4,373
Amortization of Secured Borrowing Facility upfront fee	1,324	1,208
Amortization of deferred loan origination costs and loan premium/(discounts), net	7,836	7,469
Net amortization of discount on investments	(249)	(391)
Depreciation of premises and equipment	8,424	7,921
Acquired intangible assets amortization expense	1,427	1,919
Stock-based compensation expense	26,621	22,607
Unrealized (gains) losses on derivatives and hedging activities, net	—	(5)
Gains on sales of loans, net	(161,252)	(187,722)
Losses on securities, net	(5,603)	13,019
Other adjustments to net income, net	4,614	7,437
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(544,150)	(590,998)
Increase in trading investments	—	(812)
Increase in non-marketable securities	(414)	(234)
Decrease in other interest-earning assets	43	2,778
Increase in other assets	(21,407)	(52,789)
Decrease in income taxes payable, net	(132,127)	(137,874)
(Decrease) increase in accrued interest payable	(320)	719
Increase (decrease) in other liabilities	5,560	(46,162)
Total adjustments	(577,273)	(660,592)
Total net cash used in operating activities	(210,794)	(284,780)
Investing activities
Loans acquired and originated	(3,486,438)	(3,474,194)
Net proceeds from sales of loans held for investment and loans held for sale	3,749,042	2,208,587
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	1,631,995	1,424,568
Purchases of available-for-sale securities	(59,399)	(70,262)
Proceeds from sales and maturities of available-for-sale securities	294,132	373,236
Total net cash provided by investing activities	2,129,332	461,935
Financing activities
Brokered deposit placement fee	(5,212)	—
Net increase (decrease) in certificates of deposit	(613,819)	(751,530)
Net decrease in other deposits	(550,434)	159,229
Issuance costs for collateralized borrowings	—	(42)
Borrowings collateralized by loans in securitization trusts - issued	615,244	536,836
Borrowings collateralized by loans in securitization trusts - repaid	(631,417)	(564,760)
Issuance costs for unsecured debt offering	—	(1,942)
Unsecured debt issued	493,470	493,885
Unsecured debt repaid	(498,851)	(500,000)
Fees paid on Secured Borrowing Facility	(1)	(2,917)
Common stock dividends paid	(50,118)	(54,619)
Preferred stock dividends paid	(7,136)	(7,928)
Common stock repurchased	(293,805)	(101,401)
Total net cash used in financing activities	(1,542,079)	(795,189)
Net increase (decrease) in cash, cash equivalents and restricted cash	376,459	(618,034)
Cash, cash equivalents and restricted cash at beginning of period	4,418,528	4,874,260

Cash, cash equivalents and restricted cash at end of period	$4,794,987	$4,256,226
Cash disbursements made for:
Interest	$532,699	$547,032
Income taxes paid	$131,684	$137,974
Income taxes refunded	$(73)	$(550)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,588,129	$4,092,465
Restricted cash	206,858	163,761
Total cash, cash equivalents and restricted cash	$4,794,987	$4,256,226
Supplemental non-cash investing activities:
Accrued interest capitalized during the period	$289,563	$268,759
Trading investments received in consideration for loans sold	$2,299	$—
Available-for-sale investments received in consideration for loans sold	$195,161	$—

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statements of income. The guidance in this standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this standard is not expected to have an impact on our consolidated financial position, results of operations, or cash flows but may lead to additional disclosures about expenses in our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The ASU can be applied on a prospective, modified transition, or retrospective basis. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.
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

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At June 30, 2026 and December 31, 2025, we had $56 million and $49 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available for sale are as follows:

As of June 30, 2026 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$573,620	$—	$1,057	$(56,793)	$517,884
Utah Housing Corporation bonds	2,246	—	—	(229)	2,017
U.S. government-sponsored enterprises and Treasuries	449,531	—	—	(3,115)	446,416
Other securities	749,892	—	9,297	(8,794)	750,395
Total	$1,775,289	$—	$10,354	$(68,931)	$1,716,712

As of December 31, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$545,550	$—	$3,045	$(54,371)	$494,224
Utah Housing Corporation bonds	2,490	—	—	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	649,087	—	—	(9,581)	639,506
Other securities	615,281	—	14,344	(7,441)	622,184
Total	$1,812,408	$—	$17,389	$(71,727)	$1,758,070

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2026:
Mortgage-backed securities	$(1,908)	$146,688	$(54,885)	$260,353	$(56,793)	$407,041
Utah Housing Corporation bonds	—	—	(229)	2,017	(229)	2,017
U.S. government-sponsored enterprises and Treasuries	—	—	(3,115)	446,416	(3,115)	446,416
Other securities	(1,145)	152,469	(7,649)	96,174	(8,794)	248,643
Total	$(3,053)	$299,157	$(65,878)	$804,960	$(68,931)	$1,104,117

As of December 31, 2025:
Mortgage-backed securities	$(164)	$10,896	$(54,207)	$275,703	$(54,371)	$286,599
Utah Housing Corporation bonds	—	—	(334)	2,156	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	—	—	(9,581)	639,506	(9,581)	639,506
Other securities	(31)	11,913	(7,410)	119,191	(7,441)	131,104
Total	$(195)	$22,809	$(71,532)	$1,036,556	$(71,727)	$1,059,365

At June 30, 2026 and December 31, 2025, 214 of 306 and 179 of 295, respectively, of our available-for-sale securities were in an unrealized loss position.
Impairment
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through net income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, as well as any guarantees (e.g., guarantees by the U.S. Government) that may be applicable to the security. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security.
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
As of June 30, 2026, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of June 30, 2026 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$349,905	$347,731
2027	99,626	98,685
2038	61	61
2039	491	482
2042	1,598	1,397
2043	3,112	2,804
2044	3,364	3,072
2045	4,098	3,661
2046	6,214	5,475
2047	5,716	5,104
2048	1,634	1,532
2049	12,673	11,270
2050	91,084	73,038
2051	128,469	101,505
2052	47,647	42,118
2053	254,273	254,067
2054	223,676	220,255
2055	223,206	222,778
2056	289,349	291,837
2058	29,093	29,840
Total	$1,775,289	$1,716,712

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $642 million and $641 million par value of securities pledged to this borrowing facility at June 30, 2026 and December 31, 2025, respectively, as discussed further in Note 8, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of June 30, 2026 and December 31, 2025, our total investment in non-marketable securities was $10 million and $12 million, respectively.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $90 million at June 30, 2026 and $96 million at December 31, 2025. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $34 million at June 30, 2026 and $36 million at December 31, 2025.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at June 30, 2026 and $14 million at December 31, 2025. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of June 30, 2026. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to the Secured Overnight Financing Rate (“SOFR”). As of both June 30, 2026 and December 31, 2025, 22 percent of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented. We did not sell any Private Education Loans in the three months ended June 30, 2025.

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions)	2026	2026	2025
Loan principal	$399	$3,530	$1,840
Capitalized interest	21	222	163
Total Private Education Loans sold	$420	$3,752	$2,003

Gain on sale of loans, net	$15	$161	$188
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

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Loans Held for Investment, net:
Fixed-rate	$16,205,940	$16,952,620
Variable-rate	4,585,557	4,707,814
Total Private Education Loans, gross	20,791,497	21,660,434
Deferred origination costs and unamortized premium/(discount)	94,010	102,008
Allowance for credit losses	(1,354,014)	(1,430,318)
Loans held for investment, net	$19,531,493	$20,332,124
The estimated weighted average life of education loans in our portfolio was approximately 5.7 years at both June 30, 2026 and December 31, 2025.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2026		2025
Three Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,119,086	10.25%	$22,561,636	10.62%
Total portfolio	$21,119,086		$22,561,636

	2026		2025
Six Months Ended June 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,226,216	10.36%	$22,738,295	10.61%
Total portfolio	$22,226,216		$22,738,295

See Note 5, “Loans Held for Investment — Certain Collection Tools — Private Education Loans” in our 2025 Form 10-K for additional information.

4. Loans Held for Sale
We had $172 million and $933 million of loans held for sale as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, we reversed $2 million through the provisions for credit losses related to these loans, when the loans were transferred from held for investment to held for sale. On July 22, 2026, we sold approximately $175 million of our Private Education Loans, including $172 million of principal, $3 million in capitalized interest, and $0.2 million in accrued interest to the strategic partner. See Note 16, “Subsequent Events” in this Form 10-Q for additional information.

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
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,383,166
Transfer from allowance for unfunded loan commitments	28,209
Provisions:
Provision for current period	68,330
Loan sale reduction to provision	(10,826)
Loans transferred to held for sale	(2,311)
Total provisions(1)	55,193
Net charge-offs:
Charge-offs	(122,216)
Recoveries	9,662
Net charge-offs	(112,554)
Allowance for loan losses, ending balance	$1,354,014
Allowance for unfunded loan commitments, beginning balance(2)	23,754
Provision(1)(3)	70,470
Transfer to allowance for loan losses	(28,209)
Allowance for unfunded loan commitments, ending balance(2)	66,015
Total allowance for credit losses, ending balance	$1,420,029
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.95%
Allowance for loan losses coverage of net charge-offs (annualized)	3.01
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	5.89%
Ending total loans, gross	$20,791,497
Average loans in repayment(4)	$15,287,312
Ending loans in repayment(4)	$15,366,596
Unfunded loan commitments for loans held for investment(6)	$1,700,089
Total accrued interest receivable	$1,604,848
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $28 million of unfunded loan commitments associated with loans classified as held for sale at June 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended June 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,443,715
Transfer from allowance for unfunded loan commitments	27,878
Provisions:
Provision for current period	92,189
Total provisions(1)	92,189
Net charge-offs:
Charge-offs	(106,866)
Recoveries	12,593
Net charge-offs	(94,273)
Allowance for loan losses, ending balance	$1,469,509
Allowance for unfunded loan commitments, beginning balance(2)	23,890
Provision(1)(3)	56,529
Transfer to allowance for loan losses	(27,878)
Allowance for unfunded loan commitments, ending balance(2)	52,541
Total allowance for credit losses, ending balance	$1,522,050
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.36%
Allowance for loan losses coverage of net charge-offs (annualized)	3.90
Total Allowance Percentage of Private Education Loan Exposure(5)	5.95%
Ending total loans, gross	$22,525,817
Average loans in repayment(4)	$15,991,357
Ending loans in repayment(4)	$16,231,194
Unfunded loan commitments for loans held for investment	$1,358,163
Total accrued interest receivable	$1,701,944
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

l

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Six Months Ended June 30, 2026 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,430,318
Transfer from allowance for unfunded loan commitments	127,503
Provisions:
Provision for current period	141,526
Loan sale reduction to provision	(130,912)
Loans transferred to held for sale	(12,803)
Total provisions(1)	(2,189)
Net charge-offs:
Charge-offs	(225,049)
Recoveries	23,431
Net charge-offs	(201,618)
Allowance for loan losses, ending balance	$1,354,014
Allowance for unfunded loan commitments, beginning balance(2)	77,132
Provision(1)(3)	116,386
Transfer to allowance for loan losses	(127,503)
Allowance for unfunded loan commitments, ending balance(2)	66,015
Total allowance for credit losses, ending balance	$1,420,029
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.55%
Allowance for loan losses coverage of net charge-offs (annualized)	3.36
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	5.89%
Ending total loans, gross	$20,791,497
Average loans in repayment(4)	$15,786,152
Ending loans in repayment(4)	$15,366,596
Unfunded loan commitments for loans held for investment(6)	$1,700,089
Total accrued interest receivable	$1,604,848
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $28 million of unfunded loan commitments associated with loans classified as held for sale at June 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Six Months Ended June 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	133,012
Provisions:
Provision for current period	187,478
Loan sale reduction to provision	(116,459)
Total provisions(1)	71,019
Net charge-offs:
Charge-offs	(193,769)
Recoveries	23,327
Net charge-offs	(170,442)
Allowance for loan losses, ending balance	$1,469,509
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	100,985
Transfer to allowance for loan losses	(133,012)
Allowance for unfunded loan commitments, ending balance(2)	52,541
Total allowance for credit losses, ending balance	$1,522,050
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.11%
Allowance for loan losses coverage of net charge-offs (annualized)	4.31
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	5.95%
Ending total loans, gross	$22,525,817
Average loans in repayment(4)	$16,146,239
Ending loans in repayment(4)	$16,231,194
Unfunded loan commitments for loans held for investment	$1,358,163
Total accrued interest receivable	$1,701,944
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

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provisions for credit losses:
Provisions for loan losses	$55,193	$92,189	$(2,189)	$71,019
Provisions for unfunded loan commitments	70,470	56,529	116,386	100,985
Provisions for credit losses reported in consolidated statements of income	$125,663	$148,718	114,197	172,004

Provision for credit losses for the six months ended June 30, 2026 decreased by $58 million, compared with the year-ago period. During the six months ended June 30, 2026, the provision for credit losses was primarily affected by $131 million in negative provisions recorded as a result of the $3.75 billion in Private Education Loan sales during the first six months of 2026 and changes in economic outlook, offset by new loan commitments, net of expired commitments. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $116 million in negative provisions recorded as a result of the $2.00 billion Private Education Loan sale during the first six months of 2025.
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

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2026 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$8,532	0.04%	$190,630	0.85%
Total	$8,532	0.04%	$190,630	0.85%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended June 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$7,093	0.03%	$134,398	0.55%
Total	$7,093	0.03%	$134,398	0.55%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2026 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$16,248	0.07%	$371,829	1.65%
Total	$16,248	0.07%	$371,829	1.65%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Six Months Ended June 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$13,195	0.05%	$265,624	1.09%
Total	$13,195	0.05%	$265,624	1.09%

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended June 30,
2026		2025
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.42% to 4.25%	Added a weighted average 9.47 years to the life of loans Reduced average contractual rate from 11.85% to 2.94%	Reduced average contractual rate from 12.87% to 4.32%	Added a weighted average 9.32 years to the life of loans Reduced average contractual rate from 12.29% to 3.98%

Six Months Ended June 30,
2026		2025
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.54% to 4.40%	Added a weighted average 9.50 years to the life of loans Reduced average contractual rate from 11.92% to 2.94%	Reduced average contractual rate from 12.98% to 4.35%	Added a weighted average 9.35 years to the life of loans Reduced average contractual rate from 12.23% to 3.99%

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

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, our definition of payment default is two missed consecutive post-modification payment obligations. As such, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Loans that were modified during the twelve months ended June 30, 2026 and subsequently charged-off during the three and six months ended June 30, 2026 are not included in the period-end amortized cost basis and had an amortized cost basis of $16.0 million and $28.2 million at the time of charge-off, respectively.

	Three Months Ended June 30,
	2026		2025
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$2,697	$2,385	$2,503	$2,222
Combination - Interest Rate Reduction and Term Extension	38,048	33,356	50,033	45,210
Total	$40,745	$35,741	$52,536	$47,432

	Six Months Ended June 30,
	2026		2025
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$3,825	$2,973	$3,887	$3,196
Combination - Interest Rate Reduction and Term Extension	57,977	47,211	79,426	66,964
Total	$61,802	$50,184	$83,313	$70,160

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified within the six months prior to June 30, 2026, the 12 months prior to June 30, 2026, and the 12 months prior to December 31, 2025, respectively.

	Six Months Ended June 30, 2026		Twelve Months Ended June 30, 2026		Twelve Months Ended December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis at June 30, 2026)(1):
Loan modifications in deferment(2)	$5,245		$15,081		$14,680
Loan modifications in repayment:
Loans current(3)(4)	270,708	71%	479,762	76%	358,054	70%
Loans delinquent 30-59 days(3)(4)	46,125	12%	63,325	10%	68,823	13%
Loans delinquent 60-89 days(3)(4)	28,841	7%	39,100	6%	41,592	8%
Loans 90 days or greater past due(3)(4)	37,158	10%	48,165	8%	46,485	9%
Total loan modifications in repayment	382,832	100%	630,352	100%	514,954	100%
Total Private Education Loan modifications	$388,077		$645,433		$529,634
(1) Loans that were modified during the twelve months ended June 30, 2026 and subsequently charged-off during the six months ended June 30, 2026 are excluded from the table and had an amortized cost basis of $28.2 million. Loans that were both modified and subsequently charged-off during the twelve months ended June 30, 2026 are excluded from the table and had an amortized cost basis of $42.1 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2025 are excluded from the table and had an amortized cost basis of $39.1 million.
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

As of June 30, 2026 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2026(1)	2025(1)	2024(1)	2023(1)	2022(1)	2021 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$991,815	$4,964,770	$3,514,495	$1,914,043	$1,737,913	$5,342,004	$18,465,040	89%
Without cosigner	139,919	383,182	366,416	309,050	296,202	831,688	2,326,457	11
Total	$1,131,734	$5,347,952	$3,880,911	$2,223,093	$2,034,115	$6,173,692	$20,791,497	100%

FICO at Origination Approval(2):
Less than 670	$80,803	$341,876	$232,357	$182,582	$180,764	$535,805	$1,554,187	7%
670-699	144,145	636,273	468,996	325,694	294,838	1,002,040	2,871,986	14
700-749	333,733	1,523,655	1,175,230	690,110	637,923	2,063,592	6,424,243	31
Greater than or equal to 750	573,053	2,846,148	2,004,328	1,024,707	920,590	2,572,255	9,941,081	48
Total	$1,131,734	$5,347,952	$3,880,911	$2,223,093	$2,034,115	$6,173,692	$20,791,497	100%

FICO Refreshed(2)(3):
Less than 670	$110,992	$539,681	$468,192	$401,074	$382,117	$1,143,614	$3,045,670	15%
670-699	146,910	643,119	456,775	276,655	240,804	673,845	2,438,108	12
700-749	325,063	1,429,228	1,047,784	565,306	508,485	1,545,467	5,421,333	26
Greater than or equal to 750	548,769	2,735,924	1,908,160	980,058	902,709	2,810,766	9,886,386	47
Total	$1,131,734	$5,347,952	$3,880,911	$2,223,093	$2,034,115	$6,173,692	$20,791,497	100%

Seasoning(4):
1-12 payments	$625,892	$2,793,675	$487,828	$347,650	$267,914	$394,887	$4,917,846	23%
13-24 payments	—	532,772	1,968,361	205,184	175,357	343,448	3,225,122	16
25-36 payments	—	—	228,789	983,927	173,699	416,229	1,802,644	9
37-48 payments	—	—	—	190,864	945,077	477,390	1,613,331	8
More than 48 payments	—	—	—	—	140,105	3,996,149	4,136,254	20
Not yet in repayment	505,842	2,021,505	1,195,933	495,468	331,963	545,589	5,096,300	24
Total	$1,131,734	$5,347,952	$3,880,911	$2,223,093	$2,034,115	$6,173,692	$20,791,497	100%

2026 Current period(5) gross charge-offs	$(100)	$(7,253)	$(29,820)	$(40,405)	$(37,018)	$(110,453)	$(225,049)
2026 Current period(5) recoveries	57	540	1,504	3,407	3,125	14,798	23,431
2026 Current period(5) net charge-offs	$(43)	$(6,713)	$(28,316)	$(36,998)	$(33,893)	$(95,655)	$(201,618)

Total accrued interest by origination approval vintage	$31,416	$339,081	$434,905	$269,488	$208,205	$321,753	$1,604,848

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the second quarter 2026.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2026 through June 30, 2026.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of June 30, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Total

Loans in-school/grace/deferment(1)	$505,842	$2,021,505	$1,195,933	$495,468	$331,963	$545,589	$5,096,300
Loans in forbearance(2)	2,295	37,612	82,539	51,364	44,464	110,327	328,601
Loans in repayment:
Loans current	620,435	3,261,987	2,542,458	1,604,502	1,579,515	5,185,377	14,794,274
Loans delinquent 30-59 days(3)	2,267	16,491	30,351	35,301	36,292	169,062	289,764
Loans delinquent 60-89 days(3)	524	6,396	15,295	19,132	21,480	83,297	146,124
Loans 90 days or greater past due(3)	371	3,961	14,335	17,326	20,401	80,040	136,434
Total Private Education Loans in repayment	623,597	3,288,835	2,602,439	1,676,261	1,657,688	5,517,776	15,366,596
Total Private Education Loans, gross	1,131,734	5,347,952	3,880,911	2,223,093	2,034,115	6,173,692	20,791,497
Private Education Loans deferred origination costs and unamortized premium/(discount)	14,208	30,074	21,206	10,434	6,104	11,984	94,010
Total Private Education Loans	1,145,942	5,378,026	3,902,117	2,233,527	2,040,219	6,185,676	20,885,507
Private Education Loans allowance for losses	(57,118)	(282,369)	(241,613)	(176,768)	(162,087)	(434,059)	(1,354,014)
Private Education Loans, net	$1,088,824	$5,095,657	$3,660,504	$2,056,759	$1,878,132	$5,751,617	$19,531,493

Percentage of Private Education Loans in repayment	55.1%	61.5%	67.1%	75.4%	81.5%	89.4%	73.9%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.5%	0.8%	2.3%	4.3%	4.7%	6.0%	3.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.4%	1.1%	3.1%	3.0%	2.6%	2.0%	2.1%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

June 30, 2026	$1,604,848	$5,417	$9,770
December 31, 2025	$1,570,069	$6,548	$14,511
(1)At June 30, 2026 and December 31, 2025, $154 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.5 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

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
At June 30, 2026, we had $1.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $28 million of contractual loan commitments associated with loans classified as held for sale. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2026		2025
Three Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$23,754	$587,882	$23,890	$584,140
Provision/New commitments - net(1)	70,470	1,848,800	56,529	1,459,626
Transfer - funded loans(2)	(28,209)	(673,590)	(27,878)	(685,603)
Unfunded loan commitments sold	—	(34,614)	—	—
Ending Balance(3)	$66,015	$1,728,478	$52,541	$1,358,163

	2026		2025
Six Months Ended June 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$77,132	$2,437,035	$84,568	$2,311,660
Provision/New commitments - net(1)	116,386	2,945,185	100,985	2,503,584
Transfer - funded loans(2)	(127,503)	(3,095,958)	(133,012)	(3,457,081)
Unfunded loan commitments sold	—	(557,784)	—	—
Ending Balance(3)	$66,015	$1,728,478	$52,541	$1,358,163
(1)     Net of expirations of commitments unused. Also includes incremental provision for new commitments and changes to provision for existing commitments.
(2)     When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.
(3)     The ending balance of unfunded loan commitments includes $28 million of unfunded loan commitments associated with the loans classified as held for sale at June 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

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

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both June 30, 2026 and December 31, 2025, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2025 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade names and trademarks, customer relationships, and developed technologies. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		June 30, 2026			December 31, 2025
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade names and trademarks	4.0	$6,040	$(4,404)	$1,636	$6,040	$(3,649)	$2,391
Customer relationships	4.6	8,920	(8,560)	360	8,920	(8,073)	847
Developed technologies	3.5	2,590	(2,230)	360	2,590	(2,064)	526
Sallie.com domain	4.0	150	(63)	87	150	(43)	107
Total acquired intangible assets		$17,700	$(15,257)	$2,443	$17,700	$(13,829)	$3,871
(1) The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million in both the three and six months ended June 30, 2026 and approximately $1 million and $2 million in the three and six months ended June 30, 2025, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $3 million, $1 million, and less than $1 million in 2026, 2027, and 2028, respectively.

7. Deposits
The following table summarizes total deposits at June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$19,894,290	$21,059,967
Deposits - non-interest-bearing	211	184
Total deposits	$19,894,501	$21,060,151
Our total deposits of $19.9 billion were comprised of $8.2 billion in brokered deposits and $11.6 billion in retail and other deposits at June 30, 2026, compared to total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of June 30, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of June 30, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended June 30, 2026 and 2025, and placement fee expense of $4 million in both the six months ended June 30, 2026 and 2025. There were no fees paid to third-party brokers related to brokered CDs for the three months ended June 30, 2026 and $5 million in fees paid to third-party brokers related to brokered CDs for the six months ended June 30, 2026. There were no fees paid to third-party brokers related to brokered CDs for either the three or six months ended June 30, 2025.
Interest bearing deposits at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,105,154	3.78%	$10,004,845	3.83%
Savings	1,526,406	3.60	1,177,177	3.83
Certificates of deposit	9,262,730	3.84	9,877,945	3.87
Deposits - interest bearing	$19,894,290		$21,059,967
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

7.	Deposits (Continued)
Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
One year or less	$4,645,153	$5,709,977
After one to two years	1,466,945	1,841,311
After two to three years	783,521	710,978
After three to four years	711,411	723,186
After four to five years	1,540,936	892,492
After five years	114,764	1
Total	$9,262,730	$9,877,945

As of June 30, 2026 and December 31, 2025, certificates of deposits included $1.3 billion and $1.2 billion, respectively, of those in denominations that met or exceeded FDIC insurance limits. Accrued interest on deposits was $70 million and $71 million at June 30, 2026 and December 31, 2025, respectively.

8. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program and our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”). For additional information regarding our borrowings, see Note 11, “Borrowings” in our 2025 Form 10-K. The following table summarizes our borrowings at June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,122	$988,122	$498,415	$493,415	$991,830
Total unsecured borrowings	—	988,122	988,122	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,204,866	4,204,866	—	4,174,513	4,174,513
Variable-rate	—	651,128	651,128	—	694,566	694,566
Total Private Education Loan term securitizations	—	4,855,994	4,855,994	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,855,994	4,855,994	—	4,869,079	4,869,079
Total	$—	$5,844,116	$5,844,116	$498,415	$5,362,494	$5,860,909

Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030 (the “2030 Senior Notes”), at a price of 99.78 percent. At June 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.

8.	Borrowings (Continued)
On May 15, 2026, we issued $500 million of 6.495 percent unsecured Senior Notes due May 15, 2032 (the “2032 Senior Notes”), at a price of 100 percent. At June 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
Tender Offer
On May 12, 2026, we completed a cash tender offer for any and all of the $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026 (the “2026 Senior Notes”), which was made concurrently with the offerings of the 2032 Senior Notes (the “Tender Offer”). We paid an aggregate consideration of $447 million in the Tender Offer to repurchase $448 million principal amount of the 2026 Senior Notes at a repurchase price equal to 99.58 percent of the principal amount plus accrued and unpaid interest. The repurchase of the 2026 Senior Notes accepted for purchase in the Tender Offer was accounted as a debt extinguishment.
Satisfaction and Discharge of 2026 Senior Notes
On May 15, 2026, we irrevocably deposited funds with the 2026 Senior Notes’ trustee that were used to purchase a sufficient amount of U.S. government obligations to satisfy and discharge the indenture governing the 2026 Senior Notes, fund the payment of accrued and unpaid interest on the remaining $52 million principal amount of the 2026 Senior Notes as it becomes due, and fund the principal amount of those 2026 Senior Notes on their November 2, 2026 maturity date. The U.S. government obligations were purchased using a portion of the net proceeds from the offering of the 2032 Senior Notes. After the deposit of such funds with the trustee, our obligations under the 2026 Senior Notes indenture were satisfied and discharged and the transaction was accounted for as a debt extinguishment.
As a result of the debt extinguishment of the 2026 Senior Notes, we recognized a gain of less than $1 million on the transactions described above.
Secured Borrowings Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2025 and in the six months ended June 30, 2026, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2025-A ABS Transaction	May 7, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at June 30, 2026, related to 2025 term ABS:		$513,140

2026-A ABS Transaction	March 11, 2026	$649,813	$618,000	$617,781	SOFR plus 1.15%	5.64
Total 2026		$649,813	$618,000	$617,781

Loans encumbered at June 30, 2026, related to 2026 term ABS:		$632,214

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for variable and fixed-rate bonds, excluding issuance costs.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period until June 12, 2026, and a subsequent amendment on June 12, 2026 further extended the revolving period to July 27, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or

8.	Borrowings (Continued)
earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.

Consolidated Funding Vehicles
We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of June 30, 2026 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,855,994	$4,855,994	$6,220,983	$174,852	$401,067	$6,796,902
Secured Borrowing Facility	—	—	—	—	—	—	—
Total	$—	$4,855,994	$4,855,994	$6,220,983	$174,852	$401,067	$6,796,902

As of December 31, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$377,673	$6,803,997
Secured Borrowing Facility	—	—	—	—	—	1,324	1,324
Total	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$378,997	$6,805,321

(1) Other assets, net primarily represents accrued interest receivable and payable.

8.	Borrowings (Continued)
Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. The following summarizes our Private Education Loan ABS transactions closed in the six months ended June 30, 2026 where the respective VIEs were not consolidated.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust by Third-Party Seller	Date Third-Party Seller Previously Purchased Loans from the Bank	Additional Loans the Bank Transferred to the Trust(1)	Gain on Sale for Additional Loans Transferred by Bank
(Dollars in thousands)
2026-B ABS transaction(2)	April 2, 2026	$1,364,421	February 6, 2025	$72,413	$6,031
2026-C ABS transaction(2)	April 15, 2026	2,037,435	March 25, 2026	108,313	5,227
(1)The transfer of such additional loans qualified for sale treatment and removed these loans from our balance sheet on the settlement date of the transaction.
(2)Sallie Mae Bank sponsored the transaction and is the servicer and administrator.

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$750,395	$55,938	$806,333	$622,184	$49,250	$671,434

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $2.2 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2026, nor in the year ended December 31, 2025.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2026, $10 million notional of our derivative contracts were cleared on the CME and $2 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.2 percent and 20.8 percent, respectively, of our total notional derivative contracts of $12 million at June 30, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $0.1 million, respectively.

9.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2026 and December 31, 2025, and their impact on earnings and other comprehensive income for the six months ended June 30, 2026 and June 30, 2025. Please refer to Note 12, “Derivative Financial Instruments” in our 2025 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)		2026	2025	2026	2025	2026	2025
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$1	$—	$—	$—	$1	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(4)	(3)	(4)	(3)	(8)
Total net derivatives		$1	$(4)	$(3)	$(4)	$(2)	$(8)

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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2026	2025	2026	2025
Gross position(1)	$1	$—	$(3)	$(8)
Impact of master netting agreement	(1)	—	1	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	—	(2)	(8)
Cash collateral pledged(2)	77	121	—	—
Net position	$77	$121	$(2)	$(8)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Interest rate swaps	$5,924	$566,592	$6,520	$6,520	$12,444	$573,112
Net total notional	$5,924	$566,592	$6,520	$6,520	$12,444	$573,112

9.	Derivative Financial Instruments (Continued)
As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025

Deposits	$(6,202)	$(6,255)	$126	$73

Impact of Derivatives on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(14)	$(189)	$(31)	$(1,600)
Hedged items recorded in interest expense	24	(52)	52	(1,313)
Derivatives recorded in interest expense	(25)	54	(54)	1,327
Total	$(15)	$(187)	$(33)	$(1,586)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$30	$5,843	$745	$11,762
Total	$30	$5,843	$745	$11,762
Total	$15	$5,656	$712	$10,176

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025

Amount of gain (loss) recognized in other comprehensive income (loss)	$6	$891	$32	$1,009
Less: amount of gain (loss) reclassified in interest expense	30	5,843	745	11,762
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(24)	$(4,952)	$(713)	$(10,753)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate $0.1 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of June 30, 2026, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at June 30, 2026 and December 31, 2025, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $0.1 million at both June 30, 2026 and December 31, 2025. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2026	2025	2026	2025
Common stock repurchased under repurchase programs(1)(2)	880,970	2,366,356	12,911,950	3,403,747
Average purchase price per share(3)	$28.02	$29.46	$21.95	$29.52
Shares repurchased related to employee stock-based compensation plans(4)	6,094	19,870	840,939	850,738
Average purchase price per share	$21.68	$29.42	$21.71	$31.21
Common shares issued(5)	251,232	128,761	2,431,529	2,353,571

(1) Common shares purchased under our share repurchase programs. There was $242 million of capacity remaining under the 2026 Share Repurchase Program at June 30, 2026.
(2) For the three months ended June 30, 2026, the amount is related to the final settlement of the ASR, defined below. For the six months ended June 30, 2026, the amount includes 9.3 million shares related to the ASR, defined below.
(3) Average purchase price per share includes purchase commission costs and excise taxes. The average purchase price of the 9.3 million shares repurchased under the ASR, defined below, was $21.59 per share, excluding excise taxes.
(4) Comprised of shares withheld from stock option exercises and the vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(5)  Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2026 was $25.94.

Common Stock Dividend
In both June 2026 and June 2025, we paid a common stock dividend of $0.13 per common share.

Share Repurchases
In January 2024, we announced a share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”), which expired on February 6, 2026. Under the 2024 Share Repurchase Program, we repurchased 1.0 million shares of common stock for $33 million during the three months ended March 31, 2026, prior to the February 6, 2026 expiration. Under the 2024 Share Repurchase Program, we repurchased 2.4 million shares of common stock for $70 million during the three months ended June 30, 2025, and 3.4 million shares of common stock for $100 million during the six months ended June 30, 2025.
On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and will expire, if not earlier exhausted, on February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $500 million. Under the 2026 Share Repurchase Program, we repurchased 0.9 million shares of common stock for $25 million in the three months ended June 30, 2026, and 11.7 million shares of common stock for $251 million in the six months ended June 30, 2026. We had $242 million of capacity remaining under the 2026 Share Repurchase Program at June 30, 2026.
On March 9, 2026, we entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution under which we purchased $200 million of our outstanding common stock. On March 11, 2026, the third-party financial institution initially delivered to us approximately 8.4 million shares. The final total actual number of shares of common stock delivered to us was based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of our common stock traded during the regular trading sessions on the NASDAQ Global Select Market during the term of the ASR. The transactions were accounted for as equity transactions and were included in treasury stock, at which time there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On June 30, 2026, we completed the ASR and upon final settlement on July 1, 2026, we received an additional 0.9 million shares of common stock. In total, we repurchased 9.3 million shares of common stock under the ASR at an average price of $21.59 per share.

10.	Stockholders’ Equity (Continued)
Under the 2026 Share Repurchase Program, repurchases may continue to occur from time to time and through a variety of methods, including open market repurchases, repurchases effected through Rule 10b5-1 trading plans, negotiated or block purchases, accelerated share repurchase programs, tender offers, or other similar transactions. The timing and volume of any repurchases are subject to market conditions, and there can be no guarantee that the Company will repurchase up to the limit of the 2026 Share Repurchase Program.
Share Repurchases under Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026 we did not repurchase shares of our common stock under Rule 10b5-1 trading plans as all repurchases occurred under the ASR. During the three months ended June 30, 2025, we repurchased 2.4 million shares of our common stock at a total cost of $70 million, and during the six months ended June 30, 2026 and 2025, we repurchased 3.6 million and 3.4 million shares, respectively, of our common stock at a total cost of $91 million and $100 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
11. Earnings per Common Share
Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$58,525	$71,272	$366,479	$375,812
Preferred stock dividends	3,581	3,972	7,136	7,928
Net income attributable to SLM Corporation common stock	$54,944	$67,300	$359,343	$367,884
Denominator:
Weighted average shares used to compute basic EPS	188,576	209,282	191,999	209,978
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	1,808	3,938	2,110	4,120
Weighted average shares used to compute diluted EPS	190,384	213,220	194,109	214,098

Basic earnings per common share	$0.29	$0.32	$1.87	$1.75

Diluted earnings per common share	$0.29	$0.32	$1.85	$1.72

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2) For both the three months ended June 30, 2026 and 2025, securities covering less than 1 million shares, and for both the six months ended June 30, 2026 and 2025, securities covering less than 1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2026, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2026				December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$55,938	$55,938	$—	$—	$49,250	$49,250
Available-for-sale investments	—	1,715,212	1,500	1,716,712	—	1,756,178	1,892	1,758,070
Derivative instruments	—	1	—	1	—	—	—	—
Total	$—	$1,715,213	$57,438	$1,772,651	$—	$1,756,178	$51,142	$1,807,320

Liabilities:
Derivative instruments	$—	$(3)	$—	$(3)	$—	$(8)	$—	$(8)
Total	$—	$(3)	$—	$(3)	$—	$(8)	$—	$(8)

12.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Six Months Ended June 30,
	2026			2025
	Investments			Investments
(Dollars in thousands)	Available For Sale - Debt Securities	Trading - Residual Interests	Total	Available For Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$1,892	$49,250	$51,142	$2,689	$53,262	$55,951
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	9	6,308	6,317	11	(3,134)	(3,123)
Included in other comprehensive income	(21)	—	(21)	(14)	—	(14)
Settlements	(380)	380	—	(439)	(2,974)	(3,413)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$1,500	$55,938	$57,438	$2,247	$47,154	$49,401

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$(21)	$—	$(21)	$(14)	$—	$(14)
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$6,308	$6,308	$—	$(3,134)	$(3,134)

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of income:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Interest Income - Investments	$9	$11
Losses on securities, net	6,308	(3,134)
Total	$6,317	$(3,123)

(2) Recorded in "losses on securities, net" in the consolidated statements of income.

The following table presents the significant unobservable inputs used in the recurring valuations of the level 3 financial instruments detailed above.

As of June 30, 2026 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$1,500	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	2.9%-17.9% (10.3%)
Residual Interests	55,938	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	2.9%-17.9% (10.3%)
Total	$57,438

12.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,212,200	$19,531,493	$2,680,707	$23,198,134	$20,332,124	$2,866,010
Loans held for sale	174,632	172,466	2,166	947,078	933,256	13,822
Cash and cash equivalents	4,588,129	4,588,129	—	4,241,265	4,241,265	—
Trading investments	55,938	55,938	—	49,250	49,250	—
Available-for-sale investments	1,716,712	1,716,712	—	1,758,070	1,758,070	—
Accrued interest receivable	1,701,466	1,602,311	99,155	1,662,640	1,562,811	99,829
Derivative instruments	1	1	—	—	—	—
Total earning assets	$30,449,078	$27,667,050	$2,782,028	$31,856,437	$28,876,776	$2,979,661
Interest-bearing liabilities:
Money-market and savings accounts	$10,609,001	$10,631,560	$22,559	$11,187,471	$11,182,022	$(5,449)
Certificates of deposit	9,224,854	9,262,730	37,876	9,830,811	9,877,945	47,134
Short-term borrowings	—	—	—	489,802	498,415	8,613
Long-term borrowings	5,785,595	5,844,116	58,521	5,376,909	5,362,494	(14,415)
Accrued interest payable	97,204	97,204	—	97,524	97,524	—
Derivative instruments	3	3	—	8	8	—
Total interest-bearing liabilities	$25,716,657	$25,835,613	$118,956	$26,982,525	$27,018,408	$35,883

Excess of net asset fair value over carrying value			$2,900,984			$3,015,544
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

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of June 30, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,951,103	11.8%	$1,752,917	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,951,103	11.8%	$2,128,543	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,277,882	13.1%	$2,629,376	>	10.5%
Tier 1 Capital (to Average Assets)	$2,951,103	10.2%	$1,161,093	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

13.	Regulatory Capital (Continued)
Bank Dividends

The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $200 million and $400 million in dividends to the Company for the three and six months ended June 30, 2026, respectively, and $94 million and $194 million in dividends to the Company for the three and six months ended June 30, 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2026, we had $1.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $28 million of contractual loan commitments associated with loans classified as held for sale. At June 30, 2026, we had a $66 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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
Securities Class Action Litigation
On December 19, 2025, a putative securities class action lawsuit was filed against SLM Corporation and certain of its officers in the United States District Court for the District of New Jersey, captioned Zappia v. SLM Corporation, et al. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities and Exchange Act of 1934, on behalf of a putative class of persons and entities who purchased (or otherwise acquired) the Company’s securities. The complaint contends that certain statements made by the Company and certain of its officers were allegedly false or misleading, and seeks unspecified damages on behalf of the putative class. The Company intends to defend itself vigorously. Plaintiff filed a Motion to Appoint Lead Plaintiff on February 17, 2026; the Court granted that motion on April 1, 2026. On June 8, 2026, Plaintiff filed his First Amended Class Action Complaint. At this time, the Company is unable to predict the outcome of this matter or estimate the possible loss or range of loss, if any, that may result from this action.

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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Non-interest expenses:
Compensation and benefits	$100,253	$84,900	$203,699	$175,730
Professional fees	56,443	41,814	85,212	62,128
Technology expenses	20,613	18,687	41,839	37,028
FDIC assessment fees	5,143	9,782	9,584	22,185
Other operating expenses	11,844	11,163	24,323	22,863
Total operating expenses	194,296	166,346	364,657	319,934
Acquired intangible assets impairment and amortization expense	687	898	1,427	1,919
Total non-interest expenses	$194,983	$167,244	$366,084	$321,853

16. Subsequent Event
2026 Loan Sales
On July 22, 2026, we sold approximately $175 million of our Private Education Loans to our strategic partner, including $172 million in principal, $3 million in capitalized interest and $0.2 million in accrued interest. The loan sale included the amounts that were classified as held for sale as of June 30, 2026, which consisted of newly originated loans, some of which were not fully-disbursed. Some of these loans had disbursements between June 30, 2026 and the date of the loan sale, resulting in the amount sold being larger than the $172 million of loans held for sale in the consolidated balance sheets.
As the loan sale included newly originated loans that were not fully-disbursed, the resulting gain on sale expressed as a percentage was in the low single-digits. The gain will be recognized in the third quarter 2026 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans and provide loan program management pursuant to the terms of the applicable transaction documents.

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
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to SLM Corporation common stock	$54,944	$67,300	$359,343	$367,884
Diluted earnings per common share	$0.29	$0.32	$1.85	$1.72
Weighted average shares used to compute diluted earnings per common share	190,384	213,220	194,109	214,098
Return on Assets(1)	0.8%	1.0%	2.5%	2.6%
Efficiency ratio(2)	48.6%	41.4%	38.1%	32.7%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$19,531,493	$21,160,332	$19,531,493	$21,160,332
Average education loans	$21,119,086	$22,561,636	$22,226,216	$22,738,295

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income numerator (annualized) to (b) the GAAP total average assets denominator.
(2) We calculate and report on our Efficiency ratio as the ratio of (a) GAAP total non-interest expenses to (b) the sum of GAAP net interest income plus GAAP total non-interest income.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2026.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Income (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Interest income:
Loans	$540	$598	$(58)	(10)%	$1,142	$1,196	$(54)	(5)%
Investments	17	14	3	21	32	28	4	14
Cash and cash equivalents	45	45	—	—	77	88	(11)	(13)
Total interest income	602	657	(55)	(8)	1,251	1,313	(61)	(5)
Total interest expense	269	280	(11)	(4)	543	561	(18)	(3)
Net interest income	333	377	(44)	(12)	708	752	(44)	(6)
Less: provisions for credit losses	126	149	(23)	(15)	114	172	(58)	(34)
Net interest income after provisions for credit losses	207	228	(21)	(9)	594	580	14	2
Non-interest income:
Gains on sales of loans, net	15	—	15	100	161	188	(27)	(14)
Gains (losses) on securities, net	8	(3)	11	367	6	(13)	19	146
Other income	45	29	16	55	86	58	28	48
Total non-interest income	68	27	42	156	253	233	20	9
Non-interest expenses:
Total operating expenses	194	166	28	17	365	320	45	14
Acquired intangible assets amortization expense	1	1	—	—	1	2	(1)	(50)
Total non-interest expenses	195	167	28	17	366	322	44	14
Income before income tax expense	80	88	(8)	(9)	481	491	(10)	(2)
Income tax expense	22	16	6	38	114	115	(1)	(1)
Net income	59	71	(12)	(17)	366	376	(9)	(2)
Preferred stock dividends	4	4	—	—	7	8	(1)	(13)
Net income attributable to SLM Corporation common stock	$55	$67	$(12)	(18)%	$359	$368	$(8)	(2)%
Basic earnings per common share	$0.29	$0.32	$(0.03)	(9)%	$1.87	$1.75	$0.12	7%
Diluted earnings per common share	$0.29	$0.32	$(0.03)	(9)%	$1.85	$1.72	$0.13	8%
Declared dividends per common share	$0.13	$0.13	$—	—%	$0.26	$0.26	$—	—%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
For the three months ended June 30, 2026, net income attributable to common stock was $55 million, or $0.29 diluted earnings per common share, compared with net income attributable to common stock of $67 million, or $0.32 diluted earnings per common share, for the three months ended June 30, 2025.
The primary drivers of changes in net income for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income decreased by $44 million in the current quarter compared with the year-ago quarter primarily due to a $1.4 billion decrease in our average Private Education Loans outstanding and an $866 million increase in the average balance of lower yielding cash and short-term investments compared to the year-ago period. The decline in average loans outstanding was due to the $2.04 billion seasoned loan sale in March 2026. Our net interest margin decreased 56-basis points in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets decreased more than our cost of funds decreased. The yields on our interest-earning assets primarily decreased because the proportion of total interest-earning assets that were Private Education Loans was lower in the current quarter than the year-ago quarter due to the seasoned loan sale in March 2026. Our cost of funds decreased primarily due to the decline in the 30-day average SOFR rate compared to the year-ago quarter.
•Provision for credit losses in the current quarter was $126 million, compared with $149 million of provisions in the year-ago quarter. The year-over-year decrease was primarily due to $11 million in negative provisions recorded in the current quarter, resulting from the $420 million Private Education Loan sale to the strategic partner during the second quarter of 2026 and changes in economic outlook. These drivers were offset by new loan commitments, net of expired commitments. In the year-ago quarter, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in the economic outlook.
•Gains on sales of loans, net, were $15 million in the second quarter of 2026, as a result of the $420 million Private Education Loan sale to the strategic partner that occurred in the quarter. There were no gains on sales of loans, net, in the year-ago quarter, as no loans were sold in the second quarter of 2025.
•Gains (losses) on securities, net, were $8 million in gains in the current quarter compared with $3 million of losses in the year-ago quarter. The change year-over-year was primarily due to changes in mark-to-fair value of our trading investments.
•Other income was $45 million in the second quarter of 2026, compared with $29 million in the year-ago quarter. Third-party servicing fees in the second quarter of 2026 increased $9 million compared to the year-ago quarter due to an additional $6.22 billion of loan principal balance sold during the past year that we continue to service on behalf of the owners of the loans. Other income also increased due to the program management fees from the strategic partnership we entered into during the fourth quarter of 2025.
•Second quarter 2026 total operating expenses were $194 million, up from $166 million in the year-ago quarter. The increase in total operating expenses was primarily due to increased personnel costs, additional marketing spend, and higher spending on information technology initiatives, offset by lower FDIC fees.
•During the second quarter of 2026, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•Second quarter 2026 income tax expense was $22 million, compared with $16 million income tax expense in the year-ago quarter. Our effective income tax rate increased to 27.3 percent in the second quarter of 2026 from 18.7 percent in the year-ago quarter. The increase in the effective rate for the second quarter of 2026 was primarily due to a non-recurring deferred tax revaluation benefit recognized in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
For the six months ended June 30, 2026, net income attributable to common stock was $359 million, or $1.85 diluted earnings per common share, compared with net income attributable to common stock of $368 million, or $1.72 diluted earnings per common share, for the six months ended June 30, 2025.
The primary drivers of changes in net income for the first six months of 2026 compared with the first six months of 2025 are as follows:
•Net interest income decreased by $44 million in the first six months of 2026 compared with the year-ago period primarily due to a 27-basis point decrease in our net interest margin and a $0.5 billion decrease in our average Private Education Loans compared to the year-ago period. Our net interest margin decreased in the current period from the year-ago period primarily because the yields on our interest-earning assets decreased more than our cost of funds decreased. The yields on both our interest-earning assets and our cost of funds decreased primarily due to the decline in the 30-day average SOFR rate compared to the year-ago period. Historically, the yields on our interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in the yields on our interest-earning assets decreasing more than the yields on our interest-bearing liabilities.
•Provision for credit losses in the six months ended June 30, 2026 was $114 million compared with $172 million of provisions in the year-ago period. The year-over-year decrease was primarily due to $131 million in negative provisions recorded in the first six months of 2026, resulting from the $3.75 billion in Private Education Loan sales during the first six months of 2026 and changes in economic outlook. These drivers were offset by new loan commitments, net of expired commitments. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $116 million in negative provisions resulting from the $2.00 billion Private Education Loan sales during the first six months of 2025.
•Gains on sales of loans, net, were $161 million in the six months ended June 30, 2026, as a result of the $3.75 billion Private Education Loan sales that occurred in the period. There were $188 million gains on sales of loans, net, in the year-ago period, as a result of the $2.00 billion in Private Education Loan sales that occurred in the first six months of 2025. Gains on sales of loans, net, in the first six months of 2026 was less than the year-ago period primarily due to the January 2026 and April 2026 loan sales, which included newly originated loans for the strategic partner that were not fully-disbursed, and causing the resulting gain on sale expressed as a percentage to be in the low single-digits. Due to market driven dynamics, pricing in the first quarter 2026 seasoned loan sale was also lower compared to the loan sales in the year-ago period.
•Gains (losses) on securities, net, were $6 million in gains in the first six months of 2026 compared with $13 million of losses in the year-ago period. The change compared to the year-ago period was primarily due to an impairment recorded in the first quarter of 2025 on certain of our non-marketable equity securities, and the changes in mark-to-fair value of our trading investments.
•Other income was $86 million in the first six months of 2026, compared with $58 million in the year-ago period. Third-party servicing fees in the first six months of 2026 increased $15 million compared to the year-ago period due to an additional $6.22 billion of loan principal balance sold during the past year that we continue to service on behalf of the owners of the loans. Other income also increased due to the program management fees from the strategic partnership we entered into during the fourth quarter of 2025.
•First-half 2026 total operating expenses were $365 million, up from $320 million in the year-ago period. The increase in total operating expenses was primarily due to increased personnel costs, additional marketing spend, and higher spending on information technology initiatives, offset by lower FDIC fees.
•During the first six months of 2026, we recorded $1 million in amortization of acquired intangible assets, compared with $2 million in the year-ago period.
•Income tax expense for the six months ended June 30, 2026 was $114 million, compared with $115 million income tax expense in the year-ago period. Our effective income tax rate increased slightly to 23.8 percent in the first six months of 2026 from 23.4 percent in the year-ago period. The increase in the effective rate for the first six months of 2026 was primarily due to less benefit from stock compensation windfalls.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,119,086	10.25%	$22,561,636	10.62%	$22,226,216	10.36%	$22,738,295	10.61%
Taxable securities	1,953,406	3.52	1,748,532	3.14	1,880,550	3.44	1,857,530	3.09
Cash and other short-term investments	5,045,304	3.60	4,179,153	4.38	4,353,471	3.59	4,073,333	4.38
Total interest-earning assets	28,117,796	8.59%	28,489,321	9.25%	28,460,237	8.87%	28,669,158	9.23%

Non-interest-earning assets	744,969		581,113		765,727		522,755

Total assets	$28,862,765		$29,070,434		$29,225,964		$29,191,913

Average Liabilities and Equity
Brokered deposits	$8,457,952	3.76%	$8,705,875	4.01%	$8,654,643	3.77%	$8,938,906	4.01%
Retail and other deposits	11,725,672	3.83	11,575,556	4.16	11,951,713	3.89	11,478,380	4.19
Other interest-bearing liabilities(1)	5,991,551	5.23	6,337,640	4.62	5,917,006	5.14	6,371,568	4.57
Total interest-bearing liabilities	26,175,175	4.13%	26,619,071	4.22%	26,523,362	4.13%	26,788,854	4.22%

Non-interest-bearing liabilities	216,855		62,740		246,456		69,262
Equity	2,470,735		2,388,623		2,456,146		2,333,797
Total liabilities and equity	$28,862,765		$29,070,434		$29,225,964		$29,191,913

Net interest margin		4.75%		5.31%		5.02%		5.29%

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

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2026 vs. 2025
Interest income	$(54,704)	$(46,234)	$(8,470)
Interest expense	(10,705)	(6,082)	(4,623)
Net interest income	$(43,999)	$(39,141)	$(4,858)

Six Months Ended June 30, 2026 vs. 2025
Interest income	$(61,485)	$(51,977)	$(9,508)
Interest expense	(17,927)	(12,405)	(5,522)
Net interest income	$(43,558)	$(38,114)	$(5,444)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	June 30, 2026	December 31, 2025
Total loan portfolio:
In-school(1)	$3,241,201	$3,983,859
Grace, repayment and other(2)	17,550,296	17,676,575
Total, gross	20,791,497	21,660,434
Deferred origination costs and unamortized premium/(discount)	94,010	102,008
Allowance for credit losses	(1,354,014)	(1,430,318)
Total loans held for investment portfolio, net	$19,531,493	$20,332,124

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026		2025		2026		2025
Private Education Loans	$21,119,086	100%	$22,561,636	100%	$22,226,216	100%	$22,738,295	100%

Loans Held for Investment, Net — Activity

Total Loans Held for Investment (Private Education Loans), net (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$19,886,735	$21,091,204	$20,332,124	$20,902,158
Acquisitions and originations:
Fixed-rate	537,279	571,759	2,516,445	3,043,445
Variable-rate	141,491	119,099	596,383	430,749
Total acquisitions and originations	678,770	690,858	3,112,828	3,474,194
Capitalized interest and deferred origination cost premium amortization	151,189	149,074	281,727	261,290
Sales	(168,659)	—	(2,050,483)	(1,847,734)
Loan consolidations to third parties	(332,114)	(208,472)	(655,169)	(435,738)
Allowance	29,152	(25,794)	76,304	(33,589)
Transfer to loans held for sale	(168,252)	—	(394,963)	—
Repayments and other	(545,328)	(536,538)	(1,170,875)	(1,160,249)
Ending balance	$19,531,493	$21,160,332	$19,531,493	$21,160,332

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in P&I repayment status. Loans in P&I repayment status include loans in full principal and interest repayment status as well as certain loans in short-term interest-only payment programs (such as loans in a Graduated Repayment Period program and loans in a short-term interest only alternative program). The amount of loans in P&I repayment status in our Private Education Loans held for investment portfolio at June 30, 2026 decreased by 1.7 percent compared with June 30, 2025, and now totals 45.3 percent of our Private Education Loans held for investment portfolio at June 30, 2026. The balance of loans held for investment in P&I repayment status was primarily affected in 2025 and the first six months of 2026 by loan sales.
“Loan consolidations to third parties” for the three months ended June 30, 2026 total 3.8 percent of our Private Education Loans held for investment portfolio in P&I repayment status at June 30, 2026, or 1.7 percent of our total Private Education Loans held for investment portfolio at June 30, 2026, compared with the year-ago quarter of 2.3 percent of our Private Education Loans held for investment portfolio in P&I repayment status, or 1.0 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations compared to the year-ago quarter is primarily attributable to lower interest rates in 2026. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended June 30,
(Dollars in thousands)	2026	%	2025	%
Smart Option - interest only(1)	$105,081	14%	$96,941	14%
Smart Option - fixed pay(1)	220,877	31	223,639	33
Smart Option - deferred(1)	226,951	32	238,496	35
Graduate Loan(2)	163,335	23	126,526	18
Total Private Education Loan originations	$716,244	100%	$685,602	100%

Percentage of loans with a cosigner	84.0%		84.0%
Average FICO at approval(3)	755		754

	Six Months Ended June 30,
(Dollars in thousands)	2026	%	2025	%
Smart Option - interest only(1)	$737,952	20%	$634,836	18%
Smart Option - fixed pay(1)	1,181,019	33	1,142,651	33
Smart Option - deferred(1)	1,322,423	37	1,361,843	40
Graduate Loan(2)	381,070	10	317,750	9
Total Private Education Loan originations	$3,622,464	100%	$3,457,080	100%

Percentage of loans with a cosigner	92.6%		91.6%
Average FICO at approval(4)	754		753

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2025 Form 10-K for a further discussion.
(2) For the three months ended June 30, 2026, the Graduate Loan originations include $3.6 million of Smart Option Loans where the student was in a graduate status. For the three months ended June 30, 2025, the Graduate Loan originations include $3.2 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2026, the Graduate Loan originations include $12.3 million of Smart Option Loans where the student was in a graduate status. For the six months ended June 30, 2025, the Graduate Loan originations include $11.9 million of Smart Option Loans where the student was in a graduate status.
(3) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Total Portfolio (Private Education Loans) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$1,383,166	$1,443,715	$1,430,318	$1,435,920
Transfer from unfunded commitment liability(1)	28,209	27,878	127,503	133,012
Less:
Charge-offs	(122,216)	(106,866)	(225,049)	(193,769)
Plus:
Recoveries	9,662	12,593	23,431	23,327
Provisions for credit losses:
Provision, current period	68,330	92,189	141,526	187,478
Loan sale reduction to provision	(10,826)	—	(130,912)	(116,459)
Loans transferred to held for sale	(2,311)	—	(12,803)	—
Total provisions for credit losses(2)	55,193	92,189	(2,189)	71,019
Ending balance	$1,354,014	$1,469,509	$1,354,014	$1,469,509

(1)  See Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  The following table provides a reconciliation of the provisions for credit losses reported in the consolidated statements of income.

Consolidated Statements of Income Provisions for Credit Losses Reconciliation	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Private Education Loan provisions for credit losses:
Provisions for loan losses	$55,193	$92,189	$(2,189)	$71,019
Provisions for unfunded loan commitments	70,470	56,529	116,386	100,985
Provisions for credit losses reported in consolidated statements of income	$125,663	$148,718	$114,197	$172,004

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2026, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in P&I repayment status were 45 percent of our total Private Education Loans held for investment portfolio at June 30, 2026, compared with 43 percent at June 30, 2025.
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

Private Education Loans Held for Investment	2026		2025
June 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,096,300		$5,990,919
Loans in forbearance(2)	328,601		303,704
Loans in repayment and percentage of each status:
Loans current	14,794,274	96.3%	15,661,996	96.5%
Loans delinquent 30-59 days(3)	289,764	1.8	300,116	1.8
Loans delinquent 60-89 days(3)	146,124	1.0	143,633	0.9
Loans 90 days or greater past due(3)	136,434	0.9	125,449	0.8
Total Private Education Loans in repayment	15,366,596	100.0%	16,231,194	100.0%
Total Private Education Loans, gross	20,791,497		22,525,817
Private Education Loans deferred origination costs and unamortized premium/(discount)	94,010		104,024
Total Private Education Loans	20,885,507		22,629,841
Private Education Loans allowance for losses	(1,354,014)		(1,469,509)
Private Education Loans, net	$19,531,493		$21,160,332
Percentage of loans in repayment		73.9%		72.1%
Delinquencies as a percentage of loans in repayment		3.7%		3.5%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		1.1%		0.9%
Percentage of loans in hardship and other forbearances(5)		1.0%		0.9%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $164 million and $154 million at June 30, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $164 million and $150 million at June 30, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 3.7 percent at June 30, 2026 from 3.5 percent at June 30, 2025. We believe the increase in the delinquency metric is primarily driven by misaligned third-party debt resolution practices affecting a segment of high-ability-to-pay borrowers resulting in their loans progressing straight through delinquency to default. Also impacting the delinquency percentage, was a shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model and the larger size of the recent repayment cohort compared to prior quarters. $172 million of newly originated loans were transferred to held for sale status during the second quarter of 2026 and sold in July 2026 to our strategic partner. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in the 2025 Form 10-K.

The percentage of loans in an extended grace forbearance increased to 1.1 percent at June 30, 2026 from 0.9 percent at June 30, 2025. The increase was primarily due to additional enrollments in extended grace forbearance and the shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model. $172 million of newly originated loans were transferred to held for sale status during the second quarter of 2026. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. The percentage of loans in hardship and other forbearances remained relatively consistent at 1.0 percent and 0.9 percent at June 30, 2026 and June 30, 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for loan losses, beginning balance	$1,383,166	$1,443,715	$1,430,318	$1,435,920
Transfer from allowance for unfunded loan commitments(1)	28,209	27,878	127,503	133,012
Provisions:
Provision for current period	68,330	92,189	141,526	187,478
Loan sale reduction to provision	(10,826)	—	(130,912)	(116,459)
Loans transferred from held for sale	(2,311)	—	(12,803)	—
Total provisions(2)	55,193	92,189	(2,189)	71,019
Net charge-offs:
Charge-offs	(122,216)	(106,866)	(225,049)	(193,769)
Recoveries	9,662	12,593	23,431	23,327
Net charge-offs	(112,554)	(94,273)	(201,618)	(170,442)
Allowance for loan losses, ending balance	$1,354,014	$1,469,509	$1,354,014	$1,469,509
Allowance for unfunded loan commitments, beginning balance(1)	23,754	23,890	77,132	84,568
Provision(2)(3)	70,470	56,529	116,386	100,985
Transfer to allowance for loan losses	(28,209)	(27,878)	(127,503)	(133,012)
Allowance for unfunded loan commitments, ending balance(1)	66,015	52,541	66,015	52,541
Total allowance for credit losses, ending balance	$1,420,029	$1,522,050	$1,420,029	$1,522,050
Total Allowance Percentage of Private Education Loan Exposure(5)	5.89%	5.95%	5.89%	5.95%
Allowance for loan losses coverage of net charge-offs (annualized)	3.01	3.90	3.36	4.31
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.95%	2.36%	2.55%	2.11%
Delinquencies as a percentage of ending loans in repayment(4)	3.72%	3.51%	3.72%	3.51%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(4)	2.09%	1.84%	2.09%	1.84%
Ending total loans, gross	$20,791,497	$22,525,817	$20,791,497	$22,525,817
Average loans in repayment(4)	$15,287,312	$15,991,357	$15,786,152	$16,146,239
Ending loans in repayment(4)	$15,366,596	$16,231,194	$15,366,596	$16,231,194
Unfunded loan commitments for loans held for investment(6)	$1,700,089	$1,358,163	$1,700,089	$1,358,163
Total accrued interest receivable	$1,604,848	$1,701,944	$1,604,848	$1,701,944
(1) When a new loan commitment is made, we record an allowance to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheet. See Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments.
(2) See “—Financial Condition — Allowance for Credit Losses — Allowance for Loan Losses” in this Item 2 for a reconciliation of the provisions for credit losses reported in the consolidated statements of income.
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
(6) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $28 million of unfunded loan commitments associated with loans classified as held for sale at June 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

Net charge-offs for the three months ended June 30, 2026 were $113 million, compared with $94 million in the three months ended June 30, 2025. Net charge-offs for the six months ended June 30, 2026 were $202 million, compared with $170 million in the six months ended June 30, 2025. The increases were primarily driven by misaligned third-party debt resolution practices affecting a segment of high-ability-to-pay borrowers resulting in their loans progressing straight through delinquency to default, and our resulting shift in recovery strategies, pausing third-party recovery activities while working to establish a more effective, customer-aligned approach to delinquencies, charge-offs, and recoveries.
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
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At June 30, 2026, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 1.5 percent. At June 30, 2026, approximately 74 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of June 30, 2026 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,096	$5,096
Loans in forbearance	188	54	28	22	37	—	329
Loans in repayment - current	4,590	3,089	1,696	1,520	3,899	—	14,794
Loans in repayment - delinquent 30-59 days	65	42	39	35	108	—	289
Loans in repayment - delinquent 60-89 days	39	21	20	19	47	—	146
Loans in repayment - 90 days or greater past due	36	20	19	17	45	—	137
Total	$4,918	$3,226	$1,802	$1,613	$4,136	$5,096	20,791
Deferred origination costs and unamortized premium/(discount)							94
Allowance for credit losses							(1,354)
Total Private Education Loans, net							$19,531

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.19%	0.34%	0.18%	0.14%	0.24%	—%	2.09%

As of June 30, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,991	$5,991
Loans in forbearance	175	50	30	19	30	—	304
Loans in repayment - current	5,310	3,130	2,096	1,522	3,604	—	15,662
Loans in repayment - delinquent 30-59 days	76	51	44	36	93	—	300
Loans in repayment - delinquent 60-89 days	44	23	22	16	39	—	144
Loans in repayment - 90 days or greater past due	33	20	18	15	39	—	125
Total	$5,638	$3,274	$2,210	$1,608	$3,805	$5,991	22,526
Deferred origination costs and unamortized premium/(discount)							104
Allowance for credit losses							(1,470)
Total Private Education Loans, net							$21,160

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.06%	0.30%	0.18%	0.12%	0.18%	—%	1.84%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at June 30, 2026 and December 31, 2025.

As of June 30, 2026 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,159,654	$1,893,202	$313,740	$15,366,596
$ in total	$17,766,809	$2,634,732	$389,956	$20,791,497

As of December 31, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,806,666	$1,765,589	$322,572	$15,894,827
$ in total	$18,785,313	$2,468,471	$406,650	$21,660,434
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
June 30, 2026	$1,604,848	$5,417	$9,770
December 31, 2025	$1,570,069	$6,548	$14,511
June 30, 2025	$1,701,944	$5,381	$12,694
(1)The allowance for uncollectible interest at June 30, 2026 and 2025 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at June 30, 2026 and 2025, relates to $154 million and $159 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.5 billion at both June 30, 2026 and 2025) is/was reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2025 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($164 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.4 billion) was reserved in the allowance for credit losses.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary funding and liquidity objective is to support our businesses throughout market cycles, including during periods of financial stress. Our business needs primarily include funding originations of Private Education Loans and meeting any deposits outflows at the Bank. To achieve these objectives, we maintain access to a diverse set of funding sources, such as retail deposits, brokered deposits, asset-backed securitizations, unsecured debt, other financing facilities, and loan sales. We maintained liquidity reserves in the form of unrestricted cash and liquid investments of $5.6 billion and $5.4 billion as of June 30, 2026 and December 31, 2025, respectively, as noted in the table below.
At June 30, 2026 and December 31, 2025, our sources of liquidity included unrestricted cash, primarily held at the Federal Reserve Bank, and liquid investments with unrealized losses of $59.1 million and $61.2 million, respectively. It is our policy to maintain a liquidity stockpile that is sufficient in size and quality to meet our financial obligations in normal and stressed times. Our liquidity risk management is governed by policies approved by our Board of Directors. Oversight of these policies is performed at the Asset and Liability Committee, a management-level committee. These policies consider the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and deposit markets at reasonable rates. This ability may be affected by our performance, competitive pressures, the macroeconomic environment, and the impact they have on the availability of funding sources in the market. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses and specific stresses that test the resiliency of our balance sheet. At June 30, 2026, we held a significant liquidity buffer of unrestricted cash and government-backed investments, which we expect to maintain in the future. Due to the seasonal nature of our business, our liquidity levels will likely vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2026	December 31, 2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$14,496	$4,421
Sallie Mae Bank(1)	4,573,632	4,236,844
Available-for-sale investments	966,317	1,135,886
Total unrestricted cash and liquid investments	$5,554,445	$5,377,151

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$10,250	$11,476	$7,120	$8,151
Sallie Mae Bank(1)	4,794,742	3,976,548	4,113,231	3,871,213
Available-for-sale investments	1,158,306	1,120,558	1,151,373	1,210,617
Total unrestricted cash and liquid investments	$5,963,298	$5,108,582	$5,271,724	$5,089,981
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$19,894,290	$21,059,967
Deposits - non-interest-bearing	211	184
Total deposits	$19,894,501	$21,060,151

Our total deposits of $19.9 billion were comprised of $8.2 billion in brokered deposits and $11.6 billion in retail and other deposits at June 30, 2026, compared with total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of June 30, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.8 billion and $7.6 billion of our deposit total as of June 30, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended June 30, 2026 and 2025 and placement fee expense of $4 million in both the six months ended June 30, 2026 and 2025. There were no fees paid to third-party brokers related to brokered CDs in the three months ended June 30, 2026 and $5 million in fees paid to third-party brokers related to brokered CDs for the six months ended June 30, 2026. There were no fees paid to third-party brokers related to brokered CDs for either the three or six months ended June 30, 2025.
Interest bearing deposits at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$9,105,154	3.78%	$10,004,845	3.83%
Savings	1,526,406	3.60	1,177,177	3.83
Certificates of deposit	9,262,730	3.84	9,877,945	3.87
Deposits - interest bearing	$19,894,290		$21,059,967
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of June 30, 2026 and December 31, 2025, there were $615 million and $557 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $70 million and $71 million at June 30, 2026 and December 31, 2025, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of June 30, 2026, $10 million notional of our derivative contracts were cleared on the CME and $2 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 79.2 percent and 20.8 percent, respectively, of our total notional derivative contracts of $12 million at June 30, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of June 30, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million and $0.1 million, respectively.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2026.

As of June 30, 2026 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$75
Exposure to counterparties with credit ratings, net of collateral	$75
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2026. As of June 30, 2026, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,951,103	11.8%	$1,752,917	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,951,103	11.8%	$2,128,543	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,277,882	13.1%	$2,629,376	>	10.5%
Tier 1 Capital (to Average Assets)	$2,951,103	10.2%	$1,161,093	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $200 million and $400 million in dividends to the Company for the three and six months ended June 30, 2026, respectively, and $94 million and $194 million in dividends to the Company for the three and six months ended June 30, 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program and our Secured Borrowing Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at June 30, 2026 and December 31, 2025, respectively. For additional information, see Note 8, “Borrowings” in this Form 10-Q.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,122	$988,122	$498,415	$493,415	$991,830
Total unsecured borrowings	—	988,122	988,122	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	4,204,866	4,204,866	—	4,174,513	4,174,513
Variable-rate	—	651,128	651,128	—	694,566	694,566
Total Private Education Loan term securitizations	—	4,855,994	4,855,994	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Total secured borrowings	—	4,855,994	4,855,994	—	4,869,079	4,869,079
Total	$—	$5,844,116	$5,844,116	$498,415	$5,362,494	$5,860,909
Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030 (the “2030 Senior Notes”), at a price of 99.78 percent. At June 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.
On May 15, 2026, we issued $500 million of 6.495 percent unsecured Senior Notes due May 15, 2032 (the “2032 Senior Notes”), at a price of 100 percent. At June 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.

Tender Offer
On May 12, 2026, we completed a cash tender offer for any and all of the $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026 (the “2026 Senior Notes”), which was made concurrently with the offerings of the 2032 Notes (the “Tender Offer”). We paid an aggregate consideration of $447 million in the Tender Offer to repurchase $448 million principal amount of the 2026 Senior Notes at a repurchase price equal to 99.58 percent of the principal amount plus accrued and unpaid interest. The repurchase of the 2026 Senior Notes accepted for purchase in the Tender Offer was accounted for a debt extinguishment.
Satisfaction and Discharge of 2026 Senior Notes
On May 15, 2026, we irrevocably deposited funds with the 2026 Senior Notes’ trustee that were used to purchase a sufficient amount of U.S. government obligations to satisfy and discharge the indenture governing the 2026 Senior Notes, fund the payment of accrued and unpaid interest on the remaining $52 million principal amount of the 2026 Senior Notes as it becomes due, and fund the principal amount of those 2026 Senior Notes on their November 2, 2026 maturity date. The U.S. government obligations were purchased using a portion of the net proceeds from the offering of the 2032 Senior Notes. After the deposit of such funds with the trustee, our obligations under the 2026 Senior Notes indenture were satisfied and discharged and the transaction was accounted for as a debt extinguishment.
As a result of the debt extinguishment of the 2026 Senior Notes, we recognized a gain of less than $1 million on the transactions described above.
Secured Borrowing Facility
On June 13, 2025, we amended our Secured Borrowing Facility to increase the amount to be borrowed under the facility from $2 billion to $2.5 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until June 12, 2026, and a subsequent amendment on June 12, 2026 further extended the revolving period to July 27, 2026. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on June 12, 2027 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at June 30, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the six months ended June 30, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $2.2 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2026, nor in the year ended December 31, 2025.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At June 30, 2026, we had $1.7 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $28 million of contractual loan commitments associated with loans classified as held for sale. At June 30, 2026, we had a $66 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-

Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage interest rate risk, thereby reducing our exposure to fluctuations in interest rates and lowering the volatility of net interest income and economic value in varying interest rate environments. We evaluate and monitor interest rate risk primarily through two measurements:
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
The following table summarizes the potential effect of certain rate-change scenarios on earnings over the next 24 months and on the market values of assets and liabilities at June 30, 2026 and 2025. This analysis shows four scenarios where interest rates are shocked up and down 100 basis points and 300 basis points while credit and funding spreads remain constant. The EAR analysis shown below assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for June 30, 2026 indicate a market risk profile of low sensitivity to interest rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. This exposure to higher interest rates is less than it was at the end of 2025 as a result of the Company taking actions to extend the duration of a portion of our liabilities. Additionally, planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure.

	2026				2025
As of June 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-8.1%	-2.6%	+2.8%	+8.1%	-10.6%	-3.4%	+2.8%	+8.8%
EAR - Ramp	-4.2%	-1.4%	+1.4%	+4.1%	-6.1%	-1.9%	+1.7%	+5.2%
EVE	-17.6%	-5.3%	+6.5%	+16.6%	-24.5%	-8.1%	+7.5%	+22.4%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2026. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of June 30, 2026 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
SOFR Rate	daily/weekly/monthly	$4,777.2	$5,482.6	$(705.4)
3-month SOFR	quarterly	—	251.1	(251.1)
Prime	monthly	0.2	—	0.2
Non-Discrete reset(2)	daily/weekly	4,850.9	3,890.7	960.2
Fixed-Rate(3)		18,951.1	18,955.0	(3.9)
Total		$28,579.4	$28,579.4	$—

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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at June 30, 2026.

As of June 30, 2026 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.74
Cash and investments	1.33
Total earning assets	4.68

Deposits
Short-term deposits	0.66
Long-term deposits	3.21
Total deposits	1.09

Borrowings
Long-term borrowings	3.66
Total borrowings	3.66

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2026.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2026	6,094	$21.22	—	$242,000
May 1 - May 31, 2026	—	$—	—	$242,000
June 1 - June 30, 2026	880,970	$28.02	880,970	$242,000
Total Second Quarter 2026	887,064	$27.98	880,970

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 6,094 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     The 2024 Share Repurchase Program expired on February 6, 2026. The 2026 Share Repurchase Program was announced on January 22, 2026, with an effective date of January 22, 2026, and expires on February 4, 2028. As of June 30, 2026, there was $242 million in capacity remaining under the 2026 Share Repurchase Program. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the second quarter of 2026, we repurchased no shares under 10b5-1 trading plans and 0.9 million shares under the ASR. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2026 was $25.94.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
In the second quarter of 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, each within the meaning of Item 408 of Regulation S-K.

Item 6.    Exhibits
The following exhibits are furnished or filed, as applicable:

1.1
Underwriting Agreement, dated May 6, 2026, among SLM Corporation, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 15, 2026).

4.1
Fifth Supplemental Indenture dated as of May 15, 2026, between SLM Corporation and Deutsche Bank National Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 15, 2026).

4.2	Form of Fixed-to-Floating Rate Senior Note due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 15, 2026).

10.1	Form of SLM Corporation 2021 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2026.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ PETER M. GRAHAM
Peter M. Graham Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 23, 2026