Form 10-Q
period 2026-09-30
SLM Corp
filed 2026-10-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of September 30, 2026, there were 182,821,173 shares of common stock outstanding.

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$2,165,175	$4,241,265
Investments:
Trading investments at fair value (cost of $37,326 and $37,606, respectively)	41,308	49,250
Available-for-sale investments at fair value (cost of $2,956,353 and $1,812,408, respectively)	2,847,109	1,758,070
Other investments	104,119	115,394
Total investments	2,992,536	1,922,714
Loans held for investment (net of allowance for losses of $1,449,614 and $1,430,318, respectively)	20,626,170	20,332,124
Loans held for sale	1,442,105	933,256
Restricted cash	273,771	177,263
Other interest-earning assets	65	120
Accrued interest receivable	1,680,595	1,562,811
Premises and equipment, net	122,938	122,193
Goodwill and acquired intangible assets, net	57,912	59,974
Income taxes receivable, net	420,521	347,260
Other assets	59,208	47,315
Total assets	$29,840,996	$29,746,295

Liabilities
Deposits	$20,760,905	$21,060,151
Short-term borrowings	898,729	498,415
Long-term borrowings	5,535,923	5,362,494
Other liabilities	389,925	373,877
Total liabilities	27,585,482	27,294,937
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series B: 2.5 million and 2.5 million shares issued, respectively, at stated value of $100 per share	251,070	251,070
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 445.7 million and 443.2 million shares issued, respectively	89,142	88,650
Additional paid-in capital	1,272,772	1,240,250
Accumulated other comprehensive loss (net of tax benefit of ($27,386) and ($13,446), respectively)	(81,757)	(40,128)
Retained earnings	4,981,149	4,734,313
Total SLM Corporation stockholders’ equity before treasury stock	6,512,376	6,274,155
Less: Common stock held in treasury at cost: 262.9 million and 244.0 million shares, respectively	(4,256,862)	(3,822,797)
Total equity	2,255,514	2,451,358
Total liabilities and equity	$29,840,996	$29,746,295

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans	$559,173	$593,734	$1,701,371	$1,790,110
Investments	31,874	14,955	63,966	43,411
Cash and cash equivalents	25,435	48,898	102,509	136,915
Total interest income	616,482	657,587	1,867,846	1,970,436
Interest expense:
Deposits	199,080	203,577	590,767	609,194
Interest expense on short-term borrowings	570	717	8,435	7,731
Interest expense on long-term borrowings	77,510	80,316	221,090	228,744
Total interest expense	277,160	284,610	820,292	845,669
Net interest income	339,322	372,977	1,047,554	1,124,767
Less: provisions for credit losses	213,675	179,462	327,872	351,466
Net interest income after provisions for credit losses	125,647	193,515	719,682	773,301
Non-interest income:
Gains on sales of loans, net	3,650	135,958	164,902	323,680
Gains (losses) on securities, net	(13,970)	4,876	(8,367)	(8,143)
Other income	46,465	31,868	132,473	89,985
Total non-interest income	36,145	172,702	289,008	405,522
Non-interest expenses:
Operating expenses:
Compensation and benefits	98,443	83,667	302,142	259,397
FDIC assessment fees	5,455	6,511	15,039	28,696
Other operating expenses	116,169	89,380	267,543	211,399
Total operating expenses	220,067	179,558	584,724	499,492
Acquired intangible assets amortization expense	635	846	2,062	2,765
Total non-interest expenses	220,702	180,404	586,786	502,257
Income (loss) before income tax (benefit) expense	(58,910)	185,813	421,904	676,566
Income tax (benefit) expense	(26,649)	49,963	87,686	164,904
Net income (loss)	(32,261)	135,850	334,218	511,662
Preferred stock dividends	3,643	3,994	10,779	11,922
Net income (loss) attributable to SLM Corporation common stock	$(35,904)	$131,856	$323,439	$499,740
Basic earnings (loss) per common share	$(0.19)	$0.64	$1.70	$2.39
Average common shares outstanding	185,566	207,144	189,831	209,023
Diluted earnings (loss) per common share	$(0.19)	$0.63	$1.68	$2.35
Average common and common equivalent shares outstanding	185,566	210,607	192,111	212,922
Declared dividends per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(32,261)	$135,850	$334,218	$511,662
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(50,668)	26,455	(54,840)	43,075
Unrealized losses on cash flow hedges	(16)	(5,543)	(729)	(16,296)
Total unrealized (losses) gains	(50,684)	20,912	(55,569)	26,779
Income tax benefit (expense)	12,717	(5,246)	13,940	(6,085)
Other comprehensive income (loss), net of tax benefit (expense)	(37,967)	15,666	(41,629)	20,694
Total comprehensive income (loss)	$(70,228)	$151,516	$292,589	$532,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2025	2,510,696	442,958,366	(234,476,986)	208,481,380	$251,070	$88,592	$1,218,580	$(60,833)	$4,426,222	$(3,548,644)	$2,374,987
Net income	—	—	—	—	—	—	—	—	135,850	—	135,850
Other comprehensive income, net of tax	—	—	—	—	—	—	—	15,666	—	—	15,666
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	151,516
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(26,901)	—	(26,901)
Preferred Stock, Series B ($1.59 per share)	—	—	—	—	—	—	—	—	(3,994)	—	(3,994)
Issuance of common shares	—	222,665	—	222,665	—	45	3,673	—	(17)	—	3,701
Stock-based compensation expense	—	—	—	—	—	—	8,936	—	—	—	8,936
Common stock repurchased	—	—	(5,631,834)	(5,631,834)	—	—	—	—	—	(165,866)	(165,866)
Shares repurchased related to employee stock-based compensation plans	—	—	(33,562)	(33,562)	—	—	—	—	—	(1,081)	(1,081)
Balance at September 30, 2025	2,510,696	443,181,031	(240,142,382)	203,038,649	$251,070	$88,637	$1,231,189	$(45,167)	$4,531,160	$(3,715,591)	$2,341,298

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2026	2,510,696	445,678,961	(257,732,003)	187,946,958	$251,070	$89,136	$1,261,748	$(43,790)	$5,041,088	$(4,124,583)	$2,474,669
Net loss	—	—	—	—	—	—	—	—	(32,261)	—	(32,261)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(37,967)	—	—	(37,967)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(70,228)
Cash dividends declared:
Common stock ($0.13 per share)	—	—	—	—	—	—	—	—	(24,005)	—	(24,005)
Preferred Stock, Series B ($1.45 per share)	—	—	—	—	—	—	—	—	(3,643)	—	(3,643)
Issuance of common shares	—	28,229	—	28,229	—	6	(104)	—	(30)	—	(128)
Stock-based compensation expense	—	—	—	—	—	—	11,128	—	—	—	11,128
Common stock repurchased	—	—	(5,146,111)	(5,146,111)	—	—	—	—	—	(132,205)	(132,205)
Shares repurchased related to employee stock-based compensation plans	—	—	(7,903)	(7,903)	—	—	—	—	—	(74)	(74)
Balance at September 30, 2026	2,510,696	445,707,190	(262,886,017)	182,821,173	$251,070	$89,142	$1,272,772	$(81,757)	$4,981,149	$(4,256,862)	$2,255,514

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,510,696	440,604,795	(230,222,501)	210,382,294	$251,070	$88,121	$1,193,753	$(65,861)	$4,114,446	$(3,421,609)	$2,159,920
Net income	—	—	—	—	—	—	—	—	511,662	—	511,662
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,694	—	—	20,694
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	532,356
Cash dividends declared:
Common stock ($0.39 per share)	—	—	—	—	—	—	—	—	(81,520)	—	(81,520)
Preferred Stock, Series B ($4.75 per share)	—	—	—	—	—	—	—	—	(11,922)	—	(11,922)
Issuance of common shares	—	2,576,236	—	2,576,236	—	516	5,893	—	(1,506)	—	4,903
Stock-based compensation expense	—	—	—	—	—	—	31,543	—	—	—	31,543
Common stock repurchased	—	—	(9,035,581)	(9,035,581)	—	—	—	—	—	(266,346)	(266,346)
Shares repurchased related to employee stock-based compensation plans	—	—	(884,300)	(884,300)	—	—	—	—	—	(27,636)	(27,636)
Balance at September 30, 2025	2,510,696	443,181,031	(240,142,382)	203,038,649	$251,070	$88,637	$1,231,189	$(45,167)	$4,531,160	$(3,715,591)	$2,341,298

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
		Common Stock Shares
(In thousands, except share and per share amounts)	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2025	2,510,696	443,247,432	(243,979,114)	199,268,318	$251,070	$88,650	$1,240,250	$(40,128)	$4,734,313	$(3,822,797)	$2,451,358
Net income	—	—	—	—	—	—	—	—	334,218	—	334,218
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(41,629)	—	—	(41,629)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	292,589
Cash dividends declared:
Common stock ($0.39 per share)	—	—	—	—	—	—	—	—	(74,123)	—	(74,123)
Preferred Stock, Series B ($4.29 per share)	—	—	—	—	—	—	—	—	(10,779)	—	(10,779)
Issuance of common shares	—	2,459,758		2,459,758	—	492	4,460	—	(2,480)	—	2,472
Stock-based compensation expense	—	—	—	—	—	—	37,750	—	—	—	37,750
Common stock repurchased	—	—	(18,058,061)	(18,058,061)	—	—	(9,688)	—	—	(415,609)	(425,297)
Shares repurchased related to employee stock-based compensation plans	—	—	(848,842)	(848,842)	—	—	—	—	—	(18,456)	(18,456)
Balance at September 30, 2026	2,510,696	445,707,190	(262,886,017)	182,821,173	$251,070	$89,142	$1,272,772	$(81,757)	$4,981,149	$(4,256,862)	$2,255,514

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Operating activities
Net income	$334,218	$511,662
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses	327,872	351,466
Income tax expense	87,686	164,904
Amortization of brokered deposit placement fee	5,859	6,230
Amortization of Secured Borrowing Facility upfront fee	1,711	1,913
Amortization of Secured Warehouse Facility upfront fee	(467)	—
Amortization of deferred loan origination costs and loan premium/(discounts), net	11,151	11,161
Net amortization of discount on investments	(3,890)	(497)
Depreciation of premises and equipment	12,639	11,953
Acquired intangible assets amortization expense	2,062	2,765
Stock-based compensation expense	37,750	31,543
Unrealized (gains) losses on derivatives and hedging activities, net	—	(4)
Gains on sales of loans, net	(164,902)	(323,680)
Losses on securities, net	8,367	8,143
Other adjustments to net income, net	6,102	11,000
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(800,558)	(887,045)
Decrease in trading investments	—	1,634
Increase in non-marketable securities	(414)	(509)
Decrease in other interest-earning assets	55	4,042
Increase in other assets	(42,599)	(37,362)
Decrease in income taxes payable, net	(138,592)	(141,806)
Decrease in accrued interest payable	(12,166)	(31,360)
Increase (decrease) in other liabilities	10,938	(30,270)
Total adjustments	(651,396)	(845,779)
Total net cash used in operating activities	(317,178)	(334,117)
Investing activities
Loans acquired and originated	(7,015,294)	(6,430,903)
Net proceeds from sales of loans held for investment and loans held for sale	4,078,693	4,168,714
Net decrease in loans held for investment and loans held for sale (other than loans acquired and originated, and loan sales)	2,462,111	2,132,718
Purchases of available-for-sale securities	(1,633,340)	(70,262)
Proceeds from sales and maturities of available-for-sale securities	691,310	407,881
Total net cash (used in) provided by investing activities	(1,416,520)	208,148
Financing activities
Brokered deposit placement fee	(14,474)	(3,615)
Net increase (decrease) in certificates of deposit	544,268	(1,249,292)
Net (decrease) increase in other deposits	(834,811)	188,886
Issuance costs for collateralized borrowings	—	(42)
Borrowings collateralized by loans in securitization trusts - issued	615,244	536,610
Borrowings collateralized by loans in securitization trusts - repaid	(941,356)	(838,985)
Issuance costs for unsecured debt offering	—	(1,942)
Unsecured debt issued	493,429	493,885
Unsecured debt repaid	(498,851)	(500,000)
Borrowings under Secured Borrowing Facility	—	700,000
Fees paid on Secured Borrowing Facility	(2,134)	(2,951)
Borrowings under Secured Warehouse Facility	899,946	—
Fees paid on Secured Warehouse Facility	(780)	—
Common stock dividends paid	(74,123)	(81,520)
Preferred stock dividends paid	(10,779)	(11,922)

Common stock repurchased	(421,463)	(244,919)
Total net cash used in financing activities	(245,884)	(1,015,807)
Net decrease in cash, cash equivalents and restricted cash	(1,979,582)	(1,141,776)
Cash, cash equivalents and restricted cash at beginning of period	4,418,528	4,874,260
Cash, cash equivalents and restricted cash at end of period	$2,438,946	$3,732,484
Cash disbursements made for:
Interest	$816,704	$857,970
Income taxes paid	$138,396	$147,036
Income taxes refunded	$(73)	$(5,561)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,165,175	$3,539,341
Restricted cash	273,771	193,143
Total cash, cash equivalents and restricted cash	$2,438,946	$3,732,484
Supplemental non-cash investing activities:
Accrued interest capitalized during the period	$407,460	$391,576
Trading investments received in consideration for loans sold	$2,299	$1,362
Available-for-sale investments received in consideration for loans sold	$195,161	$131,384

See accompanying notes to consolidated financial statements.

1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we,” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU is intended to improve the hedge accounting model to better portray the results of risk management activities in the financial statements. The ASU is effective for fiscal reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Adoption is on a prospective basis. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.
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

2. Investments
Trading Investments
We periodically sell Private Education Loans through securitization transactions where we are required to retain a five percent vertical risk retention interest (i.e., five percent of each class issued in the securitizations). We classify those vertical risk retention interests related to the transactions as available-for-sale investments, except for the interest in the residual classes, which we classify as trading investments recorded at fair value with changes recorded through earnings. At September 30, 2026 and December 31, 2025, we had $41 million and $49 million, respectively, classified as trading investments.
Available-for-Sale Investments
The amortized cost and fair value of securities available-for-sale are as follows:

As of September 30, 2026 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$598,069	$—	$9	$(86,181)	$511,897
Utah Housing Corporation bonds	2,207	—	—	(346)	1,861
U.S. government-sponsored enterprises and Treasuries	1,639,028	—	—	(13,967)	1,625,061
Other securities	717,049	—	5,190	(13,949)	708,290
Total	$2,956,353	$—	$5,199	$(114,443)	$2,847,109

As of December 31, 2025 (dollars in thousands)	Amortized Cost	Allowance for credit losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities	$545,550	$—	$3,045	$(54,371)	$494,224
Utah Housing Corporation bonds	2,490	—	—	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	649,087	—	—	(9,581)	639,506
Other securities	615,281	—	14,344	(7,441)	622,184
Total	$1,812,408	$—	$17,389	$(71,727)	$1,758,070

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
The following table summarizes the amount of gross unrealized losses for our available-for-sale securities and the estimated fair value for securities having gross unrealized loss positions, categorized by length of time the securities have been in an unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2026:
Mortgage-backed securities	$(16,320)	$271,139	$(69,861)	$237,898	$(86,181)	$509,037
Utah Housing Corporation bonds	—	—	(346)	1,861	(346)	1,861
U.S. government-sponsored enterprises and Treasuries	(13,082)	1,526,218	(885)	98,843	(13,967)	1,625,061
Other securities	(5,796)	365,958	(8,153)	89,273	(13,949)	455,231
Total	$(35,198)	$2,163,315	$(79,245)	$427,875	$(114,443)	$2,591,190

As of December 31, 2025:
Mortgage-backed securities	$(164)	$10,896	$(54,207)	$275,703	$(54,371)	$286,599
Utah Housing Corporation bonds	—	—	(334)	2,156	(334)	2,156
U.S. government-sponsored enterprises and Treasuries	—	—	(9,581)	639,506	(9,581)	639,506
Other securities	(31)	11,913	(7,410)	119,191	(7,441)	131,104
Total	$(195)	$22,809	$(71,532)	$1,036,556	$(71,727)	$1,059,365

At September 30, 2026 and December 31, 2025, 272 of 310 and 179 of 295, respectively, of our available-for-sale securities were in an unrealized loss position.
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
As of September 30, 2026, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

As of September 30, 2026 Year of Maturity (dollars in thousands)	Amortized Cost	Estimated Fair Value
2026	$198,057	$197,969
2027	706,029	703,506
2028	409,804	405,124
2029	108,844	107,199
2030	107,845	105,602
2031	108,450	105,661
2038	60	58
2039	386	361
2042	1,545	1,288
2043	2,989	2,526
2044	3,319	2,824
2045	4,046	3,389
2046	6,153	5,079
2047	5,646	4,730
2048	1,614	1,420
2049	11,881	9,885
2050	89,388	67,071
2051	125,718	92,965
2052	46,257	38,541
2053	242,570	236,843
2054	216,775	208,104
2055	215,407	209,034
2056	316,058	309,979
2058	27,512	27,951
Total	$2,956,353	$2,847,109

Some of the mortgage-backed securities and a portion of the government securities have been pledged to the Federal Reserve Bank (the “FRB”) as collateral against any advances and accrued interest under the Primary Credit lending program sponsored by the FRB. We had $2.1 billion and $641 million par value of securities pledged to this borrowing facility at September 30, 2026 and December 31, 2025, respectively, as discussed further in Note 8, “Borrowings” in this Form 10-Q.
Other Investments
Investments in Non-Marketable Securities
We hold investments in non-marketable securities and account for these investments at cost, less impairment, plus or minus observable price changes of identical or similar securities of the same issuer. Changes in market value are recorded through earnings. Because these are non-marketable securities, we use observable price changes of identical or similar securities of the same issuer, or when observable prices are not available, use market data of similar entities, in determining any changes in the value of the securities. In the first quarter of 2025, we recognized an impairment on certain of our other non-marketable equity securities, related to our former credit card platform, resulting in a loss of $10 million, which is net of a valuation adjustment on a trading investment with the same issuer. As of September 30, 2026 and December 31, 2025, our total investment in non-marketable securities was $10 million and $12 million, respectively.

2.	Investments (Continued)
Low Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (“LIHTC”), which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credits and tax benefits from net operating losses on the underlying properties. Total carrying value of the LIHTC investments was $87 million at September 30, 2026 and $96 million at December 31, 2025. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $29 million at September 30, 2026 and $36 million at December 31, 2025.
Related to these investments, we recognized tax credits and other tax benefits through tax expense of $2 million at September 30, 2026 and $14 million at December 31, 2025. Tax credits and other tax benefits are recognized as part of our annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent.

3. Loans Held for Investment
Loans held for investment consist solely of Private Education Loans as of September 30, 2026. We use “Private Education Loans” to mean education loans to students or their families that are not made, insured, or guaranteed by any state or federal government.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, and customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans may be fixed-rate or may carry a variable interest rate indexed to the Secured Overnight Financing Rate (“SOFR”). As of both September 30, 2026 and December 31, 2025, 22 percent of all our Private Education Loans were indexed to SOFR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
The following table summarizes our Private Education Loan sales to unaffiliated third parties for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Loan principal	$300	$1,769	$3,830	$3,609
Capitalized interest	18	167	240	330
Total Private Education Loans sold	$318	$1,936	$4,070	$3,939

Gain on sale of loans, net	$4	$136	$165	$324
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

3.	Loans Held for Investment (Continued)
Loans held for investment are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Loans Held for Investment, net:
Fixed-rate	$17,192,505	$16,952,620
Variable-rate	4,773,512	4,707,814
Total Private Education Loans, gross	21,966,017	21,660,434
Deferred origination costs and unamortized premium/(discount)	109,767	102,008
Allowance for credit losses	(1,449,614)	(1,430,318)
Loans held for investment, net	$20,626,170	$20,332,124
The estimated weighted average life of education loans in our portfolio was approximately 5.8 years and 5.7 years at September 30, 2026 and December 31, 2025, respectively.
The average balance (net of unamortized premium/(discount)) and the respective weighted average interest rates of loans held for investment in our portfolio are summarized as follows:

	2026		2025
Three Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$21,687,091	10.22%	$22,263,445	10.58%
Total portfolio	$21,687,091		$22,263,445

	2026		2025
Nine Months Ended September 30, (dollars in thousands)	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$22,044,533	10.31%	$22,578,272	10.60%
Total portfolio	$22,044,533		$22,578,272

See Note 5, “Loans Held for Investment — Certain Collection Tools — Private Education Loans” in our 2025 Form 10-K for additional information.

4. Loans Held for Sale
We had $1.4 billion and $933 million of loans held for sale as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, we reversed $34 million through the provisions for credit losses related to these loans, when the loans were transferred from held for investment to held for sale. On October 21, 2026, we sold Private Education Loans including $113 million of principal, $3 million in capitalized interest, and $0.1 million in accrued interest to an existing strategic partner. See Note 16, “Subsequent Events” in this Form 10-Q for additional information.

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
Allowance for Credit Losses Metrics
The following tables provide a summary of the activity in the allowance for loan losses and the allowance for unfunded loan commitments during the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,354,014
Transfer from allowance for unfunded loan commitments	125,541
Provisions:
Provision for current period	103,063
Loan sale reduction to provision	(8,984)
Loans transferred to held for sale	(33,634)
Total provisions(1)	60,445
Net charge-offs:
Charge-offs(2)	(105,676)
Recoveries	15,290
Net charge-offs	(90,386)
Allowance for loan losses, ending balance	$1,449,614
Allowance for unfunded loan commitments, beginning balance(3)	66,015
Provision(1)(4)	153,230
Transfer to allowance for loan losses	(125,541)
Allowance for unfunded loan commitments, ending balance(3)	93,704
Total allowance for credit losses, ending balance	$1,543,318
Net charge-offs as a percentage of average loans in repayment (annualized)(2)(5)	2.32%
Allowance for loan losses coverage of net charge-offs (annualized)(2)	4.01
Total Allowance Percentage of Private Education Loan Exposure(6)(7)	5.89%
Ending total loans, gross	$21,966,017
Average loans in repayment(5)	$15,607,233
Ending loans in repayment(5)	$16,043,441
Unfunded loan commitments for loans held for investment(7)	$2,544,083
Total accrued interest receivable	$1,674,856
(1) See “—Provisions for Credit Losses” below in this Note 5 for a reconciliation of the provisions for credit losses reported in the consolidated statements of operations.
(2) The above table excludes the initial allowance and immediate charge-off of $19.1 million of loans previously charged off by unconsolidated Private Education Loan Securitizations that were purchased by the Company during the three months ended September 30, 2026 following the exercise of optional clean-up calls.
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
(7) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $672 million of unfunded loan commitments associated with loans classified as held for sale at September 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Three Months Ended September 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,469,509
Transfer from allowance for unfunded loan commitments	109,422
Provisions:
Provision for current period	143,498
Loan sale reduction to provision	(118,794)
Total provisions(1)	24,704
Net charge-offs:
Charge-offs	(91,072)
Recoveries	13,541
Net charge-offs	(77,531)
Allowance for loan losses, ending balance	$1,526,104
Allowance for unfunded loan commitments, beginning balance(2)	52,541
Provision(1)(3)	154,758
Transfer to allowance for loan losses	(109,422)
Allowance for unfunded loan commitments, ending balance(2)	97,877
Total allowance for credit losses, ending balance	$1,623,981
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.95%
Allowance for loan losses coverage of net charge-offs (annualized)	4.92
Total Allowance Percentage of Private Education Loan Exposure(5)	5.93%
Ending total loans, gross	$23,029,999
Average loans in repayment(4)	$15,870,798
Ending loans in repayment(4)	$16,292,470
Unfunded loan commitments for loans held for investment	$2,673,369
Total accrued interest receivable	$1,693,268
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

l

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Nine Months Ended September 30, 2026 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,430,318
Transfer from allowance for unfunded loan commitments	253,044
Provisions:
Provision for current period	244,589
Loan sale reduction to provision	(139,896)
Loans transferred to held for sale	(46,437)
Total provisions(1)	58,256
Net charge-offs:
Charge-offs(2)	(330,725)
Recoveries	38,721
Net charge-offs	(292,004)
Allowance for loan losses, ending balance	$1,449,614
Allowance for unfunded loan commitments, beginning balance(3)	77,132
Provision(1)(4)	269,616
Transfer to allowance for loan losses	(253,044)
Allowance for unfunded loan commitments, ending balance(3)	93,704
Total allowance for credit losses, ending balance	$1,543,318
Net charge-offs as a percentage of average loans in repayment (annualized)(2)(5)	2.47%
Allowance for loan losses coverage of net charge-offs (annualized)(2)	3.72
Total Allowance Percentage of Private Education Loan Exposure(6)(7)	5.89%
Ending total loans, gross	$21,966,017
Average loans in repayment(5)	$15,756,540
Ending loans in repayment(5)	$16,043,441
Unfunded loan commitments for loans held for investment(7)	$2,544,083
Total accrued interest receivable	$1,674,856
(1) See “—Provisions for Credit Losses” below in this Note 5 for a reconciliation of the provisions for credit losses reported in the consolidated statements of operations.
(2) The above table excludes the initial allowance and immediate charge-off of $19.1 million of loans previously charged off by unconsolidated Private Education Loan Securitizations that were purchased by the Company during the nine months ended September 30, 2026 following the exercise of optional clean-up calls.
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
(7) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $672 million of unfunded loan commitments associated with loans classified as held for sale at September 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Nine Months Ended September 30, 2025 (dollars in thousands)	Private Education Loans
Allowance for loan losses, beginning balance	$1,435,920
Transfer from allowance for unfunded loan commitments	242,434
Provisions:
Provision for current period	330,976
Loan sale reduction to provision	(235,253)
Total provisions(1)	95,723
Net charge-offs:
Charge-offs	(284,841)
Recoveries	36,868
Net charge-offs	(247,973)
Allowance for loan losses, ending balance	$1,526,104
Allowance for unfunded loan commitments, beginning balance(2)	84,568
Provision(1)(3)	255,743
Transfer to allowance for loan losses	(242,434)
Allowance for unfunded loan commitments, ending balance(2)	97,877
Total allowance for credit losses, ending balance	$1,623,981
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	2.06%
Allowance for loan losses coverage of net charge-offs (annualized)	4.62
Total Allowance Percentage of Private Education Loan Exposure(5)(6)	5.93%
Ending total loans, gross	$23,029,999
Average loans in repayment(4)	$16,027,567
Ending loans in repayment(4)	$16,292,470
Unfunded loan commitments for loans held for investment	$2,673,369
Total accrued interest receivable	$1,693,268
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

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)

Provisions for Credit Losses
Below is a reconciliation of the provisions for credit losses reported in the consolidated statements of operations.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provisions for credit losses:
Provisions for loan losses	$60,445	$24,704	$58,256	$95,723
Provisions for unfunded loan commitments	153,230	154,758	269,616	255,743
Provisions for credit losses reported in consolidated statements of operations	$213,675	$179,462	327,872	351,466

Provision for credit losses for the nine months ended September 30, 2026 decreased by $24 million, compared with the year-ago period. During the nine months ended September 30, 2026, the provision for credit losses was primarily affected by $140 million in negative provisions recorded as a result of the $4.07 billion in Private Education Loan sales during the first nine months of 2026, offset by new loan commitments, net of expired commitments. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $235 million in negative provisions recorded as a result of the $3.94 billion Private Education Loan sale during the first nine months of 2025.
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
We offer certain administrative forbearances (e.g., death and disability, bankruptcy, military service, and disaster forbearance) that are required by law (such as by the Servicemembers Civil Relief Act), as well as in school assistance, that are considered separate from our active loss mitigation programs, or do not exceed the significance threshold and

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
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

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2026 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$9,767	0.04%	$232,982	0.98%
Total	$9,767	0.04%	$232,982	0.98%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended September 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$6,866	0.03%	$142,208	0.57%
Total	$6,866	0.03%	$142,208	0.57%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2026 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$24,599	0.10%	$582,804	2.45%
Total	$24,599	0.10%	$582,804	2.45%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Nine Months Ended September 30, 2025 (dollars in thousands)	Interest Rate Reduction		Combination - Interest Rate Reduction and Term Extension
Loan Type:	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Private Education Loans	$18,272	0.07%	$379,091	1.53%
Total	$18,272	0.07%	$379,091	1.53%

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
The following tables summarize the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Three Months Ended September 30,
2026		2025
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.96% to 4.53%	Added a weighted average 9.44 years to the life of loans Reduced average contractual rate from 12.12% to 3.05%	Reduced average contractual rate from 12.44% to 4.46%	Added a weighted average 9.33 years to the life of loans Reduced average contractual rate from 12.41% to 4.23%

Nine Months Ended September 30,
2026		2025
Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension	Interest Rate Reduction	Combination - Interest Rate Reduction and Term Extension

Financial Effect:	Financial Effect:	Financial Effect:	Financial Effect:
Reduced average contractual rate from 12.80% to 4.45%	Added a weighted average 9.52 years to the life of loans Reduced average contractual rate from 12.05% to 2.97%	Reduced average contractual rate from 12.77% to 4.39%	Added a weighted average 9.39 years to the life of loans Reduced average contractual rate from 12.32% to 4.08%

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
For the periods presented, the following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified for borrowers experiencing financial difficulty during the 12 months preceding default. Solely for the purpose of the below table, our definition of payment default is two missed consecutive post-modification payment obligations. As such, defaulted amount represents the principal amount of modified loans at the time the borrower missed two consecutive post-modification payment obligations during the period. Loans that were modified during the twelve months ended September 30, 2026 and subsequently charged-off during the three and nine months ended September 30, 2026 are not included in the period-end amortized cost basis and had an amortized cost basis of $18.0 million and $40.7 million at the time of charge-off, respectively.

	Three Months Ended September 30,
	2026		2025
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$3,167	$2,779	$2,839	$2,702
Combination - Interest Rate Reduction and Term Extension	53,107	47,719	44,355	40,766
Total	$56,274	$50,498	$47,194	$43,468

	Nine Months Ended September 30,
	2026		2025
(Dollars in thousands)	Defaulted Amount	Period-end Amortized Cost Basis	Defaulted Amount	Period-end Amortized Cost Basis
Loan Type:
Private Education Loans
Interest Rate Reduction	$6,141	$4,430	$5,664	$4,615
Combination - Interest Rate Reduction and Term Extension	98,539	76,787	104,031	82,439
Total	$104,680	$81,217	$109,695	$87,054

5.	Allowance for Credit Losses and Unfunded Loan Commitments (Continued)
We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts. The following table depicts the performance of loans that were modified within the nine months prior to September 30, 2026, the 12 months prior to September 30, 2026, and the 12 months prior to December 31, 2025, respectively.

	Nine Months Ended September 30, 2026		Twelve Months Ended September 30, 2026		Twelve Months Ended December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Payment Status (Amortized Cost Basis at September 30, 2026)(1):
Loan modifications in deferment(2)	$18,959		$24,965		$14,680
Loan modifications in repayment:
Loans current(3)(4)	430,181	74%	539,819	75%	358,054	70%
Loans delinquent 30-59 days(3)(4)	77,875	13%	86,317	12%	68,823	13%
Loans delinquent 60-89 days(3)(4)	42,636	7%	47,916	7%	41,592	8%
Loans 90 days or greater past due(3)(4)	37,752	6%	42,928	6%	46,485	9%
Total loan modifications in repayment	588,444	100%	716,980	100%	514,954	100%
Total Private Education Loan modifications	$607,403		$741,945		$529,634
(1) Loans that were modified during the twelve months ended September 30, 2026 and subsequently charged-off during the nine months ended September 30, 2026 are excluded from the table and had an amortized cost basis of $40.7 million. Loans that were both modified and subsequently charged-off during the twelve months ended September 30, 2026 are excluded from the table and had an amortized cost basis of $45.2 million. Loans that were both modified and subsequently charged-off during the twelve months ended December 31, 2025 are excluded from the table and had an amortized cost basis of $39.1 million.
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

As of September 30, 2026 (dollars in thousands)	Private Education Loans Held for Investment - Credit Quality Indicators
Year of Origination Approval	2026(1)	2025(1)	2024(1)	2023(1)	2022(1)	2021 and Prior(1)	Total(1)	% of Balance
Cosigners:
With cosigner	$3,057,884	$4,735,821	$3,139,934	$1,782,652	$1,647,057	$5,176,349	$19,539,697	89%
Without cosigner	364,572	363,780	331,884	290,675	281,523	793,886	2,426,320	11
Total	$3,422,456	$5,099,601	$3,471,818	$2,073,327	$1,928,580	$5,970,235	$21,966,017	100%

FICO at Origination Approval(2):
Less than 670	$226,754	$329,970	$210,230	$172,307	$172,787	$520,862	$1,632,910	7%
670-699	373,581	606,467	419,104	305,661	280,964	972,408	2,958,185	13
700-749	900,323	1,450,478	1,051,145	644,028	604,827	1,995,334	6,646,135	30
Greater than or equal to 750	1,921,798	2,712,686	1,791,339	951,331	870,002	2,481,631	10,728,787	50
Total	$3,422,456	$5,099,601	$3,471,818	$2,073,327	$1,928,580	$5,970,235	$21,966,017	100%

FICO Refreshed(2)(3):
Less than 670	$292,898	$516,637	$435,554	$386,047	$382,842	$1,146,464	$3,160,442	14%
670-699	392,874	617,328	411,320	256,802	217,033	641,606	2,536,963	12
700-749	899,471	1,359,063	925,674	520,991	477,563	1,481,192	5,663,954	26
Greater than or equal to 750	1,837,213	2,606,573	1,699,270	909,487	851,142	2,700,973	10,604,658	48
Total	$3,422,456	$5,099,601	$3,471,818	$2,073,327	$1,928,580	$5,970,235	$21,966,017	100%

Seasoning(4):
1-12 payments	$2,085,549	$2,015,876	$428,938	$286,120	$223,729	$341,768	$5,381,980	25%
13-24 payments	—	1,205,962	1,407,710	192,252	162,208	306,182	3,274,314	15
25-36 payments	—	—	597,580	733,035	158,813	380,901	1,870,329	9
37-48 payments	—	—	—	402,965	746,039	439,526	1,588,530	7
More than 48 payments	—	—	—	—	321,917	3,975,803	4,297,720	20
Not yet in repayment	1,336,907	1,877,763	1,037,590	458,955	315,874	526,055	5,553,144	24
Total	$3,422,456	$5,099,601	$3,471,818	$2,073,327	$1,928,580	$5,970,235	$21,966,017	100%

2026 Current period(5)(6) gross charge-offs	$(656)	$(12,594)	$(43,392)	$(55,891)	$(53,109)	$(165,083)	$(330,725)
2026 Current period(5) recoveries	110	622	1,859	4,037	4,091	28,002	38,721
2026 Current period(5) net charge-offs	$(546)	$(11,972)	$(41,533)	$(51,854)	$(49,018)	$(137,081)	$(292,004)

Total accrued interest by origination approval vintage	$72,624	$407,129	$424,457	$262,192	$201,305	$307,149	$1,674,856

(1)Balance represents gross Private Education Loans held for investment.
(2)Represents the higher credit score of the cosigner or the borrower.
(3)Represents the FICO score updated as of the third quarter 2026.
(4)Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
(5)Current period refers to period from January 1, 2026 through September 30, 2026.
(6)Charge-offs exclude $19.1 million of loans previously charged off by unconsolidated Private Education Loan Securitizations that were purchased by the Company during the nine months ended September 30, 2026 following the exercise of optional clean-up calls.

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

	Private Education Loans Held for Investment - Delinquencies by Origination Approval Vintage
As of September 30, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Total

Loans in-school/grace/deferment(1)	$1,336,907	$1,877,763	$1,037,590	$458,955	$315,874	$526,055	$5,553,144
Loans in forbearance(2)	4,456	62,470	81,420	51,708	47,435	121,943	369,432
Loans in repayment:
Loans current	2,076,858	3,119,754	2,263,785	1,475,033	1,471,230	4,962,369	15,369,029
Loans delinquent 30-59 days(3)	3,082	23,998	46,900	43,645	46,944	186,533	351,102
Loans delinquent 60-89 days(3)	809	9,920	23,447	25,206	25,450	88,923	173,755
Loans 90 days or greater past due(3)	344	5,696	18,676	18,780	21,647	84,412	149,555
Total Private Education Loans in repayment	2,081,093	3,159,368	2,352,808	1,562,664	1,565,271	5,322,237	16,043,441
Total Private Education Loans, gross	3,422,456	5,099,601	3,471,818	2,073,327	1,928,580	5,970,235	21,966,017
Private Education Loans deferred origination costs and unamortized premium/(discount)	34,498	28,578	19,817	9,776	5,731	11,367	109,767
Total Private Education Loans	3,456,954	5,128,179	3,491,635	2,083,103	1,934,311	5,981,602	22,075,784
Private Education Loans allowance for losses	(165,954)	(283,596)	(237,228)	(175,879)	(161,762)	(425,195)	(1,449,614)
Private Education Loans, net	$3,291,000	$4,844,583	$3,254,407	$1,907,224	$1,772,549	$5,556,407	$20,626,170

Percentage of Private Education Loans in repayment	60.8%	62.0%	67.8%	75.4%	81.2%	89.1%	73.0%
Delinquent Private Education Loans in repayment as a percentage of Private Education Loans in repayment	0.2%	1.3%	3.8%	5.6%	6.0%	6.8%	4.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	0.2%	1.9%	3.3%	3.2%	2.9%	2.2%	2.3%
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)

September 30, 2026	$1,674,856	$6,073	$13,025
December 31, 2025	$1,570,069	$6,548	$14,511
(1)At September 30, 2026 and December 31, 2025, $156 million and $164 million, respectively, of accrued interest receivable was not expected to be capitalized and $1.5 billion and $1.4 billion of accrued interest receivable was expected to be capitalized.

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
At September 30, 2026, we had $3.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $672 million of contractual loan commitments associated with loans classified as held for sale. The table below summarizes the activity in the allowance recorded to cover lifetime expected credit losses on the unfunded commitments, which is recorded in “Other Liabilities” on the consolidated balance sheets, as well as the activity in the unfunded commitments balance.

	2026		2025
Three Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$66,015	$1,728,478	$52,541	$1,358,163
Provision/New commitments - net(1)	153,230	4,850,608	154,758	4,251,598
Transfer - funded loans(2)	(125,541)	(3,335,053)	(109,422)	(2,936,392)
Unfunded loan commitments sold	—	(28,389)	—	—
Ending Balance(3)	$93,704	$3,215,644	$97,877	$2,673,369

	2026		2025
Nine Months Ended September 30, (dollars in thousands)	Allowance	Unfunded Commitments	Allowance	Unfunded Commitments
Beginning Balance	$77,132	$2,437,035	$84,568	$2,311,660
Provision/New commitments - net(1)	269,616	7,795,793	255,743	6,755,182
Transfer - funded loans(2)	(253,044)	(6,431,011)	(242,434)	(6,393,473)
Unfunded loan commitments sold	—	(586,173)	—	—
Ending Balance(3)	$93,704	$3,215,644	$97,877	$2,673,369
(1)     Net of expirations of commitments unused. Also includes incremental provision for new commitments and changes to provision for existing commitments.
(2)     When a loan commitment is funded, its related liability for credit losses (which originally was recorded as a provision for unfunded commitments) is transferred to the allowance for credit losses.
(3)     The ending balance of unfunded loan commitments includes $672 million of unfunded loan commitments associated with the loans classified as held for sale at September 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

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

6. Goodwill and Acquired Intangible Assets
Goodwill
We recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisition of the assets primarily used or held for use of Epic Research Education Services, LLC, which did business as Nitro College (“Nitro”), in the first quarter of 2022, and the acquisition of the key assets of Scholly Inc. (“Scholly”) in the third quarter of 2023. Goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually in the fourth quarter of the year, or more frequently if we believe that indicators of impairment exist. At both September 30, 2026 and December 31, 2025, we had $56 million in total goodwill. See Note 2, “Significant Accounting Policies — Business Combinations” in our 2025 Form 10-K for additional details on our acquisitions of Nitro and Scholly.
Acquired Intangible Assets
Our intangible assets include acquired trade names and trademarks, customer relationships, and developed technologies. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Acquired intangible assets include the following:

		September 30, 2026			December 31, 2025
(Dollars in thousands)	Weighted Average Useful Life (in years)(1)	Cost Basis	Accumulated Amortization	Net	Cost Basis	Accumulated Amortization	Net
Trade names and trademarks	4.0	$6,040	$(4,782)	$1,258	$6,040	$(3,649)	$2,391
Customer relationships	4.6	8,920	(8,725)	195	8,920	(8,073)	847
Developed technologies	3.5	2,590	(2,313)	277	2,590	(2,064)	526
Sallie.com domain	4.0	150	(71)	79	150	(43)	107
Total acquired intangible assets		$17,700	$(15,891)	$1,809	$17,700	$(13,829)	$3,871
(1) The weighted average useful life of acquired intangible assets related to the Nitro acquisition is 4.6 years and the weighted average useful life of the acquired intangible assets related to the Scholly acquisition is 4.0 years.
We recorded amortization of acquired intangible assets totaling approximately $1 million and $2 million in the three and nine months ended September 30, 2026 and approximately $1 million and $3 million in the three and nine months ended September 30, 2025, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be approximately $3 million, $1 million, and less than $1 million in 2026, 2027, and 2028, respectively.

7. Deposits
The following table summarizes total deposits at September 30, 2026 and December 31, 2025.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$20,759,720	$21,059,967
Deposits - non-interest-bearing	1,185	184
Total deposits	$20,760,905	$21,060,151
Our total deposits of $20.8 billion were comprised of $9.3 billion in brokered deposits and $11.5 billion in retail and other deposits at September 30, 2026, compared to total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of September 30, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity money market deposits (“MMDAs”), and retail and brokered certificates of deposit (“CDs”). Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.5 billion and $7.6 billion of our deposit total as of September 30, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to Federal Deposit Insurance Corporation (“FDIC”) rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended September 30, 2026 and 2025, and placement fee expense of $6 million in both the nine months ended September 30, 2026 and 2025. There were $9 million fees paid to third-party brokers related to brokered CDs for the three months ended September 30, 2026 and $14 million in fees paid to third-party brokers related to brokered CDs for the nine months ended September 30, 2026. There were $4 million in fees paid to third-party brokers related to brokered CDs for both the three and nine months ended September 30, 2025.
Interest bearing deposits at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$8,676,240	3.96%	$10,004,845	3.83%
Savings	1,669,969	3.67	1,177,177	3.83
Certificates of deposit	10,413,511	4.13	9,877,945	3.87
Deposits - interest bearing	$20,759,720		$21,059,967
    (1) Includes the effect of interest rate swaps in effective hedge relationships.

7.	Deposits (Continued)
Certificates of deposit remaining maturities are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
One year or less	$4,394,579	$5,709,977
After one to two years	1,795,144	1,841,311
After two to three years	1,556,931	710,978
After three to four years	717,300	723,186
After four to five years	1,690,590	892,492
After five years	258,967	1
Total	$10,413,511	$9,877,945

As of September 30, 2026 and December 31, 2025, certificates of deposits included $1.3 billion and $1.2 billion, respectively, of those in denominations that met or exceeded FDIC insurance limits. Accrued interest on deposits was $56 million and $71 million at September 30, 2026 and December 31, 2025, respectively.

8. Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term asset-backed securities (“ABS”) program, our Private Education Loan multi-lender secured borrowing facility (the “Secured Borrowing Facility”), and our Private Education Loan multi-lender secured warehouse facility (the “Secured Warehouse Facility”). For additional information regarding our borrowings, see Note 11, “Borrowings” in our 2025 Form 10-K. The following table summarizes our borrowings at September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,466	$988,466	$498,415	$493,415	$991,830
Total unsecured borrowings	—	988,466	988,466	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,947,591	3,947,591	—	4,174,513	4,174,513
Variable-rate	—	599,866	599,866	—	694,566	694,566
Total Private Education Loan term securitizations	—	4,547,457	4,547,457	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Secured Warehouse Facility	898,729	—	898,729	—	—	—
Total secured borrowings	898,729	4,547,457	5,446,186	—	4,869,079	4,869,079
Total	$898,729	$5,535,923	$6,434,652	$498,415	$5,362,494	$5,860,909

Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030 (the “2030 Senior Notes”), at a price of 99.78 percent. At September 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were redeemed at 100 percent of their principal amount, plus the

8.	Borrowings (Continued)
accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.
On May 15, 2026, we issued $500 million of 6.495 percent unsecured Senior Notes due May 15, 2032 (the “2032 Senior Notes”), at a price of 100 percent. At September 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
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
Secured Borrowings Transactions
The following table summarizes our term ABS fundings issued in the year ended December 31, 2025 and in the nine months ended September 30, 2026, in which we retained 100 percent of the residual class certificates and which are collateralized by pools of Private Education Loans. The transfer of these loans did not qualify for sale treatment and thus remain encumbered on our consolidated balance sheet.

SMB Private Education Loan Trust	Date Closed	Loans Transferred to the Trust(1)	Notes Issued	Gross Proceeds	Weighted Average Cost of Funds(2)	Weighted Average Life of Notes (in years)
(Dollars in thousands)
2025-A ABS Transaction	May 7, 2025	$576,908	$539,000	$538,889	SOFR plus 1.49%	5.46
Total 2025		$576,908	$539,000	$538,889

Loans encumbered at September 30, 2026, related to 2025 term ABS:		$495,007

2026-A ABS Transaction	March 11, 2026	$649,813	$618,000	$617,781	SOFR plus 1.15%	5.64
Total 2026		$649,813	$618,000	$617,781

Loans encumbered at September 30, 2026, related to 2026 term ABS:		$617,085

(1) Represents principal and capitalized interest.
(2) Represents SOFR equivalent cost of funds for variable and fixed-rate bonds, excluding issuance costs.

8.	Borrowings (Continued)

Secured Borrowing Facility
On July 27, 2026, we amended our Secured Borrowing Facility to decrease the amount to be borrowed under the facility from $2.5 billion to $2 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until July 26, 2027. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on July 26, 2028 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.
Secured Warehouse Facility
On August 31, 2026, we entered into the Secured Warehouse Facility with a consortium of financial institutions, including the Bank. The Secured Warehouse Facility is intended to provide financing for the acquisition and holding of eligible Private Education Loans prior to their disposition through sale or other financing transactions, including sale to strategic partners.
Under the Secured Warehouse Facility, we may borrow up to an aggregate principal amount of $1.5 billion for the period between August 31, 2026 and February 28, 2027 and $500 million between March 1, 2027 and August 31, 2027, subject to borrowing base requirements, eligibility criteria, concentration limits, and other customary conditions. Borrowings under the Secured Warehouse Facility are secured by substantially all of the assets held by the warehouse vehicle, including the financed Private Education Loan portfolio and related collections.
The Secured Warehouse Facility matures with respect to the third-party financial institutions on August 30, 2027. Until such date, we may make borrowings and repayments under the facility, subject to the terms of the Secured Warehouse Facility agreement. All outstanding borrowings become due and payable on the applicable maturity date, unless repaid earlier in accordance with the terms of the Secured Warehouse Facility.
Borrowings under the Secured Warehouse Facility bear interest at rates based on either a commercial paper rate or daily compounded SOFR plus a spread of 1.10 percent. The benchmark rate applicable to a particular borrowing is determined by the funding source of the lender providing such advance, as specified in the Secured Warehouse Facility agreement. As of September 30, 2026, outstanding borrowings under the Secured Warehouse Facility accrued interest at a weighted-average rate of 4.75 percent. We are also subject to certain unused commitment fees and other customary fees.
As of September 30, 2026, we had $900 million of borrowings outstanding and $600 million of additional borrowing capacity available under the Secured Warehouse Facility. The pledged loans continue to be recognized on our consolidated balance sheet because the transaction did not qualify for sale treatment.
The Secured Warehouse Facility contains customary representations and warranties, affirmative and negative covenants, eligibility requirements, and events of default. Upon the occurrence of certain events of default, the lenders may accelerate repayment obligations and exercise remedies against the pledged collateral.

8.	Borrowings (Continued)
Consolidated Funding Vehicles
We consolidate our financing entities that are VIEs as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings.

As of September 30, 2026 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,547,457	$4,547,457	$5,908,168	$166,348	$394,125	$6,468,641
Secured Borrowing Facility	—	—	—	—	—	1,747	1,747
Secured Warehouse Facility	898,729	—	898,729	972,103	48,986	23,909	1,044,998
Total	$898,729	$4,547,457	$5,446,186	$6,880,271	$215,334	$419,781	$7,515,386

As of December 31, 2025 (dollars in thousands)	Debt Outstanding			Carrying Amount of Net Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets, Net(1)	Total
Secured borrowings:
Private Education Loan term securitizations	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$377,673	$6,803,997
Secured Borrowing Facility	—	—	—	—	—	1,324	1,324
Total	$—	$4,869,079	$4,869,079	$6,249,064	$177,260	$378,997	$6,805,321

(1) Other assets, net primarily represents accrued interest receivable and payable.

Unconsolidated Funding Vehicles
Private Education Loan Securitizations
Unconsolidated VIEs include variable interests that we hold in certain securitization trusts created by the sale of our Private Education Loans to unaffiliated third parties. We remained the servicer of these loans pursuant to applicable servicing agreements executed in connection with the sales, and we are also the administrator of these trusts. Additionally, we own five percent of the securities issued by the trusts, as a vertical interest, to meet risk retention requirements. We were not required to consolidate these entities because the fees we receive as the servicer/administrator are commensurate with our responsibility, so the fees are not considered a variable interest. Additionally, the five percent vertical interest we maintain does not absorb more than an insignificant amount of the VIE’s expected losses, nor do we receive more than an insignificant amount of the VIE’s expected residual returns. We classified those vertical risk retention interests related to securitization transactions as available-for-sale investments, except for the interest in the residual class, which we classified as trading investments recorded at fair value with changes recorded through earnings. The following summarizes our Private Education Loan ABS transactions closed in the nine months ended September 30, 2026 where the respective VIEs were not consolidated.

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
(2)Sallie Mae Bank sponsored the transaction and is the servicer and administrator.

8.	Borrowings (Continued)

The table below provides a summary of our exposure related to our unconsolidated VIEs.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Debt Interests(1)	Equity Interests(2)	Total Exposure	Debt Interests(1)	Equity Interests(2)	Total Exposure
Private Education Loan term securitizations	$708,289	$41,308	$749,597	$622,184	$49,250	$671,434

(1) Vertical risk retention interest classified as available-for-sale investment.
(2) Vertical risk retention interest classified as trading investment.

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (the “Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $3.3 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2026, nor in the year ended December 31, 2025.

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2026, $9 million notional of our derivative contracts were cleared on the CME and $2 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 86.0 percent and 14.0 percent, respectively, of our total notional derivative contracts of $11 million at September 30, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At both September 30, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million.

9.	Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2026 and December 31, 2025, and their impact on earnings and other comprehensive income for the nine months ended September 30, 2026 and September 30, 2025. Please refer to Note 12, “Derivative Financial Instruments” in our 2025 Form 10-K for a full discussion of fair value hedges and cash flow hedges.

Impact of Derivatives on the Consolidated Balance Sheets
		Cash Flow Hedges		Fair Value Hedges		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2026	2025	2026	2025	2026	2025
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$1	$—	$1	$—
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	—	(4)	—	(4)	—	(8)
Total net derivatives		$—	$(4)	$1	$(4)	$1	$(8)

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
(2) The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2026	2025	2026	2025
Gross position(1)	$1	$—	$—	$(8)
Impact of master netting agreement	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	1	—	—	(8)
Cash collateral pledged(2)	64	121	—	—
Net position	$65	$121	$—	$(8)

(1)Gross position amounts include accrued interest and variation margin as legal settlement of the derivative contract.
(2)Cash collateral pledged excludes amounts that represent legal settlement of the derivative contracts.

Notional Values
	Cash Flow		Fair Value		Total
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Interest rate swaps	$4,013	$566,592	$6,520	$6,520	$10,533	$573,112
Net total notional	$4,013	$566,592	$6,520	$6,520	$10,533	$573,112

9.	Derivative Financial Instruments (Continued)
As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included:	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025

Deposits	$(6,167)	$(6,255)	$161	$73

Impact of Derivatives on the Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

Fair Value Hedges
Interest rate swaps:
Interest recognized on derivatives	$(15)	$(135)	$(46)	$(1,735)
Hedged items recorded in interest expense	35	(19)	87	(1,332)
Derivatives recorded in interest expense	(36)	20	(90)	1,347
Total	$(16)	$(134)	$(49)	$(1,720)

Cash Flow Hedges
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$21	$5,806	$765	$17,569
Total	$21	$5,806	$765	$17,569
Total	$5	$5,672	$716	$15,849

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders’ Equity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025

Amount of gain (loss) recognized in other comprehensive income (loss)	$5	$263	$36	$1,273
Less: amount of gain (loss) reclassified in interest expense	21	5,806	765	17,569
Total change in other comprehensive income (loss) for unrealized gains (losses) on derivatives, before income tax (expense) benefit	$(16)	$(5,543)	$(729)	$(16,296)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate deposits. During the next twelve months, we estimate less than $1.0 million will be reclassified as a decrease to interest expense.
Cash Collateral
As of September 30, 2026, cash collateral held and pledged excludes amounts that represent legal settlement of the derivative contracts held with the CME and LCH. There was no cash collateral held by us related to derivative exposure between us and our derivatives counterparties at September 30, 2026 and December 31, 2025, respectively. Collateral held is recorded in “Other Liabilities” on the consolidated balance sheets. Cash collateral pledged by us related to derivative exposure between us and our derivatives counterparties was $0.1 million at both September 30, 2026 and December 31, 2025. Collateral pledged is recorded in “Other interest-earning assets” on the consolidated balance sheets.

10. Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2026	2025	2026	2025
Common stock repurchased under repurchase programs(1)(2)	5,146,111	5,631,834	18,058,061	9,035,581
Average purchase price per share(3)	$25.69	$29.45	$23.02	$29.48
Shares repurchased related to employee stock-based compensation plans(4)	7,903	33,562	848,842	884,300
Average purchase price per share	$25.62	$32.21	$21.74	$31.25
Common shares issued(5)	28,229	222,665	2,459,758	2,576,236

(1) Common shares purchased under our share repurchase programs. There was $111 million of capacity remaining under the 2026 Share Repurchase Program at September 30, 2026.
(2) For the nine months ended September 30, 2026, the amount includes 9.3 million shares related to the ASR, defined below.
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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2026 was $22.63.

Common Stock Dividend
In both September 2026 and September 2025, we paid a common stock dividend of $0.13 per common share.

Share Repurchases
In January 2024, we announced a share repurchase program of up to $650 million of common stock (the “2024 Share Repurchase Program”), which expired on February 6, 2026. Under the 2024 Share Repurchase Program, we repurchased 1.0 million shares of common stock for $33 million during the three months ended March 31, 2026, prior to the February 6, 2026 expiration. Under the 2024 Share Repurchase Program, we repurchased 5.6 million shares of common stock for $166 million during the three months ended September 30, 2025, and 9.0 million shares of common stock for $266 million during the nine months ended September 30, 2025.
On January 22, 2026, we announced a new share repurchase program (the “2026 Share Repurchase Program”), which became effective on January 22, 2026 and will expire, if not earlier exhausted, on February 4, 2028. The 2026 Share Repurchase Program permits us to repurchase shares of our common stock from time to time up to an aggregate repurchase price not to exceed $500 million. Under the 2026 Share Repurchase Program, we repurchased 5.1 million shares of common stock for $132 million in the three months ended September 30, 2026, and 16.9 million shares of common stock for $383 million in the nine months ended September 30, 2026. We had $111 million of capacity remaining under the 2026 Share Repurchase Program at September 30, 2026.
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
Share Repurchases under Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026 and 2025, we repurchased 5.1 million and 5.6 million shares, respectively, of our common stock at a total cost of $132 million and $166 million, respectively, and during the nine months ended September 30, 2026 and 2025, we repurchased 8.8 million and 9.0 million shares, respectively, of our common stock at a total cost of $223 million and $266 million, respectively, under Rule 10b5-1 trading plans authorized under our share repurchase programs.
11. Earnings (Loss) per Common Share
Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(32,261)	$135,850	$334,218	$511,662
Preferred stock dividends	3,643	3,994	10,779	11,922
Net income (loss) attributable to SLM Corporation common stock	$(35,904)	$131,856	$323,439	$499,740
Denominator:
Weighted average shares used to compute basic EPS	185,566	207,144	189,831	209,023
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and Employee Stock Purchase Plan (“ESPP”) (1)(2)	—	3,463	2,280	3,899
Weighted average shares used to compute diluted EPS	185,566	210,607	192,111	212,922

Basic earnings (loss) per common share	$(0.19)	$0.64	$1.70	$2.39

Diluted earnings (loss) per common share	$(0.19)	$0.63	$1.68	$2.35

(1)     Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units, dividend equivalent units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2) For the three months ended September 30, 2026 and 2025, securities covering approximately 5 million shares and less than 1 million shares, respectively, and for both the nine months ended September 30, 2026 and 2025, securities covering less than 1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the nine months ended September 30, 2026, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2026				December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading investments	$—	$—	$41,308	$41,308	$—	$—	$49,250	$49,250
Available-for-sale investments	—	2,845,845	1,264	2,847,109	—	1,756,178	1,892	1,758,070
Derivative instruments	—	1	—	1	—	—	—	—
Total	$—	$2,845,846	$42,572	$2,888,418	$—	$1,756,178	$51,142	$1,807,320

Liabilities:
Derivative instruments	$—	$—	$—	$—	$—	$(8)	$—	$(8)
Total	$—	$—	$—	$—	$—	$(8)	$—	$(8)

12.	Fair Value Measurements (Continued)
The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis.

	Nine Months Ended September 30,
	2026			2025
	Investments			Investments
(Dollars in thousands)	Available-For-Sale - Debt Securities	Trading - Residual Interests	Total	Available-For-Sale - Debt Securities	Trading - Residual Interests	Total
Balance, beginning of period	$1,892	$49,250	$51,142	$2,689	$53,262	$55,951
Total gains/(losses):
Included in earnings (or changes in net assets)(1)	(15)	(7,662)	(7,677)	16	1,748	1,764
Included in other comprehensive income	(6)	—	(6)	(3)	—	(3)
Settlements	(607)	(280)	(887)	(638)	(3,047)	(3,685)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$1,264	$41,308	$42,572	$2,064	$51,963	$54,027

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$(6)	$—	$(6)	$(3)	$—	$(3)
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period(2)	$—	$(7,662)	$(7,662)	$—	$1,748	$1,748

(1) Included in earnings (or changes in net assets) is comprised of the amounts recorded in the specified line item in the consolidated statements of operations:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Interest Income - Investments	$(15)	$16
Losses on securities, net	(7,662)	1,748
Total	$(7,677)	$1,764

(2) Recorded in "losses on securities, net" in the consolidated statements of operations.

The following table presents the significant unobservable inputs used in the recurring valuations of the Level 3 financial instruments detailed above.

As of September 30, 2026 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Debt Securities	$1,264	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	2.9%-17.9% (10.3%)
Residual Interests	41,308	Discounted cash flow	Constant Prepayment Rate	7.0%-10.9% (8.3%)
			Probability of default	2.9%-17.9% (10.3%)
Total	$42,572

12.	Fair Value Measurements (Continued)
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets:
Loans held for investment, net:
Private Education Loans	$22,736,469	$20,626,170	$2,110,299	$23,198,134	$20,332,124	$2,866,010
Loans held for sale	1,455,605	1,442,105	13,500	947,078	933,256	13,822
Cash and cash equivalents	2,165,175	2,165,175	—	4,241,265	4,241,265	—
Trading investments	41,308	41,308	—	49,250	49,250	—
Available-for-sale investments	2,847,109	2,847,109	—	1,758,070	1,758,070	—
Accrued interest receivable	1,733,869	1,680,595	53,274	1,662,640	1,562,811	99,829
Derivative instruments	1	1	—	—	—	—
Total earning assets	$30,979,536	$28,802,463	$2,177,073	$31,856,437	$28,876,776	$2,979,661
Interest-bearing liabilities:
Money-market and savings accounts	$10,290,813	$10,346,208	$55,395	$11,187,471	$11,182,022	$(5,449)
Certificates of deposit	10,281,049	10,413,512	132,463	9,830,811	9,877,945	47,134
Short-term borrowings	898,729	898,729	—	489,802	498,415	8,613
Long-term borrowings	5,447,200	5,535,923	88,723	5,376,909	5,362,494	(14,415)
Accrued interest payable	85,358	85,358	—	97,524	97,524	—
Derivative instruments	—	—	—	8	8	—
Total interest-bearing liabilities	$27,003,149	$27,279,730	$276,581	$26,982,525	$27,018,408	$35,883

Excess of net asset fair value over carrying value			$2,453,654			$3,015,544
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

(Dollars in thousands)	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
	Amount	Ratio	Amount		Ratio
As of September 30, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,958,577	11.2%	$1,855,452	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,958,577	11.2%	$2,253,049	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,304,955	12.5%	$2,783,178	>	10.5%
Tier 1 Capital (to Average Assets)	$2,958,577	10.3%	$1,147,761	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

13.	Regulatory Capital (Continued)
Bank Dividends

The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as necessary. The Bank declared $50 million and $450 million in dividends to the Company for the three and nine months ended September 30, 2026, respectively, and $100 million and $294 million in dividends to the Company for the three and nine months ended September 30, 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends.

14. Commitments, Contingencies and Guarantees
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period that we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2026, we had $3.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $672 million of contractual loan commitments associated with loans classified as held for sale. At September 30, 2026, we had a $94 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies - Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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
Securities Class Action Litigation
On December 19, 2025, a putative securities class action lawsuit was filed against SLM Corporation and certain of its officers in the United States District Court for the District of New Jersey, captioned Zappia v. SLM Corporation, et al. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities and Exchange Act of 1934, on behalf of a putative class of persons and entities who purchased (or otherwise acquired) the Company’s securities. The complaint contends that certain statements made by the Company and certain of its officers were allegedly false or misleading, and seeks unspecified damages on behalf of the putative class. The Company intends to defend itself vigorously. Plaintiff filed a Motion to Appoint Lead Plaintiff on February 17, 2026; the Court granted that motion on April 1, 2026. On June 8, 2026, Plaintiff filed his First Amended Class Action Complaint. On August 7, 2026, the Company filed a Motion to Dismiss. On October 6, 2026, Plaintiff filed an opposition brief in response to the Company’s Motion to Dismiss.

14.	Commitments, Contingencies and Guarantees (Continued)
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
The following table illustrates the significant expense categories and amounts regularly provided to the CEO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Non-interest expenses:
Compensation and benefits	$98,443	$83,667	$302,142	$259,397
Professional fees	83,227	58,429	168,439	120,557
Technology expenses	21,223	19,910	63,062	56,938
FDIC assessment fees	5,455	6,511	15,039	28,696
Other operating expenses	11,719	11,041	36,042	33,904
Total operating expenses	220,067	179,558	584,724	499,492
Acquired intangible assets impairment and amortization expense	635	846	2,062	2,765
Total non-interest expenses	$220,702	$180,404	$586,786	$502,257

16. Subsequent Events
Restructuring Activities
In October 2026, we initiated a restructuring program to better align the Company’s workforce and resources with its strategic priorities, reduce costs, and improve operational efficiency. The restructuring program involves a reduction of our workforce by less than 5 percent, contract termination costs, and certain other exit costs to improve our cost structure prospectively. In connection with these actions, we estimate total restructuring expenses to be between $16 million and $18 million, most of which are cash charges related to employee severance and other termination benefits. We expect to substantially complete execution of the restructuring program, and to incur substantially all of the associated charges, by the end of the second quarter of 2027.
2026 Loan Sale
On October 21, 2026, we sold Private Education Loans to our existing strategic partner including $113 million in principal, $3 million in capitalized interest and $0.1 million in accrued interest. The loan sales included the amounts that were classified as held for sale as of September 30, 2026, which consist of newly originated loans, some of which were not fully-disbursed.
As the loan sale included newly originated loans that were not fully-disbursed, the resulting gain on sale expressed as a percentage was in the low single-digits. The gain will be recognized in the fourth quarter 2026 consolidated statements of income. The transaction qualified for sale treatment and removed the balance of the loans from our balance sheet on the settlement date. We will continue to service these loans and provide loan program management pursuant to the terms of the applicable transaction documents.

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
References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae,” “SLM,” and the “Company” refer to SLM Corporation and/or its subsidiaries, except as otherwise indicated or unless the context otherwise requires.
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
Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors, many of which are difficult to predict and generally beyond the Company’s control, which may cause actual results to differ materially from those reflected in such forward-looking statements. There can be no assurance that future developments affecting the Company will be as anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, implied by, or projected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A., “Risk Factors,” and elsewhere in the Company’s most recently filed Annual Report on Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; failure to comply with consumer protection, banking, and other laws or regulations; changes in laws, regulations, and supervisory expectations, especially in light of the goals of the current federal administration; the ability to timely develop new products and services and the acceptance of those products and services by potential and existing customers; changes in accounting standards and related changes in significant accounting estimates, including those regarding the measurement of the Company’s allowance for credit losses and the related provision expense; any adverse outcomes in significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; the effectiveness of the Company’s risk management framework and quantitative models; changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws); and changes in the demand for the Company’s deposit products, including changes caused by new or emerging market entrants or technologies. The Company could also be affected by, among other things, changes in funding costs and availability; reductions to credit ratings; cybersecurity incidents, cyberattacks, risks related to artificial intelligence (“AI”), and other failures or breaches of operating systems or infrastructure, including those of third-party vendors; the societal, demographic, business, and legislative/regulatory impacts of pandemics, other public health crises, severe weather events, and/or natural disasters; damage to reputation; risks associated with restructuring initiatives, including failures to successfully implement cost-cutting programs and the adverse effects of such initiatives on the business; changes in the demand for higher education, educational financing, or financing preferences of lenders, educational institutions, students, and their families, including changes to the amount or availability of funding that educational institutions, students, or their families receive from government sources; changes in laws and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; changes in customer creditworthiness; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of earning assets versus funding arrangements; the Company’s ability to execute loan sales at prices acceptable to the Company as a consequence of any changes in the macroeconomic environment, including interest rates; rates of prepayments on loans owned by the Company; and changes in general economic or macroeconomic conditions, including, but not limited to, changes due to inflation, stagflation, recession, shifts in the labor market, and changes to government policies or initiatives, such as tariffs, trade wars, wars, immigration, and student visa policies, which could negatively impact consumer or business sentiment, demand for higher education, demand for student loans, financial and business results and/or modeling, and the ability to successfully effectuate any acquisitions, strategic partnerships, or initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect.
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
Recent Developments
In September 2026, we entered into a new strategic partnership with a leading global investment firm and sold an initial $143 million of Private Education Loans, including $129 million of principal and $14 million of capitalized interest. Under this strategic partnership, we will sell Private Education Loans while maintaining the relationships with customers, retaining servicing for the sold loans, and earning ongoing fees for providing service and program management, including industry expertise.
Selected Financial Information and Ratios

(In thousands, except per share data and percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to SLM Corporation common stock	$(35,904)	$131,856	$323,439	$499,740
Diluted earnings (loss) per common share	$(0.19)	$0.63	$1.68	$2.35
Weighted average shares used to compute diluted earnings (loss) per common share	185,566	210,607	192,111	212,922
Return on Assets(1)	(0.4)%	1.9%	1.5%	2.3%
Efficiency ratio(2)	58.8%	33.1%	43.9%	32.8%

Other Operating Statistics (Held for Investment)
Ending Private Education Loans, net	$20,626,170	$21,615,067	$20,626,170	$21,615,067
Average education loans	$21,687,091	$22,263,445	$22,044,533	$22,578,272

(1) We calculate and report our Return on Assets as the ratio of (a) GAAP net income (loss) numerator (annualized) to (b) the GAAP total average assets denominator.
(2) We calculate and report on our Efficiency ratio as the ratio of (a) GAAP total non-interest expenses to (b) the sum of GAAP net interest income plus GAAP total non-interest income.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2026.
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

Results of Operations
We present the results of operations below on a consolidated basis in accordance with GAAP.

GAAP Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Interest income:
Loans	$559	$594	$(35)	(6)%	$1,701	$1,790	$(89)	(5)%
Investments	32	15	17	113	64	43	21	49
Cash and cash equivalents	25	49	(24)	(49)	103	137	(34)	(25)
Total interest income	616	658	(42)	(6)	1,868	1,970	(102)	(5)
Total interest expense	277	285	(8)	(3)	820	846	(26)	(3)
Net interest income	339	373	(34)	(9)	1,048	1,125	(77)	(7)
Less: provisions for credit losses	214	179	35	20	328	351	(23)	(7)
Net interest income after provisions for credit losses	126	194	(68)	(35)	720	773	(53)	(7)
Non-interest income:
Gains on sales of loans, net	4	136	(132)	(97)	165	324	(159)	(49)
Gains (losses) on securities, net	(14)	5	(19)	(380)	(8)	(8)	—	—
Other income	46	32	14	44	132	90	42	47
Total non-interest income	36	173	(137)	(79)	289	406	(117)	(29)
Non-interest expenses:
Total operating expenses	220	180	40	22	585	499	86	17
Acquired intangible assets amortization expense	1	1	—	—	2	3	(1)	(33)
Total non-interest expenses	221	180	40	22	587	502	85	17
Income (loss) before income tax (benefit) expense	(59)	186	(245)	(132)	422	677	(255)	(38)
Income tax (benefit) expense	(27)	50	(77)	(154)	88	165	(77)	(47)
Net income (loss)	(32)	136	(168)	(124)	334	512	(178)	(35)
Preferred stock dividends	4	4	—	—	11	12	(1)	(8)
Net income (loss) attributable to SLM Corporation common stock	$(36)	$132	$(168)	(127)%	$323	$500	$(177)	(35)%
Basic earnings (loss) per common share	$(0.19)	$0.64	$(0.83)	(130)%	$1.70	$2.39	$(0.69)	(29)%
Diluted earnings (loss) per common share	$(0.19)	$0.63	$(0.82)	(130)%	$1.68	$2.35	$(0.67)	(29)%
Declared dividends per common share	$0.13	$0.13	$—	—%	$0.39	$0.39	$—	—%
Note: Due to rounding, amounts in this table may not sum to totals.

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
For the three months ended September 30, 2026, net loss attributable to common stock was $36 million, or $0.19 loss per common share, compared with net income attributable to common stock of $132 million, or $0.63 diluted earnings per common share, for the three months ended September 30, 2025.
The primary drivers of changes in net loss for the current quarter compared with net income in the year-ago quarter are as follows:
•Net interest income decreased by $34 million in the current quarter compared with the year-ago quarter primarily due to a 33-basis point decrease in our net interest margin and a $0.6 billion decrease in our average Private Education Loans outstanding. Our net interest margin decreased in the current quarter from the year-ago quarter primarily because the yields on our interest-earning assets decreased more than our cost of funds decreased. The yields on both our interest-earning assets and our cost of funds decreased primarily due to the decline in the 30-day average SOFR rate compared to the year-ago quarter. Historically, the yields on our interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in the yields on our interest-earning assets decreasing more than the yields on our interest-bearing liabilities.
•Provision for credit losses in the current quarter was $214 million, compared with $179 million of provisions in the year-ago quarter. The year-over-year increase was due to new loan commitments, net of expired commitments, offset by $9 million negative provisions resulting from the $318 million Private Education Loan sales that occurred in the quarter. In the year-ago quarter, the provision for credit losses was primarily affected by $119 million negative provisions resulting from the $1.94 billion Private Education Loan sale during the third quarter of 2025, offset by new loan commitments, net of expired commitments, and changes in the economic outlook.
•Gains on sales of loans, net, were $4 million in the third quarter of 2026, as a result of the $318 million Private Education Loan sales that occurred in the quarter. There were $136 million in gains on sales, net, in the year-ago quarter, as a result of the $1.94 billion Private Education Loan sale that occurred in the third quarter of 2025.
•Gains (losses) on securities, net, were $14 million in losses in the current quarter compared with $5 million of losses in the year-ago quarter. The change year-over-year was primarily due to changes in mark-to-fair value of our trading investments.
•Other income was $46 million in the third quarter of 2026, compared with $32 million in the year-ago quarter. Third-party servicing fees in the third quarter of 2026 increased $6 million compared to the year-ago quarter due to an additional $4.75 billion of loan principal balance sold during the past year that we continue to service on behalf of the owners of the loans. Other income also increased due to the program management fees from the strategic partnership we entered into during the fourth quarter of 2025.
•Third quarter 2026 total operating expenses were $220 million, up from $180 million in the year-ago quarter. The increase in total operating expenses was primarily due to increased personnel costs, additional marketing spend, and higher spending on information technology initiatives, offset by lower FDIC fees.
•During the third quarter of 2026, we recorded $1 million in amortization of acquired intangible assets, consistent with $1 million in the year-ago quarter.
•Third quarter 2026 income tax benefit was $27 million, compared with $50 million income tax expense in the year-ago quarter. Our effective income tax rate increased to 45.2 percent in the third quarter of 2026 from 26.9 percent in the year-ago quarter. The increase in the effective rate for the third quarter of 2026 was primarily due to the tax benefit from the release of an uncertain tax position.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, net income attributable to common stock was $323 million, or $1.68 diluted earnings per common share, compared with net income attributable to common stock of $500 million, or $2.35 diluted earnings per common share, for the nine months ended September 30, 2025.
The primary drivers of changes in net income for the first nine months of 2026 compared with the first nine months of 2025 are as follows:
•Net interest income decreased by $77 million in the first nine months of 2026 compared with the year-ago period primarily due to a 29-basis point decrease in our net interest margin and a $0.5 billion decrease in our average Private Education Loans compared to the year-ago period. Our net interest margin decreased in the current period from the year-ago period primarily because the yields on our interest-earning assets decreased more than our cost of funds decreased. The yields on both our interest-earning assets and our cost of funds decreased primarily due to the decline in the 30-day average SOFR rate compared to the year-ago period. Historically, the yields on our interest-earning assets reprice more quickly than our cost of funds. As such, the impacts of the declining interest rate environment on our interest-bearing liabilities were delayed when compared to our interest-earning assets, resulting in the yields on our interest-earning assets decreasing more than the yields on our interest-bearing liabilities.
•Provision for credit losses in the nine months ended September 30, 2026 was $328 million, compared with $351 million of provisions in the year-ago period. The year-over-year decrease was primarily due to $140 million in negative provisions recorded in the first nine months of 2026, resulting from the $4.07 billion in Private Education Loan sales during the first nine months of 2026, offset by new loan commitments, net of expired commitments. In the year-ago period, the provision for credit losses was primarily affected by new loan commitments, net of expired commitments, and changes in economic outlook, offset by $235 million in negative provisions resulting from the $3.94 billion Private Education Loan sales during the first nine months of 2025.
•Gains on sales of loans, net, were $165 million in the nine months ended September 30, 2026, as a result of the $4.07 billion Private Education Loan sales that occurred in the period. There were $324 million gains on sales of loans, net, in the year-ago period, as a result of the $3.94 billion in Private Education Loan sales that occurred in the first nine months of 2025. Gains on sales of loans, net, in the in the first nine months of 2026 was less than the year-ago quarter primarily due to the January 2026, April 2026, and July 2026 loan sales, which included newly originated loans for the existing strategic partner that were not fully-disbursed, and causing the resulting gain on sale expressed as a percentage to be in the low single digits. Additionally, due to market driven dynamics, pricing in the seasoned loan sales during the first nine months of 2026 were also lower compared to the loan sales in the year-ago period.
•Gains (losses) on securities, net, were $8 million in losses in the first nine months of 2026, consistent with $8 million of losses in the year-ago period.
•Other income was $132 million in the first nine months of 2026, compared with $90 million in the year-ago period. Third-party servicing fees in the first nine months of 2026 increased $21 million compared to the year-ago period due to an additional $4.75 billion of loan principal balance sold during the past year that we continue to service on behalf of the owners of the loans. Other income also increased due to the program management fees from the strategic partnership we entered into during the fourth quarter of 2025.
•Total operating expenses for the first nine months of 2026 were $585 million, up from $499 million in the year-ago period. The increase in total operating expenses was primarily due to increased personnel costs, additional marketing spend, and higher spending on information technology initiatives, offset by lower FDIC fees.
•During the first nine months of 2026, we recorded $2 million in amortization of acquired intangible assets, compared with $3 million in the year-ago period. The decrease was a result of an increase in amortization recorded on our customer relationships in the year-ago period in accordance with the accelerated amortization method.
•Income tax expense for the nine months ended September 30, 2026 was $88 million, compared with $165 million income tax expense in the year-ago period. Our effective income tax rate decreased to 20.8 percent in the first nine months of 2026 from 24.4 percent in the year-ago period. The decrease in the effective rate for the first nine months of 2026 was primarily due to the tax benefit from the release of an uncertain tax position.

Financial Condition
Average Balance Sheets
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$21,687,091	10.22%	$22,263,445	10.58%	$22,044,533	10.31%	$22,578,272	10.60%
Taxable securities	3,166,205	3.99	1,802,664	3.29	2,313,811	3.70	1,839,040	3.16
Cash and other short-term investments	2,878,835	3.54	4,481,134	4.35	3,856,524	3.58	4,210,761	4.37
Total interest-earning assets	27,732,131	8.82%	28,547,243	9.14%	28,214,868	8.85%	28,628,073	9.20%

Non-interest-earning assets	1,169,619		581,612		901,837		542,589

Total assets	$28,901,750		$29,128,855		$29,116,705		$29,170,662

Average Liabilities and Equity
Brokered deposits	$8,641,364	4.00%	$8,043,304	4.07%	$8,650,168	3.84%	$8,637,092	4.03%
Retail and other deposits	11,616,653	3.83	12,171,841	4.13	11,838,799	3.87	11,712,073	4.17
Other interest-bearing liabilities(1)	5,856,268	5.29	6,388,767	4.68	5,896,537	5.19	6,377,364	4.61
Total interest-bearing liabilities	26,114,285	4.21%	26,603,912	4.24%	26,385,504	4.16%	26,726,529	4.23%

Non-interest-bearing liabilities	434,040		118,282		309,671		85,781
Equity	2,353,425		2,406,661		2,421,530		2,358,352
Total liabilities and equity	$28,901,750		$29,128,855		$29,116,705		$29,170,662

Net interest margin		4.85%		5.18%		4.96%		5.25%

(1) Includes the average balance of our unsecured borrowings, as well as secured borrowings and amortization expense of transaction costs related to our term asset-backed securitizations, our Secured Borrowing Facility and our Secured Warehouse Facility.

Rate/Volume Analysis
The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes to changes in interest income, interest expense, and net interest income.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2026 vs. 2025
Interest income	$(41,105)	$(22,624)	$(18,481)
Interest expense	(7,450)	(2,241)	(5,209)
Net interest income	$(33,655)	$(23,215)	$(10,440)

Nine Months Ended September 30, 2026 vs. 2025
Interest income	$(102,590)	$(74,448)	$(28,142)
Interest expense	(25,377)	(14,666)	(10,711)
Net interest income	$(77,213)	$(61,164)	$(16,049)

(1) Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Loans Held for Investment Portfolio
Ending Loans Held for Investment Balances, net

	Total Loans Held for Investment (Private Education Loans)
(Dollars in thousands)	September 30, 2026	December 31, 2025
Total loan portfolio:
In-school(1)	$3,675,152	$3,983,859
Grace, repayment and other(2)	18,290,865	17,676,575
Total, gross	21,966,017	21,660,434
Deferred origination costs and unamortized premium/(discount)	109,767	102,008
Allowance for credit losses	(1,449,614)	(1,430,318)
Total loans held for investment portfolio, net	$20,626,170	$20,332,124

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

Average Loans Held for Investment Balances (net of unamortized premium/(discount))

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Private Education Loans	$21,687,091	$22,263,445	$22,044,533	$22,578,272

Loans Held for Investment, Net — Activity

Total Loans Held for Investment (Private Education Loans), net (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$19,531,493	$21,160,332	$20,332,124	$20,902,158
Acquisitions and originations:
Fixed-rate	2,832,983	2,499,716	5,349,428	5,543,161
Variable-rate	675,580	456,993	1,271,963	887,742
Total acquisitions and originations	3,508,563	2,956,709	6,621,391	6,430,903
Capitalized interest and deferred origination cost premium amortization	113,692	119,125	395,419	380,415
Sales	(6,007)	(1,778,089)	(2,056,490)	(3,625,823)
Loan consolidations to third parties	(374,954)	(232,520)	(1,030,123)	(668,258)
Allowance	(95,600)	(56,596)	(19,296)	(90,185)
Transfer to loans held for sale	(1,502,931)	—	(1,897,894)	—
Repayments and other	(548,086)	(553,894)	(1,718,961)	(1,714,143)
Ending balance	$20,626,170	$21,615,067	$20,626,170	$21,615,067

“Loan consolidations to third parties” and “Repayments and other” are both significantly affected by the volume of loans in our held for investment portfolio in P&I repayment status. Loans in P&I repayment status include loans in full principal and interest repayment status as well as certain loans in short-term interest-only payment programs (such as loans in a Graduated Repayment Period program and loans in a short-term interest only alternative program). The amount of loans in P&I repayment status in our Private Education Loans held for investment portfolio at September 30, 2026 increased by 2.9 percent compared with September 30, 2025, and now totals 41.5 percent of our Private Education Loans held for investment portfolio at September 30, 2026. The balance of loans held for investment in P&I repayment status was primarily affected in 2025 and the first nine months of 2026 by loan sales.
“Loan consolidations to third parties” for the three months ended September 30, 2026 total 4.4 percent of our Private Education Loans held for investment portfolio in P&I repayment status at September 30, 2026, or 1.8 percent of our total Private Education Loans held for investment portfolio at September 30, 2026, compared with the year-ago quarter of 2.8 percent of our Private Education Loans held for investment portfolio in P&I repayment status, or 1.1 percent of our total Private Education Loans held for investment portfolio, respectively. The increase in consolidations compared to the year-ago quarter is primarily attributable to a higher volume of borrowers availing themselves of comparatively lower interest rates in 2026 than when their loans were originated. Historical experience has shown that loan consolidation activity is heightened in the period when the loan initially enters full principal and interest repayment status and then subsides over time.
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

	Three Months Ended September 30,
(Dollars in thousands)	2026	%	2025	%
Smart Option - interest only(1)	$724,105	21%	$632,777	21%
Smart Option - fixed pay(1)	973,133	29	961,291	33
Smart Option - deferred(1)	1,101,390	33	1,079,012	37
Graduate Loan(2)	575,905	17	263,313	9
Parent Loan(3)	8,530	—	—	—
Total Private Education Loan originations	$3,383,063	100%	$2,936,393	100%

Percentage of loans with a cosigner	91.7%		94.5%
Average FICO at approval(4)	757		756

	Nine Months Ended September 30,
(Dollars in thousands)	2026	%	2025	%
Smart Option - interest only(1)	$1,462,057	21%	$1,267,613	20%
Smart Option - fixed pay(1)	2,154,152	31	2,103,942	33
Smart Option - deferred(1)	2,423,813	35	2,440,855	38
Graduate Loan(2)	956,975	13	581,063	9
Parent Loan(3)	8,530	—	—	—
Total Private Education Loan originations	$7,005,527	100%	$6,393,473	100%

Percentage of loans with a cosigner	92.1%		92.9%
Average FICO at approval(4)	756		754

(1) Interest only, fixed pay, and deferred describe the payment option while in school or in grace period. See Item 1. “Business - Our Business - Private Education Loans” in the 2025 Form 10-K for a further discussion.
(2) For the three months ended September 30, 2026, the Graduate Loan originations includes $1.0 million of Parent Loans and $13.7 million of Smart Option Loans where the student was in a graduate status. For the three months ended September 30, 2025, the Graduate Loan originations include $9.2 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2026, the Graduate Loan originations includes $1.0 million of Parent Loans and $26.0 million of Smart Option Loans where the student was in a graduate status. For the nine months ended September 30, 2025, the Graduate Loan originations include $21.1 million of Smart Option Loans where the student was in a graduate status.
(3) We began originating the new Parent Loan in July 2026.
(4) Represents the higher credit score of the cosigner or the borrower.

Allowance for Credit Losses
Allowance for Loan Losses Activity

Total Portfolio (Private Education Loans) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$1,354,014	$1,469,509	$1,430,318	$1,435,920
Transfer from unfunded commitment liability(1)	125,541	109,422	253,044	242,434
Less:
Charge-offs(2)	(105,676)	(91,072)	(330,725)	(284,841)
Plus:
Recoveries	15,290	13,541	38,721	36,868
Provisions for credit losses:
Provision, current period	103,063	143,498	244,589	330,976
Loan sale reduction to provision	(8,984)	(118,794)	(139,896)	(235,253)
Loans transferred to held for sale	(33,634)	—	(46,437)	—
Total provisions for credit losses(3)	60,445	24,704	58,256	95,723
Ending balance	$1,449,614	$1,526,104	$1,449,614	$1,526,104

(1)  See Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments,” in this Form 10-Q for a summary of the activity in the allowance for and balance of unfunded loan commitments, respectively.
(2)  The above table excludes the initial allowance and immediate charge-off of $19.1 million of loans previously charged off by unconsolidated Private Education Loan Securitizations that were purchased by the Company during the three and nine months ended September 30, 2026 following the exercise of optional clean-up calls.
(3)  The following table provides a reconciliation of the provisions for credit losses reported in the consolidated statements of operations.

Consolidated Statements of Operations Provisions for Credit Losses Reconciliation	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Private Education Loan provisions for credit losses:
Provisions for loan losses	$60,445	$24,704	$58,256	$95,723
Provisions for unfunded loan commitments	153,230	154,758	269,616	255,743
Provisions for credit losses reported in consolidated statements of operations	$213,675	$179,462	$327,872	$351,466

Private Education Loan Allowance for Credit Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2026, we considered several factors with respect to our Private Education Loan held for investment portfolio, in particular, credit quality and delinquency, forbearance, and charge-off trends.
Private Education Loans held for investment in P&I repayment status were 42 percent of our total Private Education Loans held for investment portfolio at September 30, 2026, compared with 38 percent at September 30, 2025.
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

Private Education Loans Held for Investment	2026		2025
September 30, (dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,553,144		$6,405,768
Loans in forbearance(2)	369,432		331,761
Loans in repayment and percentage of each status:
Loans current	15,369,029	95.8%	15,638,904	96.0%
Loans delinquent 30-59 days(3)	351,102	2.2	335,312	2.0
Loans delinquent 60-89 days(3)	173,755	1.1	173,135	1.1
Loans 90 days or greater past due(3)	149,555	0.9	145,119	0.9
Total Private Education Loans in repayment	16,043,441	100.0%	16,292,470	100.0%
Total Private Education Loans, gross	21,966,017		23,029,999
Private Education Loans deferred origination costs and unamortized premium/(discount)	109,767		111,172
Total Private Education Loans	22,075,784		23,141,171
Private Education Loans allowance for losses	(1,449,614)		(1,526,104)
Private Education Loans, net	$20,626,170		$21,615,067
Percentage of loans in repayment		73.0%		70.7%
Delinquencies as a percentage of loans in repayment		4.2%		4.0%
Percentage of loans in forbearance:
Percentage of loans in an extended grace period(4)		1.1%		1.0%
Percentage of loans in hardship and other forbearances(5)		1.2%		1.0%
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
(4)We calculate the percentage of loans in an extended grace period as the ratio of (a) Private Education Loans in forbearance in an extended grace period numerator to (b) Private Education Loans in repayment and forbearance denominator. An extended grace period aligns with The Office of the Comptroller of the Currency definition of an additional, consecutive, one-time period during which no payment is required for up to six months after the initial grace period. We typically grant this extended grace period to customers who may be having difficulty finding employment before the full principal and interest repayment period starts or once it has begun. Loans in forbearance in an extended grace period were approximately $181 million and $165 million at September 30, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.
(5)We calculate the percentage of loans in hardship and other forbearances as the ratio of (a) Private Education Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) numerator to (b) Private Education Loans in repayment and forbearance denominator. If the customer is in financial hardship, we work with the customer and/or cosigner and identify any available alternative arrangements designed to reduce monthly payment obligations, which may include a short-term hardship forbearance. Loans in hardship and other forbearances (excluding loans in an extended grace period and delinquent loans in disaster forbearance) were approximately $189 million and $166 million at September 30, 2026 and 2025, respectively. See “— Use of Forbearance and Rate Modifications as a Private Education Loan Collection Tool” below for additional details.

Delinquencies as a percentage of Private Education Loans (held for investment) in repayment increased to 4.2 percent at September 30, 2026 from 4.0 percent at September 30, 2025. We believe the increase in the delinquency metric is primarily driven by misaligned third-party debt resolution practices affecting a segment of high-ability-to-pay borrowers resulting in their loans progressing straight through delinquency to default. Also impacting the delinquency percentage, was a shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model and the larger size of the recent repayment cohort compared to prior quarters. $0.9 billion of newly originated loans were transferred to held for sale status during the third quarter of 2026. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. See additional discussion related to collections activity in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Credit Losses — Use of Forbearance and Modifications as a Private Education Loan Collection Tool” in the 2025 Form 10-K.

The percentage of loans in an extended grace forbearance remained relatively consistent at 1.1 percent and 1.0 percent at September 30, 2026 and September 30, 2025, respectively.
The percentage of loans in hardship and other forbearances increased to 1.2 percent from 1.0 percent at September 30, 2026 and September 30, 2025. The increase was primarily due to the size and timing of this year’s repayment cohort compared to prior quarters. Also impacting the percentage of loans in hardship and other forbearances, was a shift in the composition of the loans in repayment portfolio (which does not include the loans held for sale) due to the sale of younger loans as part of our strategic partnership funding model. $0.9 billion of newly originated loans were transferred to held for sale status during the third quarter of 2026. See Note 16, “Subsequent Events” in this Form 10-Q for additional information. The percentage of loans in hardship and other forbearances
For additional discussion of our strategic partnership funding model, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures — Funding Sources — Loan Sales” in the 2025 Form 10-K.

Changes in Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan (held for investment) losses and the allowance for unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for loan losses, beginning balance	$1,354,014	$1,469,509	$1,430,318	$1,435,920
Transfer from allowance for unfunded loan commitments(1)	125,541	109,422	253,044	242,434
Provisions:
Provision for current period	103,063	143,498	244,589	330,976
Loan sale reduction to provision	(8,984)	(118,794)	(139,896)	(235,253)
Loans transferred from held for sale	(33,634)	—	(46,437)	—
Total provisions(2)	60,445	24,704	58,256	95,723
Net charge-offs:
Charge-offs(3)	(105,676)	(91,072)	(330,725)	(284,841)
Recoveries	15,290	13,541	38,721	36,868
Net charge-offs	(90,386)	(77,531)	(292,004)	(247,973)
Allowance for loan losses, ending balance	$1,449,614	$1,526,104	$1,449,614	$1,526,104
Allowance for unfunded loan commitments, beginning balance(1)	66,015	52,541	77,132	84,568
Provision(2)(4)	153,230	154,758	269,616	255,743
Transfer to allowance for loan losses	(125,541)	(109,422)	(253,044)	(242,434)
Allowance for unfunded loan commitments, ending balance(1)	93,704	97,877	93,704	97,877
Total allowance for credit losses, ending balance	$1,543,318	$1,623,981	$1,543,318	$1,623,981
Total Allowance Percentage of Private Education Loan Exposure(6)	5.89%	5.93%	5.89%	5.93%
Allowance for loan losses coverage of net charge-offs (annualized)(3)	4.01	4.92	3.72	4.62
Net charge-offs as a percentage of average loans in repayment (annualized)(3)(4)	2.32%	1.95%	2.47%	2.06%
Delinquencies as a percentage of ending loans in repayment(5)	4.20%	4.01%	4.20%	4.01%
Loans in forbearance as a percentage of ending loans in repayment and forbearance(5)	2.25%	2.00%	2.25%	2.00%
Ending total loans, gross	$21,966,017	$23,029,999	$21,966,017	$23,029,999
Average loans in repayment(5)	$15,607,233	$15,870,798	$15,756,540	$16,027,567
Ending loans in repayment(5)	$16,043,441	$16,292,470	$16,043,441	$16,292,470
Unfunded loan commitments for loans held for investment(7)	$2,544,083	$2,673,369	$2,544,083	$2,673,369
Total accrued interest receivable	$1,674,856	$1,693,268	$1,674,856	$1,693,268
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
(3) The above table excludes the initial allowance and immediate charge-off of $19.1 million of loans previously charged off by unconsolidated Private Education Loan Securitizations that were purchased by the Company during the three and nine months ended September 30, 2026 following the exercise of optional clean-up calls.
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
(7) Unfunded loan commitments for loans held for investment and the calculation of the Total Allowance Percentage of Private Education Loan Exposure do not include $672 million of unfunded loan commitments associated with loans classified as held for sale at September 30, 2026. Due to the near-term timing of the loan sale and credit quality of the loans, we believe there is no risk of credit loss and are not recording an allowance for the unfunded loan commitments related to the loans classified as held for sale.

Net charge-offs for the three months ended September 30, 2026 were $90 million, compared with $78 million in the three months ended September 30, 2025. Net charge-offs for the nine months ended September 30, 2026 were $292 million, compared with $248 million in the nine months ended September 30, 2025. The increases were primarily driven by misaligned third-party debt resolution practices affecting a segment of high-ability-to-pay borrowers resulting in their loans progressing straight through delinquency to default, and our resulting shift in recovery strategies, pausing the majority of third-party recovery activities while we continue to develop and implement a more effective, customer-aligned approach to delinquencies, charge-offs, and recoveries.
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
We offer certain other administrative forbearances (e.g., death and disability, bankruptcy, and military service) that are required by law (such as by the Servicemembers Civil Relief Act), as well as in school assistance, that are considered separate from our active loss mitigation programs, or do not exceed the significance threshold. We do not consider borrowers eligible for these other administrative forbearances to be experiencing financial difficulty.
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
Delinquency Trends by Active Repayment Status
The tables below show the composition and status of the Private Education Loan portfolio held for investment aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status generally decreases the longer the loans have been in active repayment status. At September 30, 2026, Private Education Loans (held for investment) in forbearance that have been in active repayment status for fewer than 25 months as a percentage of all loans in repayment and forbearance were 1.7 percent. At September 30, 2026, approximately 74 percent of our Private Education Loans (held for investment) in forbearance status have been in active repayment status for fewer than 25 months.

As of September 30, 2026 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,553	$5,553
Loans in forbearance	214	60	31	25	40	—	370
Loans in repayment - current	4,968	3,122	1,756	1,488	4,035	—	15,369
Loans in repayment - delinquent 30-59 days	99	49	43	39	121	—	351
Loans in repayment - delinquent 60-89 days	58	23	21	19	53	—	174
Loans in repayment - 90 days or greater past due	43	20	19	18	49	—	149
Total	$5,382	$3,274	$1,870	$1,589	$4,298	$5,553	21,966
Deferred origination costs and unamortized premium/(discount)							110
Allowance for credit losses							(1,450)
Total Private Education Loans, net							$20,626

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.30%	0.37%	0.19%	0.15%	0.24%	—%	2.25%

As of September 30, 2025 (dollars in millions)	Private Education Loans Held for Investment Aged by Number of Months in Active Repayment Status					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,406	$6,406
Loans in forbearance	199	50	31	20	32	—	332
Loans in repayment - current	5,729	2,820	1,979	1,495	3,616	—	15,639
Loans in repayment - delinquent 30-59 days	104	47	45	40	99	—	335
Loans in repayment - delinquent 60-89 days	59	24	23	19	48	—	173
Loans in repayment - 90 days or greater past due	42	23	20	17	43	—	145
Total	$6,133	$2,964	$2,098	$1,591	$3,838	$6,406	23,030
Deferred origination costs and unamortized premium/(discount)							111
Allowance for credit losses							(1,526)
Total Private Education Loans, net							$21,615

Loans in forbearance as a percentage of total Private Education Loans in repayment and forbearance	1.20%	0.30%	0.19%	0.12%	0.19%	—%	2.00%

Private Education Loans Held for Investment Types
The following table provides information regarding the loans in repayment balance and total loan balance by Private Education Loan held for investment product type at September 30, 2026 and December 31, 2025.

As of September 30, 2026 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,576,307	$2,158,715	$308,419	$16,043,441
$ in total	$18,501,108	$3,080,112	$384,797	$21,966,017

As of December 31, 2025 (dollars in thousands)	Smart Option	Graduate Loan	Other(1)	Total
$ in repayment(2)	$13,806,666	$1,765,589	$322,572	$15,894,827
$ in total	$18,785,313	$2,468,471	$406,650	$21,660,434
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

	Private Education Loans
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	90 Days or Greater Past Due	Allowance for Uncollectible Interest(1)(2)
September 30, 2026	$1,674,856	$6,073	$13,025
December 31, 2025	$1,570,069	$6,548	$14,511
September 30, 2025	$1,693,268	$6,378	$13,187
(1)The allowance for uncollectible interest at September 30, 2026 and 2025 represents the expected losses related to the portion of accrued interest receivable on those loans that are in repayment (at September 30, 2026 and 2025, relates to $156 million and $155 million, respectively, of accrued interest receivable) that is/was not expected to be capitalized. The accrued interest receivable that is/was expected to be capitalized ($1.5 billion at both September 30, 2026 and 2025) is/was reserved in the allowance for credit losses.
(2)The allowance for uncollectible interest at December 31, 2025 represents the expected losses related to the portion of accrued interest receivable on those loans in repayment ($164 million of accrued interest receivable) that was not expected to be capitalized. The accrued interest receivable that was expected to be capitalized ($1.4 billion) was reserved in the allowance for credit losses.

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our primary funding and liquidity objective is to support our businesses throughout market cycles, including during periods of financial stress. Our business needs primarily include funding originations of Private Education Loans and meeting any deposits outflows at the Bank. To achieve these objectives, we maintain access to a diverse set of funding sources, such as retail deposits, brokered deposits, asset-backed securitizations, unsecured debt, other financing facilities, strategic partnerships, and loan sales. We maintained liquidity reserves in the form of unrestricted cash and liquid investments of $4.3 billion and $5.4 billion as of September 30, 2026 and December 31, 2025, respectively, as noted in the table below.
At September 30, 2026 and December 31, 2025, our sources of liquidity included unrestricted cash, primarily held at the Federal Reserve Bank, and liquid investments with unrealized losses of $100.5 million and $61.2 million, respectively. It is our policy to maintain a liquidity stockpile that is sufficient in size and quality to meet our financial obligations in normal and stressed times. Our liquidity risk management is governed by policies approved by our Board of Directors. Oversight of these policies is performed at the Asset and Liability Committee, a management-level committee. These policies consider the volatility of cash flow forecasts, expected asset and liability maturities, anticipated loan demand, and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and deposit markets at reasonable rates. This ability can be, and at times is, affected by our performance, competitive pressures, the macroeconomic environment, interest rate fluctuations, and the impact they have on the availability of funding sources in the market. We target maintaining sufficient on-balance sheet and contingent sources of liquidity to enable us to meet all contractual and contingent obligations under various stress scenarios, including severe macroeconomic stresses and specific stresses that test the resiliency of our balance sheet. At September 30, 2026, we held a significant liquidity buffer of unrestricted cash and government-backed investments, which we expect to maintain in the future. Due to the seasonal nature of our business, our liquidity levels, and the funding sources we are using to manage them, vary from quarter to quarter.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2026	December 31, 2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$13,236	$4,421
Sallie Mae Bank(1)	2,151,939	4,236,844
Available-for-sale investments	2,138,820	1,135,886
Total unrestricted cash and liquid investments	$4,303,995	$5,377,151

(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$11,446	$9,179	$8,113	$8,216
Sallie Mae Bank(1)	2,612,176	4,279,008	3,607,381	4,008,639
Available-for-sale investments	2,366,728	1,127,728	1,560,943	1,182,684
Total unrestricted cash and liquid investments	$4,990,350	$5,415,915	$5,176,437	$5,199,539
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits
The following table summarizes total deposits at September 30, 2026 and December 31, 2025.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Deposits - interest-bearing	$20,759,720	$21,059,967
Deposits - non-interest-bearing	1,185	184
Total deposits	$20,760,905	$21,060,151

Our total deposits of $20.8 billion were comprised of $9.3 billion in brokered deposits and $11.5 billion in retail and other deposits at September 30, 2026, compared with total deposits of $21.1 billion, which were comprised of $8.8 billion in brokered deposits and $12.3 billion in retail and other deposits, at December 31, 2025.
Interest-bearing deposits as of September 30, 2026 and December 31, 2025 consisted of retail and brokered non-maturity savings deposits, retail and brokered non-maturity MMDAs, and retail and brokered CDs. Interest-bearing deposits also include deposits from Educational 529 and Health Savings plans that diversify our funding sources and that we consider to be core. These and other large omnibus accounts, aggregating the deposits of many individual depositors, represented $6.5 billion and $7.6 billion of our deposit total as of September 30, 2026 and December 31, 2025, respectively. The omnibus accounts are structured in such a way that entitles the individual depositor pass-through deposit insurance (subject to FDIC rules and limitations), and the majority of these deposits have contractual minimum balances and maturity terms.
Some of our deposit products are serviced by third-party providers. Placement fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2 million in both the three months ended September 30, 2026 and 2025 and placement fee expense of $6 million in both the nine months ended September 30, 2026 and 2025. There were $9 million fees paid to third-party brokers related to brokered CDs in the three months ended September 30, 2026 and $14 million in fees paid to third-party brokers related to brokered CDs for the nine months ended September 30, 2026. There were $4 million in fees paid to third-party brokers related to brokered CDs for both the three and nine months ended September 30, 2025.
Interest bearing deposits at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)
Money market	$8,676,240	3.96%	$10,004,845	3.83%
Savings	1,669,969	3.67	1,177,177	3.83
Certificates of deposit	10,413,511	4.13	9,877,945	3.87
Deposits - interest bearing	$20,759,720		$21,059,967
(1) Includes the effect of interest rate swaps in effective hedge relationships.
As of September 30, 2026 and December 31, 2025, there were $734 million and $557 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $56 million and $71 million at September 30, 2026 and December 31, 2025, respectively.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties we use are the CME and the LCH. All variation margin payments on derivatives cleared through the CME and LCH are accounted for as legal settlement. As of September 30, 2026, $9 million notional of our derivative contracts were cleared on the CME and $2 million were cleared on the LCH. The derivative contracts cleared through the CME and LCH represent 86.0 percent and 14.0 percent, respectively, of our total notional derivative contracts of $11 million at September 30, 2026.
For derivatives cleared through the CME and LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative. The amount of variation margin included as settlement as of September 30, 2026 was immaterial for both the CME and LCH. Changes in fair value for derivatives not designated as hedging instruments are presented as realized gains (losses).
Our exposure to the counterparty is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At both September 30, 2026 and December 31, 2025, we had a net positive exposure (derivative gain/loss positions to us, less collateral held by us and plus collateral posted with counterparties) related to derivatives of $0.1 million.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2026.

As of September 30, 2026 (dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Total exposure, net of collateral	$65
Exposure to counterparties with credit ratings, net of collateral	$65
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
We believe that current and projected capital levels are appropriate for 2026. As of September 30, 2026, the Bank’s risk-based and leverage capital ratios exceed the required minimum ratios and the applicable buffers under the fully phased-in U.S. Basel III standards as well as the “well capitalized” standards under the prompt corrective action framework.
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

	Actual		U.S. Basel III Minimum Requirements Plus Buffer(1)(2)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2026:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,958,577	11.2%	$1,855,452	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,958,577	11.2%	$2,253,049	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,304,955	12.5%	$2,783,178	>	10.5%
Tier 1 Capital (to Average Assets)	$2,958,577	10.3%	$1,147,761	>	4.0%

As of December 31, 2025:
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$1,849,590	>	7.0%
Tier 1 Capital (to Risk-Weighted Assets)	$2,929,973	11.1%	$2,245,930	>	8.5%
Total Capital (to Risk-Weighted Assets)	$3,274,883	12.4%	$2,774,384	>	10.5%
Tier 1 Capital (to Average Assets)	$2,929,973	9.9%	$1,186,335	>	4.0%

(1)    Reflects the U.S. Basel III minimum required ratio plus the applicable capital conservation buffer.
(2)    The Bank’s regulatory capital ratios also exceeded all applicable standards for the Bank to qualify as “well capitalized” under the prompt corrective action framework.

Dividends
The Bank is chartered under the laws of the State of Utah, and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Company relies on dividends from the Bank, as necessary, to enable the Company to pay any declared dividends and other payments and consummate share repurchases, as described herein. The Bank declared $50 million and $450 million in dividends to the Company for the three and nine months ended September 30, 2026, respectively, and $100 million and $294 million in dividends to the Company for the three and nine months ended September 30, 2025, respectively, with the proceeds primarily used to fund share repurchase programs and stock dividends. We expect that the Bank will pay dividends to the Company as may be necessary to enable the Company to pay any declared dividends on its Series B Preferred Stock and common stock and to consummate any common share repurchases by the Company under the share repurchase programs.

Borrowings
Outstanding borrowings consist of unsecured debt and secured borrowings issued through our term ABS program, our Secured Borrowing Facility, and our Secured Warehouse Facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our borrowings at September 30, 2026 and December 31, 2025, respectively. For additional information, see Note 8, “Borrowings” in this Form 10-Q.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Short-Term	Long-Term	Total	Short-Term	Long-Term	Total
Unsecured borrowings:
Unsecured debt (fixed-rate)	$—	$988,466	$988,466	$498,415	$493,415	$991,830
Total unsecured borrowings	—	988,466	988,466	498,415	493,415	991,830
Secured borrowings:
Private Education Loan term securitizations:
Fixed-rate	—	3,947,591	3,947,591	—	4,174,513	4,174,513
Variable-rate	—	599,866	599,866	—	694,566	694,566
Total Private Education Loan term securitizations	—	4,547,457	4,547,457	—	4,869,079	4,869,079
Secured Borrowing Facility	—	—	—	—	—	—
Secured Warehouse Facility	898,729	—	898,729	—	—	—
Total secured borrowings	898,729	4,547,457	5,446,186	—	4,869,079	4,869,079
Total	$898,729	$5,535,923	$6,434,652	$498,415	$5,362,494	$5,860,909
Long-term Borrowings
Unsecured Borrowings Transactions
On January 31, 2025, we issued $500 million of 6.50 percent unsecured Senior Notes due January 31, 2030 (the “2030 Senior Notes”), at a price of 99.78 percent. At September 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.
On February 18, 2025, we redeemed $500 million of the 4.20 percent unsecured Senior Notes due October 29, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were redeemed at 100 percent of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a $1 million loss on the transaction.
On May 15, 2026, we issued $500 million of 6.495 percent unsecured Senior Notes due May 15, 2032 (the “2032 Senior Notes”), at a price of 100 percent. At September 30, 2026, the outstanding carrying value, net of deferred financing fees, was $494 million.

Tender Offer
On May 12, 2026, we completed a cash tender offer for any and all of the $500 million of 3.125 percent unsecured Senior Notes due November 2, 2026 (the “2026 Senior Notes”), which was made concurrently with the offerings of the 2032 Notes (the “Tender Offer”). We paid an aggregate consideration of $447 million in the Tender Offer to repurchase $448 million principal amount of the 2026 Senior Notes at a repurchase price equal to 99.58 percent of the principal amount plus accrued and unpaid interest. The repurchase of the 2026 Senior Notes accepted for purchase in the Tender Offer was accounted for as a debt extinguishment.
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
Secured Borrowing Facility
On July 27, 2026, we amended our Secured Borrowing Facility to decrease the amount to be borrowed under the facility from $2.5 billion to $2 billion and extended the maturity. We hold 100 percent of the residual interest in the Secured Borrowing Facility Trust. The amendment extended the revolving period, during which we may borrow, repay, and reborrow funds, until July 26, 2027. The scheduled amortization period, during which amounts outstanding under the Secured Borrowing Facility must be repaid, ends on July 26, 2028 (or earlier, if certain material adverse events occur). The one-year revolving period plus the one-year amortization period results in a contractual maturity that is two years from the date of inception or renewal. At both September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Secured Borrowing Facility.
Secured Warehouse Facility
On August 31, 2026, we entered into the Secured Warehouse Facility with certain financial institutions. The Secured Warehouse Facility is intended to provide financing for the acquisition and holding of eligible Private Education Loans prior to their disposition through sale or other financing transactions, including sale to strategic partners.
Under the Secured Warehouse Facility, we may borrow up to an aggregate principal amount of $1.5 billion for the period between August 31, 2026 and February 28, 2027 and $500 million between March 1, 2027 and August 31, 2027, subject to borrowing base requirements, eligibility criteria, concentration limits, and other customary conditions. Borrowings under the Secured Warehouse Facility are secured by substantially all of the assets held by the warehouse vehicle, including the financed Private Education Loan portfolio and related collections.
The Secured Warehouse Facility matures with respect to third-party financial institutions on August 30, 2027. Until such date, we may make borrowings and repayments under the facility, subject to the terms of the Secured Warehouse Facility agreement. All outstanding borrowings become due and payable on the applicable maturity date, unless repaid earlier in accordance with the terms of the Secured Warehouse Facility.
Borrowings under the Secured Warehouse Facility bear interest at rates based on either a commercial paper rate or daily compounded SOFR plus a spread of 1.10 percent. The benchmark rate applicable to a particular borrowing is determined by the funding source of the lender providing such advance, as specified in the Secured Warehouse Facility agreement. As of September 30, 2026, outstanding borrowings under the Secured Warehouse Facility accrued interest at a weighted-average rate of 4.75 percent. We are also subject to certain unused commitment fees and other customary fees.
As of September 30, 2026, we had $900 million of borrowings outstanding and $600 million of additional borrowing capacity available under the Secured Warehouse Facility. The pledged loans continue to be recognized on our consolidated balance sheet because the transaction did not qualify for sale treatment.
The Secured Warehouse Facility contains customary representations and warranties, affirmative and negative covenants, eligibility requirements, and events of default. Upon the occurrence of certain events of default, the lenders may accelerate repayment obligations and exercise remedies against the pledged collateral.
Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $125 million at September 30, 2026. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing and is payable daily. We did not utilize these lines of credit in the nine months ended September 30, 2026, nor in the year ended December 31, 2025.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2026 and December 31, 2025, the value of our pledged collateral at the FRB totaled $3.3 billion and $2.5 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2026, nor in the year ended December 31, 2025.

Contractual Loan Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of such approval but, instead, have a commitment to fund a portion of the loan later (usually at the start of the second semester or subsequent trimesters). We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. At September 30, 2026, we had $3.2 billion of outstanding contractual loan commitments that we expect to fund during the remainder of the 2026/2027 academic year, including $672 million of contractual loan commitments associated with loans classified as held for sale. At September 30, 2026, we had a $94 million reserve recorded in “Other Liabilities” to cover lifetime expected credit losses on the unfunded commitments. See Note 2, “Significant Accounting Policies — Allowance for Credit Losses — Off-Balance Sheet Exposure for Contractual Loan Commitments” in our 2025 Form 10-K and Note 5, “Allowance for Credit Losses and Unfunded Loan Commitments” in this Form 10-Q for additional information.
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
The following table summarizes the potential effect of certain rate-change scenarios on earnings over the next 24 months and on the market values of assets and liabilities at September 30, 2026 and 2025. This analysis shows four scenarios where interest rates are shocked up and down 100 basis points and 300 basis points while credit and funding spreads remain constant. The EAR analysis shown below assumes a static balance sheet, with maturities of each product replaced with assumed issuance of new products of the same type. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date, and does not reflect any impact of loan sales, new assets, liabilities, commitments, or hedging instruments that may arise in the future.
The EAR results for September 30, 2026 indicate a market risk profile of low sensitivity to interest rate changes, based on static balance sheet assumptions over the next two years. The higher mix of fixed-rate versus variable-rate loan disbursements continues, which results in our liabilities repricing more quickly than our assets over time. This exposure to higher interest rates is less than it was at the end of 2025 as a result of the Company taking actions to extend the duration of a portion of our liabilities. Additionally, planned loan sales, which are not included in the static EVE modeling, significantly reduce our EVE exposure.

	2026				2025
As of September 30,	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points	+300 Basis Points	+100 Basis Points	-100 Basis Points	-300 Basis Points
EAR - Shock	-9.9%	-3.3%	+3.2%	+9.7%	-11.4%	-3.6%	+3.1%	+9.7%
EAR - Ramp	-7.3%	-2.4%	+2.4%	+7.2%	-8.0%	-2.6%	+2.4%	+7.1%
EVE	-20.0%	-6.9%	+6.6%	+19.0%	-24.0%	-8.0%	+7.6%	+23.2%

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
Asset and Liability Funding Gap
The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2026. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest income, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of operations). The difference between the asset and the funding is the funding gap for the specified index. This represents at a high level our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

As of September 30, 2026 (dollars in millions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
SOFR Rate	daily/weekly/monthly	$5,142.3	$6,195.7	$(1,053.4)
3-month SOFR	quarterly	—	251.1	(251.1)
Prime	monthly	0.1	—	0.1
Non-Discrete reset(2)	daily/weekly	2,480.3	3,966.0	(1,485.7)
Fixed-Rate(3)		22,218.3	19,428.2	2,790.1
Total		$29,841.0	$29,841.0	$—

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

The “Funding Gap” in the above table primarily shows mismatches in the Fed Funds Effective Rate, SOFR rate, 3-month SOFR, Non-Discrete Reset, and Fixed-Rate categories. Changes in the Fed Funds Effective Rate, the Non-Discrete Reset, and the daily, weekly, and monthly SOFR, and 3-month SOFR categories are generally quite highly correlated and should offset each other effectively. The funding in the fixed-rate bucket includes $2.0 billion of stockholders’ equity and $0.4 billion of non-interest-bearing liabilities. We consider the overall repricing risk to be low.
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

Weighted Average Life
The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2026.

As of September 30, 2026 (averages in years)	Weighted Average Life
Earning assets
Private Education Loans	5.78
Cash and investments	2.14
Total earning assets	5.09

Deposits
Short-term deposits	0.63
Long-term deposits	3.42
Total deposits	1.24

Borrowings
Short-term borrowings	0.92
Long-term borrowings	4.08
Total borrowings	3.64

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2026.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2026	1,621,344	$25.20	1,613,441	$201,000
August 1 - August 31, 2026	1,341,187	$27.14	1,341,187	$165,000
September 1 - September 30, 2026	2,191,483	$25.17	2,191,483	$111,000
Total Third Quarter 2026	5,154,014	$25.69	5,146,111

(1)      The total number of shares purchased includes: (i) shares purchased under the stock repurchase programs discussed herein, and (ii) 7,903 shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock, restricted stock units, performance stock units, and dividend equivalent units.
(2)     The 2024 Share Repurchase Program expired on February 6, 2026. The 2026 Share Repurchase Program was announced on January 22, 2026, with an effective date of January 22, 2026, and expires on February 4, 2028. As of September 30, 2026, there was $111 million in capacity remaining under the 2026 Share Repurchase Program. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.
(3)    In the third quarter of 2026, we repurchased 5.1 million shares under 10b5-1 trading plans. See Note 10, “Stockholders’ Equity” to our consolidated financial statements in this Form 10-Q for further discussion.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2026 was $22.63.
Item 3.    Defaults Upon Senior Securities
Nothing to report.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
The following individual adopted a “Rule 10b5-1 trading arrangement” (as that term is defined in Item 408 of Regulation S-K) during the third quarter of fiscal year 2026:

Name and Title	Character of Trading Arrangement(1)	Date Adopted	Duration(2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Nicolas Jafarieh, EVP & Chief Legal, Government Affairs and Communications Officer(3)	Rule 10b5-1 Trading Arrangement	July 30, 2026	November 3, 2026 to November 10, 2027	90,000
(1) The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2) The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

(3) The trading arrangement provides for the potential sale of up to 90,000 shares of common stock, subject to specified price conditions.

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
Peter M. Graham Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 22, 2026